Form 10-K
period 1993-11-30
WESTWOOD ONE INC /DE/
filed 1994-02-02
CIK 771950

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993

                            COMMISSION FILE NUMBER: 0-13020

                                  WESTWOOD ONE, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------------

                   DELAWARE                                     95-3980449
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

  9540 WASHINGTON BOULEVARD, CULVER CITY, CA                      90232
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 204-5000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
                     NONE                                          NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     The aggregate market value of Common Stock held by non-affiliates as of January 15, 1994 was $142,393,663.

     As of January 15, 1994, 19,742,275 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on May 3, 1994 (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Westwood One, Inc. (the "Company" or "Westwood One") is a leading producer and distributor of nationally sponsored radio programs and believes it is the nation's second largest radio network.

     The Company's principal source of revenue is selling radio time to advertisers. The Company generates revenue principally by its radio networks entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the audience and spots to national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

     The Company produces and distributes regularly scheduled news, talk, sports, and entertainment programs through its various operating radio networks:
Mutual Broadcasting System, NBC Radio Networks (National Radio Network, The Source and Talknet) and Westwood One Radio. The Company's programs encompass exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, live talk shows, and sports events (principally covering the NFL, Notre Dame football and other college football and basketball games). The Company also produces and distributes special event programs, including exclusive satellite simulcasts with HBO and other cable networks. Mutual Broadcasting System, National Radio Network and Talknet are primarily adult-oriented networks, in the News, Sports, Talk and Country formats. Westwood One Radio and The Source are primarily youth-oriented networks, in the Contemporary Hit Radio ("CHR"), Album Oriented Rock ("AOR"), Country and Black formats. The Company's programs are broadcast in every radio market in the United States measured by Arbitron, the leading rating service, and are carried by Armed Forces Radio, VOA Europe and other foreign broadcast services.

     Westwood One, through its networks and programming, enables national advertisers to purchase advertising time and to have their commercial messages broadcast on radio stations throughout the United States, reaching demographically defined listening audiences. The Company delivers both of the major demographic groups targeted by national advertisers: the 25 to 54-year old adult market and the 12 to 34-year-old youth market. The Company currently sells advertising time to over 300 national advertisers, including each of the 25 largest network radio advertisers. Radio stations are able to obtain quality programming from Westwood One to meet their objective of attracting larger listening audiences and increasing local advertising revenue. Westwood One, through the development of internal programming as well as through acquisitions, has developed an extensive tape library of previously aired programs, interviews, live concert performances, news and special events. The Company uses its library as a major source of new programming. The tape library enhances Westwood One's future programming and revenue generating capabilities.

INDUSTRY BACKGROUND

  RADIO BROADCASTING

     On January 1, 1993, there were approximately 9,750 commercial radio stations in the United States. The radio broadcast industry, however, remains highly fragmented with no broadcaster owning more than 36 radio stations. This fragmentation is due primarily to FCC limitations on multiple station ownership.

     A radio station selects a style of programming ("format") to attract a target listening audience and thereby attract commercial advertising directed at that audience. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming. The number of formats has become further segmented over recent years. For example, what once was the Rock & Roll format has now been divided into several narrower formats, including Album Oriented Rock, Adult Contemporary Music ("AC") and Contemporary Hit Radio, each with a more demographically specific audience.

     The increase in the number of program formats has intensified competition among stations for local advertising revenue. A radio station has two principal ways of effectively competing for these revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. Second, a station can broadcast special programming, sporting events or national news product, such as supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenue.

  RADIO ADVERTISING

     Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. However, this process can be expensive and time-consuming, and may not permit the advertiser to select the specific program in which its advertisements will be broadcast. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience. A national advertising purchase can enable an advertiser to achieve its objective with one purchase, at a lower cost per listener, and to select a particular program environment in which its advertisements will be broadcast.

     In recent years the increase in the number of program formats has led to more demographically specific listening audiences, making radio an attractive, alternative medium for national advertisers. In addition, nationally broadcast news, concerts and special event programming have made radio an effective medium of reach (size of listening audiences) as well as frequency (number of exposures to the target audience).

     To verify audience delivery and demographic composition, specific measurement information is available to national advertisers. In the top 175 markets, the number of listeners per station is measured and published by independent rating services such as The Arbitron Ratings Co. and Statistical Research, Inc.'s RADAR. These rating services provide demographic information such as the age and sex composition of the listening audiences. Consequently, national advertisers can verify that their advertisements are being heard by their target listening audience.

BUSINESS STRATEGY

     Westwood One's principal business is providing targeted radio audiences and commercial spots to national advertisers through its recognized programming and other network products. The Company, through its various radio networks, produces and distributes quality programming to radio stations seeking to increase their listening audience and improve local and national advertising revenue. The Company sells advertising time within its programs to national advertisers desiring to reach large listening audiences nationwide with specific demographic characteristics.

     In fiscal 1993 the Company developed and implemented a strategy to focus on its core radio network business and to reduce debt by divesting of all other businesses. During the year other businesses such as radio stations (WYNY-FM and KQLZ-FM) and Radio & Records were disposed. Consequently, the financial results for these businesses are reported as discontinued operations in the Company's financial statements. Additionally, in fiscal 1993 the Company completed the sale of an unconsolidated subsidiary, WNEW-AM, (reported in 1992) and sold a parcel of real estate that had been held for sale for two years. The net proceeds from all these transactions enabled the Company to reduce its debt to $60,149,000 at November 30, 1993 from $178,579,000 at November 30, 1992. Lastly, in the fourth quarter of 1993 the Company repaid its Revolving Facility and term loan with a bank by entering into a new senior debt agreement with a maximum borrowing capacity of $20,000,000.

     In refocusing on its core network and radio syndication business, the Company has concentrated on across-the-board cost reductions in order to improve profitability. In late fiscal 1993 the Company took a major step to enhance its future and ability to compete by entering into a definitive agreement to acquire Unistar Radio Networks, Inc. ("Unistar") for $101,300,000 along with the following additional matters in connection with the acquisition:

     (a) the sale by the Company to Infinity Network, Inc. ("INI"), a wholly-owned subsidiary of Infinity Broadcasting Corporation ("Infinity"), of 5,000,000 shares of the Company's Common Stock and a warrant to purchase up to an additional 3,000,000 shares of Common Stock at an exercise price of $3.00 per share, for a total purchase price of $15,000,000;

     (b) a Management Agreement between the Company and Infinity pursuant to which (a) the Chief Executive Officer of Infinity, currently Mel Karmazin, will become Chief Executive Officer of the Company, (b) the Chief Financial Officer of Infinity, currently Farid Suleman, will become Chief Financial Officer of the Company and (c) Infinity will manage the business and operation for an annual base fee of $2,000,000 (adjusted for inflation), an annual cash bonus payable in the event of meeting certain financial targets and additional warrants to acquire up to 1,500,000 shares of common stock exercisable at certain market prices per share.

     (c) a Voting Agreement providing for the reconstitution of the Board of Directors into a nine-member Board and the voting of Norman Pattiz's shares of the Company's Common

        Stock and Class B Stock and the shares of the Common Stock held by the Infinity subsidiary.

     Unistar is a producer and distributor of radio programs and 24-hour continuous play formats to radio stations nationwide. Unistar serves approximately 2,000 affiliated radio stations, and similar to Westwood One, produces and distributes regularly scheduled news, business, sports and entertainment programs through its various operating radio networks: Unistar Power Radio Network, CNN+Radio Network, Unistar Super Radio Network, CNBC Business Radio Network and Unistar Programming Network.

     Generally, Unistar pays the cost of producing or acquiring the broadcasting rights for its programming and pays compensation to its affiliated stations for broadcasting the programs and commercial announcements included therein. Like the Company, Unistar derives substantially all of its revenue from the sale of commercial time to national advertisers.

     The Company anticipates financing the acquisition ($101,300,000), repaying its current senior debt agreement ($13,648,000 at November 30, 1993) and improving its working capital with a new senior loan from a syndicate of banks in the amount of $125,000,000 and the sale of $15,000,000 of Common Stock to INI.

  RADIO PROGRAMMING

     The depth of Westwood One's programming has grown through internal expansion and through acquisition. The Company produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events, and sports features.

     The Company controls most aspects of production of its programs, therefore being able to tailor its programs to respond to current and changing listening preferences. The Company produces both regularly scheduled short-form programs (typically 5 minutes or less) and long-form programs (typically 60 minutes or longer). Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, New York, New York and Arlington, Virginia. The long-form programs include shows produced entirely at the Company's in-house production facilities and recordings of live concert performances and sports events made on location.

     Westwood One also produces and distributes special event syndicated programs. In fiscal 1993 the Company produced and distributed numerous special event programs, including the multi-venue Country music extravaganza, Country Takes Manhattan, worldwide broadcasts of Paul McCartney Live In The New World, Zooropa 93: U2 Live From Dublin, Aerosmith Live From Brussels, the HBO simulcast of Madonna: Live Down Under "The Girlie Show", and exclusive live concert broadcasts of Tom Petty and The Heartbreakers, and Rod Stewart. Westwood One believes these broadcasts have contributed to its reputation and are an integral part of its business strategy to increase its share of the national radio network advertising market.

     Westwood One obtains most of the programming for its concert series by recording live concert performances of prominent recording artists. The agreements with these artists often provide the exclusive right to broadcast the concerts worldwide over the radio (whether live or pre-recorded) for a specific period of time. The Company may also obtain interviews with the recording artist and retain a copy of the recording of the concert and the interview for use in its radio programs and as additions to its extensive tape library. The agreements provide the artist with master recordings of their concerts and nationwide exposure on affiliated radio stations. In certain cases the artists may receive compensation.

     Westwood One's other programs are produced at its in-house production facilities. The Company determines the content and style of a program based on the target audience it wishes to reach. The Company assigns a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because Westwood One controls the production process, it can refine the programs' content to respond to the needs of its affiliated stations and national advertisers. In addition, the Company can alter program content in response to current and anticipated audience demand.

     The Company believes that its tape library is a valuable asset and significantly enhances its future programming and revenue generating capabilities. The library contains previously broadcast programs, live concert performances, interviews, daily news programs, sports and entertainment features, Capitol Hill hearings and other special events. New programs can be created and developed at a low cost by excerpting material from the library. For example, in 1993 Westwood One delved into its vast archives to bring back the sounds of the 70's and 80's for its new series The Retro Show. The Company also utilized its extensive music and interview resources for one time only specials and ongoing series such as Off The Record with Mary Turner, Classic Tracks and On The Edge.

  AFFILIATED RADIO STATIONS

     Westwood One's radio network business strategy addresses the programming needs and financial limitations of radio stations. The Company offers radio stations a wide selection of regularly scheduled and special event syndicated programming. These programs are completely produced by the Company and, therefore, the stations have no production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

     Westwood One's networks enter into affiliation agreements with radio stations. In the case of news and current events programming, the agreements commit the station to broadcast only the advertisements associated with these programs and allows the station flexibility to have the news headlined by their newscasters. The other affiliation agreements require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. Radio stations in the top 200 national markets may also receive compensation for airing national advertising associated with the Company's news and current events programming.

     Affiliation agreements specify the number of times and the approximate time of day each program and advertisement may be broadcast. Westwood One requires that each station complete and promptly return to the Company an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements for Westwood One's entertainment programming are non-cancelable for 26 weeks and are automatically renewed for subsequent 26-week periods, if not canceled 30 days prior to the end of the existing contract term. Affiliation agreements for Westwood One's news and current events programming generally run for a period of at least one year, are automatically renewable for subsequent periods and are cancelable by either the Company or the station upon 90 days' notice.

     The Company has 34 people responsible for station relations and marketing its programs to radio stations. Station relationships are managed geographically to allow the marketing staff to concentrate on specific geographical regions. This enables the Company's staff to develop and maintain close, professional relationships with radio station personnel and to provide them with quick programming assistance.

  NATIONAL ADVERTISERS

     Westwood One provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide that have specific demographic characteristics. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time in the Company's programs. By purchasing time in programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time.

     Westwood One generally guarantees an advertiser delivery of an audience of a specified size and demographic composition, which can be verified through independent surveys. Furthermore, advertisers receive affidavits that indicate the number of times and the time of day the advertisers' commercial messages were broadcast. The Company supports its national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of Company programs and is designed to increase the advertisers' target listening audience.

     The Company sells its commercial time to advertisers either as "bulk" or "flighted" purchases. Bulk purchases are long-term contracts (26 to 52 weeks) that are sold "up-front" (early advertiser commitments for national broadcast time) at discounts below prevailing market prices. Flighted purchases are contracts for a specific, short-term period of time (one to six weeks) that are sold at or above prevailing market prices. The Company's strategy for growth in advertising revenue is to increase the amount of advertising time sold on the usually more profitable flighted basis, to increase revenue of the non-RADAR rated programs, and to increase audience size for news, talk and current events programming.

COMPETITION

     The Company operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks, some of which may have greater financial resources than the Company, as well as with smaller independent radio syndication producers and distributors. In addition, Westwood One competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a larger and more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

     The increase in the number of program formats has led to increased competition among local radio stations for audience. As stations attempt to differentiate themselves in an increasingly competitive environment, their demand for quality programming available from outside programming sources has increased. This demand has been intensified by high operating and production costs at local radio stations and increased competition for local advertising revenue.

GOVERNMENT REGULATION

     Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs, is not subject to regulations by the FCC.

EMPLOYEES

     On January 15, 1994, Westwood One, had 269 full-time employees, including a domestic advertising sales force of 48 people. In addition, the Company maintains continuing relationships with approximately 50 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System and NBC Radio Networks are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

ITEM 2. PROPERTIES

     The Company owns a 7,600 square-foot building in Culver City, California in which its production facilities are located; a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space; and a 7,700 square-foot unoccupied building in Culver City which contained production facilities and offices for KQLZ -FM until shortly after the station was sold. In addition, the Company leases offices in New York, Chicago, Detroit, Dallas, and Arlington, Virginia.

     The Company believes that its facilities are more than adequate for its current level of operations and contemplates reducing its available square footage in the Culver City area.

ITEM 3. LEGAL PROCEEDINGS

     The Company submitted to the Securities and Exchange Commission ("Commission") an offer of settlement arising out of a formal investigation by the Commission which has been pending since 1989. The settlement offer, which was accepted by the Commission on January 7, 1994 and an order entered on January 19, 1994, involved the Company's consent, without admitting or denying any of the findings of the Commission, to an administrative cease and desist order based upon findings that in 1987 and 1988 the Company violated antifraud and accounting provisions of the federal securities laws and the rules thereunder in its revenue recognition and accounting practices during that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     On January 15, 1994 there were approximately 475 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its special shareholders' meeting on January 28, 1994, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol WONE since the Company's initial public offering on April 24, 1984. The following table sets forth the range of high and low last sales prices on the NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the fiscal quarters indicated.

        FISCAL 1993                                                  HIGH         LOW
        -----------                                                  ----         ---
        First Quarter..............................................    2 5/8       1 9/16
        Second Quarter.............................................    3           1 13/16
        Third Quarter..............................................    3 1/8       2 5/8
        Fourth Quarter.............................................    9 1/4       2 3/8

        FISCAL 1992
        -----------
        First Quarter..............................................    3 1/2       1 5/16
        Second Quarter.............................................    3 3/8       2 1/16
        Third Quarter..............................................    3           2
        Fourth Quarter.............................................    2 1/2       1 9/16

No cash dividend was paid on the Company's stock during fiscal 1993 or 1992.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS EXCEPT PER SHARE DATA)

     The table below summarizes selected consolidated financial data of the Company for each of the last five fiscal years:

OPERATING RESULTS FOR FISCAL YEAR ENDED:

                                                                                     NOVEMBER 30,
                                                             ------------------------------------------------------------
                                                               1993         1992         1991         1990         1989
                                                             --------     --------     --------     --------     --------
REVENUE..................................................    $ 99,579     $101,290     $108,586     $107,629     $105,420
OPERATING COSTS AND EXPENSES.............................     101,770      119,990      114,517      116,938      115,541
                                                             --------     --------     --------     --------     --------
OPERATING (LOSS).........................................      (2,191)     (18,700)      (5,931)      (9,309)     (10,121)
                                                             --------     --------     --------     --------     --------
Interest Expense.........................................       6,551        5,562        5,610        8,031        8,155
Other Expense (Income)...................................         (60)         301        1,081         (366)        (612)
Equity in Net Loss of Unconsolidated Subsidiary..........          --          789        1,901        1,608          996
Loss on Sale of Unconsolidated Subsidiary................          --        6,536           --           --           --
Effect of Litigation Settlement..........................          --           --           --           --        6,129
                                                             --------     --------     --------     --------     --------
                                                                6,491       13,188        8,592        9,273       14,668
                                                             --------     --------     --------     --------     --------
(LOSS) BEFORE TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY GAIN.....................................      (8,682)     (31,888)     (14,523)     (18,582)     (24,789)
(BENEFIT) FOR INCOME TAXES...............................          --      (10,491)      (4,519)      (5,667)      (8,044)
                                                             --------     --------     --------     --------     --------
(LOSS) FROM CONTINUING OPERATIONS........................      (8,682)     (21,397)     (10,004)     (12,915)     (16,745)
(LOSS) ON DISCONTINUED OPERATIONS, NET OF INCOME TAX
  BENEFIT................................................      (3,140)      (2,721)      (6,778)      (5,260)      (5,993)
PROVISION FOR (LOSS) ON DISPOSAL OF DISCONTINUED
  OPERATIONS.............................................     (12,087)          --           --           --           --
                                                             --------     --------     --------     --------     --------
(LOSS) BEFORE EXTRAORDINARY GAIN.........................     (23,909)     (24,118)     (16,782)     (18,175)     (22,738)
EXTRAORDINARY GAIN.......................................          --           --       25,618           --           --
                                                             --------     --------     --------     --------     --------
NET INCOME (LOSS)........................................    $(23,909)    $(24,118)    $  8,836     $(18,175)    $(22,738)
                                                             --------     --------     --------     --------     --------
                                                             --------     --------     --------     --------     --------
EARNINGS (LOSS) PER SHARE:
  Primary:
    Continuing Operations................................    $   (.57)    $  (1.44)    $   (.67)    $   (.89)    $  (1.16)
    Discontinued Operations..............................       (1.01)        (.18)        (.46)        (.36)        (.42)
                                                             --------     --------     --------     --------     --------
    (Loss) Before Extraordinary Gain.....................       (1.58)       (1.62)       (1.13)       (1.25)       (1.58)
    Extraordinary Gain...................................          --           --         1.73           --           --
                                                             --------     --------     --------     --------     --------
        Net Income (Loss)................................    $  (1.58)    $  (1.62)    $    .60     $  (1.25)    $  (1.58)
                                                             --------     --------     --------     --------     --------
                                                             --------     --------     --------     --------     --------
  Fully diluted:
    Continuing Operations................................    $   (.57)    $  (1.44)    $   (.30)    $   (.89)    $  (1.16)
    Discontinued Operations..............................       (1.01)        (.18)        (.28)        (.36)        (.42)
                                                             --------     --------     --------     --------     --------
    (Loss) Before Extraordinary Gain.....................       (1.58)       (1.62)        (.58)       (1.25)       (1.58)
    Extraordinary Gain...................................          --           --         1.06           --           --
                                                             --------     --------     --------     --------     --------
        Net Income (Loss)................................    $  (1.58)    $  (1.62)    $    .48     $  (1.25)    $  (1.58)
                                                             --------     --------     --------     --------     --------
                                                             --------     --------     --------     --------     --------

BALANCE SHEET DATA AT PERIOD ENDED:

                                                                                     NOVEMBER 30,
                                                             ------------------------------------------------------------
                                                               1993         1992         1991         1990         1989
                                                             --------     --------     --------     --------     --------
CURRENT ASSETS...........................................    $ 32,987     $ 51,091     $ 46,126     $ 54,312     $ 54,613
WORKING CAPITAL..........................................      (1,503)     (11,942)      10,200       28,676       27,112
TOTAL ASSETS.............................................     152,067      295,740      322,561      343,783      353,065
LONG-TERM DEBT...........................................      51,943      146,622      169,083      214,342      195,750
TOTAL SHAREHOLDERS' EQUITY...............................      55,151       75,204       98,765       89,496      106,713

- ---------------


      No cash dividend was paid on the Company's common stock during the five years ended November 30, 1993.

     Operating results for all prior periods have been reclassified to conform to the fiscal 1993 presentation for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     In June 1993, the Company completed the sales of its two owned-and-operated radio stations, WYNY-FM and KQLZ-FM (collectively, the "Stations"), and in November 1993 Westinghouse Electric Corporation ("WEC") acquired Radio & Records and the remaining net assets of Westwood One Stations Group, Inc. ("The Group") (a subsidiary initially set up by the Company as the owner of the Stations and Radio & Records in order to collateralize loans from WEC) in complete satisfaction of The Group's remaining obligations for the principal amount of loans and accrued interest thereon owed to WEC. Accordingly, the results of the Stations and Radio & Records are classified as discontinued operations for all periods presented.

     The following table sets forth the consolidated statements of operations in dollars and as a percent of revenue for the three years ended November 30, 1993, 1992, and 1991, accompanied by dollar and percent comparisons covering 1993 vs 1992 and 1992 vs 1991:

                                           FISCAL YEAR ENDED NOVEMBER 30,
                                 ---------------------------------------------------
                                      1993              1992              1991           1993 VS 1992       1992 VS 1991
                                 ---------------   ---------------   ---------------   ----------------   ----------------
                                 DOLLARS     %     DOLLARS     %     DOLLARS     %     DOLLARS      %     DOLLARS      %
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
REVENUE........................  $ 99,579   100%   $101,290   100%   $108,586   100%   $ (1,711)    -2%   $ (7,296)    -7%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
Operating Costs and Expenses
  Excluding Depreciation and
  Amortization.................    80,918    81%     92,249    91%     86,287    79%    (11,331)   -12%      5,962      7%
Depreciation and
  Amortization.................    16,384    16%     19,661    19%     22,055    20%     (3,277)   -17%     (2,394)   -11%
Corporate General and
  Administrative Expenses......     4,468     4%      6,017     6%      6,175     6%     (1,549)   -26%       (158)    -3%
Severance and Termination
  Expenses.....................        --     --      2,063     --         --     --     (2,063)  -100%      2,063      NM
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
                                  101,770   102%    119,990   118%    114,517   105%    (18,220)   -15%      5,473      5%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
OPERATING (LOSS)...............    (2,191)   -2%    (18,700)  -18%     (5,931)   -5%     16,509     88%    (12,769)  -215%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
Interest Expense...............     6,551     7%      5,562     5%      5,610     5%        989     18%        (48)    -1%
Other Expense (Income).........       (60)    --        301     --      1,081     1%       (361)     NM       (780)   -72%
Equity in Net Loss of
  Unconsolidated Subsidiary....        --     --        789     1%      1,901     2%       (789)  -100%     (1,112)   -58%
Loss on Sale of Unconsolidated
  Subsidiary...................        --     --      6,536     6%         --     --     (6,536)  -100%      6,536      NM
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
                                    6,491     7%     13,188    13%      8,592     8%     (6,697)   -51%      4,596     53%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
(LOSS) BEFORE TAXES,
  DISCONTINUED OPERATIONS AND
  EXTRAORDINARY GAIN...........    (8,682)   -9%    (31,888)  -31%    (14,523)  -13%     23,206     73%    (17,365)  -120%
(BENEFIT) FOR INCOME TAXES.....        --     --    (10,491)  -10%     (4,519)   -4%     10,491    100%     (5,972)  -132%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
(LOSS) FROM CONTINUING
  OPERATIONS...................    (8,682)   -9%    (21,397)  -21%    (10,004)   -9%     12,715     59%    (11,393)  -114%
(LOSS) ON DISCONTINUED
  OPERATIONS, NET OF INCOME TAX
  BENEFIT......................    (3,140)   -3%     (2,721)   -3%     (6,778)   -6%       (419)   -15%      4,057     60%
PROVISION FOR (LOSS) ON
  DISPOSAL OF DISCONTINUED
  OPERATIONS...................   (12,087)  -12%         --     --         --     --    (12,087)     NM         --      --
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
(LOSS) BEFORE EXTRAORDINARY
  GAIN.........................   (23,909)  -24%    (24,118)  -24%    (16,782)  -15%        209      1%     (7,336)   -44%
EXTRAORDINARY GAIN.............        --     --         --     --     25,618    24%         --      --    (25,618)   100%
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
NET INCOME (LOSS)..............  ($23,909)  -24%   ($24,118)  -24%   $  8,836     8%   $    209      1%   $(32,954)     NM
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----
                                 --------   ----   --------   ----   --------   ----   --------   -----   --------   -----

- ---------------

NM -- not meaningful

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Revenue decreased 2% to $99,579 in fiscal 1993 from $101,290 in fiscal 1992 and decreased 7% in fiscal 1992 from $108,586 in fiscal 1991. The decrease in revenue in fiscal 1993 was attributed to the non-recurrence of the Company's exclusive radio coverage of the 1992 Summer Olympics, partially offset by revenue growth associated with an overall increase in the market. The decrease in revenue in fiscal 1992 was primarily attributable to a 13% erosion of the national network radio revenue marketplace (according to the Radio Network Association). The decline in revenue in 1992 would have been slightly greater had the Company not had the exclusive radio coverage for the 1992 Summer Olympics. The Company's market share, based on advertising revenue reported to the Radio Network Association, was 24% in fiscal 1993 as compared to approximately 25% in fiscal 1992 and 24% in 1991.

     Operating costs and expenses (excluding depreciation and amortization) primarily include affiliate compensation (to radio stations in exchange for commercial spots, which the Company sells to advertisers), current period production costs of syndicated radio programs (excluding the amortization of production costs) and network administration, which typically do not vary directly with revenue, and selling expenses (including agency commissions related to advertising revenue) which often vary closely with revenue. Operating costs and expenses excluding depreciation and amortization decreased 12% to $80,918 in fiscal 1993 from $92,249 in fiscal 1992 and increased 7% in fiscal 1992 from $86,287 in fiscal 1991. The 1993 decrease is primarily due to cost reduction programs associated with affiliate compensation, programming, news and related staff expenses, the non-recurrence of the 1992 Summer Olympics, and lower agency commissions. The fiscal 1992 increase is primarily attributable to costs associated with broadcasting the 1992 Summer Olympics, a provision for contract losses and higher affiliate compensation expense, partially offset by lower syndicated music programming expense, reduced agency commissions, lower write-offs of doubtful accounts and lower transmission expense.

     Depreciation and amortization dropped 17% to $16,384 in 1993 from $19,661 in 1992 and dropped 11% in 1992 from $22,055 in 1991. The reductions are primarily due to lower amortization of production costs and lower write-offs resulting from fewer terminated station affiliation agreements.

     Corporate general and administrative expenses decreased 26% to $4,468 in fiscal 1993 from $6,017 in fiscal 1992 and decreased 3% in fiscal 1992 from $6,175 in fiscal 1991. The decrease in 1993 was attributable to across-the-board expense cuts and the non-recurrence of one-time charges from 1992. In 1992, reduced legal and consulting fees were almost offset by a one-time charge for a vested benefit related to a new executive officer's employment contract, an executive search fee and expenses associated with restructuring loan agreements.

     Severance and termination expenses of $2,063 in 1992 were principally due to management changes implemented to achieve future efficiencies.

     Operating loss decreased 88% to $2,191 in 1993 from $18,700 in 1992 after a 215% increase in 1992 from a loss of $5,931 in 1991. The 1993 significant improvement was primarily due to extensive cost reduction programs and the non-recurrence of prior year severance and termination expenses, partially offset by the non-recurrence of profit from the 1992 Summer Olympics. The increase in the 1992 operating loss occurred principally due to the profit impact of lower revenue resulting from the overall decline in the marketplace (somewhat offset by profit from the 1992 Olympics), increased operating costs and expenses excluding depreciation and amortization and significant severance and termination expenses, partially offset by lower depreciation and amortization.

     Interest expense was $6,551, $5,562 and $5,610 in fiscal 1993, 1992 and 1991, respectively. The 18% increase in fiscal 1993 was primarily due to restructuring expenses accompanied by an increased interest rate associated with amending the terms of the Company's bank revolving credit facility and term loan.

     In fiscal 1993, other income of $60 was principally comprised of investment income. In fiscal 1992 and 1991, other expense of $301 and $1,081, respectively, was due principally to provisions in 1992 and 1991 of $250 and $1,428, respectively, to write-down a parcel of real estate that was held for sale to its net realizable value, partially offset by investment income.

     Equity in net loss of an unconsolidated subsidiary represents the Company's share of the operating performance of WNEW-AM, which was sold in August 1992.

     Loss on the sale of an unconsolidated subsidiary of $6,536 in 1992 represents the provision for the sale of WNEW-AM, which closed on December 15, 1992.

     Loss before taxes, discontinued operations, and extraordinary gain decreased 73% to $8,682 in 1993 from $31,888 in 1992 and increased 120% in 1992 from $14,523 in 1991. The 1993 dramatic improvement was attributable to the decreased operating loss and the elimination of both the equity in net loss and loss on sale of an unconsolidated subsidiary resulting from its sale in the third quarter of fiscal 1992. The increased loss in 1992 was principally due to the increased operating loss, the loss on the sale of an unconsolidated subsidiary, and the provision for the write-down to net realizable value of a parcel of real estate.

     Starting in fiscal 1993 the Company no longer has deferred tax liabilities available to offset its loss from continuing operations resulting in a reduced benefit for income taxes of $10,491 in 1993. The benefit for income taxes increased 132% to $10,491 in 1992 from $4,519 in 1991, principally as a result of the change in pre-tax loss. The Company's effective tax rates in fiscal 1992 and 1991 were 33% and 31%, respectively.

     Loss from continuing operations decreased $12,715 to $8,682 in 1993 from $21,397 in 1992 and increased $11,393 in 1992 from $10,004 in 1991 due to changes in the pre-tax loss, partially offset by the benefit for income taxes.

     Loss on discontinued operations, net of income tax benefit, was $3,140 in 1993, $2,721 in 1992 and $6,778 in 1991. The 1993 loss represents the operating performance of discontinued operations through March 1, 1993. The decrease in the loss in 1992 was due to improved operating performance of WYNY-FM and Radio & Records, lower interest expense and the non-occurrence of costs associated with a 1991 format change at KQLZ-FM.

     The $12,087 provision for loss on disposal of discontinued operations includes estimated future costs and operating results of the discontinued assets from March 1, 1993 until the date of disposition.

     The Company had an extraordinary gain on the debt exchange offer in fiscal 1991, net of taxes, amounting to $25,618.

      In 1992, the Financial Accounting Standards Board issued FAS No. 109 "Accounting for Income Taxes". The Company will adopt the standard on December 1, 1993, and currently estimates that its deferred tax liability will be increased by approximately $2,000. The resulting expense will be recorded in the statement of operations and reported as a cumulative effect of a change in an accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1993, the Company's cash and cash equivalents were $3,868, a decrease of $2,587 from November 30, 1992. The decrease in cash of $2,587 combined with the cash provided before financing activities of $92,544 and the proceeds from the issuance of common stock of $1,507 were used to reduce outstanding borrowings by $96,638. Additionally, WEC acquired the outstanding stock of Radio & Records and the net assets of Westwood One Stations Group in complete satisfaction of the Group's remaining debt and a conversion to common stock of $2,068 face value of Senior Debentures occurred. Consequently, total debt was reduced to $60,149 at November 30, 1993, a decrease of $118,430 from $178,579 at November 30, 1992.

     For fiscal 1993, net cash from operating activities was $2,045, a decrease of $7,207 from fiscal 1992. The decrease was primarily attributable to higher prior year network collections associated with fourth quarter 1991 revenue and a large reduction in accounts payable and accrued liabilities primarily related to reduced interest, partially offset by improved broadcast cash flow (based on the consolidated statement of operations, calculated by subtracting from revenue, operating costs and expenses excluding depreciation and amortization) and receipt of a multi-year license fee (deferred revenue). Net cash provided by investing activities was $90,499, an increase of $101,841 over the prior year, principally due to net proceeds from the sales of two radio stations, an unconsolidated subsidiary and a parcel of real estate. Consequently, cash provided before financing activities increased by $94,634 from 1992.

     The Company used the assets of The Group as collateral for a revolving credit facility and for the 16% Senior Subordinated Debentures with WEC, both non-recourse to the Company, which amounted to $104,960 at November 30, 1992. In June 1993 the Company completed the sale of both radio stations and used the net proceeds to retire the 16% Debentures ($43,733) and reduce the outstanding balance of the revolving credit facility. Effective November 1, 1993, WEC acquired Radio & Records and the remaining net assets of The Group in complete satisfaction of The Group's remaining obligations for the principal amount of loans and accrued interest thereon owed to WEC.

     On November 22, 1993 the Company repaid its Revolving Facility and term loan by entering into a new senior debt agreement involving a revolving facility and two term loans with a maximum borrowing capacity of $20,000. At November 30, 1993, the Company had outstanding borrowings under the revolving facility of $6,648 and available borrowings of $6,352.

     From December 1, 1993 through January 15, 1994, holders of the Company's Senior Debentures converted $12,542 face amount of the Senior Debentures into 3,584,000 shares of the Company's common stock, reducing the outstanding amount of the Senior Debentures to $18,516.

     In order to finance the acquisition of Unistar (which will be accounted for as a purchase) the Company anticipates obtaining a new senior loan with a syndicate of banks in the amount of $125,000. Additionally, the Company will sell 5 million shares of Common Stock and a warrant to purchase up to an additional 3 million shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to INI for $15,000. The proceeds will be used to acquire

Unistar and repay its indebtedness ($101,300), repay the Company's current senior debt agreement, and improve working capital. Immediately following the acquisition, and as a condition to obtaining a new senior loan, the Company will also redeem its Senior Debentures.

     Management believes that the Company's cash, anticipated cash flow from operations and available borrowings will be sufficient to finance current and forecasted operations and debt obligations over the next 12 months. Furthermore, management believes the acquisition of Unistar will strengthen the Company's liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and the related notes and schedules of the Company are indexed on page F-1 of this Report, and attached hereto as pages F-1 through F-17 and by this reference incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

     1. Financial statements and schedules to be filed thereunder are indexed on page F-1 hereof.

     2. Exhibits

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------    --------------------------------------------------------------------------------
      3.1     Certificate of Incorporation of Registrant.(1)
      3.2     Agreement of Merger.(1)
      3.3     Certificate of Amendment of Certificate of Incorporation, as filed on October
              10, 1986.(2)
      3.4     Certificate of Amendment of Certificate of Incorporation, as filed on October 9,
              1986.(3)
      3.5     Certificate of Amendment of Certificate of Incorporation, as filed on March 23,
              1987.(3)
      3.6     Certificate of Correction of Certificate of Amendment, as filed on March 31,
              1987 at 10:00 a.m.(3)
      3.7     Certificate of Correction of Certificate of Amendment, as filed on March 31,
              1987 at 10:01 a.m.(3)
      3.8     Bylaws of Registrant as currently in effect.(7)
      4       Form of Indenture for 6 3/4% Convertible Subordinated Debentures (including the form of the Debenture).(2)
      4.1     Warrant Agreement dated August 27, 1990 between Registrant and Security Pacific
              National Bank, as Warrant Agent.(9)
      4.2     Form of Indenture for 9% Convertible Senior Subordinated Debentures (including the form of the Debenture).(10)
     10.1     Employment Agreement and Registration Rights Agreement, dated October 18, 1993, between Registrant and Norman J. Pattiz
     10.2     First Amendment to Employment Agreement between Registrant and Norman J. Pattiz, dated January 26, 1994.
     10.3     Employment Agreement, dated December 5, 1991, between Registrant and Bruce E.
              Kanter.(12)
     10.4     Employment Agreement dated June 1, 1992, between Registrant and Gregory P.
              Batusic.(14)
     10.5     Employment Agreement dated August 30, 1993 between Registrant and Eric R. Weiss.
     10.6     Form of Indemnification Agreement Between Registrant and its Directors and
              Executive Officers.(5)
     10.7     Executive Stock Bonus Plan for Bruce E. Kanter dated December 16, 1992.(15)
     10.8     Lease dated November 1, 1981 between 1700 Broadway Co. and National Broadcasting
              Company, Inc., relating to New York, New York offices.(4)
     10.9     Lease dated May 24, 1983 between 1700 Broadway Co. and National Broadcasting
              Company, Inc., relating to New York, New York offices.(4)
     10.10    Lease dated July 19, 1989, between First Ball Associates Limited Partnership and
              Westwood

              One, Inc., relating to Arlington, Virginia offices.(8)
     10.11    Loan and Security Agreement between Registrant and Foothill Capital Corporation dated November 15, 1993.
     10.12    Purchase Agreement Between Registrant and National Broadcasting Company, Inc.
              dated as of August 24, 1987.(6)
     10.13    Westwood One, Inc. 1989 Stock Incentive Plan.(13)
     10.14    Agreement for Cancellation of Loan Documents, Guarantees and Securities Purchase
              Documents dated as of November 19, 1993 between Registrant, Westwood One
              Stations Group, Inc., Westwood One Stations-LA, Inc., Radio & Records, Inc. and
              Westinghouse Electric Corporation.
     10.15    Stock Purchase Agreement between Registrant and Unistar Communications Group,
              Inc., Unistar Radio Network, Inc., and Infinity Broadcasting Corporation, dated
              November 4, 1993.(16)
     10.16    Stipulation of Settlement of Class Action Law Suit.(8)
     10.17    Digital Audio Transmission Service Agreement dated June 5, 1990 between
              Registrant and GE American Communications, Inc.(11)
     11       Computation of Earnings (Loss) Per Share
     22       List of Subsidiaries
     24       Consent of Independent Accountants

- ---------------

 (1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.

 (2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.

 (3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.

 (4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File Number 0-13020) and incorporated herein by reference.

 (5) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.

 (6) Filed as an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.

 (7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1988 (File Number 0-13020) and incorporated herein by reference.

 (8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (File Number 0-13020) and incorporated herein by reference.

 (9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1990 (File Number 0-13020) and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's application for qualification of indentures on Form T-3 which became effective and qualified on January 11, 1991 (File Number 22-20701) and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File Number 0-13020) and incorporated herein by reference.

(13) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File Number 0-13020) and incorporated herein by reference.

(15) Filed as an exhibit to Registrant's June 18, 1993 Registration Statement on Form S-8.

(16) Filed as part of Registrant's January 7, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTWOOD ONE, INC.

February 1, 1994                          By          NORMAN J. PATTIZ
                                             ----------------------------------
                                                      Norman J. Pattiz
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                      DATE
                  ---------                               -----                      ----
        PRINCIPAL EXECUTIVE OFFICER:

              NORMAN J. PATTIZ                   Chairman of the Board of        February 1, 1994
       ------------------------------              Directors and Chief
              Norman J. Pattiz                      Executive Officer

       PRINCIPAL FINANCIAL OFFICER AND
          CHIEF ACCOUNTING OFFICER:

                BRUCE E. KANTER                   Director, Executive Vice       February 1, 1994
        ------------------------------                    President
                Bruce E. Kanter                  and Chief Financial Officer

        ADDITIONAL DIRECTORS:

                JOSEPH B. SMITH                            Director              February 1, 1994
        ------------------------------
               Joseph B. Smith

               ARTHUR E. LEVINE                            Director              February 1, 1994
        ------------------------------
               Arthur E. Levine

                PAUL G. KRASNOW                            Director              February 1, 1994
        ------------------------------
                Paul G. Krasnow

                               WESTWOOD ONE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                      PAGE
                                                                                    --------
1.  CONSOLIDATED FINANCIAL STATEMENTS

          --Report of Independent Accountants.....................................  F-2

          --Consolidated Balance Sheets at November 30, 1993 and 1992.............  F-3

          --Consolidated Statements of Operations for the fiscal years ended
            November 30, 1993, 1992 and 1991......................................  F-4

          --Consolidated Statements of Shareholders' Equity for the fiscal years ended November 30, 1993, 1992 and 1991................................  F-5

          --Consolidated Statements of Cash Flows for the fiscal years ended
            November 30, 1993, 1992 and 1991......................................  F-6

          --Notes to Consolidated Financial Statements............................  F-7 - F-16

2.  FINANCIAL STATEMENT SCHEDULES:

          IX. --Short-term Borrowings.............................................  F-17

    All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WESTWOOD ONE, INC.

     In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at November 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

Century City, California
February 1, 1994

                               WESTWOOD ONE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             NOVEMBER 30,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $  3,868     $  6,455
  Accounts receivable, net of allowance for doubtful accounts of $959
     (1993) and $1,104 (1992)..........................................    19,480       22,306
  Production costs.....................................................     6,849        9,546
  Receivable from sale of unconsolidated subsidiary....................        --        9,830
  Prepaid expenses and other...........................................     2,790        2,954
                                                                         --------     --------
          Total Current Assets.........................................    32,987       51,091
PROPERTY AND EQUIPMENT, NET (Note 3)...................................    15,984       23,032
DEFERRED PRODUCTION COSTS..............................................     6,185        8,870
INTANGIBLE ASSETS, NET (Note 4)........................................    90,745      205,196
OTHER..................................................................     6,166        7,551
                                                                         --------     --------
          TOTAL ASSETS.................................................  $152,067     $295,740
                                                                         --------     --------
                                                                         --------     --------
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................  $ 13,446     $ 15,776
  Accrued expenses and other liabilities...............................    12,838       15,300
  Current maturities of long-term debt (Note 5)........................     1,558       25,157
  Short-term borrowings (Note 5).......................................     6,648        6,800
                                                                         --------     --------
          Total Current Liabilities....................................    34,490       63,033
LONG-TERM DEBT (Notes 5 and 12)........................................    51,943      146,622
OTHER LIABILITIES......................................................    10,483       10,881
                                                                         --------     --------
          TOTAL LIABILITIES............................................    96,916      220,536
                                                                         --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12).........................        --           --
SHAREHOLDERS' EQUITY (Notes 6 and 12):
  Preferred stock: authorized 10,000,000 shares, none outstanding......        --           --
  Common stock, $.01 par value: authorized, 117,000,000 shares; issued
     and outstanding, 15,978,758 (1993) and 14,621,695 (1992)..........       160          147
  Class B stock, $.01 par value: authorized, 3,000,000 shares: issued
     and outstanding, 351,733 (1993 and 1992)..........................         4            4
  Additional paid-in capital...........................................   110,547      106,704
  Accumulated deficit..................................................   (55,560)     (31,651)
                                                                         --------     --------
          TOTAL SHAREHOLDERS' EQUITY...................................    55,151       75,204
                                                                         --------     --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................  $152,067     $295,740
                                                                         --------     --------
                                                                         --------     --------

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR ENDED
                                                                          NOVEMBER 30,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
REVENUE........................................................  $ 99,579   $101,290   $108,586
                                                                 --------   --------   --------
Operating Costs and Expenses Excluding Depreciation and
  Amortization.................................................    80,918     92,249     86,287
Depreciation and Amortization..................................    16,384     19,661     22,055
Corporate General and Administrative Expenses..................     4,468      6,017      6,175
Severance and Termination Expenses.............................        --      2,063         --
                                                                 --------   --------   --------
                                                                  101,770    119,990    114,517
                                                                 --------   --------   --------
OPERATING (LOSS)...............................................    (2,191)   (18,700)    (5,931)
                                                                 --------   --------   --------
Interest Expense...............................................     6,551      5,562      5,610
Other Expense (Income).........................................       (60)       301      1,081
Equity in Net Loss of Unconsolidated Subsidiary................        --        789      1,901
Loss on Sale of Unconsolidated Subsidiary......................        --      6,536         --
                                                                 --------   --------   --------
                                                                    6,491     13,188      8,592
                                                                 --------   --------   --------
(LOSS) BEFORE TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  GAIN.........................................................    (8,682)   (31,888)   (14,523)
(BENEFIT) FOR INCOME TAXES (Note 8)............................        --    (10,491)    (4,519)
                                                                 --------   --------   --------
(LOSS) FROM CONTINUING OPERATIONS..............................    (8,682)   (21,397)   (10,004)
(LOSS) ON DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT
  (Note 2).....................................................    (3,140)    (2,721)    (6,778)
PROVISION FOR (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
  (Note 2).....................................................   (12,087)        --         --
                                                                 --------   --------   --------
(LOSS) BEFORE EXTRAORDINARY GAIN...............................   (23,909)   (24,118)   (16,782)
EXTRAORDINARY GAIN.............................................        --         --     25,618
                                                                 --------   --------   --------
NET INCOME (LOSS)..............................................  $(23,909)  $(24,118)  $  8,836
                                                                 --------   --------   --------
                                                                 --------   --------   --------
EARNINGS (LOSS) PER SHARE:
  Primary:
     Continuing Operations.....................................  $   (.57)  $  (1.44)  $   (.67)
     Discontinued Operations...................................     (1.01)      (.18)      (.46)
                                                                 --------   --------   --------
     (Loss) Before Extraordinary Gain..........................     (1.58)     (1.62)     (1.13)
     Extraordinary Gain........................................        --         --       1.73
                                                                 --------   --------   --------
          Net Income (Loss)....................................  $  (1.58)  $  (1.62)  $    .60
                                                                 --------   --------   --------
                                                                 --------   --------   --------
  Fully diluted:
     Continuing Operations.....................................  $   (.57)  $  (1.44)  $   (.30)
     Discontinued Operations...................................     (1.01)      (.18)      (.28)
                                                                 --------   --------   --------
     (Loss) Before Extraordinary Gain..........................     (1.58)     (1.62)      (.58)
     Extraordinary Gain........................................        --         --       1.06
                                                                 --------   --------   --------
          Net Income (Loss)....................................  $  (1.58)  $  (1.62)  $    .48
                                                                 --------   --------   --------
                                                                 --------   --------   --------

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK      CLASS B STOCK    ADDITIONAL                 TREASURY STOCK
                                          ---------------   ---------------    PAID-IN     ACCUMULATED   ---------------
                                          SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      (DEFICIT)    SHARES   AMOUNT
                                          ------   ------   ------   ------   ----------   -----------   ------   ------
BALANCE AT NOVEMBER 30, 1990............  14,593    $146      352      $4      $107,321      $(16,369)     121    $1,606
  Net income for 1991...................      --      --       --      --            --         8,836       --       --
  Amortization of deferred compensation
    (Note 6)............................      --      --       --      --           281            --       --       --
  Issuance of treasury stock to 401-K
    plan................................      --      --       --      --          (768)           --      (68)     (900)
  Issuance of common stock..............       1      --       --      --            20            --       --       --
                                          ------   ------   ------     --     ----------   -----------   ------   ------
BALANCE AT NOVEMBER 30, 1991............  14,594     146      352       4       106,854        (7,533)      53       706
  Net loss for 1992.....................      --      --       --      --            --       (24,118)      --       --
  Amortization of deferred compensation
    (Note 6)............................      --      --       --      --           281            --       --       --
  Issuance of treasury stock to 401-K
    plan................................      --      --       --      --          (591)           --      (53)     (706)
  Issuance of common stock under stock
    option plans (Note 7)...............       3      --       --      --             5            --       --       --
  Conversion of Senior Debentures to
    common stock........................      25      --       --      --            89            --       --       --
  Common stock issued as compensation to
    an officer (Note 6).................      42       1       --      --            67            --       --       --
                                          ------   ------   ------     --     ----------   -----------   ------   ------
BALANCE AT NOVEMBER 30, 1992............  14,663     147      352       4       106,704       (31,651)      --       --
  Net loss for 1993.....................      --      --       --      --            --       (23,909)      --       --
  Amortization of deferred compensation
    (Note 6)............................      --      --       --      --           281            --       --       --
  Issuance of common stock under stock
    option plans (Note 7)...............     680       7       --      --         1,381            --       --       --
  Conversion of Senior Debentures to
    common stock (Note 5)...............     591       6       --      --         2,062            --       --       --
  Issuance of common stock to 401-K
    plan................................      46      --       --      --           119            --       --       --
                                          ------   ------   ------     --     ----------   -----------   ------   ------
BALANCE AT NOVEMBER 30, 1993............  15,980    $160      352      $4      $110,547     $(55,560)       --       --
                                          ------   ------   ------     --     ----------   -----------   ------   ------
                                          ------   ------   ------     --     ----------   -----------   ------   ------

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FISCAL YEAR ENDED NOVEMBER 30,
                                                                      ------------------------------
                                                                        1993       1992       1991
                                                                      --------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).................................................  $(23,909)  $(24,118)  $  8,836
  Adjustments to reconcile net income (loss) to net cash provided by operating activities before cash payments related to
   extraordinary gain:
     Extraordinary gain on debt exchange offer, net of taxes........        --         --    (25,618)
     Depreciation and amortization..................................    17,372     23,606     26,026
     Loss on disposal of discontinued operations....................    12,087         --         --
     Equity in loss of unconsolidated subsidiary....................        --        789      1,901
     Loss on sale of unconsolidated subsidiary......................        --      6,536         --
     Deferred income taxes..........................................        --    (11,622)    (7,707)
     Write-down and provision for loss on assets....................        --      1,000      1,428
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...................    (2,239)     6,965       (672)
       Decrease in prepaid assets...................................       209      1,124      1,097
       Increase (decrease) in accounts payable and accrued
        liabilities.................................................    (2,189)     4,041      3,854
     Other..........................................................       714        931        719
                                                                      --------   --------   --------
Net cash from operating activities before cash payments related
  to extraordinary gain.............................................     2,045      9,252      9,864
Cash payments related to extraordinary gain.........................        --         --     (1,869)
                                                                      --------   --------   --------
          Net Cash From Operating Activities........................     2,045      9,252      7,995
                                                                      --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capitalized production costs......................................    (4,339)    (5,650)    (8,238)
  Property and equipment capital expenditures.......................    (2,270)    (1,192)    (4,634)
  Post-acquisition obligations......................................    (1,217)    (1,878)    (1,969)
  Capitalized station affiliation agreements........................      (694)      (545)    (1,766)
  Proceeds related to sales of discontinued operations..............    88,062         --         --
  Proceeds (cash payments) related to sale of unconsolidated
     subsidiary.....................................................    10,372     (1,680)        --
  Proceeds related to sale of property and equipment................       853         --         --
  Other.............................................................      (268)      (397)    (2,571)
                                                                      --------   --------   --------
          Net Cash Provided (Used) By Investing Activities..........    90,499    (11,342)   (19,178)
                                                                      --------   --------   --------
          CASH PROVIDED (REQUIRED) BEFORE FINANCING ACTIVITIES......    92,544     (2,090)   (11,183)
                                                                      --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments...................................................  (104,071)    (2,306)      (500)
  Borrowings under debt arrangements................................     7,000      9,288        278
  Issuance of common stock..........................................     1,507         --         --
  Issuance of subordinated debentures...............................       433        853      6,055
                                                                      --------   --------   --------
          NET CASH FROM (USED IN) FINANCING ACTIVITIES..............   (95,131)     7,835      5,833
                                                                      --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................    (2,587)     5,745     (5,350)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................     6,455        710      6,060
                                                                      --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $  3,868   $  6,455   $    710
                                                                      --------   --------   --------
                                                                      --------   --------   --------

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of all wholly-owned subsidiaries. Investments in 20 to 50 percent-owned companies are accounted for under the equity method.

Revenue Recognition

     Revenue is recognized when commercial advertisements are broadcast.

Cash Equivalents

     The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

Depreciation

     Depreciation is computed using the straight line method over the estimated useful lives of the assets.

Production Costs

     The Company defers a portion of its costs for recorded library material and produced radio entertainment programs with a life of longer than a year. Recorded library material includes previously broadcast programs, live concert performances, interviews, news and special events. Production costs are amortized using the straight line method over the period of expected benefit, not to exceed five years. Approximately 79% of current and deferred production costs at November 30, 1993 will be amortized by November 30, 1995. The current portion of deferred production costs represents the portion to be amortized over the next twelve months.

Capitalized Station Affiliation Agreements

     Expenditures associated with major new affiliate agreements are capitalized and amortized starting once the affiliate's audience is included in rating service publications for use in generating advertising revenue. Capitalized station affiliation agreements exclude station affiliation agreements acquired as part of a purchase of an existing network. These expenditures, which are included in other assets, are amortized over 10 years or the period of known benefit, whichever is less.

Measurement of Intangible Asset Impairment

     The Company periodically evaluates the carrying value of Intangible Assets. The Company considers the ability to generate positive broadcast cash flow (based on the consolidated statement of operations, calculated by subtracting from revenue, operating costs and expenses excluding depreciation and amortization) as the key factor in determining whether the assets have been impaired. To date, the Company has not experienced an impairment in any of its intangible assets.

Income Taxes

     Deferred income taxes are provided for timing differences, resulting principally from deferred production costs.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  Earnings (Loss) per Share

        Net income (loss) per share is based on the weighted average number of common shares outstanding during the year. Average shares outstanding, used to compute per share figures, were as follows:

                                                    YEAR ENDED NOVEMBER 30,
                                             -------------------------------------
                                                1993         1992         1991
                                             -----------  -----------  -----------
                Primary....................  15,153,000   14,906,000   14,810,000
                Fully diluted..............  15,153,000   14,906,000   24,242,000

  Reclassification

        Financial statements for all prior periods have been reclassified to conform to the fiscal 1993 presentation. The principal adjustments were to include the amortization of intangible assets acquired through acquisition in arriving at an operating loss and to segregate discontinued operations.

NOTE 2 -- DISCONTINUED OPERATIONS

        At the end of the Company's first fiscal quarter of 1993, the Company classified the results of operations from Radio & Records and its Los Angeles (KQLZ-FM) and New York (WYNY-FM) radio stations as discontinued operations. These three businesses collateralized the Company's 16% Debentures and Revolving Credit Facility with Westinghouse Electric Corporation ("WEC"). In June 1993 the Company completed the sales of its Los Angeles and New York radio stations, and used the net proceeds from the sales to retire the Company's 16% Debentures and reduce the outstanding balance of its Revolving Credit Facility. On November 1, 1993, WEC acquired the outstanding stock of Radio & Records and the net assets of Westwood One Stations Group for the outstanding balance of the Revolving Credit Facility, accrued interest and any other potential claims. Accordingly, the historical net loss of the Company's owned-and operated radio stations and Radio & Records have been reported separately from continuing operations, and the prior periods have been restated (including an allocation of interest of $7,043, $12,273, and $13,058 for fiscal 1993, 1992 and 1991, respectively).

        The Company made a provision for the loss on the disposition of these assets including estimated future costs and operating results from March 1, 1993 until the date of disposition, of $12,087, which includes a fourth quarter provision of $3,587 as a result of the net proceeds from the disposal of Radio & Records and the WEC agreement. Revenue from discontinued operations for fiscal 1993, 1992 and 1991 were $22,282, $36,443, and $35,764, respectively.

        The consolidated statements of cash flows include both continuing and discontinued operations of the Company.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3 -- PROPERTY AND EQUIPMENT:

     Property and equipment is summarized as follows at:

                                                                      NOVEMBER 30,
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
        Land.....................................................  $ 3,378     $ 4,409
        Recording and studio equipment...........................   15,433      18,033
        Buildings and leasehold improvements.....................    6,576       9,414
        Furniture and equipment..................................    4,007       5,214
        Transportation equipment.................................      721         860
        Construction-in-progress.................................      180         217
                                                                   -------     -------
                                                                    30,296      38,147
        Less: Accumulated depreciation and amortization..........   14,312      15,115
                                                                   -------     -------
             Property and equipment, net.........................  $15,984     $23,032
                                                                   -------     -------
                                                                   -------     -------

NOTE 4 -- INTANGIBLE ASSETS:

     Intangible assets are summarized as follows at:

                                                                      NOVEMBER 30,
                                                                  --------------------
                                                                   1993         1992
                                                                  -------     --------
        Goodwill, less accumulated amortization of $12,127
          (1993) and $12,096 (1992).............................  $64,947     $ 77,878
        Acquired station affiliation agreements, less
          accumulated amortization of $1,851 (1993) and $1,727
          (1992)................................................    8,156        8,992
        Other intangible assets and  radio station broadcast
          licenses (1992), less accumulated amortization of
          $3,958 (1993) and $14,752 (1992)......................   17,642      118,326
                                                                  -------     --------
                  Intangible assets, net........................  $90,745     $205,196
                                                                  -------     --------
                                                                  -------     --------

     Station affiliation agreements are comprised of values assigned to agreements acquired as part of the purchase of radio networks and are amortized using an accelerated method over 40 years. The value of station affiliation agreements, whose period of known benefit will expire in the next twelve months, is $549 and $800 at November 30, 1993 and 1992, respectively.

     Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at the date of acquisition.

     Intangible assets, except for acquired station affiliation agreements, are amortized on a straight-line method over 40 years.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- FINANCING ARRANGEMENTS AND LONG-TERM DEBT:

  Financing Arrangements

     In addition to long-term debt, the Company has a secured Revolving Facility in the maximum amount of $13,000 (based on a percentage of Eligible Accounts Receivable). The Revolving Facility bears interest, payable monthly, at the rate of prime plus 2.25%. At November 30, 1993, the Company owed $6,648 under this Revolving Facility and had available borrowings of $6,352. The Loan and Security Agreement for the Revolving Facility and the term notes (see below) contain provisions which require the Company to maintain minimum levels of Working Capital and Adjusted Tangible Net Worth along with a minimum current ratio. (See
Note 12 -- Subsequent Events)

  Long-Term Debt

     Long-term debt consists of the following at:

                                                                       NOVEMBER 30,
                                                                    ------------------
                                                                     1993       1992
                                                                    -------   --------
        Term Notes:
          Maturing December 1, 1995...............................  $ 3,500   $     --
          Maturing December 1, 1996...............................    3,500         --
        Prime plus 1 1/2% term loan from bank.....................       --     18,250
        Prime plus 1 1/4% Revolving Credit Facility...............       --     61,660
        16% Senior Subordinated Debentures and contingent payment
          obligations maturing 1999...............................       --     43,300
        9% Convertible Senior Subordinated Debentures maturing
          2002....................................................   31,058     33,126
        6 3/4% Convertible Subordinated Debentures maturing
          2011....................................................   15,443     15,443
                                                                    -------   --------
             Total long-term debt.................................   53,501    171,779
        Less current maturities...................................    1,558     25,157
                                                                    -------   --------
             Net long-term debt...................................  $51,943   $146,622
                                                                    -------   --------
                                                                    -------   --------

     The Company has two Term Notes which mature on December 1, 1995 ("Note A") and December 1, 1996 ("Note B") (collectively the "Notes"). The Notes bear interest at the rate of prime plus 2.25%. Interest is payable monthly. Principal is payable monthly on each note commencing on January 1, 1994 in the amounts of $83 and $58 for Note A and Note B, respectively. (See Note 12 -- Subsequent Events).

     During fiscal 1993, the Company paid or exchanged the following debt instruments which were outstanding at the beginning of the year: Prime plus
1 1/2% term loan from bank, Prime plus 1 1/4% Revolving Credit Facility and 16% Senior Subordinated Debentures (See Note 2 -- Discontinued Operations).

     The 9% Convertible Senior Subordinated Debentures ("Senior Debentures") are unsecured and subordinated in right of payment to senior indebtedness of the Company. Interest on the Senior Debentures is payable semiannually on April 15 and October 15. The Senior Debentures are

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at the conversion price of $3.50 per share, subject to adjustment upon the occurrence of certain events. The Senior Debentures are redeemable at the option of the Company at a declining premium to par until 1996 and at par thereafter. In fiscal 1993, $2,068 of Senior Debentures were converted to Common Stock (See Note 12 -- Subsequent Events).

     The 6 3/4% Convertible Subordinated Debentures ("Debentures") are unsecured and subordinated in right of payment to senior indebtedness and Senior Debentures. Interest on the Debentures is payable semiannually on April 15 and October 15. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at the conversion price of $24.58 per share, subject to adjustment upon the occurrence of certain events. On January 11, 1991, the Company accepted, and, thereafter, retired $83,037 principal amount of the Debentures (84% of the then outstanding bonds) tendered pursuant to its offer to exchange its Senior Debentures for any and all of its Debentures. As a result of this transaction, the Company recorded an extraordinary gain, net of taxes, of $25,618.

     The aggregate maturities of long-term debt for the next five fiscal years and thereafter, pursuant to the Company's debt agreements as in effect at November 30, 1993, are as follows:

                                                             FISCAL
                                                              YEAR
                                                             -------
                        1994...............................  $ 1,558
                        1995...............................    1,700
                        1996...............................    2,283
                        1997...............................    1,460
                        1998...............................       --
                        Thereafter.........................   46,501
                                                             -------
                                                             $53,501
                                                             -------
                                                             -------

NOTE 6 -- SHAREHOLDERS' EQUITY:

     The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

     In December 1992, the Company's Board of Directors authorized the issuance of 41,500 shares of common stock to an officer of the Company for services performed in fiscal 1992.

     In October 1990 the Company issued 267,740 shares of common stock to a company owned by the Chairman of the Board in full satisfaction of an amount owed that company for transportation services.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     As part of a settlement relating to class action lawsuits filed against the Company, it issued warrants to purchase 3,000,000 shares of the Company's common stock at $17.25 per share. The warrants expire on September 4, 1997. Warrants not exercised may be redeemable under certain circumstances at $1.00 per warrant.

     As part of a seven year employment agreement which commenced December 1, 1986, 112,500 shares of Class B stock were placed in escrow for the Chairman of the Board. As of November 30, 1993, all the shares were vested.

NOTE 7 -- STOCK OPTIONS:

     The Company has stock option plans established in 1984 and 1989 which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. No additional options can be granted under the 1984 Plans. There are 2,800,000 shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 25% increments per year and expire within ten years from the date of grant. The 1989 Plan will remain in existence for 10 years or until otherwise terminated by the Board of Directors.

     Information concerning options outstanding under the Plans is as follows:

                                                        FISCAL YEAR ENDED NOVEMBER 30,
                                                       --------------------------------
                                                          1993                 1992
                                                       -----------         ------------
        Shares authorized under option plans at
          end of period..............................    2,800,000            2,800,000
        Exercisable at end of period.................      734,750              866,250
          -- at exercise prices per share............  $1.63-$9.13         $1.63-$22.75
        Exercised during the period..................      679,500                2,500
          -- at exercise prices per share............  $2.00-$2.75                $2.00
        Granted during the period....................      745,000              810,000
          -- at exercise prices per share............  $1.63-$5.38          $1.63-$2.75
        Canceled during the period...................      141,250              234,500
        Expired during the period....................      171,000              218,000
        Available for new stock options at end of
          period.....................................      170,250              694,000

     On December 1, 1986, the Chairman of the Board was granted options not covered by the Plans to acquire 525,000 shares of common stock, which vested ratably over a seven-year term or immediately upon a change in control of the Company. The options became exercisable at the fair market value of the common stock, as defined, on the date of vesting. At November 30, 1993, all the options granted are exercisable at exercise prices ranging from $1.67 to $16.31 per share.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8 -- INCOME TAXES:

     Starting in fiscal 1993 the Company no longer has deferred tax liabilities available to offset its losses.

     The components of the (benefit) for income taxes related to continuing operations is summarized as follows:

                                                               FISCAL YEAR ENDED NOVEMBER 30,
                                                              ---------------------------------
                                                                1993         1992        1991
                                                              --------     --------     -------
Currently payable:
  Federal...................................................  $     --     $     --     $    --
  State.....................................................        --           26         125
                                                              --------     --------     -------
                                                                    --           26         125
                                                              --------     --------     -------
Deferred:
  Federal...................................................        --       (9,520)     (6,217)
  State.....................................................        --       (2,102)     (1,490)
                                                              --------     --------     -------
                                                                    --      (11,622)     (7,707)
                                                              --------     --------     -------
  Total (benefit) for income taxes..........................        --      (11,596)     (7,582)
Less amount allocated to discontinued operations............        --        1,105       3,063
                                                              --------     --------     -------
  (Benefit) allocated to continuing operations..............  $     --     $(10,491)    $(4,519)
                                                              --------     --------     -------
                                                              --------     --------     -------

     The deferred tax benefits recorded for the two years ended November 30, 1992, are attributable to the reversal of deferred taxes for timing differences, provided for in earlier years. Certain of these deferred taxes were reinstated in fiscal 1991 as a result of a tax expense of $19,828 on the extraordinary gain.

     A reconciliation between the Company's effective income tax rate and the U.S. statutory rate is as follows:

                                                                FISCAL YEAR ENDED NOVEMBER 30,
                                                              ---------------------------------
                                                                1993         1992        1991
                                                              --------     --------     -------
        Federal statutory income tax rate...................    34.0%       34.0%        34.0%
        State taxes, net of federal benefit.................      --         3.9          3.7
        Amortization of intangible assets...................      --        (3.0)        (7.0)
        Losses for which no benefit given...................   (34.0)         --           --
        Other items.........................................      --        (2.4)          .4
                                                                 ----       ----         ----
          Effective income tax rate.........................     0.0%       32.5%        31.1%
                                                                 ----       ----         ----
                                                                 ----       ----         ----

     The Company has approximately $90,000 of available U.S. net operating loss carryforwards for tax purposes. Utilization of the carryforwards is dependent upon future taxable income and they begin to expire in 2003. As a result of the Company's prior and pending debt and equity transactions, some of the Federal net operating losses may be subject to certain limitations.

     In 1992, the Financial Accounting Standards Board issued FAS No. 109 "Accounting for Income Taxes". The Company will adopt the standard on December 1, 1993, and currently estimates that its deferred tax liability will be increased by approximately $2,000. The resulting expense will be recorded in the statement of operations and reported as a cumulative effect of a change in an accounting principle.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES:

     The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research and certain digital audio transmission services. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after November 30, 1993, are set forth below:

                                                              FISCAL
                                                               YEAR
                                                             --------
                        1994...............................   $13,346
                        1995...............................    11,108
                        1996...............................    10,785
                        1997...............................     8,160
                        1998...............................     6,931
                                                             --------
                                                              $50,330
                                                             --------
                                                             --------

NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental Information on cash flows, including amounts from discontinued operations, and non-cash transactions is summarized as follows:

                                                                   FISCAL YEAR ENDED NOVEMBER 30,
                                                                   ------------------------------
                                                                     1993       1992      1991
                                                                   --------   --------  ---------
Cash paid (received) for:
  Interest........................................................  $16,580   $17,083   $12,306
  Income taxes....................................................       31      (176)    1,005
Non-cash investing and financing activities:
  Conversion of Senior Debentures to common stock.................    2,068        89        --
  Disposition of discontinued operations:
     Debt exchanged...............................................   19,724        --        --
     Accrued interest exchanged...................................      198        --        --
     Accounts receivable exchanged................................     (448)       --        --

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a tabulation of the unaudited quarterly results of operations for each of the quarters for the fiscal years ended November 30, 1993 and 1992:

                                           FIRST      SECOND       THIRD      FOURTH       FISCAL
                                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                          -------     -------     -------     -------     --------
1993
REVENUE.................................  $20,352     $25,132     $25,782     $28,313     $ 99,579
OPERATING INCOME (LOSS).................   (4,291)        319         973         808       (2,191)
(LOSS) FROM CONTINUING OPERATIONS.......   (6,072)     (1,303)       (580)       (727)      (8,682)
NET LOSS................................   (9,212)     (1,303)     (9,080)     (4,314)     (23,909)
(LOSS) PER SHARE:
  PRIMARY AND FULLY DILUTED
     CONTINUING OPERATIONS..............     (.40)       (.09)       (.04)       (.04)        (.57)
     DISCONTINUED OPERATIONS............     (.21)         --        (.56)       (.24)       (1.01)
     NET (LOSS).........................  $  (.61)    $  (.09)    $  (.60)    $  (.28)    $  (1.58)
1992
REVENUE.................................  $23,444     $24,279     $27,810     $25,757     $101,290
OPERATING (LOSS)........................   (5,857)     (5,428)     (3,516)     (3,899)     (18,700)
(LOSS) FROM CONTINUING OPERATIONS.......   (5,343)     (4,544)     (7,657)     (3,853)     (21,397)
NET (LOSS)..............................   (7,240)     (4,810)     (7,743)     (4,325)     (24,118)
(LOSS) PER SHARE:
  PRIMARY AND FULLY DILUTED:
     CONTINUING OPERATIONS..............     (.36)       (.30)       (.51)       (.26)       (1.44)
     DISCONTINUED OPERATIONS............     (.13)       (.02)       (.01)       (.03)        (.18)
     NET (LOSS).........................  $  (.49)    $  (.32)    $  (.52)    $  (.29)    $  (1.62)

NOTE 12 -- SUBSEQUENT EVENTS(UNAUDITED):

     The Company submitted to the Commission an offer of settlement arising out of a formal investigation by the Commission which has been pending since 1989. The settlement offer, which was accepted by the Commission on January 7, 1994 and an order entered on January 19, 1994, involved the Company's consent, without admitting or denying any of the findings of the Commission, to an administrative cease and desist order based upon findings that in 1987 and 1988 the Company violated antifraud and accounting provisions of the federal securities laws and the rules thereunder in its revenue recognition and accounting practices during that period.

                               WESTWOOD ONE, INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     From December 1, 1993 through January 15, 1994, holders of the Company's Senior Debentures converted $12,542 face amount of the Senior Debentures into 3,584,000 shares of the Company's Common Stock.

        On January 28, 1994 the shareholders of the Company approved and authorized the acquisition by the Company of all the issued and outstanding capital stock of Unistar Radio Networks, Inc. ("Unistar") and the assumption of $84,711 of Unistar's indebtedness for an aggregate purchase price of $101,300. The acquisition will be accounted for as a purchase and, accordingly, Unistar's results of operations will be included in the consolidated statement of operations from the date the acquisition is consummated.

        In order to finance the acquisition of Unistar, the Company anticipates obtaining a new senior loan with a syndicate of bank's in the amount of $125,000. Additionally, the Company will sell 5 million shares of Common Stock and a warrant to purchase up to an additional 3 million shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a wholly-owned subsidiary of Infinity Broadcasting Corporation for $15,000. The net proceeds will be used to acquire Unistar and repay its indebtedness ($101,300), repay the Company's current senior debt agreement, and improve working capital. Immediately following the acquisition, and as a condition to obtaining a new senior loan, the Company will also redeem its Senior Debentures.

                               WESTWOOD ONE, INC.

                                  SCHEDULE IX

                       CONSOLIDATED SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                                                   WEIGHTED
                                                                        MAXIMUM       AVERAGE      AVERAGE
                                                           WEIGHTED     AMOUNT        AMOUNT       INTEREST
                                              BALANCE AT   AVERAGE    OUTSTANDING   OUTSTANDING      RATE
           CATEGORY OF AGGREGATE                END OF     INTEREST   DURING THE    DURING THE    DURING THE
           SHORT-TERM BORROWINGS                PERIOD       RATE       PERIOD        PERIOD        PERIOD
- --------------------------------------------  ----------   --------   -----------   -----------   ----------
YEAR ENDED NOVEMBER 30, 1993:
  Note payable.............................    $6,648        8.3%      $ 7,448       $ 4,404         8.2%
YEAR ENDED NOVEMBER 30, 1992:
  Note payable ............................     6,800        8           6,800         3,948         7.5
YEAR ENDED NOVEMBER 30, 1991:
  Note payable.............................       250        9           3,000           412         9

     Notes: Short-term borrowings during the years covered by this schedule consist of loans made under various established credit lines. The average amount outstanding during each period was computed by dividing the average outstanding principal balance by 365 days. The weighted average interest rate during each period was computed by dividing the actual interest expense on such borrowings by the average amount outstanding during that period.