Form 10-K/A
period 1994-02-01
WESTWOOD ONE INC /DE/
filed 1994-03-28
CIK 771950

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

                   Pursuant to Section 12, 13 or 15(d) of the
                         Securities Exhange Act of 1934

                               WESTWOOD ONE, INC.
                 (Exact name of issuer as specified in charter)

                                AMENDMENT NO. 1

The undersigned registrant hereby amends (effective February 1, 1994) the following items of its Annual Report on Form 10-K dated February 1, 1994 as set forth in the attached pages hereto:

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.


                                             WESTWOOD ONE, INC.
                                             (Registrant)


March 28, 1994                          By:  FARID SULEMAN
                                             ---------------------------------
                                             Farid Suleman
                                             Chief Financial Officer

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     As of February 1, 1994, the Board of Directors (the "Board") consists of five individuals and is divided into three classes (Class I, II and III), each class serving for three-year terms, which terms do not coincide.

     The directors of the Company at February 1, 1994 are:

      Norman J. Pattiz.....   51   1974        I     1995
      Bruce E. Kanter......   51   1992        I     1995
      Arthur E. Levine.....   42   1991        II    1994
      Joseph B. Smith......   66   1984       III    1996
      Paul G. Krasnow......   55   1989       III    1996

     The principal occupations of the foregoing directors are as follows:

     Mr. Pattiz - founded the Company in 1974 and has held the position of the Chairman of the Board and Chief Executive Officer since that time. He currently serves on the Board of Directors of the Radio Advertising Bureau, along with the chief executives of other major broadcast companies.

     Mr. Kanter - joined the Company as Executive Vice President and Chief Financial Officer in December 1991. From October 1980 to December 1991, he served as Senior Vice President and Chief Financial Officer at Neutrogena Corporation.

     Mr. Levine - has served as director of the Company since May 1991. Additionally, he has been an independent consultant to the Company since June 1990. For the last nine years Mr. Levine has been a private investor.

      Mr. Smith - has been a director of the Company since February 1984. He was President and Chief Executive Officer of EMI/Capitol Records until April 1, 1993. Mr. Smith is currently an industry consultant involved in a number of production projects in the music business, Executive Producer for World Cup Soccer Entertainment and a consultant to Blockbuster Entertainment.

     Mr. Krasnow - has been a director of the Company since January 1989.
Since September 1974, he has been the President and sole shareholder of Krasnow Insurance Services, Inc., an insurance agency providing life, disability and health benefits, of which he is the sole agent.

     Messrs. Levine and Krasnow are the members of the Audit Committee of the Board of Directors. The Audit Committee is authorized to review the Company's financial statements, meet with the Company's auditors, and make recommendations to the Board of Directors about internal accounting controls and procedures. See discussion of the Compensation Committee in "Executive Compensation - Compensation Committee Interlocks and Insider Participation" appearing elsewhere in this report.

     Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Messrs. Kanter and Smith will resign and Messrs. Karmazin and Suleman will join the Board of Directors. The Board of Directors will be expanded to nine members made up of three directors designated by Mr. Pattiz, three directors designated by Infinity and three independent directors.


EXECUTIVE OFFICERS

     The names, ages and principal occupations (if not set out previously) of the executive officers of the Company at February 1, 1994 are as follows:

      Name                  Age           Position
      ----                  ---           --------
      Norman J. Pattiz.....  51   Chief Executive Officer and Chairman of the
                                     Board of Directors
      Bruce E. Kanter......  51   Executive Vice President, Chief Financial
                                     Officer, Secretary and Director
      Gregory P. Batusic...  39   President, Network Division
      Eric R. Weiss........  35   Executive Vice President - Business and
                                     Legal Affairs and Assistant Secretary

     Mr. Batusic - was appointed President, Network Division in June 1992 and had been Executive Vice President - Sales Division from June 1987 to June 1992.

     Mr. Weiss - was appointed Executive Vice President - Business and Legal Affairs in August 1993. From September, 1992 to August 1993, he was Senior Vice President - Business and Legal Affairs. From September 1987 to September, 1992, he was Vice President - Business and Legal Affairs.

     Messrs. Pattiz, Kanter, Batusic and Weiss have written employment agreements with the Company (Also see "Executive Compensation - Employment Agreements" appearing elsewhere in this report). All other officers of the Company and its subsidiaries serve at the discretion of the Board of Directors.

     Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Messrs. Pattiz and Kanter will no longer serve as Chief Executive Officer and Chief Financial Officer, respectively, of the Company. These positions will be held by Mel Karmazin and Farid Suleman, the Chief Executive Officer and Chief Financial Officer, respectively, of Infinity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and more than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1993 its officers, directors and more than ten percent shareholders complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive compensation disclosures are provided for all four executive officers identified in Item 10 plus the following additional individual who would have otherwise qualified for disclosure but for the fact that he was not serving as an executive officer at November 30, 1993.

      Name                  Age           Position
      ----                  ---           --------
      Robert M. Wilson       47    Publisher and Chief Executive Officer,
                                     Radio & Records (which was disposed of on
                                     November 1, 1993)

SUMMARY COMPENSATION TABLE

     The following table shows for fiscal years ending November 30 1993, 1992 and 1991, the cash compensation as well as certain other compensation, paid to the named executive officers.

                            SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                     Compensation
                                                                    Annual Compensation              ------------
                                                         ----------------------------------------     Securities
                                              Fiscal                               Other Annual       Underlying        All Other
   Name and Principal Position                 Year      Salary ($)  Bonus ($)   Compensation ($)     Options (#)   Compensation ($)
   ---------------------------                ------     ----------  ---------   ----------------     -----------   ----------------
Norman J. Pattiz.............................  1993       570,000           0             (5)            350,000             0
   Chairman of the Board                       1992       570,000           0             (5)                  0             0
   and Chief Executive Officer                 1991       570,000           0             (5)                  0             0

Bruce E. Kanter (1) (2)......................  1993       275,000     220,000          52,921 (4)              0         4,953 (7)
   Executive Vice President                    1992       243,217     167,438 (6)      46,457 (4)        250,000         4,252 (7)
   and Chief Financial Officer                 1991             0           0               0                  0             0

Gregory P. Batusic...........................  1993       300,000      50,000             (5)                  0         2,249 (8)
   Executive Vice President                    1992       327,750      73,500             (5)             50,000         2,238 (8)
   and President Network Division              1991       331,000           0             (5)                  0         2,063 (8)

Eric R. Weiss................................  1993       206,250      25,000             (5)             70,000         2,249 (8)
   Executive Vice President -                  1992       147,250           0             (5)             50,000         2,182 (8)
   Business and Legal Affairs                  1991       138,000           0             (5)                  0         1,585 (8)

Robert M. Wilson (3).........................  1993       320,833           0             (5)            100,000             0
   Publisher and Chief Executive Officer       1992       350,000     150,000             (5)            200,000             0
   Radio & Records                             1991       343,000     150,000             (5)                  0             0

- ---------------------------------------------
   (1) Mr. Kanter joined the Company as Executive Vice President and Chief Financial Officer effective December 6, 1991.

   (2) In December 1991 the Company established a Supplemental Executive Retirement Plan (SERP) for Mr. Kanter. The SERP provides supplemental insurance and long-term retirement benefits payable in annual installments of $200,000 for 15 years beginning in 2008 when Mr. Kanter becomes 65 years old. The $488,521 present value of these benefits was expensed during fiscal 1992. Mr. Kanter vested in the SERP upon commencement of employment in December 1991.

   (3) Mr. Wilson no longer served as an executive officer or employee of the Company upon the November 1, 1993 disposition of Radio & Records. Mr. Wilson is included in this table as an additional individual who would have otherwise qualified for disclosure but for the fact that he was not serving as an executive officer at November 30, 1993.

                                             (Notes continued on following page)

(Notes continued from preceding page)

   (4) Other Annual Compensation for Mr. Kanter consisted of: (a) long-term disability insurance premiums of $13,646, personal financial planning and legal services of $11,425, country club dues of $6,538, car allowance of $16,250 and reimbursement for medical expenses of $5,062 in 1993 and (b) long-term disability insurance premiums of $12,758, personal financial planning and legal services of $1,660, country club dues of $6,498, car allowance of $15,000 and reimbursement for medical expenses of $10,541 in 1992.

   (5) Messrs. Pattiz, Batusic, Weiss and Wilson enjoyed certain perquisites and other personal benefits commensurate with industry practice. The aggregate amount of these items did not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

   (6) Bonus in 1992 for Mr. Kanter included a common stock award without restrictions of $67,438 (41,500 shares at market value of $1.625 per share).

   (7) All Other Compensation for Mr. Kanter consisted of life insurance premiums of $2,704 in 1993 and $2,533 in 1992 and company contributions to the employee Savings and Profit-Sharing Plan of $2,249 in 1993 and $1,719 in 1992.

   (8) All Other Compensation for Messrs. Batusic and Weiss consisted of company contributions to the employee Savings and Profit-Sharing Plan.


STOCK OPTION TABLES

     The following two tables provide information on stock option grants made to the named executive officers in fiscal 1993, options exercised during fiscal 1993 and options outstanding on November 30, 1993.


                                        OPTION GRANTS IN FISCAL 1993

                                                       Individual Grants                           Potential Realizable
                               ---------------------------------------------------------------       Value at Assumed
                               Number of                                                           Annual Rates of Stock
                               Securities                                                          Price Appreciation for
                               Underlying      % of Total Options     Exercise or                        Option Term
                                Options       Granted to Employees    Base Price     Expiration    -----------------------
     Name                      Granted (#)      in Fiscal Year(5)      ($/Share)        Date         5% ($)       10% ($)
     ----                      -----------    --------------------    -----------    ----------    ---------     ---------
Norman J. Pattiz.............   350,000(1)            60%                5.38         10/17/03     1,186,290     2,993,970

Bruce E. Kanter..............         0                -                   -              -             -             -

Gregory P. Batusic...........         0                -                   -              -             -             -

Eric R. Weiss................    20,000(2)             3%                2.13          2/15/03        26,838        67,734
                                 50,000(3)             9%                2.75          8/29/03        86,625       218,625
                                -------               --                                             -------       -------
                                 70,000               12%                                            113,463       286,359
                                -------               --                                             -------       -------
Robert M. Wilson.............   100,000(4)            17%                2.00          2/21/03       126,000       318,000


- -----------------------------
     (1) These options were granted on October 18, 1993, with 70,000 shares becoming exercisable on each October 18 anniversary between 1994 and 1998.

     (2) These options were granted on February 16, 1993 and will become exerciseable on February 16, 1994.

     (3) These options were granted on August 30, 1993 and will become exerciseable on August 30, 1994.

     (4) These options were granted on February 22, 1993 and, in accordance with an acceleration of exercisabilty provision in the option agreement, became exercisable upon the November 1, 1993 disposal of Radio & Records.

     (5) Percentage calculations exclude the impact of a mandatory grant of 150,000 options on March 3, 1993 to outside directors (50,000 each to Messrs. Levine, Smith and Krasnow) which, in accordance with the terms of the Amended and Restated 1989 Stock Incentive Plan (as approved by the Company's shareholders at its May 4, 1993 Annual Meeting), became exerciseable six months from the date of grant.

                                   AGGREGATED OPTION EXERCISES IN FISCAL 1993
                                       AND FISCAL YEAR END OPTION VALUES

                                                              Number of Securities Underlying         Value of Unexercised,
                                                                   Unexercised Options                In-the-Money Options
                                                                  at Fiscal Year End (#)           at Fiscal Year End ($) (1)
                          Shares Acquired        Value        -------------------------------    ------------------------------
      Name                on Exercise (#)     Realized ($)     Exercisable     Unexercisable      Exercisable     Unexercisable
      ----                ---------------     ------------    -------------    --------------    -------------    -------------
Norman J. Pattiz.......             0                 0          543,750           356,250         1,482,844         999,031

Bruce E. Kanter........             0                 0          250,000                 0         1,623,750               0

Gregory P. Batusic.....        75,000           328,125           12,500            62,500            76,563         382,813

Eric R. Weiss..........        20,000            78,810           57,500           112,500           333,438         630,213

Robert M. Wilson.......       125,000           303,250          175,000(2)              0         1,062,875               0


- ------------------------
   (1) On November 30, 1993, the closing per share price for the Company's Common Stock on the NASDAQ National Market System was $8 1/8.

   (2) Mr. Wilson's option agreements contained an acceleration of exercisability provision in the event of a sale of Radio & Records. Radio & Records was disposed of on November 1, 1993, at which time all of Mr. Wilson's then outstanding options became exercisable. Mr. Wilson exercised all 175,000 options on December 13, 1993.

COMPENSATION OF DIRECTORS

     Directors who are not officers receive $3,750 per meeting attended for their services as directors or committee members and are also reimbursed for reasonable expenses incurred in attending such meetings. In addition, such outside directors also received on March 3, 1993 (and will receive every four years thereafter) a mandatory grant of 50,000 stock options, with such options becoming exerciseable six months from date of grant. Mr. Levine also received compensation pursuant to a consulting arrangement with the Company (See "Compensation Committee Interlocks and Insider Participation", appearing elsewhere in this Report).

EMPLOYMENT AGREEMENTS

     During fiscal 1993, the Company entered into a new written employment agreement with Mr. Pattiz, effective October 18, 1993 (as amended on January 26, 1994), pursuant to which Mr. Pattiz is to serve as Chairman of the Board and Chief Executive Officer of the Company for a five-year term ending November 30, 1998 at an annual salary of $750,000 (the 1993 base salary to which he was entitled under his prior employment agreement with the Company, although he elected to receive a salary of only $570,000) plus an annual cash bonus of at least $250,000 payable in the event that the Company achieves certain earnings targets. The agreement also granted Mr. Pattiz ten-year options to acquire 350,000 shares of Common Stock (which vest at the rate of 70,000 shares per year over the five year term of the employement agreement) and provides additional benefits which are standard for executives in the industry. The agreement generally will be terminable by Mr. Pattiz upon ninety days' written notice to the Company; it will be terminable by the Company only in the event of death, permanent and total disability, or for cause. In the event of permanent and total disability, Mr. Pattiz will receive his base salary and cash bonus for the following twelve months and 75% of his base salary for the remainder of the term of the Agreement. In the event of a change of control, any unvested options granted pursuant to this agreement will become immediately exerciseable and Mr. Pattiz will continue to receive any base and cash bonus compensation he would have otherwise been entitled to receive for the remaining term of the agreement. Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Mr. Pattiz will no longer serve as Chief Executive Officer. However, Mr. Pattiz' employment agreement will otherwise remain in effect and the transaction will not be considered a change in control.

     The Company has a written employment agreement with its Executive Vice President and Chief Financial Officer, Mr. Kanter, effective December 6, 1991. Pursuant to the three-year agreement, Mr. Kanter received a base salary of $275,000 in fiscal 1993 and is to receive $300,000 in fiscal 1994, plus a minimum bonus of $100,000 per year. The agreement also granted Mr. Kanter options to acquire 250,000 shares of Common Stock, all of which are currently exercisable, and provides Mr. Kanter with supplemental insurance, additional benefits which are standard for executives in the industry, and a Supplemental Executive Retirement Plan (SERP), which will provide an annual benefit of not less than $200,000 per year for a period of 15 years. The employment agreement may be terminated by the Company upon thirty days' notice and a vote of the Board of Directors for fraud, gross misconduct, or violation of certain non-competition obligations. Generally, Mr. Kanter can terminate his employment upon thirty days' written notice, upon a change in control of the Company, or if his duties or responsibilities are substantially altered. In the event that the Company terminates this agreement other than for cause, Mr. Kanter will continue to receive the base salary he would have otherwise been entitled to receive for the remaining term of the agreement, an additional year's $300,000 base salary and the continuation of certain benefits. Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Mr. Kanter will no longer serve as Chief Financial Officer and the foregoing salary continuation provision will come into effect at that time.

     The Company has a written three-year employment agreement with the President of Westwood One's Network Radio Division, Mr. Batusic, effective June 1, 1992. Pursuant to the terms of the agreement, Mr. Batusic receives a base salary of $300,000 per year. Additionally, pusuant to the agreement, Mr. Batusic received a guaranteed bonus of $73,500 in the first quarter of 1993 and is eligible to receive bonuses of $50,000 in February 1994 and February 1995 upon approval of the Board of Directors. The agreement provides Mr. Batusic with additional benefits which are standard for executives in the industry.
The agreement may be terminated by the Company for cause without further obligation to Mr. Batusic. The agreement may also be terminated by the Company for any reason, at its discretion, upon written notice and, in such an event, the Company must pay Mr. Batusic's $300,000 base salary for one-year. In the event of a merger or sale of substantially all of the Company's assets, if the purchaser or successor company fails to assume the remaining compensation obligations for a period of not less than two years, the Company must pay Mr. Batusic's $300,000 base salary for two years.

     During fiscal 1993, the Company entered into a written employment agreement with Mr. Weiss, effective August 30, 1993, pursuant to which Mr. Weiss is to serve as Executive Vice President - Business and Legal Affairs or other such capacity as determined by the Board of Directors. Pursuant to the agreement, which commenced on September 1, 1993 and continues through November 30, 1995, Mr. Weiss receives an annual base salary of $300,000 through November 30, 1994 and $250,000 in fiscal 1995. Mr. Weiss is also eligible to receive a $50,000 bonus in January 1996 upon approval of the Board of Directors. The agreement also granted Mr. Weiss options to acquire 50,000 shares of Common Stock, all exerciseable one year from the date of grant, benefits standard for executives in the industry, and certain relocation expense reimbursements should he be required to relocate. The agreement may be terminated by the Company for cause without further obligation to Mr. Weiss. The agreement may also be terminated by the Company for any reason, at its discretion, upon written notice and, in such an event, the Company must pay Mr. Weiss the base salary he would have otherwise been entitled to receive for the remaining term of the agreement plus an additional year's $250,000 base salary. In the event of a merger or sale of substantially all of the Company's assets, if the purchaser or successor company fails to assume the remaining compensation obligations for a period of not less than two years, the Company must pay Mr. Weiss his $250,000 base salary for two years. In the event that the agreement is not renewed for a period of two years on the same or better terms, the Company will be obligated to continue to pay an additional year's $250,000 base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has a Compensation Committee which consisted of Messrs. Levine and Krasnow through March 16, 1993, at which time Mr. Smith replaced Mr. Levine. The Compensation Committee administers the Company's 1989 Stock Incentive Plan and is authorized to negotiate employment arrangements with key executives of the Company and its subsidiaries.

     Mr. Levine was formerly an executive officer of the Company until May 1986. The Company entered into a written consulting agreement with Mr. Levine, effective August 1, 1990, whereby Mr. Levine provided management and financial consulting services until May 31, 1992 for a monthly fee of $20,833. The agreement was extended on a month-to-month basis. The agreement also provides for additional compensation under certain circumstances in connection with specific matters where Mr. Levine may provide services. In connection with the pending acquisition of Unistar (as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Levine Leichtman Capital Partners, of which Mr. Levine is a principal, will receive a $781,250 financial advisor fee. During fiscal 1993 Mr. Levine received $327,000 for his services, including Board and Board committee fees.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth, as of January 15, 1994, the number and percentage of outstanding shares of Common Stock and Class B Stock held by (1) each person or group known to the Company to beneficially own more than five percent of the outstanding Common Stock or Class B Stock of the Company, (2) each of the five directors included in item 10, (3) each of the executive officers included in item 11 and (4) all directors and executive officers as a group. At January 15, 1994, there were 19,742,275 shares of Common Stock outstanding and 351,733 shares of Class B Stock outstanding.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option or the conversion of a debenture into common stock) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


                                                    Shares of Common Stock            Shares of Class B Stock
                                                    Beneficially Owned (1) (14)       Beneficially Owned (1) (14)
                                                    ---------------------------       ---------------------------
                                                       Number          Percent          Number        Percent
                                                      ---------        -------          ------        -------
Norman J. Pattiz (2) (14)...........................  2,162,790 (3)     10.7%            351,690         99.9%
Bruce E. Kanter.....................................    291,500 (4)      1.5%               --            --
Paul G. Krasnow.....................................     98,750 (5)       *                 --            --
Joseph B. Smith.....................................     99,500 (6)       *                 --            --
Arthur E. Levine....................................     95,000 (7)       *                 --            --
Gregory P. Batusic..................................     12,500 (7)       *                 --            --
Eric R. Weiss.......................................     77,500 (7)       *
Robert M. Wilson....................................     25,000           *

Putnam Investments, Inc. (12).......................  1,950,583 (9)      9.9%               --            --
   One Post Office Square
   Boston, MA 02109

The Equitable Life Assurance Society
   of the United States (13)........................  1,594,526 (10)     7.7%               --            --
   787 Seventh Avenue
   New York, NY 10019

Gruber & McBaine Capital Management (13)............  1,288,000 (11)     6.5%               --            --
   50 Osgood Place
   San Francisco, CA 94133

State of Wisconsin Investment Board (13)............  1,165,000          5.9%               --            --
   P.O. Box 7842
   Madison, WI 53707

Froley, Revy Investment Co., Inc. (13)..............  1,082,841 (12)     5.2%               --            --
   10900 Wilshire Boulevard
   Suite 1050
   Los Angeles, CA 90024

All directors and executive officers as a group
   (8 persons) .....................................  2,862,540 (8)     13.7%            351,690         99.9%

- ----------------------------------
* Represents less than one percent (1%) of the Company's outstanding shares of Common Stock.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Class B Stock, unless otherwise indicated.

(2) As of January 15, 1994, Mr. Pattiz, whose business address is 9540 Washington Boulevard, Culver City, California 90232, owned or controlled Common Stock and Class B Stock representing approximately 51.4% of the total voting power of the Company. Mr. Pattiz disclaims economic interest in 112,500 shares of Class B Stock over which he has voting control.

(3) Includes stock options for 525,000 shares granted pursuant to Mr. Pattiz' previous written employment agreement and 18,750 shares under the Company's 1989 Stock Incentive Plan, as amended and restated.

                                             (Notes continued on following page)

(Notes continued from preceding page)

(4) Represents stock options for 250,000 shares granted under the Company's 1984 Stock Incentive Plan, as amended and restated, and a common stock award of 41,500 shares.

(5) Includes stock options for 93,750 shares granted under the Company's 1984 Non-Qualified Stock Option Plan and 1989 Stock Incentive Plan, as amended and restated.

(6) Includes stock options for 83,750 shares granted under the Company's 1989 Stock Incentive Plan, as amended and restated.

(7) Represents stock options granted under the Company's 1989 Stock Incentive Plan, as amended and restated.

(8) Includes stock options for 1,111,250 shares granted under the Company's 1984 Non-Qualified Stock Option Plan, 1989 Stock Incentive Plan, as amended and restated, and Mr. Pattiz' previous written employment agreement.

(9) Putnam Investments, Inc. as an investment advisor has no sole voting dispositive power, but has shared voting and dispositive power for 1,950,583 shares.

(10) Includes 848,957 shares issuable upon conversion of the Company's 9% Convertible Senior Subordinated Debentures at a conversion price of $3.50 per share and 85,000 shares which may be acquired upon exercise of warrants at an exercise price of $2.375 per share. The Equitable Life Assurance Society of the United States as the parent holding company of various subsidiaries, has sole power to vote 1,584,519 shares and sole dispositive power over 1,591,669 shares.

(11) Gruber and McBaine Capital Management, Inc., as an investment advisor, has no sole voting or dispositive power, but has shared voting and dispositive power for 1,059,750 shares.

(12) Represents shares issuable upon conversion of the Company's 9% Convertible Senior Subordinated Debentures due 2002 at a conversion price of $3.50 per share.

(13) Tabular information and footnotes 9, 10, 11 and 12 are based upon information contained in Schedule 13G filings and other information made available to the Company.

(14) Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), a subsidiary of Infinity will purchase 5,000,000 newly issued shares of Common Stock, and Mr. Pattiz, such subsidiary and the Company will enter into a Voting Agreement pursuant to which Mr. Pattiz and such subsidiary will vote their respective shares of the Company's Common Stock in favor of their respective designees to the Board of Directors. If the closing had occurred effective January 15, 1994: (1) Mr. Pattiz would own or control Common Stock and Class B Stock representing 45.4% of the total voting power of the Company; and (2) as a result of the Voting Agreement, Mr. Pattiz and the subsidiary would together beneficially own 7,162,790 shares (28.3%) of the Company's Common Stock with respect to election of directors. Pursuant to the Voting Agreement, Mr. Pattiz would also be required to vote all of his shares of Class B Stock in accordance with the recommendation of the full incumbent Board of Directors on any matters presented to the Company's shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mary Turner, Mr. Pattiz's wife and an independent contractor for the Company for the past thirteen years, received $147,000 from the Company in fiscal 1993 as compensation for services as an interviewer and voice talent for a Company program.

     Upon the close of the pending acquisition of Unistar (expected on or about February 3, 1994 and as more fully discussed in "Item 1 - Business - Business Strategy" appearing elsewhere in this report), Infinity will manage the business and operations of the Company pursuant to the terms of a Mangement Agreement between the Company and Infinity. Infinity will receive an annual base fee of $2,000,000 (adjusted for inflation), an annual cash bonus payable in the event of meeting certain financial targets and incentive warrants to acquire up to 1,500,000 shares of Common Stock exercisable at certain prices per share.