Form 10-Q
period 1994-02-28
WESTWOOD ONE INC /DE/
filed 1994-04-13
CIK 771950

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended February 28, 1994                     Commission File Number
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



              9540 WASHINGTON BLVD., CULVER CITY, CALIFORNIA 90232
             (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (310) 204-5000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                No
                      -------               -------

As of April 1, 1994 30,037,402 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.

                                     INDEX




PART I.          FINANCIAL INFORMATION:                                           Page No.
                                                                                  --------
                          Consolidated Balance Sheets                                 3

                          Consolidated Statements of Income                           4

                          Consolidated Statements of Cash Flows                       5

                          Notes to Consolidated Financial Statements                  6

                          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                  9





PART II.         OTHER INFORMATION                                                   12

                 SIGNATURES                                                          13

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          February 28,     November 30,
                                                                              1994            1993
                                                                          -----------       -----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $     8,305       $     3,868
  Accounts receivable, net of allowance for doubtful accounts                  18,124            19,480
  Programming costs and rights, current portion                                 7,225             6,849
  Other current assets                                                          2,537             2,790
                                                                          -----------       -----------
                    Total Current Assets                                       36,191            32,987
PROPERTY AND EQUIPMENT, NET                                                    18,055            15,984
PROGRAMMING COSTS AND RIGHTS                                                    4,049             6,185
INTANGIBLE ASSETS, NET (Note 5)                                               196,282            90,745
OTHER ASSETS                                                                    4,526             6,166
                                                                          -----------       -----------
                      TOTAL ASSETS                                        $   259,103       $   152,067
                                                                          ===========       ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    14,707       $    13,446
  Accrued expenses and other liabilities                                       18,076            12,838
  Current maturities of long-term debt                                          2,391             1,558
  Short-term borrowings (Note 7)                                                 -                6,648
                                                                          -----------       -----------
                    Total Current Liabilities                                  35,174            34,490
LONG-TERM DEBT (Note 7)                                                       136,784            51,943
OTHER LIABILITIES                                                              11,745            10,483
                                                                          -----------       -----------
                      TOTAL LIABILITIES                                       183,703            96,916
                                                                          -----------       -----------
COMMITMENTS AND CONTINGENCIES                                                    -                -
SHAREHOLDERS' EQUITY (Notes 3 and 7):
  Preferred stock: authorized 10,000,000 shares, none outstanding                -                -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 26,108,777 (1994) and 15,978,758 (1993)               261               160
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1994 and 1993)                                 4                 4
  Additional paid-in capital                                                  144,443           110,547
  Accumulated deficit                                                         (69,308)          (55,560)
                                                                          -----------       -----------
                      TOTAL SHAREHOLDERS' EQUITY                               75,400            55,151
                                                                          -----------       -----------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   259,103       $   152,067
                                                                          ===========       ===========

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                     Three Months Ended
                                                                        February 28,
                                                                  -------------------------
                                                                    1994            1993
                                                                  -------           -------
   GROSS REVENUES                                                 $24,087           $20,046
     Less Agency Commissions                                        3,452             2,909
                                                                  -------           -------
   NET REVENUES                                                    20,635            17,137
                                                                  -------           -------
   Operating Costs and Expenses Excluding
     Depreciation and Amortization                                 20,461            16,363
   Depreciation and Amortization                                    4,013             4,158
   Corporate General and Administrative Expenses                    1,125               907
   Restructuring Costs (Note 6)                                     2,405               -
                                                                  -------           -------
                                                                   28,004            21,428
                                                                  -------           -------
   OPERATING LOSS                                                  (7,369)           (4,291)
   Interest Expense                                                 1,479             1,788
   Other Income                                                       (34)               (7)
                                                                  -------           -------
   LOSS BEFORE INCOME TAXES, DISCONTINUED
     OPERATIONS, EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (8,814)           (6,072)
   INCOME TAXES (NOTE 5)                                              -                 -
                                                                  -------           -------
   LOSS FROM CONTINUING OPERATIONS                                 (8,814)           (6,072)
   LOSS ON DISCONTINUED OPERATIONS                                    -              (3,140)
                                                                  -------           -------
   LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                                   (8,814)           (9,212)
   EXTRAORDINARY ITEM - LOSS ON RETIREMENT OF DEBT                   (590)              -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 5)                 (4,344)              -
                                                                  -------           -------
   NET LOSS                                                      ($13,748)          ($9,212)
                                                                  =======           =======
   LOSS PER SHARE:
      Continuing Operations                                      ($   .41)          ($  .40)
      Discontinued Operations                                         -             (   .21)
                                                                  -------           -------
      Loss Before Extraordinary Item and Cumulative
        Effect of Accounting Change                              (    .41)          (   .61)
      Extraordinary Item                                         (    .03)              -
                                                                  -------           -------
                                                                 (    .44)          (   .61)
      Cumulative Effect of Accounting Change                     (    .20)              -
                                                                  -------           -------
        Net Loss                                                 ($   .64)          ($  .61)
                                                                  =======           =======
   Pro forma amounts assuming the new accounting
     method is applied retroactively:
      Loss Before Extraordinary Item                              ($8,814)          ($8,989)
      Net Loss                                                     (9,404)           (8,989)
      Loss Per Share:
        Loss Before Extraordinary Item                            ($  .41)          ($  .60)
        Net Loss                                                  (   .44)          (   .60)

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                         February 28,
                                                                                  -------------------------
                                                                                    1994              1993
                                                                                  --------          -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($13,748)         ($9,212)
  Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
        Cummulative effect of accounting change                                      4,344             -
        Depreciation and amortization                                                4,013            5,148
        Extraordinary item - loss on retirement of debt                                590             -
        Other                                                                          207              462
        Changes in assets and liabilities:
           Decrease in accounts receivable                                           1,356            3,735
           Increase in prepaid assets                                                 (560)          (1,005)
           Increase (decrease) in accounts payable and accrued liabilities           4,255           (2,581)
                                                                                  --------          -------
  Net cash from (used by) operating activities before cash payments                    457           (3,453)
     related to extraordinary item
  Cash payments related to extraordinary item                                         (250)            -
                                                                                  --------          -------
           Net Cash From (Used By) Operating Activities                                207           (3,453)
                                                                                  --------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Unistar in 1994)                                      (104,685)            (437)
  Cash payments related to disposition of discontinued operations                     (548)            -
  Capital expenditures                                                                (366)            (905)
  Capitalized programming costs and rights                                            -                (951)
  Capitalized station affiliation agreements  (Note 5)                                -                (288)
  Proceeds related to sale of unconsolidated subsidary                                -              10,249
  Other                                                                             (1,882)             (43)
                                                                                  --------          -------
           Net Cash Provided (Used) By Investing Activities                       (107,481)           7,625
                                                                                  --------          -------
           CASH PROVIDED (REQUIRED) BEFORE FINANCING ACTIVITIES                   (107,274)           4,172
                                                                                  --------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                  (13,648)          (6,150)
  Borrowings under debt arrangements                                               110,000             -
  Issuance of common stock                                                          15,359               27
  Issuance of subordinated debentures                                                 -                 433
                                                                                  --------          -------
           NET CASH FROM (USED IN) FINANCING ACTIVITIES                            111,711           (5,690)
                                                                                  --------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 4,437           (1,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,868            6,455
                                                                                  --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  8,305          $ 4,937
                                                                                  ========          =======

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - Basis of Presentation:

         The accompanying consolidated balance sheet as of February 28, 1994, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended February 28, 1994 and 1993 are unaudited, but in the opinion of management include adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassification

         Certain amounts in the prior year Statement of Operations and Statement of Cash Flows have been reclassified to conform to the current year presentation.

NOTE 3 - Earnings Per Share:

         Net loss per share is computed based upon the weighted average number of shares outstanding of 21,547 and 15,003 for the three month periods ended February 28, 1994 and 1993, respectively.

NOTE 4 - Acquisition of Unistar Radio Networks, Inc:

         On February 3, 1993, the Company completed the acquisition of all of the issued and outstanding capital stock of Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase. Accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition. Based on a preliminary purchase price allocation, the purchase price has been allocated to the fair value of assets and liabilities acquired. The excess of cost over net assets of acquired company resulting from the transaction is being amortized over 40 years.

         The pro forma unaudited combined condensed results of operations of the Company and Unistar for the three months ended February 28, 1994 and 1993 (presented as though the combination had occurred on December 1, 1992 after giving effect to certain pro forma adjustments) are as follows:

                                                      1994                1993
                                                     -------             -------
Net Revenues                                         $29,441             $28,999

Loss from Continuing Operations                        6,834               9,040
Loss Per Share from
   Continuing Operations                               $ .23               $ .31

         The foregoing pro forma results of operations principally reflect adjusting historical interest expense, depreciation and amortization, the sale of 5,000 newly issued shares of common stock to a subsidiary of Infinity and restructuring costs based on the transaction being completed at the beginning of the periods presented.

NOTE 5 - Accounting Changes:

         Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements to expense these costs as incurred. The Company believes this method is preferable and conforms to the predominate current industry practice, including Unistar. Accordingly, the Company recognized the cumulative effect of the change as of December 1, 1993. The non-cash charge to earnings was an expense of $4,344, or $.20 per share and has been reflected in the accompanying financial statements.

         Effective December 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" and, under the provisions of the Statement, has elected not to restate prior years' financial statements. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method, where the effects of timing differences between financial reporting and taxable income were deferred, to an asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. There was no effect on the current period results as a result of this change.

NOTE 6 - Restructuring Costs:

         As a result of the Company's February 1994 acquisition of Unistar Radio Networks, Inc., the Company will consolidate certain facilities and operations. Accordingly, the Company recorded an expense of approximately $2,405 for the estimated restructuring charges, including the expected costs of employee separations, facility consolidations, relocations and related costs.

NOTE 7 - Revolving Credit Facilities and Long-Term Debt:

         On February 3, 1994, the Company entered into a new senior loan agreement with a syndicate of banks (the "Agreement"). The Agreement provides for a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. Interest is payable at the prime rate plus an applicable margin of 1.5% or LIBOR plus an applicable margin of 2.5%, at the Company's option. Based on the Company's total debt ratio, the applicable margins may be reduced to as low as .5% for prime rate loans and 1.5% for LIBOR loans. Principal on the term loans is payable quarterly starting on February 28, 1995. The agreement contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

         The proceeds of the Loans were used to acquire Unistar and repay its indebtedness, repay the Company's existing senior debt, and for working capital.

         At February 28, 1994, the Company did not have any borrowings outstanding under its $15,000 revolving facility.

          During the quarter, $17,325 of Senior Debentures were converted into 4,950 shares of the Company's common stock. On February 11, 1994 the Company announced its intention to redeem all its outstanding Senior Debentures. As of February 28, 1994, approximately $13,700 of Senior Debentures were outstanding. Subsequent to February 28, 1994, substantially all the remaining Senior Debentures were converted into 3,913 shares of common stock.

NOTE 8 - Discontinued operations:

         In fiscal 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during fiscal 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)

         On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

         Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements and income taxes. In order to conform to predominate current industry practice, capitalized station affiliation agreements will be expensed as incurred. SFAS No. 109 "Accounting for Income Taxes" was adopted by the Company in this quarter. The Company elected not to restate prior year's financial statements. Adopting SFAS No. 109 did not effect the current period results.

         In fiscal 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during fiscal 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1994 COMPARED
  WITH THREE MONTHS ENDED FEBRUARY 28, 1993

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 20% to $20,635 in the first quarter of 1994 from $17,137 in the comparable prior year quarter. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

         Operating costs and expenses excluding depreciation and amortization increased 25% to $20,461 in the first fiscal quarter of 1994 from $16,363 in the first quarter of 1993. The increase was primarily attributable to the purchase of Unistar and higher programming expenses.

         Depreciation and amortization decreased 3% to $4,013 in the first quarter of 1994 from $4,158 in the first quarter of 1993. The decrease is principally attributable to the change in accounting for capitalized station affiliation agreements as well as lower amortization of production costs, partially offset by higher depreciation and amortization resulting from the purchase of Unistar in February 1994.

         Corporate general and administrative expenses increased 24% to $1,125 in 1994 from $907 in 1993. The increase is attributable to the Management Agreement with Infinity Broadcasting Corporation and an additional bonus paid to the Company's former Chief Financial Officer.

         As a result of the purchase of Unistar, the Company accrued restructuring costs of approximately $2,405 in the first quarter of 1994 principally relating to consolidations of certain facilities and operations. The effect of the restructuring will be to reduce operating costs in the future.

         Operating loss increased $3,078, or 72%, to $7,369 in the first fiscal quarter of 1994 from $4,291 in the same period of 1993. The higher loss is principally attributable to one-time restructuring costs of approximately $2,405 and slightly higher operating costs, partially offset by lower depreciation and amortization. Excluding the effects of the restructuring costs, operating loss in the first quarter of 1994 increased $673 to $4,964 as compared to $4,291 in the first quarter of 1993.

         Interest expense decreased 17% to $1,479 in the first quarter of 1994 from $1,788 in 1993. The decrease is principally attributable to lower interest expense on the Company's Senior Debentures due to holders converting $17,325 of the Senior Debentures to the Company's Common Stock during the quarter, partially offset by higher debt levels as a result of the purchase of Unistar.

         Loss from continuing operations increased $2,742, or 45%, to $8,814 ($.41 per share) in 1994 from $6,072 ($.40 per share) in the first quarter of 1993. Even though the loss from continuing operations increased 45%, the per share loss from continuing operations increased slightly in the first quarter of 1994 due to a 44% increase in the weighted average number of shares outstanding. The increase in weighted average shares was principally due to the sale of 5,000 shares of Common Stock to a subsidiary of Infinity Broadcasting Corporation ("Infinity") and the partial conversion of Senior Debentures to Common Stock.

         In connection with the refinancing of its senior debt facility, the Company recorded an extraordinary loss of $590 ($.03 per share).

         The cumulative effect of the change in accounting principle was an expense of $4,344, or $.20 per share.

         The net loss in the first quarter of 1994 was $13,748, or $.64 per share. The first quarter 1993 net loss was $9,212, or $.61 per share. On a pro forma basis, assuming the new accounting principle was applied retroactively, the Company's net loss would have been $9,404, or $.44 per share, and $8,989, or $.60 per share, in the first quarters of fiscal 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1994, the Company's cash and cash equivalents were $8,305, an increase of $4,437 from November 30, 1993. In addition, the Company had available borrowings under its Loans of $15,000.

         For the three months ended February 28, 1994 versus the comparable prior year, net cash from operating activities increased $3,660, principally as a result of reductions in working capital requirements. Net cash used for investing activities was $107,481 in 1994 principally due to the purchase of Unistar in 1994.

         In the first quarter of 1994, the Company entered into a new senior loan agreement with a syndicate of banks which was comprised of a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. In addition, the Company sold 5,000 shares of Common Stock and a warrant to purchase up to an additional 3,000 shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a subsidiary of Infinity for $15,000. Proceeds from the loans and Common Stock sale were used to finance the acquisition of Unistar ($101,300), repay borrowings outstanding under its previous senior debt agreement ($13,648) and for working capital. Also in the first quarter of 1994, holders of $17,325 of Senior Debentures converted their debentures to Common Stock in the quarter.

         Subsequent to February 28, 1994, substantially all of the remaining Senior Debentures (approximately $13,700) were converted into Common Stock.

         Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations.

                           PART II OTHER INFORMATION




Items 1 through 3

         These items are not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

         (a)     A special meeting of shareholders was held on January 28, 1994.

         (b) The matter voted upon involved the authorization to acquire the Unistar Radio Networks, Inc. and related agreements including the issuance and sale of 5 million shares of Common Stock and a warrant to purchase up to an additional 3 million shares of Common Stock at an exercise price of $3.00 per share, a Management Agreement between the Company and Infinity Broadcasting Corporation and a Voting Agreement which includes increasing the number of board members to nine. The shareholders vote was as follows (Common Stock and Class B Stock voted together):

                     FOR                               29,950,209
                     AGAINST                              120,161
                     ABSTAIN                               12,210

Item 5

         Not Applicable


Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 18.  Letter regarding change in accounting principles.

         (b)     Reports on Form 8-K

                 A report on Form 8-K dated February 3, 1994 was filed with the Commission on February 14, 1994, relating to the acquisition of all the issued and outstanding common stock of Unistar Radio Networks, Inc. from Unistar Communications Group, Inc.

                 Amendment No.1 to the Form 8-K dated February 3, 1994 was filed with the Commission on February 15, 1994.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WESTWOOD ONE, INC.




                                        By: FARID SULEMAN
                                           ----------------------------------
                                            FARID SULEMAN
                                            Executive Vice President and
                                            Chief Financial Officer





                                            Dated: April 12, 1994