Form 10-Q
period 1994-05-31
WESTWOOD ONE INC /DE/
filed 1994-07-12
CIK 771950

                         FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549



        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1994                   Commission File Number
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

         Yes     X                              No


As of July 1, 1994 30,443,652 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                      WESTWOOD ONE, INC.

                           INDEX



PART I.  FINANCIAL INFORMATION:                                 Page No.
                                                                _______
                  Consolidated Balance Sheets                     3

                  Consolidated Statements of Operations           4

                  Consolidated Statements of Cash Flows           5

                  Notes to Consolidated Financial Statements      6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                      9





PART II. OTHER INFORMATION                                       12

         SIGNATURES                                              13

                         WESTWOOD ONE, INC.
                     CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)

                                                                             May 31,      November 30,
                                                                              1994            1993
                                                                          ___________     ___________
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    3,552      $    3,868
  Accounts receivable, net of allowance for doubtful accounts                 28,092          19,480
  Programming costs and rights, current portion                                5,743           6,849
  Other current assets                                                         2,844           2,790
                                                                          -----------     -----------
       Total Current Assets                                                   40,231          32,987
PROPERTY AND EQUIPMENT, NET                                                   17,457          15,984
PROGRAMMING COSTS AND RIGHTS                                                   3,508           6,185
INTANGIBLE ASSETS, NET (Note 5)                                              194,534          90,745
OTHER ASSETS                                                                   4,052           6,166
                                                                          -----------     -----------
       TOTAL ASSETS                                                         $259,782        $152,067
                                                                          ===========     ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  15,761       $  13,446
  Accrued expenses and other liabilities                                      16,001          12,838
  Current maturities of long-term debt                                         5,000           1,558
  Short-term borrowings (Note 7)                                                  -            6,648
                                                                          -----------     -----------
       Total Current Liabilities                                              36,762          34,490
LONG-TERM DEBT (Note 7)                                                      120,443          51,943
OTHER LIABILITIES                                                             11,177          10,483
                                                                          -----------     -----------
       TOTAL LIABILITIES                                                     168,382          96,916
                                                                          -----------     -----------
COMMITMENTS AND CONTINGENCIES                                                     -               -
SHAREHOLDERS' EQUITY (Notes 3 and 7):
  Preferred stock: authorized 10,000,000 shares, none outstanding                 -               -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 30,193,652 (1994) and 15,978,758 (1993)              302              160
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1994 and 1993)                                4                4
  Additional paid-in capital                                                 158,914          110,547
  Accumulated deficit                                                        (67,820)         (55,560)
                                                                          -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY                                             91,400           55,151
                                                                          -----------      -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $259,782         $152,067
                                                                          ===========      ===========

    See accompanying notes to consolidated financial statements.

                         WESTWOOD ONE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)

                                                                Three Months Ended       Six Months Ended
                                                                      May 31,                  May 31,
                                                                ___________________      ________________
                                                                  1994        1993        1994      1993
                                                                _______     _______      _______  _______
GROSS REVENUES                                                 $ 41,265    $ 24,812     $  65,352  $  44,858

  Less Agency Commissions                                         5,879       3,605         9,331      6,514
                                                              ----------  ----------    ---------- ----------
NET REVENUES                                                     35,386      21,207        56,021     38,344
                                                              ----------  ----------    ---------- ----------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                  25,945      15,780        46,406     32,143
Depreciation and Amortization                                     4,690       4,008         8,703      8,166
Corporate General and Administrative Expenses                     1,134       1,100         2,259      2,007
Restructuring Costs (Note 6)                                         -           -          2,405         -
                                                              ----------  ----------    ---------- ----------
                                                                 31,769      20,888        59,773     42,316
                                                              ----------  ----------    ---------- ----------
OPERATING INCOME (LOSS)                                           3,617         319        (3,752)    (3,972)
Interest Expense                                                  2,222       1,640         3,701      3,428
Other Income                                                        (93)        (18)         (127)       (25)
                                                              ----------  ----------    ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          1,488      (1,303)       (7,326)    (7,375)
INCOME TAXES (NOTE 5)                                                -           -             -          -
                                                              ----------  ----------    ---------- ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          1,488      (1,303)       (7,326)    (7,375)
(LOSS) ON DISCONTINUED OPERATIONS                                    -           -             -      (3,140)
                                                              ----------  ----------    ---------- ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          1,488      (1,303)       (7,326)   (10,515)
EXTRAORDINARY ITEM - (LOSS) ON RETIREMENT OF DEBT                    -           -           (590)        -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 5)                      -           -         (4,344)        -
                                                              ----------  ----------    ---------- ----------
NET INCOME (LOSS)                                                $1,488     ($1,303)     ($12,260)  ($10,515)
                                                              ==========  ==========    ========== ==========
INCOME (LOSS) PER SHARE:
   Continuing Operations                                         $  .04     ($  .09)     ($   .28)  ($   .49)
   Discontinued Operations                                           -           -             -    (    .21)
                                                              ----------  ----------    ---------- ----------
   Income (Loss) Before Extraordinary Item and Cumulative
     Effect of Accounting Change                                    .04     (   .09)     (    .28)  (    .70)
   Extraordinary Item                                                -           -       (    .02)        -
                                                              ----------  ----------    ---------- ----------
                                                                    .04     (   .09)     (    .30)  (    .70)
   Cumulative Effect of Accounting Change                            -           -       (    .17)        -
                                                              ----------  ----------    ---------- ----------
     Net Income (Loss)                                           $  .04     ($  .09)     ($   .47)  ($   .70)
                                                              ==========  ==========    ========== ==========
Pro forma amounts assuming the new accounting
  method is applied retroactively:
   Income (Loss) Before Extraordinary Item                       $1,488     ($1,332)      ($7,326)  ($10,321)
   Net Income (Loss)                                              1,488     ( 1,332)      ( 7,916)  ( 10,321)
   Income (Loss) Per Share:
     Income (Loss) Before Extraordinary Item                     $  .04     ($  .09)      ($  .28)  ($   .69)
     Net Income (Loss)                                              .04     (   .09)      (   .30)  (    .69)

    See accompanying notes to consolidated financial statements.

                         WESTWOOD ONE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                                      Six Months Ended
                                                                                            May 31,
                                                                                      _________________
                                                                                     1994           1993
                                                                                   _______        _______
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                         ($12,260)     ($10,515)
  Adjustments to reconcile net loss to net cash used by operating activities before cash payments related to extraordinary item:
        Cummulative effect of accounting change                                       4,344            -
        Depreciation and amortization                                                 8,703         9,154
        Extraordinary item - loss on retirement of debt                                 590            -
        Other, principally capitalized programming costs and rights                    (177)       (1,481)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                (8,612)          472
           Increase in prepaid assets                                                  (460)         (212)
           Increase in accounts payable and accrued liabilities                       4,571           567
                                                                                  ----------    ----------
  Net cash used by operating activities before cash payments
     related to extraordinary item                                                   (3,301)       (2,015)
  Cash payments related to extraordinary item                                          (250)           -
                                                                                  ----------    ----------
                Net Cash Used By Operating Activities                                (3,551)       (2,015)
                                                                                  ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Unistar in 1994)                                       (105,955)         (816)
  Cash payments related to disposition of discontinued operations                      (661)           -
  Capital expenditures                                                                 (585)       (1,415)
  Capitalized station affiliation agreements  (Note 5)                                   -           (456)
  Proceeds related to sale of unconsolidated subsidary                                   -         10,442
  Other (principally deferred financing costs in 1994)                               (1,592)         (326)
                                                                                  ----------    ----------
               Net Cash Provided (Used) By Investing Activities                    (108,793)        7,429
                                                                                  ----------    ----------
              CASH PROVIDED (REQUIRED) BEFORE FINANCING ACTIVITIES                 (112,344)        5,414
                                                                                  ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                   (13,648)      (11,499)
  Borrowings under debt arrangements                                                110,000            -
  Issuance of common stock                                                           15,676            60
  Issuance of subordinated debentures                                                    -            433
                                                                                  ----------    ----------
              NET CASH FROM (USED IN) FINANCING ACTIVITIES                          112,028       (11,006)
                                                                                  ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (316)       (5,592)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      3,868         6,455
                                                                                  ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 3,552        $  863
                                                                                  =========     ==========

    See accompanying notes to consolidated financial statements.

                      WESTWOOD ONE, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In thousands, except per share data)

NOTE 1 - Basis of Presentation:

                The accompanying consolidated balance sheet as of May 31, 1994, the consolidated statements of operations and the consolidated statements of cash flows for the three and six month periods ended May 31, 1994 and 1993 are unaudited, but in the opinion of management include adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

                These financial statements should be read in conjunction with the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassification

                Certain amounts in the prior year Statement of Operations and Statement of Cash Flows have been reclassified to conform to the current year presentation.

NOTE 3 - Earnings Per Share:

                Net income (loss) per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income of 33,584 and 15,014 for the three month periods ended May 31, 1994 and 1993, respectively and 25,968 and 15,008 for the six month periods ended May 31, 1994 and 1993, respectively.

NOTE 4 - Acquisition of Unistar Radio Networks, Inc:

                On February 3, 1994, the Company completed the acquisition of all of the issued and outstanding capital stock of Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase. Accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition. Based on a preliminary purchase price allocation, the purchase price has been allocated to the fair value of assets and liabilities acquired. The excess of cost over net assets of acquired company resulting from the transaction is being amortized over 40 years.

                The proforma unaudited combined condensed results of operations of the Company and Unistar for the six months ended May 31, 1994 and 1993 (presented as though the combination had occurred on December 1, 1992 after giving effect to certain pro forma adjustments) are as follows:


                                                1994            1993
                                                _____           ____

Net Revenues                                    $64,827         $64,735
Loss from Continuing Operations                   5,346           8,038
Loss Per Share from Continuing Operations       $   .18         $  . 27

                                - 6 -

                The foregoing pro forma results of operations principally reflect adjusting historical interest expense, depreciation and amortization, the sale of 5,000 newly issued shares of common stock to a subsidiary of Infinity and restructuring costs based on the transaction being completed at the beginning of the periods presented. No adjustments were made to historical results for potential cost reductions due to the elimination of duplicate facilities and costs resulting from the acquisition of Unistar. However, 1994 pro forma results reflect the benefit of cost reductions to the extent that they have been realized.

NOTE 5 - Accounting Changes:

                Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements to expense these costs as incurred. The Company believes this method is preferable and conforms to the predominate current industry practice, including Unistar. Accordingly, the Company recognized the cumulative effect of the change as of December 1, 1993. The non-cash charge to earnings was an expense of $4,344, or $.17 per share and has been reflected in the accompanying financial statements.

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

                The proceeds of the Loans were used principally to acquire Unistar and repay the Company's existing senior debt.

                At May 31, 1994, the Company did not have any borrowings outstanding under its $15,000 revolving facility.

                In 1994 the Company redeemed all its outstanding 9% Convertible Senior Subordinated Debentures ("Senior Debentures"). During 1994 those debentures were converted into 8,863 shares of common stock. At May 31, 1994 no Senior Debentures were outstanding.

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

                Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements and income taxes. In order to conform to predominate current industry practice, capitalized station affiliation agreements will be expensed as incurred. SFAS No. 109 "Accounting for Income Taxes" was adopted by the Company in its first fiscal quarter of 1994. The Company elected not to restate prior year's financial statements. Adopting SFAS No. 109 did not effect the current period results.

                In fiscal 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during fiscal 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1994 COMPARED
  WITH THREE MONTHS ENDED MAY 31, 1993

                Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased 67% to $35,386 in the second quarter of 1994 from $21,207 in the comparable prior year quarter. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

                Operating costs and expenses excluding depreciation and amortization increased 64% to $25,945 in the second fiscal quarter of 1994 from $15,780 in the second quarter of 1993. The increase was primarily attributable to the purchase of Unistar and higher programming expenses.

                Depreciation and amortization increased 17% to $4,690 in the second quarter of 1994 from $4,008 in the second quarter of 1993. The increase is principally attributable to higher depreciation and amortization resulting from the purchase of Unistar in February 1994, partially offset by lower amortization of production costs as well as the change in accounting for capitalized station affiliation agreements whereby station affiliation expenses are expensed currently and are no longer capitalized.

                Corporate general and administrative expenses increased 3% to $1,134 in 1994 from $1,100 in 1993. The increase is attributable to the Management Agreement with Infinity Broadcasting Corporation ("Infinity"), partially offset by across-the-board expense reductions.

                Operating income increased $3,298, to $3,617 in the second quarter of 1994 from $319 in the same period of 1993. The substantial improvement in operating income is attributable to the acquisition of Unistar and cost savings resulting from operating synergies from the Unistar acquisition, partially offset by higher depreciation and amortization.

                Interest expense increased 35% to $2,222 in the second quarter of 1994 from $1,640 in the second quarter of 1993. The increase is principally attributable to higher debt levels as a result of the acquisition of Unistar, partially offset by the elimination of interest expense on the Company's
Senior Debentures due to their conversion to Common Stock.

                Income from continuing operations was $1,488 ($.04 per share) in the second quarter of 1994 as compared to a loss from continuing operations in the second quarter of 1993 of $1,303 ($.09 per share). The weighted average number of shares outstanding (including Common Stock equivalents) increased 124% to 33,584 in the second quarter of 1994 from 15,014 in the comparable 1993 quarter. The increase in weighted average shares was principally attributable to the conversion of Senior Debentures into the Company's Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

                Net income in the second quarter of 1994 was $1,488 ($.04 per share) as compared to a net loss of $1,303 ($.09 per share) in 1993. On a pro forma basis, the change in accounting for station affiliation agreements did not affect the comparability of the second quarter results.

SIX MONTHS ENDED MAY 31, 1994 COMPARED
  WITH SIX MONTHS ENDED MAY 31, 1993

                Net revenue for the first half of fiscal 1994 increased 46% to $56,021 in 1994 from $38,344 in the first half of 1993. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

                Operating costs and expenses increased 44% to $46,406 in the first half of 1994 from $32,143 in the comparable 1993 period. The increase was primarily attributable to the purchase of Unistar and higher programming expenses. As a percentage of net revenue, operating costs and expenses decreased to 83% in 1994 from 84% in 1993.

                Depreciation and amortization increased $537 to $8,703 in 1994 from $8,166 in the first half of 1993. The increase is principally attributable to higher depreciation and amortization resulting from the purchase of Unistar partially offset by lower amortization of production costs and the change in accounting for capitalized station affiliation agreements whereby station affiliation expenses are expensed currently and are no longer capitalized.

                Corporate general and administrative expenses increased $252, or 13%, to $2,259 in the first half of 1994 from $2,007 in 1993's first half. The increase is attributable to the Infinity Management Agreement, partially offset by across-the-board expense reductions.

                As a result of the purchase of Unistar, the Company accrued restructuring costs of approximately $2,405 in the first quarter of 1994 principally relating to consolidations of certain facilities and operations. The effect of the restructuring will be to reduce operating costs in the future.

                Operating loss decreased 6% to $3,752 in the first half of 1994 from $3,972 in comparable 1993. The decrease is principally attributable to synergies from the Unistar acquisition and reductions in expenses partially offset by one-time restructuring costs and higher depreciation and amortization.

                Interest expense increased $273, or 8%, to $3,701 in 1994 from $3,428 in the first half of 1993. The increase is attributable to higher debt levels as a result of the purchase of Unistar, partially offset by lower interest due to the conversion of the Company's Senior Debentures to Common Stock.

                Loss from continuing operations decreased $49 to $7,326 ($.28 per share) in the first half of 1994 from $7,375 ($.49 per share) in the first half of 1993. Loss per share from continuing operations decreased 43% due to a 73% increase in the weighted average number of increase in weighted average shares was principally attributable to the conversion of Senior Debentures to the Company's Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

                In connection with the refinancing of its senior debt facility, the Company in the first quarter of 1994 recorded an extraordinary loss of $590 ($.02 per share).

                The cumulative effect of the change in accounting for station affiliation expenses in the first quarter of 1994 was an expense of $4,344, or $.17 per share.

                The net loss for the first half of 1994 was $12,260 ($.47 per share) as compared to $10,515 ($.70 per share) for the first half of 1993. On a pro forma basis, assuming the new accounting principle was applied effective the beginning of the period presented, the Company's net loss would have been $7,916 ($.30 per share) and $10,321 ($.69 per share) in the first half of fiscal 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                At May 31, 1994, the Company's cash and cash equivalents were $3,552, a decrease of $316 from November 30, 1993. In addition, the Company had available borrowings under its Loans of $15,000.

                For the six months ended May 31, 1994 versus the comparable prior year period, net cash from operating activities decreased $1,536, principally due to working capital requirements resulting from the acquisition of Unistar. Net cash used for investing activities was $108,793 in 1994 principally due to the purchase of Unistar in 1994.

                In the first quarter of 1994, the Company entered into a new senior loan agreement with a syndicate of banks which was comprised of a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. In addition, the Company sold 5,000 shares of Common Stock and a warrant to purchase up to an additional 3,000 shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a subsidiary of Infinity for $15,000. Proceeds from the loans and Common Stock sale were used to finance the acquisition of Unistar ($101,300), repay borrowings outstanding under its previous senior debt agreement ($13,648) and for working capital. In addition, from December 1993 through March 1993, holders of approximately $31,058 of the Company's Senior Debentures converted their debentures to Common Stock.

                Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations.

                 PART II OTHER INFORMATION



Items 1 through 5

                These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K

                (a)             Exhibits

                                None

                (b)             Reports on Form 8-K

                                There were no reports on Form 8-K filed for the three months ended May 31, 1994.

                        SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      WESTWOOD ONE, INC.




                                      By:     FARID SULEMAN
                                           -------------------------------
                                              FARID SULEMAN
                                              Chief Financial Officer






                                      Dated: July 7, 1994