Form 10-Q
period 1994-09-30
WESTWOOD ONE INC /DE/
filed 1994-11-04
CIK 771950

                                FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994                Aommission File Number
                                                           0-13020

                                WESTWOOD ONE, INC.
                                ------------------
              (Exact name of registrant as specified in its charter)


             DELAWARE                                  95-3980449
             --------                               -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)




          9540 WASHINGTON BLVD., CULVER CITY, CALIFORNIA 90232
          ----------------------------------------------------
          (Address of principal executive offices and zip code)


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

                Yes     X                         No
                     -------                          ------

As of October 31, 1994 30,652,652 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                              WESTWOOD ONE
                              ------------


                                  INDEX
                                  -----

PART I.         FINANCIAL INFORMATION:                                Page No.
                                                                      --------

                       Consolidated Balance Sheets                        3

                       Consolidated Statements of Operations              4

                       Consolidated Statements of Cash Flows              5

                       Notes to Consolidated Financial Statements         6

                       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                        11





PART II.        OTHER INFORMATION                                        15

                SIGNATURES                                               17




                           WESTWOOD ONE, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share amounts)



                                                                     September 30,     November 30,
                                                                          1994              1993
                                                                     -------------     ------------
     ASSETS
     ------

CURRENT ASSETS:
  Cash and cash equivalents                                              $  1,284      $    3,868
  Accounts receivable, net of allowance for doubtful accounts              31,572          19,480
  Programming costs and rights, current portion                             4,200           6,849
  Other current assets                                                      3,371           2,790
                                                                         --------        --------

     Total Current Asset                                                   40,427          32,987
PROPERTY AND EQUIPMENT, NET                                                17,044          15,984
PROGRAMMING COSTS AND RIGHTS                                                2,762           6,185
INTANGIBLE ASSETS, NET (Note 5)                                           192,204          90,745
OTHER ASSETS                                                                3,902           6,166
                                                                         --------        --------
     TOTAL ASSETS                                                        $256,339        $152,067
                                                                         ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                       $ 15,553        $ 13,446
  Accrued expenses and other liabilities                                   14,945          12,838
  Current maturities of long-term debt                                      2,500           1,558
  Short-term borrowings (Note 8)                                                -           6,648
                                                                         --------        --------
     Total Current Liabilities                                             32,998          34,490
LONG-TERM DEBT (Note 8)                                                   117,943          51,943
OTHER LIABILITIES                                                          10,924          10,483
                                                                         --------        --------
     TOTAL LIABILITIES                                                    161,865          96,916
                                                                         --------        --------
COMMITMENTS AND CONTINGENCIES                                                   -               -
SHAREHOLDERS' EQUITY (Notes 5 and 8):
 Preferred stock: authorized 10,000,000 shares, none outstanding                -               -
 Common stock, $.01 par value: authorized, 117,000,000 shares;
  issued and outstanding, 30,577,402 (1994) and 15,978,758 (1993)             306             160
 Class B stock, $.01 par value: authorized, 3,000,000 shares:
  issued and outstanding, 351,733 (1994 and 1993)                               4               4
Additional paid-in capital                                                159,593         110,547
Accumulated deficit                                                       (65,429)        (55,560)
                                                                         ---------        --------
     TOTAL SHAREHOLDERS' EQUITY                                            94,474          55,151
                                                                         --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $256,339        $152,067
                                                                         ========        ========


      See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                        ------------------      -------------------
                                                          1994       1993         1994       1993
                                                          ----       ----         ----       ----
GROSS REVENUES                                          $42,450    $26,470     $115,000    $73,403
  Less Agency Commissions                                 5,959      3,859       16,306     10,683
                                                        -------    -------     --------   --------
NET REVENUES                                             36,491     22,611       98,694     62,720
                                                        -------    -------     --------   --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                          26,787     16,715       76,532     48,443
Depreciation and Amortization                             4,637      4,034       13,597     12,318
Corporate General and Administrative Expenses             1,057      1,022        3,431      3,051
Restructuring Costs (Note 7)                                  -          -        2,405          -
                                                        -------    -------     --------    -------
                                                         32,481     21,771       95,965     63,812
                                                        -------    -------     --------    -------
OPERATING INCOME (LOSS)                                   4,010        840        2,729     (1,092)
Interest Expense                                          2,422      1,556        6,534      5,001
Other Income                                                (70)       (22)        (230)       (45)
                                                        -------    --------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
OPERATIONS AND EXTRAORDINARY ITEM                         1,658       (694)      (3,575)    (6,048)
INCOME TAXES (NOTE 6)                                         -          -            -          -
                                                        -------    --------    --------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  1,658       (694)      (3,575)    (6,048)
(LOSS) ON DISCONTINUED OPERATIONS                             -          -            -     (2,232)
PROVISION FOR (LOSS) ON DISPOSAL OF DISCONTINUED
  OPERATIONS                                                  -     (8,500)           -     (8,500)
                                                        -------    --------    --------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   1,658     (9,194)      (3,575)   (16,780)
EXTRAORDINARY ITEM - (LOSS) ON RETIREMENT OF DEBT             -          -         (590)         -
                                                        -------    -------     --------  ---------
NET INCOME (LOSS)                                        $1,658    ($9,194)     ($4,165)  ($16,780)
                                                        =======    ========    ========  =========
INCOME (LOSS) PER SHARE:
  Continuing Operations                                  $  .05    ($  .05)       ($ 12)    ($ .40)
  Discontinued Operations                                     -    (   .56)           -     (  .72)
                                                        -------    --------    --------  ---------
  Income (Loss) Before Extraordinary Item                   .05    (   .61)       ( .12)    ( 1.12)
  Extraordinary Item                                          -          -        ( .02)         -
                                                        -------    --------    --------  ---------
  Net Income (Loss)                                      $  .05    ($  .61)    ( $  .14)  ($  1.12)
                                                        =======    ========    ========  =========

Pro forma amounts assuming the new accounting
 method is applied retroactively (Note 6):
 Income (Loss) Before Extraordinary Item                 $1,658    ($8,994)     ($3,575)  ($16,227)
 Net Income (Loss)                                        1,658     (8,994)      (4,165)   (16,227)
 Income (Loss) Per Share:
  Income (Loss) Before Extraordinary Item                $  .05    ($  .60)     ($  .12)   ($ 1.08)
  Net Income (Loss)                                         .05    (   .60)     (   .14)   (  1.08)




          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                                1994        1993
                                                                                ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                                     ($4,165)   ($16,780)
 Adjustments to reconcile net loss to net cash used by operating activities before cash payments related to extraordinary item:
    Depreciation and amortization                                              13,597      12,977
    Provision for loss on disposal of discontinued operations                       -       8,500
    Extraordinary item - loss on retirement of debt                               590           -
    Other, principally capitalized programming costs and rights                  (427)     (1,842)
    Changes in assets and liabilities:
      Increase in accounts receivable                                         (13,180)     (2,218)
      Decrease (increase) in prepaid assets                                      (790)        444
      Increase in accounts payable and accrued liabilities                      4,253       3,417
                                                                             --------     -------
 Net cash provided (used) by operating activities before cash
   payments related to extraordinary item                                        (122)      4,498
 Cash payments related to extraordinary item                                     (250)          -
                                                                             ---------    -------
             Net Cash Provided (Used) By Operating Activities                    (372)      4,498
                                                                             ---------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of companies (Unistar in 1994)                                  (106,976)       (957)
 Capital expenditures                                                            (990)     (2,162)
 Capitalized station affiliation agreements  (Note 6)                               -        (616)
 Proceeds (cash payments) related to sales of discontinued operations            (563)     87,634
 Proceeds related to sale of unconsolidated subsidary                               -       1,627
 Proceeds related to sale of property and equipment                                 -         853
 Other (principally deferred financing costs in 1994)                          (1,405)       (145)
                                                                             ---------    -------
             Net Cash Provided (Used) By Investing Activities                (109,934)     86,234
                                                                             ---------    -------
             CASH PROVIDED (REQUIRED) BEFORE FINANCING ACTIVITIES            (110,306)     90,732
                                                                             ---------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Debt repayments                                                              (14,515)    (90,984)
 Borrowings under debt arrangements                                           110,000           -
 Issuance of common stock                                                      15,991         196
                                                                             ---------    -------
             NET CASH FROM (USED IN) FINANCING ACTIVITIES                     111,476     (90,788)
                                                                             ---------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,170         (56)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  114       3,637
                                                                             ---------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $1,284      $3,581
                                                                             =========    =======


          See accompanying notes to consolidated financial statements.

                            WESTWOOD ONE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                  (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
- -------------------------------

                The accompanying consolidated balance sheet as of September 30, 1994, the consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine months ended September 30, 1994 are unaudited, but in the opinion of management include adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

                These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - Reclassification:
- --------------------------

                Certain amounts in the prior year Statement of Operations and Statement of Cash Flows have been reclassified to conform to the current year presentation.


NOTE 3 - Change in Fiscal Year:
- -------------------------------

                In the third quarter, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1994. Accordingly, the statements of operations for the three and nine month periods ended September 30, 1994 and 1993 are presented excluding results for June 1994 and 1993 and December 1993 and 1992, respectively. The unaudited statements of operations for the months of June 1994 and December 1993 follow:



                                                         June,           December,
                                                         1994              1993
                                                        -------          --------
Gross Revenues                                          $14,085          $ 6,887
  Less Agency Commissions                                 1,986              970
                                                        -------          -------
Net Revenues                                             12,099            5,917
                                                        -------          -------
 Operating Costs and Expenses Excluding
  Depreciation and Amortization                           8,750            5,411
 Depreciation and Amortization                            1,500            1,243
 Corporate General and Administrative Expenses              360              245
                                                        -------          -------
                                                         10,610            6,899
                                                        -------          -------
Operating Income (Loss)                                   1,489             (982)



Interest Expense                                            792              381
Other Income                                                (36)              (3)
                                                        -------          -------
Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Change                    733           (1,360)
Income Taxes                                                  -               -
                                                        -------          -------
Income (Loss) Before Cumulative Effect
 of Accounting Change                                       733           (1,360)
Cumulative Effect of Accounting Change (Note 6)               -           (4,344)
                                                        -------          -------
Net Income (Loss)                                       $   733          ($5,704)
                                                        =======          =======
Income (Loss) Per Share:
 Income (Loss) Before Cumulative Effect
  of Accounting Change                                  $   .02          ($  .07)
 Cumulative Effect of Accounting Change                       -          (   .23)
                                                        -------          -------
 Net Income (Loss)                                      $   .02          ($  .30)
                                                        =======          =======


                In addition, the consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993 excludes changes in cash flows for the months of December 1993 and 1992, respectively. The unaudited condensed statement of cash flows for the month ended December 31, 1993 follows:

                                                                 December,
                                                                  1993
                                                                --------
Net Cash From Operating Activities                                $  690
                                                                  ------
Cash Flow From Investing Activities:
  Acquisition of companies                                        (   72)
  Cash payments related to sales of discontinued operations       (  229)
  Capital expenditures                                            (  296)
  Other                                                           (   82)
                                                                  ------
Net Cash (Used) by Investing Activities                           (  679)
                                                                  ------
Cash Provided Before Financing Activities                             11
                                                                  ------
Cash Flow From Financing Activities:
 Debt repayments                                                  (4,133)
 Issuance of common stock                                            368
                                                                  ------
Net Cash (Used In) Financing Activities                           (3,765)
                                                                  ------
Net Decrease in Cash and Cash Equivalents                         (3,754)

Cash and Cash Equivalents at Beginning of Period                   3,868
                                                                  ------
Cash and Cash Equivalents at End of Period                        $  114
                                                                  ======


NOTE 4 - Earnings Per Share:
- ----------------------------

                Net income (loss) per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income of 34,226 and 15,065 for the three month periods ended September 30, 1994 and 1993, respectively and 28,889 and 15,030 for the nine month periods ended September 30, 1994 and 1993, respectively.

NOTE 5 - Acquisition of Unistar Radio Networks, Inc:
- ---------------------------------------------------

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

                The pro forma unaudited combined condensed results of operations of the Company and Unistar for the nine months ended September 30, 1994 and 1993 (presented as though the combination had occurred on January 1, 1993 after giving effect to certain pro forma adjustments) are as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                         -----------------
                                                            1994      1993
                                                            ----      ----
 Net Revenues                                             $102,757  $106,471

(Loss) from Continuing Operations                           (1,844)   (3,529)

(Loss) Per Share from Continuing
  Operations                                               ($  .06)  ($  .12)


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


NOTE 6 - Accounting Changes:
- ----------------------------

                Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements to expense these costs as incurred. The Company believes this method is preferable and conforms to the predominate current industry practice, including Unistar. Accordingly, the Company recognized the cumulative effect of the change as of December 1, 1993. The non-cash charge to earnings was an expense of $4,344, or $.23 per share and has been reflected in the financial statements for the month of December 1993. (See Note 3 - Change in Fiscal Year).

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

NOTE 7 - Restructuring Costs:
- -----------------------------

            As a result of the Company's February 1994 acquisition of Unistar Radio Networks, Inc., the Company will consolidate certain facilities and operations. Accordingly, the Company recorded an expense of approximately $2,405 for the estimated restructuring charges, including the expected costs of facility consolidations, eliminating programs, employee separations, relocations and related costs.

NOTE 8 - Revolving Credit Facilities and Long-Term Debt:
- --------------------------------------------------------

                On February 3, 1994, the Company entered into a new senior loan agreement with a syndicate of banks (the "Agreement"). The Agreement provides for a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. Interest is payable at the prime rate plus an applicable margin of 1.5% or LIBOR plus an applicable margin of 2.5%, at the Company's option. Based on the Company's total debt ratio, the applicable margins may be reduced to as low as .5% for prime rate loans and 1.5% for LIBOR loans. Principal on the term loans is payable quarterly starting on February 28, 1995. The agreement contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. In August 1994, the Company prepaid the principal payments due on February 28, 1995 and May 31, 1995, thereby reducing the outstanding balance of the term loans to $105,000.

                The proceeds of the Loans were used principally to acquire Unistar and repay the Company's existing senior debt.

                At September 30, 1994, the Company did not have any borrowings outstanding under its $15,000 revolving facility.

                In 1994 the Company redeemed all its outstanding 9% Convertible Senior Subordinated Debentures ("Senior Debentures"). During 1994 those debentures ($18,624 principal) were converted into 5,321 shares of common stock. At September 30, 1994 no Senior Debentures were outstanding.

NOTE 9 - Discontinued operations:
- ---------------------------------

                In fiscal 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during fiscal 1993.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS
                  --------------------------------------
                 (In thousands, except per share amounts)


                In August 1994, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1994.

                On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

                Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements and income taxes. In order to conform to predominate current industry practice, capitalized station affiliation agreements will be expensed as incurred. The cumulative effect of the change in accounting for station affiliations expenses in December 1993 was an expense of $4,344, or $.23 per share. SFAS No. 109 "Accounting for Income Taxes" was adopted by the Company in December 1993. The Company elected not to restate prior year's financial statements. Adopting SFAS No. 109 did not effect the December 1993 or current period results.

                In fiscal 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during fiscal 1993.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
  WITH THREE MONTHS ENDED SEPTEMBER 30, 1993
- ----------------------------------------------

                Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased 61% to $36,491 in the third quarter of 1994 from $22,611 in the comparable prior year quarter. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994, partially offset by fewer large special event programs.

                Operating costs and expenses excluding depreciation and amortization increased 60% to $26,787 in the third fiscal quarter of 1994 from $16,715 in the third quarter of 1993. The increase was primarily attributable to the purchase of Unistar and higher programming expenses resulting from the production of additional programs, partially offset by lower costs of special event programs.

                Depreciation and amortization increased 15% to $4,637 in the third quarter of 1994 from $4,034 in the third quarter of 1993. The increase is principally attributable to higher depreciation and amortization resulting from the purchase of Unistar in February 1994, partially offset by lower amortization of production costs as well as the change in accounting for capitalized station affiliation agreements whereby the costs of station affiliation agreements are expensed currently and are no longer capitalized.

                Operating income increased $3,170, or 377%, to $4,010 in the third quarter of 1994 from $840 in the same period of 1993. The substantial improvement in operating income is attributable to the acquisition of Unistar and cost savings resulting from operating synergies from the Unistar acquisition, partially offset by higher depreciation and amortization expense as a result of the Unistar acquisition.

                Interest expense increased 56% to $2,422 in the third quarter of 1994 from $1,556 in the third quarter of 1993. The increase is principally attributable to higher debt levels as a result of the acquisition of Unistar, partially offset by the elimination of interest expense on the Company's Senior Debentures due to their conversion to Common Stock.

                Income from continuing operations was $1,658 ($.05 per share) in the third quarter of 1994 as compared to a loss from continuing operations in the third quarter of 1993 of $694 ($.05 per share). The weighted average number of shares outstanding (including Common Stock equivalents) increased 127% to 34,226 in the third quarter of 1994 from 15,065 in the comparable 1993 quarter. The increase in weighted average shares was principally attributable to the conversion of Senior Debentures into the Company's Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

                In the third quarter of 1993, the Company recorded a provision for loss on discontinued operations of $8,500 ($.56 per share).

                Net income in the third quarter of 1994 was $1,658 ($.05 per share) as compared to a net loss of $9,194 ($.61 per share) in 1993. On a pro forma basis, the change in accounting for station affiliation agreements did not affect the comparability of the third quarter results.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
  WITH NINE MONTHS ENDED SEPTEMBER 30, 1993
- ---------------------------------------------

                Net revenue for the first three quarters of fiscal 1994 increased 57% to $98,694 in 1994 from $62,720 for the first three quarters of 1993. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994, partially offset by fewer large special event programs.

                Operating costs and expenses excluding depreciation and amortization increased 58% to $76,532 in the first nine months of 1994 from $48,443 in the comparable 1993 period. The increase was primarily attributable to the purchase of Unistar and higher programming expenses.

                Depreciation and amortization increased $1,279 to $13,597 in 1994 from $12,318 in the first nine months of 1993. The increase is principally attributable to higher depreciation and amortization resulting from the purchase of Unistar, partially offset by lower amortization of production costs and the change in accounting for capitalized station affiliation agreements whereby station affiliation expenses are expensed currently and are no longer capitalized.

                Corporate general and administrative expenses increased $380, or 13%, to $3,431 in the first nine months of 1994 from $3,051 in the first nine months of 1993. The increase is attributable to the Infinity Management Agreement, partially offset by across-the-board expense reductions.

                As a result of the purchase of Unistar, the Company accrued restructuring costs of approximately $2,405 in the first quarter of 1994 principally relating to the consolidation of certain facilities and operations. The effect of the restructuring will be to reduce operating costs in the future.

                In the first nine months of 1994 the Company had operating income of $2,729 as compared to a 1993 operating loss of $1,092, an improvement of $3,821. The improvement is principally attributable to synergies from the Unistar acquisition and reductions in expenses partially offset by one-time restructuring costs and higher depreciation and amortization.

                Interest expense increased $1,533, or 31%, to $6,534 in 1994 from $5,001 in the first nine months of 1993. The increase is attributable to higher debt levels as a result of the purchase of Unistar, partially offset by lower interest due to the conversion of the Company's Senior Debentures to Common Stock.

                Loss from continuing operations decreased $2,473, or 41%, to $3,575 ($.12 per share) in the first nine months of 1994 from $6,048 ($.40 per share) in the first nine months of 1993. Loss per share from continuing operations decreased 70% due to a 92% increase in the weighted average number of shares outstanding. The increase in weighted average shares was principally attributable to the conversion of Senior Debentures to the Company's Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

                In connection with the refinancing of its senior debt facility, the Company in the first quarter of 1994 recorded an extraordinary loss of $590 ($.02 per share).

                The net loss for the first nine months of 1994 was $4,165 ($.14 per share) as compared to $16,780 ($1.12 per share) for the first nine months of 1993. On a pro forma basis, assuming the new accounting principle was applied effective the beginning of the periods presented, the Company's net loss would have been $4,165 ($.14 per share) and $16,227 ($1.08 per share) in the first nine months of 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

                At September 30, 1994, the Company's cash and cash equivalents were $1,284, an increase of $1,170 from December 31, 1993. In addition, the Company had available borrowings under its Loans of $15,000.

                For the nine months ended September 30, 1994 versus the comparable prior year period, net cash from operating activities decreased $4,870, principally due to working capital requirements resulting from the acquisition of Unistar. Net cash used for investing activities was $109,934 in 1994 principally due to the purchase of Unistar in 1994.

                In the first quarter of 1994, the Company entered into a new senior loan agreement with a syndicate of banks which was comprised of a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. In addition, the Company sold 5,000 shares of

Common Stock and a warrant to purchase up to an additional 3,000 shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a subsidiary of Infinity for $15,000. Proceeds from the loans and Common Stock sale were used to finance the acquisition of Unistar ($101,300), repay borrowings outstanding under its previous senior debt agreement ($8,841) and for working capital. In addition, from December 1993 through March 1993, holders of approximately $31,058 of the Company's Senior Debentures converted their debentures to Common Stock. In August 1994, the Company prepaid $5,000 on its term loans which mature on November 30, 2001. At September 30, 1994, the outstanding balance of the Company's term loans were $105,000.

                Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations.

                        PART II OTHER INFORMATION

Items 1 through 3
- -----------------

                These items are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

                (a) The Annual Meeting of Shareholders of the Company was held on August 18, 1994.

                (b) The matters voted upon and the related voting results were as follows (holders of Common Stock and Class B stock voted together on all matters except for the election of David L. Dennis as Class II Director, for which holders of Common Stock voted alone):

                                1)  Election of Class II Directors:


                                               Arthur E. Levine    Farid Suleman  David L. Dennis
                                               ________________    _____________  _______________
                                FOR             44,201,626           44,481,826     26,902,926
                                WITHHELD           458,731              178,531        172,931

                                2) Approval of amendments to the Amended 1989 Stock Incentive Plan:

                                        FOR             32,322,406              81.8%
                                        AGAINST          7,183,918              18.2%
                                        ABSTAIN             44,085                 -
                                        NOT VOTED        5,109,948                 -

                                3)  Approval of the incentive compensation
                                    provision of the employment agreement
                                    between the Company and its Chairman of
                                    the Board:



                                        FOR             43,635,147              99.1%
                                        AGAINST            375,853                .9%
                                        ABSTAIN             38,529                 -
                                        NOT VOTED          610,828                 -


                                4)  Ratification of the selection of Price
                                    Waterhouse as the independent accountants of the Company for fiscal 1994:

                                        FOR             44,621,912              99.9%
                                        AGAINST             29,038                .1%
                                        ABSTAIN              9,407                 -


Item 5
- ------

        Not Applicable.


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

                (a)             Exhibits
                                --------
                                27.  Financial Data Schedule.

                (b)             Reports on Form 8-K
                                -------------------

                                On September 15, 1994 the Company filed a Form 8-K dated August 31, 1994 for the purpose of changing its fiscal year.

                                 SIGNATURES
                                 ----------




             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WESTWOOD ONE, INC.




                             By: FARID SULEMAN
                                 ----------------------
                                 FARID SULEMAN
                                 Chief Financial Officer






                             Dated: November  4, 1994