Form 10-K
period 1994-12-31
WESTWOOD ONE INC /DE/
filed 1995-03-31
CIK 771950

                             SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549
                                       -------------

                                         FORM 10-K

                       Annual Report Pursuant to Section 13 or 15 (d)
                           of the Securities Exchange Act of 1934
                                       -------------
       For the fiscal year ended             Commission File number:  0 - 13020
       December 31, 1994
                                     WESTWOOD ONE, INC.
                   (Exact name of registrant as specified in its charter)

            Delaware                                       95-3980449
       (State or other jurisdiction                          (I.R.S. Employer
       of incorporation or organization)                    Identification No.)

       9540 Washington Boulevard, Culver City, CA                90232
       (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code:      (310) 204-5000

       Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                            Name of each exchange
       ____________________                           on which registered
                                                      _____________________
          None                                                None

                Securities registered pursuant to Section 12(g) of the Act:

                                        Common Stock
                                      (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
       X   No     -

          Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of Common Stock held by non-affiliates as of March 1, 1995 was approximately $285 million.

          As of March 1, 1995, 30,935,152 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                            DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                      PART I

   Item 1.     Business

   General

   Westwood One, Inc. (the "Company" or "Westwood One") is the leading producer and distributor of nationally sponsored radio programs and is the nation's second largest radio network.

   The Company's principal source of revenue is selling radio time to advertisers through one of its two operating divisions: Westwood One Radio Networks and Westwood One Entertainment (the "Divisions"). The Company generates revenue principally by its Divisions entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the spots to national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

   Westwood One Radio Networks offers radio stations three traditional news services, CNN Radio, NBC Radio Network and the Mutual Broadcasting System, plus youth-oriented network news and entertainment programming from The Source, in addition to eight 24-hour satellite-delivered continuous play music formats and weekday and weekend news and entertainment features and programs.

   Westwood One Entertainment produces music, sports, talk and special event programming. These programs include: countdown shows; music and interview programs; live concert broadcasts; major sporting events (principally covering the NFL, Notre Dame football and other college football and basketball games); live, personality intensive talk shows; and exclusive satellite simulcasts with HBO and other cable networks.

   The Company's programs are broadcast in every radio market in the United States measured by The Arbitron Ratings Company ("Arbitron"), the leading rating service, as well as being broadcast internationally.

   Westwood One, through its Divisions, enables national advertisers to purchase advertising time and to have their commercial messages broadcast on radio stations throughout the United States, reaching demographically defined listening audiences. The Company delivers both of the major demographic groups targeted by national advertisers: the 25 to 54-year old adult market and the 12 to 34-year-old youth market. The Company currently sells advertising time to over 300 national advertisers, including each of the 25 largest network radio advertisers. Radio stations are able to obtain quality programming from Westwood One to meet their objective of attracting larger listening audiences and increasing local advertising revenue. Westwood One, through the development of internal programming as well as through acquisitions, has developed an extensive tape library of previously aired programs, interviews, live concert performances, news and special events. The Company uses its library as a major source of new programming, enhancing the Company's future programming and revenue generating capabilities.



    Industry Background

         Radio Broadcasting

    As of January 1, 1995, there were approximately 9,750 commercial radio stations in the United States. The radio broadcast industry, however, remains highly fragmented with no broadcaster permitted to own more than 40 radio stations. This fragmentation is due primarily to FCC limitations on multiple station ownership.

    A radio station selects a style of programming ("format") to attract a target listening audience and thereby attract commercial advertising directed at that audience. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

    The diversity in program formats has intensified competition among stations for local advertising revenue. A radio station has two principal ways of effectively competing for these revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, sporting events or national news product, such as supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenue.

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

    To verify audience delivery and demographic composition, specific measurement information is available to national advertisers by independent rating services such as Arbitron and Statistical Research, Inc.'s RADAR. These rating services provide demographic information such as the age and sex composition of the listening audiences. Consequently, national advertisers can verify that their advertisements are being heard by their target listening audience.

         Business Strategy

    Westwood One provides targeted radio audiences and commercial spots to national advertisers through its recognized programming and other network products. The Company, through its various radio networks, produces and distributes quality programming to radio stations seeking to increase their listening audience and improve local and national advertising revenue. The Company sells advertising time within its programs to national advertisers desiring to reach large listening audiences nationwide with specific demographic characteristics.

    In 1993 the Company developed and implemented a strategy to focus on its core radio network business and to reduce debt by divesting of all other businesses. In refocusing on its core network and radio syndication business, the Company has concentrated on across-the-board cost reductions in order to improve profitability and, in February 1994, the Company took a major step to enhance its future and ability to compete by acquiring Unistar Radio Networks, Inc. ("Unistar") for $101,300,000 plus expenses along with the following additional matters in connection with the acquisition:

            (a) the sale by the Company to Infinity Network, Inc. ("INI"), a wholly-owned subsidiary of Infinity Broadcasting Corporation ("Infinity"), of 5,000,000 shares of the Company's Common Stock and a warrant to purchase up to an additional 3,000,000 shares of Common Stock at an exercise price of $3.00 per share, for a total purchase price of $15,000,000;


            (b) a Management Agreement between the Company and Infinity pursuant to which (a) the Chief Executive Officer of Infinity, currently Mel Karmazin, became the Chief Executive Officer of the Company, (b) the Chief Financial Officer of Infinity, currently Farid Suleman, became the Chief Financial Officer of the Company and (c) Infinity began managing the business and operations for an annual base fee of $2,000,000 (adjusted for inflation), an annual cash bonus (payable in the event of meeting certain financial targets) and additional warrants to acquire up to 1,500,000 shares of common stock exercisable after the Company's common stock reaches certain market prices per share.

            (c) a Voting Agreement providing for the reconstitution of the Board of Directors into a nine-member Board and the voting of Norman Pattiz's shares of the Company's Common Stock and Class B Stock and the shares of the Common Stock held by INI.

    The Company financed the acquisition ($101,300,000), with a new senior loan from a syndicate of banks in the amount of $125,000,000.




         Radio Programming

    The depth of Westwood One's programming has grown through internal expansion and through acquisition. The Company produces and distributes 24-hour continuous play formats, regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events, and sports features.

    The Company controls most aspects of production of its programs, therefore being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically 5 minutes or less), long-form programs (typically 60 minutes or longer) and 24-hour continuous play formats. Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, New York, New York and Arlington, Virginia. The long-form programs include shows produced entirely at the Company's in-house production facilities and recordings of live concert performances and sports events made on location. The 24-hour continuous play formats are produced at the Company's facilities in Valencia, California.

    Westwood One also produces and distributes special event syndicated programs. In 1994 the Company produced and distributed numerous special event programs, including exclusive broadcasts of the Rolling Stones Voodoo Lounge concert tour, Sting Live, an HBO simulcast of Barbara Streisand and an MTV simulcast of "The Eagles: Hell Freezes Over." Westwood One believes these broadcasts have contributed to its reputation and are an integral part of its business strategy to increase its share of the national radio network advertising market.

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

    Westwood One's syndicated programs are produced at its in-house production facilities. The Company determines the content and style of a program based on the target audience it wishes to reach. The Company assigns a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because Westwood One controls the production process, it can refine the programs' content to respond to the needs of its affiliated stations and national advertisers. In addition, the Company can alter program content in response to current and anticipated audience demand.

    The Company produces and distributes eight 24-hour continuous play formats providing music, news and talk programming for Country, Hot Country, Adult Contemporary, Format 41, Oldies, AM only, Adult Rock and Roll and the 70's formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.

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


         Affiliated Radio Stations

    Westwood One's radio network business strategy addresses the programming needs and financial limitations of radio stations. The Company offers radio stations a wide selection of regularly scheduled and special event syndicated programming as well as 24-hour continuous play formats. These programs and formats are completely produced by the Company and, therefore, the stations have no production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

    Westwood One's networks enter into affiliation agreements with radio stations. In the case of news and current events programming, the agreements commit the station to broadcast only the advertisements associated with these programs and allows the station flexibility to have the news headlined by their newscasters. The other affiliation agreements require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to the 24-hour formats, the Company, in most cases, also receives a fee from the affiliated stations for the right to broadcast the formats. Radio stations in the top 200 national markets may also receive compensation for airing national advertising associated with the Company's news and current events programming.

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

    The Company has a number of people responsible for station relations and marketing its programs to radio stations. Station relationships are managed geographically to allow the marketing staff to concentrate on specific geographical regions. This enables the Company's staff to develop and maintain close, professional relationships with radio station personnel and to provide them with quick programming assistance.

         National Advertisers

    Westwood One provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide that have specific demographic characteristics. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time in the Company`s programs. By purchasing time in programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time. The Company supports its national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of Company programs and is designed to increase the advertisers' target listening audience.

    The Company sells its commercial time to advertisers either as "bulk" or "flighted" purchases. Bulk purchases are long-term contracts (26 to 52 weeks) that are sold "up-front" (early advertiser commitments for national broadcast time). Flighted purchases are contracts for a specific, short-term period of time (one to six weeks) that are sold at or above prevailing market prices. The Company's strategy for growth in advertising revenue is to increase the amount of advertising time sold on the usually more profitable flighted basis, to increase revenue of the non-RADAR rated programs, and to increase audience size for news, talk and current events programming.

    Competition

    The Company operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with smaller independent radio syndication producers and distributors. In addition, Westwood One competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a larger and more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.


    The increase in the number of program formats has led to increased competition among local radio stations for audience. As stations attempt to differentiate themselves in an increasingly competitive environment, their demand for quality programming available from outside programming sources increases. This demand has been intensified by high operating and production costs at local radio stations and increased competition for local advertising revenue.


         Government Regulation

    Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs, is not subject to regulation by the FCC.

    Employees

    On February 15, 1995, Westwood One had 414 full-time employees, including a domestic advertising sales force of 46 people. In addition, the Company maintains continuing relationships with approximately 50 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System, NBC Radio Networks, and Unistar Radio Networks are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

    Item 2. Properties

    The Company owns a 7,600 square-foot building in Culver City, California in which its production facilities are located; a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space; and a 7,700 square-foot unoccupied building in Culver City. In addition, the Company leases offices in New York; Chicago; Detroit; Dallas; Arlington, Virginia and Valencia, California.

    The Company believes that its facilities are more than adequate for its current level of operations.


    Item 3. Legal Proceedings

          - None -

    Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1994.

                              PART II

    Item 5. Market for Registrant's Common Stock and Related Shareholder
               Matters

    On March 1, 1995 there were approximately 370 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting on August 18, 1994, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 4,500.

    The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol WONE since the Company's initial public offering on April 24, 1984. The following table sets forth the range of high and low last sales prices on the NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated.


                            1994                        High          Low
                            ----                        ----          ---
                            First Quarter               10 1/2        7 5/8
                            Second Quarter               8 7/8        7 1/8
                            Third Quarter               11 3/8        7 11/16
                            Fourth Quarter              11 1/4        7 5/8

                            1993
                            ----
                            First Quarter                2 5/8        1 19/32
                            Second Quarter               3 1/16       2  3/8
                            Third Quarter                3 1/8        2  3/8
                            Fourth Quarter               9 1/4        2  9/16

    No cash dividend was paid on the Company's stock during 1994 or 1993, and the payment of dividends is restricted by the terms of The Loans.

    Item 6. Selected Financial Data
               (In thousands except per share data)

    The table below summarizes selected consolidated financial data of the Company for each of the last five fiscal years:


         OPERATING RESULTS FOR YEAR ENDED:




                                                                   November 30,
                                       December 31,   ______________________________________
                                           1994       1993       1992       1991        1990
                                           ____       ____       ____       ____        ____
NET REVENUES                            $136,340     $84,014    $86,376    $93,170    $92,389
DEPRECIATION AND AMORTIZATION             18,160      16,384     19,661     22,055     22,856
OPERATING INCOME (LOSS)                    5,982      (2,191)   (18,700)    (5,931)    (9,309)
(LOSS) FROM CONTINUING OPERATIONS         (2,730)     (8,682)   (21,397)   (10,004)   (12,915)
(LOSS) FROM DISCONTINUED OPERATIONS            -     (15,227)    (2,721)    (6,778)    (5,260)
(LOSS) BEFORE EXTRAORDINARY ITEM          (2,730)    (23,909)   (24,118)   (16,782)   (18,175)
EXTRAORDINARY GAIN (LOSS)                   (590)          -          -     25,618          -
NET INCOME (LOSS)                        ($3,320)   ($23,909)  ($24,118)    $8,836   ($18,175)
INCOME (LOSS) PER SHARE:
  Primary:
    Continuing Operations                ($  .09)    ($  .57)  ($  1.44)   ($  .67)   ($  .89)
    Discontinued Operations                    -     (  1.01)  (    .18)   (   .46)   (   .36)
                                         --------    --------  ---------   --------   --------
    (Loss) Before Extraordinary Item     (   .09)    (  1.58)  (   1.62)   (  1.13)   (  1.25)
    Extraordinary Item                   (   .02)          -          -       1.73          -
                                         --------    --------  ---------   --------   --------
      Net Income (Loss)                  ($  .11)    ($ 1.58)  ($  1.62)    $  .60    ($ 1.25)
                                         ========    ========  =========   ========   ========
  Fully diluted:
    Continuing Operations                ($  .09)    ($  .57)  ($  1.44)   ($  .30)   ($  .89)
    Discontinued Operations                    -     (  1.01)  (    .18)   (   .28)   (   .36)
                                         --------    --------  ---------   --------   --------
    (Loss) Before Extraordinary Item     (   .09)    (  1.58)  (   1.62)   (   .58)   (  1.25)
    Extraordinary Item                   (   .02)          -          -       1.06          -
                                         --------    --------  ---------   --------   --------
      Net Income (Loss)                  ($  .11)    ($ 1.58)  ($  1.62)    $  .48    ($ 1.25)
                                         ========    ========  =========   ========   ========


BALANCE SHEET DATA AT:
                                                                   November 30,
                                       December 31,   ______________________________________
                                           1994       1993       1992       1991        1990
                                           ----       ----       ----       ----        ----

CURRENT ASSETS                           $46,157     $32,987    $51,091    $46,126     $54,312
WORKING CAPITAL                            7,685      (1,503)   (11,942)    10,200      28,676
TOTAL ASSETS                             260,112     152,067    295,740    322,561     343,783
LONG-TERM DEBT                           115,443      51,943    146,622    169,083     214,342
TOTAL SHAREHOLDERS' EQUITY                95,454      55,151     75,204     98,765      89,496


[FN]
- - -------------------------------------
Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements to expense the costs as incurred. The effect of this change in accounting method does not materially affect the comparability of the information reflected herein.
Results for the year ended December 31, 1994 include Unistar from the time it was acquired in February 1994.
No cash dividend was paid on the Company's common stock during the periods presented above.

    Item 7.Management's Discussion and Analysis of Financial
         Condition and Results of Operations
               (In thousands except for share and per share amounts)

    In August 1994, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1994. Accordingly, in the following discussion "1994" will refer to the calendar year 1994, "1993" will refer to the fiscal year ended November 30, 1993 and "1992" will refer to the fiscal year ended November 30, 1992.

    On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

    Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements and income taxes. In order to conform to predominate current industry practice, capitalized station affiliation agreements will be expensed as incurred. The cumulative effect of the change in accounting for station affiliation expenses in December 1993 was an expense of $4,344, or $.23 per share. SFAS No. 109 "Accounting for Income Taxes" was adopted by the Company in December 1993. The Company elected not to restate prior year's financial statements. Adopting SFAS No. 109 did not affect the December 1993 or current period results.

    In 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during 1993.

    RESULTS OF OPERATIONS

    Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 62% to $136,340 in 1994 from $84,014 in 1993 and decreased 3% in 1993 from $86,376 in 1992. The increase in 1994 net revenues was primarily a result of the purchase of Unistar in February 1994. The decrease in 1993 net revenues was attributed to the non-recurrence of the Company's exclusive radio coverage of the 1992 Summer Olympics, partially offset by net revenue growth associated with an overall increase in the network radio marketplace.

    Operating costs and expenses excluding depreciation and amortization increased 61% to $105,389 in 1994 from $65,353 in 1993 and decreased 15% in 1993 from $77,335 in 1992. The 1994 increase was primarily attributable to the purchase of Unistar and higher programming expenses resulting from the production of additional programs. The 1993 decrease was primarily due to cost reduction programs associated with affiliate compensation, programming, news and related staff expenses, and the non-recurrence of the 1992 Summer Olympics.

    Depreciation and amortization increased 11% to $18,160 in 1994 from $16,384 in 1993 and decreased 17% in 1993 from $19,661 in 1992. The increase in 1994 was primarily a result of the purchase of Unistar, partially offset by lower amortization of production costs and lower amortization as a result of the Company's December 1, 1993 change in its method of accounting for capitalized station affiliation agreements. The reduction in 1993 was primarily due to lower amortization of production costs and lower write-offs resulting from fewer terminated station affiliation agreements.


    Corporate general and administrative expenses decreased 1% to $4,404 in 1994 from $4,468 in 1993 and decreased 26% in 1993 from $6,017 in 1992. The nominal decrease in 1994 is a result of across-the-board expense cuts, partially offset by fees attributable to the Infinity Management Agreement. The decrease in 1993 was attributable to across-the-board expense cuts and the non-recurrence of a 1992 one-time charge for a vested benefit related to an executive officer's employment contract.

    As a result of the purchase of Unistar, the Company accrued restructuring costs of $2,405 in the first quarter of 1994 principally relating to the consolidation of certain facilities and operations. Approximately $2,100 of these costs were paid in 1994, with the balance scheduled to be paid in 1995.

    Severance and termination expenses of $2,063 in 1992 were principally due to management changes implemented to achieve future efficiencies.

    Operating income increased $8,173 to $5,982 in 1994 from an operating loss of $2,191 in 1993 and the 1993 operating loss decreased 88% from $18,700 in 1992. The significant improvement in 1994 is attributable to the acquisition of Unistar and cost savings resulting from operating synergies from the Unistar acquisition, partially offset by higher depreciation and amortization expense as a result of the Unistar acquisition. The 1993 improvement was primarily due to extensive cost reduction programs and the non-recurrence of prior year severance and termination expenses, partially offset by the non-recurrence of profit from the 1992 Summer Olympics.

    Interest expense was $8,802, $6,551 and $5,562 in 1994, 1993 and 1992,
    respectively. The 1994 increase is principally attributable to higher debt levels as a result of the acquisition of Unistar, partially offset by the elimination of interest expense on the Company's 9% Senior Debentures due to their conversion to Common Stock.

    Other income is principally comprised of investment income. The other expense of $301 in 1992 was due principally to a provision to write-down a parcel of real estate that was held for sale to its net realizable value, partially offset by investment income.

    Equity in net loss of an unconsolidated subsidiary represents the Company's share of the operating performance of WNEW-AM, which was sold in August 1992.

   Loss on the sale of an unconsolidated subsidiary of $6,536 in 1992 represents the provision for the sale of WNEW-AM, which closed on December 15, 1992.

   Loss from continuing operations decreased 69% to $2,730 ($.09 per share) from $8,682 ($.57 per share) in 1993 and 59% in 1993 from $21,397 ($1.44 per share) in 1992.

   Loss on discontinued operations, net of income tax benefit, was $3,140 in 1993 and $2,721 in 1992. The 1993 loss represents the operating performance of discontinued operations through March 1, 1993.

   The $12,087 provision for loss on disposal of discontinued operations included estimated future costs and operating results of the discontinued assets from March 1, 1993 until the date of disposition.


   In connection with the refinancing of its senior debt facility, the Company recorded an extraordinary loss of $590 ($.02 per share).

   The net loss decreased 86% to $3,320 ($.11 per share) in 1994 from $23,909 ($1.58 per share) in 1993 and 1% in 1993 from $24,118 ($1.62 per share) in
   1992.

   Weighted average shares outstanding increased 94% to 29,414 in 1994 from 15,153 in 1993 and 2% in 1993 from 14,906 in 1992. The 1994 increase in weighted average shares is primarily attributable to the conversion of its 9% Senior Debentures into approximately 8,864 shares of Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

      Liquidity and Capital Resources

   At December 31, 1994, the Company's cash and cash equivalents were $2,439, a decrease of $1,429 from November 30, 1993. In addition, the Company had available borrowings under its Loans of $15,000.

   For 1994, net cash from operating activities was $2,445, an increase of $4,739 from 1993. The increase was primarily attributable to higher cash flow from operations and an increase in accounts payable due to the Unistar acquisition, partially offset by an increase in accounts receivable resulting principally from the Unistar acquisition. Net cash used by investing activities was $111,731 principally due to the purchase of Unistar. Consequently, cash used before financing activities was $109,286.

   In the first quarter of 1994, the Company entered into a new senior loan agreement with a syndicate of banks which was comprised of a $15,000 revolving facility and $110,000 in term loans which mature on November 30, 2001. In addition, the Company sold 5,000 shares of Common Stock and a warrant to purchase up to an additional 3,000 shares of Common Stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a subsidiary of Infinity for $15,000. Proceeds from the loans and Common

    Stock sale were used to finance the acquisition of Unistar ($101,300), repay borrowings outstanding under its previous senior debt agreement ($8,841) and for working capital. In addition, from December 1993 through March 1994, holders of approximately $31,058 of the Company's 9% Senior Debentures converted their debentures to approximately 8,864 shares of Common Stock.
    In August 1994, the Company prepaid $5,000 on its term loans which mature on November 30, 2001. At December 31, 1994, the outstanding balance of the Company's term loans were $105,000. In January 1995, the Company prepaid an additional $2,500 on its term loans. As a result, the Company's next scheduled principal repayment of $2,500 is due in November 1995.

    Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

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

    Item 12. Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after then end of the Company's fiscal year.

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

       2. Exhibits



  EXHIBIT
  NUMBER                           DESCRIPTION
  --------                         -----------

   3.1    Certificate of Incorporation of Registrant. (1)
   3.2    Agreement of Merger. (1)
   3.3    Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
   3.4    Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
   3.5    Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
   3.6    Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at
           10:00 a.m. (3)
   3.7    Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at
           10:01 a.m. (3)
   3.8    Bylaws of Registrant as currently in effect.
   4      Form of Indenture for 6 3/4% Convertible Subordinated Debentures (including the form of the Debenture). (2)
   4.1    Warrant Agreement dated August 27, 1990 between Registrant and Security Pacific
           National Bank, as Warrant Agent. (7)
 *10.1    Employment Agreement and Registration Rights Agreement, dated October 18, 1993, between Registrant and Norman J. Pattiz. (13)
 *10.2    First Amendment to Employment Agreement, dated January 26, 1994 between Registrant and Norman J. Pattiz. (13)
 *10.3    Second Amendment to Employment Agreement, dated February 2, 1994, between
           Registrant and Norman J. Pattiz.
 *10.4    Employment Agreement, dated April 19, 1990, between Unistar Communications Group,
           Inc., Unistar Radio Networks, Inc. and William J. Hogan.
 *10.5    Employment Agreement, dated June 1, 1992, between Registrant and Gregory P.
           Batusic. (11)
 *10.6    Employment Agreement, dated August 30, 1993, between Registrant and Eric R. Weiss.
           (13)
  10.7    Form of Indemnification Agreement Between Registrant and its Directors and Executive
           Officers. (4)
  10.8    Credit Agreement, dated February 1, 1994, between Registrant and The Chase
           Manhattan Bank (National Association) and Co-Agents.
  10.9    Amendment No. 1 to the Credit Agreement, dated August 12, 1994, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents.
  10.10   Amendment No. 2 to the Credit Agreement, dated August 31, 1994, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents.
  10.11   Amendment No. 3 to the Credit Agreement, dated February 23, 1995, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents.
  10.12   Purchase Agreement dated as of August 24, 1987, between Registrant and National
           Broadcasting Company, Inc. (5)
  10.13   Stock Purchase Agreement, dated November 4, 1993, between Registrant and Unistar
           Communications Group, Inc., Unistar Radio Network, Inc., and Infinity Broadcasting
           Corporation. (12)
  10.14   Securities Purchase Agreement, dated November 4, 1993, between Registrant and
           Infinity Network, Inc. (12)
 *10.15   Management Agreement, dated as of February 4, 1994, between Registrant and Infinity
           Broadcasting Corporation. (12)
 *10.16   Voting Agreement, dated as of February 4, 1994, among Registrant, Infinity Network, Inc.,
           Infinity Broadcasting Corporation and Norman J. Pattiz. (12)
  10.17   Westwood One, Inc. 1989 Stock Incentive Plan. (10)
  10.18   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive Plan. (14)
  10.19   Lease, dated July 19, 1989, between First Ball Associates Limited Partnership and
           Westwood One, Inc., relating to Arlington, Virginia offices. (6)
  10.20   Lease, dated June 18, 1990, between Broadway 52nd Associates and Unistar
           Communications Group, Inc. relating to New York, New York offices.
  10.21   Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and
           Unistar Communications Group, Inc. relating to Valencia, California offices.
  10.22   Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (8)
  10.23   Transmission Service Agreement, dated May 28, 1993, between IDB Communications
           Group, Inc. and Unistar Radio Networks, Inc.
  10.24   Stipulation of Settlement of Class Action Law Suit. (6)
  10.25   Agreement for Cancellation of Loan Documents, Guarantees and Securities Purchase
           Documents, dated as of November 19, 1993 between Registrant, Westwood One Stations
           Group, Inc., Westwood One Stations-LA, Inc., Radio & Records, Inc. and Westinghouse
           Electric Corporation. (13)
  22      List of Subsidiaries
  24      Consent of Independent Accountants
  27      Financial Data Schedule

[FN]
**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File
    Number 0-13020), and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated
    September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (File Number 0-13020) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended August 31, 1990 (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File Number 0-13020) and incorporated herein by reference.
(10)Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(11)Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File Number 0-13020) and incorporated herein by reference.
(12)Filed as part of Registrant's January 7, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(13)Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File Number 0-13020) and incorporated herein by reference.
(14)Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

                                          SIGNATURES

          Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTWOOD ONE, INC.

      March 31, 1995                             By      FARID SULEMAN
                                                         _______________________
                                                         Farid Suleman
                                                         Director, Secretary and
                                                         Chief Financial Officer


           Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        Signature                                 Title                                     Date
                  Principal Executive Officer:



                  MEL A. KARMAZIN
                  _______________                                 Director, President and                March 31, 1995
                  Mel A. Karmazin                                 Chief Executive Officer

                  Principal Financial Officer and
                    Chief Accounting Officer:


                  FARID SULEMAN
                  _______________                                 Director, Secretary and                March 31, 1995
                  Farid Suleman                                   Chief Financial Officer

                  Additional Directors:


                  NORMAN J. PATTIZ
                  ___________________                             Chairman of the Board of               March 31, 1995
                  Norman J. Pattiz                                Directors


                  DAVID L. DENNIS
                 _________________                                Director                               March 31, 1995
                  David L. Dennis


                  GERALD GREENBERG
                  _________________                               Director                               March 31, 1995
                  Gerald Greenberg


                  PAUL G. KRASNOW
                  ________________                                Director                               March 31, 1995
                  Paul G. Krasnow


                  ARTHUR E. LEVINE
                  ________________
                                                                  Director                               March 31, 1995
                  Arthur E. Levine


                  JOSEPH B. SMITH
                  ________________                                Director                               March 31, 1995
                  Joseph B. Smith


                                              WESTWOOD ONE, INC.
                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND FINANCIAL STATEMENT SCHEDULES


                                                                       Page
                                                                       ____
    1.    Consolidated Financial Statements

          --Report of Independent Accountants                           F-2

          --Consolidated Balance Sheets at December 31, 1994
            and November 30, 1993                                       F-3

          --Consolidated Statements of Operations for the years
            ended December 31, 1994, November 30, 1993 and
            1992 and the month ended December 31, 1993                  F-4

          --Consolidated Statements of Shareholders'
            Equity for the years ended December 31, 1994,
            November 30, 1993 and 1992 and the month ended
            December 31, 1993                                           F-5

          --Consolidated Statements of Cash Flows for the
            years ended December 31, 1994, November 30, 1993
            and 1992 and the month ended December 31, 1993              F-6

          --Notes to Consolidated Financial Statements                  F-7 - F16




    2.     Financial Statement Schedules:

           IX. --Short-term Borrowings                                  F-17

             All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS


    To the Board of Directors and Shareholders of Westwood One, Inc.

    In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 1994, November 30, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1994, the one month ended December 31, 1993 and for each of the two fiscal years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in the Notes to Consolidated Financial Statements, effective December 1, 1993 the Company changed its accounting policy for capitalized station affiliation agreements and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".



    PRICE WATERHOUSE LLP

    Century City, California
    February 24, 1995

                                WESTWOOD ONE, INC.
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share amounts)


                                                                        December 31,   November 30,
                                                                           1994           1993
                                                                         --------        ------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 2,439      $ 3,868
  Accounts receivable, net of allowance for doubtful
     accounts of $1,645 (1994) and $959 (1993)                             37,631       19,480
  Programming costs and rights                                              3,129        6,849
  Other current assets                                                      2,958        2,790
                                                                         --------      -------

           Total Current Assets                                            46,157       32,987
  PROPERTY AND EQUIPMENT, NET                                              16,748       15,984
  INTANGIBLE ASSETS, NET                                                  191,287       90,745
  OTHER ASSETS                                                              5,920       12,351
                                                                         --------      -------

             TOTAL ASSETS                                                $260,112     $152,067
                                                                         ========     ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

 CURRENT LIABILITIES:
  Accounts payable                                                       $ 15,325     $ 11,570
  Accrued expenses and other liabilities                                   12,947       12,838
  Amounts payable to affiliates                                             5,200        1,876
  Current maturities of long-term debt                                      5,000        1,558
  Short-term borrowings                                                         -        6,648
                                                                         --------     --------

            Total Current Liabilities                                      38,472       34,490
 LONG-TERM DEBT                                                           115,443       51,943
 OTHER LIABILITIES                                                         10,743       10,483
                                                                         --------     --------

            TOTAL LIABILITIES                                             164,658       96,916
                                                                         --------     --------

 COMMITMENTS AND CONTINGENCIES                                                  -            -
 SHAREHOLDERS' EQUITY:
  Preferred stock: authorized 10,000,000 shares, none outstanding               -            -
  Common stock, $.01 par value: authorized, 117,000,000 shares;
     issued and outstanding, 30,652,652 (1994) and 15,978,758 (1993)          307          160
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
     issued and outstanding, 351,733 (1994 and 1993)                            4            4
  Additional paid-in capital                                              159,727      110,547
  Accumulated deficit                                                     (64,584)     (55,560)
                                                                          --------     --------
            TOTAL SHAREHOLDERS' EQUITY                                     95,454       55,151
                                                                          --------     --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $260,112     $152,067
                                                                          =======      =======




 See accompanying notes to consolidated financial statements.

                             WESTWOOD ONE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                                                                           Year Ended
                                                           Year Ended     Month Ended     November 30,
                                                          December 31,    December 31, ------------------
                                                             1994            1993         1993        1992
                                                             ----            ----         ----        ----
GROSS REVENUES                                              $158,780        $  6,887      $98,357     $101,290
 Less Agency Commissions                                      22,440             970       14,343       14,914
                                                            --------        --------      -------     --------
NET REVENUES                                                 136,340           5,917       84,014       86,376
                                                            --------        --------      -------     --------
Operating Costs and Expenses Excluding
Depreciation and Amortization                                105,389           5,411       65,353       77,335
Depreciation and Amortization                                 18,160           1,243       16,384       19,661
Corporate General and Administrative Expenses                  4,404             245        4,468        6,017
Restructuring Costs                                            2,405               -            -            -
Severance and Termination Expenses                                 -               -            -        2,063
                                                            --------        --------      --------    --------
                                                             130,358           6,899       86,205      105,076
                                                            --------        --------      --------    --------
OPERATING INCOME (LOSS)                                        5,982            (982)      (2,191)     (18,700)
Interest Expense                                               8,802             381        6,551        5,562
Other (Income) Expense                                          (290)             (3)         (60)         301
Equity in Net Loss of Unconsolidated Subsidiary                    -               -            -          789
Loss on Sale of Unconsolidated Subsidiary                          -               -            -        6,536
                                                            --------        ---------     --------    --------

(LOSS) BEFORE INCOME TAXES, DISCONTINUED
 OPERATIONS, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (2,530)         (1,360)      (8,682)     (31,888)
INCOME TAXES                                                     200               -            -      (10,491)
                                                             --------        --------     --------     --------
(LOSS) FROM CONTINUING OPERATIONS                             (2,730)         (1,360)      (8,682)     (21,397)
(LOSS) ON DISCONTINUED OPERATIONS, NET
  OF INCOME TAX BENEFIT                                            -               -       (3,140)      (2,721)
PROVISION FOR (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS                                           -               -      (12,087)           -
                                                             --------        --------     --------     --------
(LOSS) BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (2,730)         (1,360)     (23,909)     (24,118)
 EXTRAORDINARY ITEM - (LOSS) ON RETIREMENT OF DEBT              (590)              -            -            -
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            -          (4,344)           -            -
                                                             --------       ---------     --------    ---------
 NET (LOSS)                                                  ($3,320)       ($ 5,704)    ($23,909)    ($24,118)
                                                             ========       =========    =========    =========
 (LOSS) PER SHARE:
   Continuing Operations                                     ($  .09)       ($   .07)    ($   .57)    ($  1.44)
   Discontinued Operations                                         -               -     (   1.01)    (    .18)
                                                             --------       ---------    ---------    ---------
   (Loss) Before Extraordinary Item and Cumulative
     Effect of Accounting Change                             (   .09)       (    .07)    (   1.58)    (   1.62)
   Extraordinary Item                                        (   .02)              -            -            -
                                                             --------       ---------    ---------    ---------
                                                             (   .11)       (    .07)    (   1.58)    (   1.62)
   Cumulative Effect of Accounting Change                          -        (    .23)           -            -
                                                             --------       ---------    ---------    ---------
   Net (Loss)                                                ($  .11)       ($   .30)    ($  1.58)    ($  1.62)
                                                             ========       =========    =========    =========
 WEIGHTED AVERAGE SHARES OUTSTANDING                          29,414         19,051        15,153       14,906
                                                             ========      =========     =========    =========
 Pro Forma Amounts Assuming the New Accounting
  Method is Applied Retroactively:
    (Loss) Before Extraordinary Item                         ($2,730)       ($ 1,360)     ($23,142)   ($23,280)
    Net (Loss)                                               ( 3,320)       (  1,360)     ( 23,142)   ( 23,280)
    (Loss) Per Share:
     (Loss) Before Extraordinary Item                        ($  .09)       ($   .07)     ($  1.53)   ($  1.56)
     Net (Loss)                                              (   .11)       (    .07)     (   1.53)   (   1.56)



 See accompanying notes to consolidated financial statements.

                         WESTWOOD ONE, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In thousands)


                                               Common Stock          Class B Stock      Additional               Treasury Stock
                                               ------------          -------------        Paid-in   Accumulated  --------------
                                             Shares     Amount        Shares   Amount     Capital    (Deficit)    Shares  Amount
                                             ------     ------        ------  -------     -------    ---------    ------  ------
BALANCE AT NOVEMBER 30, 1991 ...............    14,594     $146        352        $4     $106,854     ($7,533)     53       $706
  Net loss for fiscal 1992 ...................       -        -          -         -            -     (24,118)      -          -
  Amortization of deferred compensation.......       -        -          -         -          281           -       -          -
  Issuance of treasury stock to 401-K plan....       -        -          -         -         (591)          -     (53)      (706)
  Issuance of common stock under
   stock option plans.........................       2        -          -         -            5           -       -          -
  Conversion of Senior Debentures to
   common stock...............................      25        -          -         -           88           -       -          -
  Common stock issued as compensation
   to an officer..............................      42        1          -         -           67           -       -          -
                                               -------     ----       -----    -----      -------      ------    ----       -----
BALANCE AT NOVEMBER 30, 1992 ...............    14,663      147         352        4      106,704     (31,651)      -          -
  Net loss for fiscal 1993....................       -        -           -        -            -     (23,909)      -          -
  Amortization of deferred compensation.......       -        -           -        -          281           -       -          -
  Issuance of common stock under
   stock option plans.........................     680        7           -        -        1,381           -       -          -
  Conversion of Senior Debentures to
   common stock ..............................     591        6           -        -        2,062           -       -          -
  Issuance of common stock to 401-K plan......      46        -           -        -          119           -       -          -
                                               -------     ----       -----    -----      -------      ------    ----       -----
BALANCE AT NOVEMBER 30, 1993 ...............    15,980      160         352        4      110,547     (55,560)      -          -
  Net loss for December 1993..................       -        -           -        -            -      (5,704)      -          -
  Issuance of common stock under
   stock option plans.........................     179        2           -        -          366           -       -          -
  Conversion of Senior Debentures to
   common stock ..............................   3,542       35           -        -       12,530           -       -          -
                                               -------     ----       -----    -----      -------      ------    ----       -----
BALANCE AT DECEMBER 31, 1993 ...............    19,701      197         352        4      123,443     (61,264)      -          -
  Net loss for 1994 ..........................       -        -           -        -            -      (3,320)      -          -
  Issuance of common stock and
   warrants...................................   5,000       50           -        -       15,933           -       -          -
  Issuance of common stock under
   stock option plans.........................     629        7           -        -        1,169           -       -          -
  Conversion of Senior Debentures to
   common stock ..............................   5,322       53           -        -       19,170           -       -          -
  Issuance of common stock to 401-K plan......       1        -           -        -           12           -       -          -
                                               -------     ----       -----    -----      -------      ------    ----       -----
BALANCE AT DECEMBER 31, 1994 ...............    30,653     $307         352       $4     $159,727    ($64,584)      -          -
                                               =======    =====       =====    =====      =======     =======    ====       =====




See accompanying notes to consolidated financial statements.

                                 WESTWOOD ONE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                                                         Year Ended
                                                                       Year Ended     Month Ended       November 30,
                                                                      December 31,    December 31,    --------------
                                                                          1994          1993          1993     1992
                                                                          ----          ----          ----     ----
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             ($3,320)      ($5,704)     ($23,909) ($24,118)
   Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
         Depreciation and amortization:
            Programming costs and rights                                  8,072           752         9,721    12,536
            Intangible assets                                             6,667           253         4,079     6,489
            Property and equipment                                        3,238           238         2,111     3,198
            Capitalized station affiliation agreements                        -             -         1,461     1,383
            Other                                                           183             -             -         -
         Extraordinary item - loss on retirement of debt                    590             -             -         -
         Cummulative effect of accounting change                              -         4,344             -         -
         Loss on disposal of discontinued operations                          -             -        12,087         -
         Equity in loss of unconsolidated subsidiary                          -             -             -       789
         Loss on sale of unconsolidated subsidary                             -             -             -     6,536
         Deferred income taxes                                                -             -             -   (11,622)
         Write-down and provision for loss on assets                          -             -             -     1,000
         Other, including capitalized programming costs and rights         (677)           11        (3,625)   (4,719)
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                  (19,191)        1,088        (2,239)    6,965
            Decrease (increase) in prepaid assets                          (377)         (197)          209     1,124
            Increase (decrease) in accounts payable, accrued liabilities
                and amounts payable to affiliates                         7,510           (95)       (2,189)    4,041
                                                                        --------       -------      --------   ------
   Net cash provided by (used for) operating activities before cash
      payments related to extraordinary item                              2,695           690        (2,294)    3,602
   Cash payments related to extraordinary item                             (250)            -             -         -
                                                                        --------       -------      --------   ------
            Net Cash Provided By (Used For) Operating Activities          2,445           690        (2,294)    3,602
                                                                        --------       -------      --------   ------
 CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of companies (Unistar in 1994)                          (108,181)          (72)       (1,217)   (1,878)
   Capital expenditures                                                  (1,487)         (296)       (2,270)   (1,192)
   Proceeds (cash payments) related to sales of discontinued operations    (576)         (229)       88,062         -
   Proceeds (cash payments) related to sale of unconsolidated subsidary       -             -        10,372    (1,680)
   Capitalized station affiliation agreements                                 -             -          (694)     (545)
   Proceeds related to sale of property and equipment                         -             -           853         -
   Other (principally deferred financing costs in 1994)                  (1,487)          (82)         (268)     (397)
                                                                        --------       -------      --------   -------
            Net Cash Provided By (Used For) Investing Activities       (111,731)         (679)       94,838    (5,692)
                                                                        --------       -------      --------   -------
            CASH PROVIDED (USED) BEFORE
               FINANCING ACTIVITIES                                    (109,286)           11        92,544    (2,090)
                                                                        --------       -------      --------   -------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Debt repayments                                                      (14,515)       (4,133)     (104,071)   (2,306)
   Borrowings under debt arrangements                                   110,000             -         7,000     9,288
   Issuance of common stock                                              16,126           368         1,507         -
   Issuance of subordinated debentures                                        -             -           433       853
                                                                        --------       -------      --------   -------

             NET CASH PROVIDED BY (USED FOR)
               FINANCING ACTIVITIES                                     111,611        (3,765)      (95,131)    7,835
                                                                        --------       -------      --------   -------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,325        (3,754)       (2,587)    5,745

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           114         3,868         6,455       710
                                                                        --------       -------     ---------   -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $2,439          $114        $3,868    $6,455
                                                                        ========       =======     =========   =======




 See accompanying notes to consolidated financial statements.

                                        WESTWOOD ONE, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements include the accounts of all wholly-owned subsidiaries.

Revenue Recognition
Revenue is recognized when commercial advertisements are broadcast.

Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets.

Programming Costs and Rights
The Company defers a portion of its costs for recorded library material and produced radio entertainment programs with a life of longer than a year. Recorded library material includes previously broadcast programs, live concert performances, interviews, news and special events. Programming costs and rights ("Production costs") are amortized using the straight line method over the period of expected benefit, not to exceed five years. The current portion of deferred production costs represents the portion to be amortized over the next twelve months.

Measurement of Intangible Asset Impairment
The Company periodically evaluates the carrying value of Intangible Assets. The Company considers the ability to generate positive broadcast cash flow (based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization) as the key factor in determining whether the assets have been impaired. To date, the Company has not experienced an impairment in any of its intangible assets.

Income Taxes
Effective December 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the use of the asset and liability method of financial accounting and reporting for income taxes. Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Earnings (Loss) per Share
Net income (loss) per share is based on the weighted average number of common shares and common equivalent shares (where inclusion of such equivalent shares would not be anti-dilutive) outstanding during the year.

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification
Financial statements for all prior periods have been reclassified to conform to the 1994 presentation.

NOTE 2 - Accounting Change:

Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements to expense these costs as incurred. The Company believes this method is preferable and conforms to the predominant current industry practice, including Unistar. Accordingly, the Company recognized the cumulative effect of the change as of December 1, 1993. The non-cash charge to earnings was an expense of $4,344, or $.23 per share and has been reflected in the financial statements for the month of December 1993.

NOTE 3 - Change in Fiscal Year:

In the third quarter of 1994, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1994. The accompanying financial statements include audited statements of operations, shareholders' equity and cash flows for the one month transition period ended December 31, 1993.

NOTE 4 - Acquisition of Unistar Radio Networks, Inc.:

On February 3, 1994, the Company completed the acquisition of all of the issued and outstanding capital stock of Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase. Accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition. Based on management's estimates, the purchase price has been allocated to the fair value of assets and liabilities acquired. The excess of cost over net assets of acquired company resulting from the transaction is being amortized over 40 years.

The pro forma unaudited combined condensed results of operations of the Company and Unistar for the years ended December 31, 1994 and November 30, 1993 (presented as though the combination had occurred on December 1, 1992 after giving effect to certain pro forma adjustments) are as follows:

                                                            December 31,    November 30,
                                                               1994            1993
                                                               ----            ----
            Net Revenues                                      $140,403         $141,687

            (Loss) from Continuing Operations                   (  809)          (4,301)

            (Loss) Per Share from Continuing Operations         ( $.03)         (  $.15)


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

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                                    December 31,   November 30,
                                                                      1994           1993
                                                                      ----           ----
          Land . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,378        $ 3,378
          Recording and studio equipment . . . . . . . . . . . .       15,813         15,433
          Buildings and leasehold improvements . . . . . . . . .        7,573          6,577
          Furniture and equipment  . . . . . . . . . . . . . . .        5,664          4,007
          Transportation equipment . . . . . . . . . . . . . . .          690            721
          Construction-in-progress . . . . . . . . . . . . . . .            -            180
                                                                      -------        -------
                                                                       33,118         30,296
          Less:  Accumulated depreciation and amortization . . .       16,370         14,312
                                                                      -------        -------
                   Property and equipment, net . . . . . . . . .      $16,748        $15,984
                                                                      =======        =======


NOTE 6 - Intangible Assets:

Intangible assets are summarized as follows at:

                                                                 December 31,   November 30,
                                                                     1994           1993
                                                                     ----           ----
         Goodwill, less accumulated amortization of $16,334
         (1994) and $12,127 (1993)  . . . . . . . . . . . . .     $153,205        $64,947
         Acquired station affiliation agreements, less
         accumulated amortization of $3,382 (1994)
         and $1,851 (1993) . . . . . . . . . . . . . . . . .        21,025          8,156
         Other intangible assets, less accumulated
         amortization of $4,543 (1994) and $3,958
         (1993)  . . . . . . . . . . . . . . . . . . . . . . .      17,057         17,642
                                                                  --------        -------
               Intangible assets, net  . . . . . . . . . . . .    $191,287        $90,745
                                                                  =========       =======

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at the date of acquisition.

Station affiliation agreements are comprised of values assigned to agreements acquired as part of the purchase of radio networks and are amortized using an accelerated method over 40 years. Intangible assets, except for acquired station affiliation agreements, are amortized on a straight-line basis over 40 years.

                                       WESTWOOD ONE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - Debt:

Long-term debt consists of the following at:


                                                                    December 31,   November 30,
                                                                        1994           1993
                                                                        ----           ----
       Term Loans  . . . . . . . . . . . . . . . . . . . . . . .      $105,000          -
       6 % Convertible Subordinated Debentures maturing 2011 . .        15,443        $15,443
       Term Notes  . . . . . . . . . . . . . . . . . . . . . . .             -          7,000
       9% Convertible Senior Subordinated Debentures maturing
       2002  . . . . . . . . . . . . . . . . . . . . . . . . . .             -         31,058
                                                                       -------        -------
                                                                       120,443         53,501
       Less current maturities . . . . . . . . . . . . . . . . .         5,000          1,558
                                                                       -------        -------
                                                                      $115,443        $51,943
                                                                      ========        =======

The Company's senior loan agreement with a syndicate of banks provides for $110,000 in term loans ("Term Loans") and a $15,000 revolving facility ("Revolver") which mature on November 30, 2001 (referred to collectively as "The Loans"). Interest is payable at the prime rate plus an applicable margin of up to 1.5% or LIBOR plus an applicable margin of up to 2.5%, at the Company's option. Based on the Company's Total Debt Ratio, the applicable margins may be reduced to as low as .5% for prime rate loans and 1.5% for LIBOR loans. At December 31, 1994, the applicable margins were 1.0% and 2.0%, respectively. Principal on the Term Loans is payable quarterly starting February 28, 1995, however in 1994, the Company prepaid the quarterly installments due on February 28, 1995 and May 31, 1995 resulting in a December 31, 1994 balance of $105,000. The Loans are secured by substantially all the Company's assets and contain covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a matter of policy, the Company does not engage in derivative trading, however as part of The Loans, the Company is required to enter into interest rate protection agreements. Accordingly, the Company has entered into two interest rate protection agreements under which the Company's interest rate on $50,000 of borrowings under The Loans will not exceed 8% (based on the current margin). The agreements are effective from July and August 1995 thru July and August 1996, with each covering $25,000 of borrowings. At
December 31, 1994, the Company did not have any borrowings outstanding under the Revolver.

The 6 3/4% Convertible Subordinated Debentures ("Debentures") are unsecured and subordinated in right of payment to senior indebtedness. Interest on the Debentures is payable semiannually on April 15 and October 15. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at the conversion price of $24.58 per share, subject to adjustment upon the occurrence of certain events.

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 1994, the Company repaid the Term Notes which were outstanding at the beginning of the year ($7,000). In addition, the 9% Convertible Senior Subordinated Debentures, which were outstanding on November 30, 1993, were converted into approximately 8,864,000 shares of common stock.

The aggregate maturities of long-term debt for the next five fiscal years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1994, are as follows:


                                                           Year
                                                           ----
                               1995  . . . . . . . .    $  5,000
                               1996  . . . . . . . .      15,000
                               1997  . . . . . . . .      15,000
                               1998  . . . . . . . .      20,000
                               1999  . . . . . . . .      20,000
                               Thereafter  . . . . .      45,443
                                                        --------
                                                        $120,443
                                                        ========

With the exception of the Company's Debentures, the fair value of short and long-term debt approximates its carrying value. The fair value of the Debentures at December 31, 1994 was approximately $10,350, based on its quoted market price.

NOTE 8 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

In connection with the Company's purchase of Unistar, the Company sold 5 million shares of common stock and a warrant to purchase up to an additional 3 million shares of common stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to a wholly-owned subsidiary of Infinity Broadcasting Corporation for $15,000.

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

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9 - Stock Options:

The Company has stock option plans established in 1989 which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. There are 4,800,000 shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 25% increments per year and expire within ten years from the date of grant. The 1989 Plan will remain in existence for 10 years or until otherwise terminated by the Board of Directors.



Information concerning options outstanding under the Plans is as follows for the year ended:



                                                             December 31,      November 30,
                                                                1994              1993
                                                                ----              ----
           Shares authorized under option plans at end
             of period . . . . . . . . . . . . . . . . .       4,800,000       2,800,000
           Exercisable at end of period  . . . . . . . .         608,750         734,750
             -at exercise prices per share . . . . . . .     $1.63-$5.38     $1.63-$9.13
           Exercised during the period . . . . . . . . .         629,000         679,500
             -at exercise prices per share . . . . . . .     $1.63-$3.00     $2.00-$2.75
           Granted during the period . . . . . . . . . .         630,000         745,000
             -at exercise prices per share . . . . . . .     $7.50-$9.75     $1.63-$5.38
           Canceled during the period  . . . . . . . . .          91,875         141,250
           Expired during the period . . . . . . . . . .          50,000         171,000
           Available for new stock options at end of
           period  . . . . . . . . . . . . . . . . . . .       1,632,125         170,250


As part of a Management Agreement between the Company and Infinity Broadcasting Corporation ("Infinity"), a subsidiary of Infinity was given warrants to acquire up to 1,500,000 shares of common stock at prices ranging between $3.00 and $5.00 per share, subject to adjustment, which are exercisable after the Company's common stock reaches certain market prices per share. At December 31, 1994, 500,000 warrants were exercisable at $3.00 per share.

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 1, 1986, the Chairman of the Board was granted options not covered by the Plans to acquire 525,000 shares of common stock, which vested ratably over a seven-year term or immediately upon a change in control of the Company. The options became exercisable at the fair market value of the common stock, as defined, on the date of vesting. At December 31, 1994, all the options granted are exercisable at exercise prices ranging from $1.67 to $16.31 per share.

NOTE 10 - Income Taxes:

Effective December 1, 1993, the Company changed its method of accounting for income taxes as required by FAS109. As permitted under the new rules, prior year financial statements have not been restated, and adoption of FAS109 did not affect reported earnings.

The Company has approximately $90,000 of available U.S. net operating loss carryforwards for tax purposes. Utilization of the carryforwards is dependent upon future taxable income and they begin to expire in 2002. As a result of the Company's prior and pending debt and equity transactions, some of the Federal net operating losses may be subject to certain limitations. For financial purposes, a valuation allowance of $27,781 has been recorded to offset the deferred tax assets related to those carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 follow:

                            Deferred tax liabilities:
                             Affiliation agreements . . . . . .    $ 9,143
                             Programming costs and rights . . .      2,186
                             Depreciation . . . . . . . . . . .      1,189
                             Other  . . . . . . . . . . . . . .        351
                                                                    ------
                              Total deferred tax liabilities  .     12,869
                            Deferred tax assets:
                             Net operating loss . . . . . . . .     32,650
                             Accrued liabilities and reserves .      6,953
                             Tax credits (AMT and ITC)  . . . .      1,047
                                                                    ------
                              Total deferred tax assets . . . .     40,650
                                                                    ------
                            Valuation allowance . . . . . . . .     27,781
                                                                    ------
                                     Total deferred income taxes   $   -
                                                                   =======

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The components of the provision (benefit) for income taxes related to continuing operations is summarized as follows:


                                                                 Year Ended
                                                      ---------------------------------
                                                      December 31,        November 30,
          Current payable:                                1994           1993      1992
                                                          ----           ----      ----
              Federal . . . . . . . . . . . . .       $     70          $    -   $     -
              State . . . . . . . . . . . . . .            130               -        26
                                                      --------          ------   --------
                                                           200               -        26
                                                      --------          ------   --------
          Deferred:
              Federal . . . . . . . . . . . . .              -               -    (9,520)
              State . . . . . . . . . . . . . .              -               -    (2,102)
                                                      --------          ------   --------
                                                             -               -   (11,622)
                                                      --------          ------   --------
             Total expense (benefit) for income
                taxes . . . . . . . . . . . . .            200               -   (11,596)
             Less amount allocated to discontinued
               operations   . . . . . . . . . .              -               -     1,105
                                                      --------          ------   --------
             Expense (benefit) allocated to
               continuing operations  . . . . .       $    200          $    -  $(10,491)
                                                      ========          =======  ========


The deferred tax benefits recorded for the year ended November 30, 1992, are attributable to the reversal of deferred taxes for timing differences, provided for in earlier years.

Note 11 - Related Party Transactions:

In connection with the acquisition of Unistar, the Company sold 5,000,000 shares of the Company's common stock and a warrant to purchase up to an additional 3,000,000 shares to a subsidiary of Infinity (See Note 8) and entered into a Management Agreement with Infinity. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $1,849 to Infinity in 1994.

In addition, several of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 1994 the Company incurred expenses aggregating approximately $12,159 for Infinity affiliations and programs.

NOTE 12 - Restructuring Costs:

As a result of the Company's February 1994 acquisition of Unistar, the Company consolidated certain facilities and operations. Accordingly, the Company recorded an expense of approximately $2,405 for the estimated restructuring charges, including the costs of facility consolidations, eliminating programs, employee separations, relocations and related costs.

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, certain digital audio transmission services and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1994, are set forth below:


                                                             Year
                                                             ----
                          1995  . . . . . . . . . . . . .  $21,389
                          1996  . . . . . . . . . . . . .   20,292
                          1997  . . . . . . . . . . . . .   14,725
                          1998  . . . . . . . . . . . . .   12,235
                          1999  . . . . . . . . . . . . .   10,258
                                                            ------
                                                           $78,899
                                                            ======

NOTE 14 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, including amounts from discontinued operations, and non-cash transactions is summarized as follows:


                                                                Year Ended
                                                     -----------------------------------
                                                                             November 30,
                                                     December 31,      -----------------------
                                                        1994               1993          1992
                                                        ----               ----          ----
       Cash paid (received) for:
          Interest . . . . . . . . . . . . .          $ 7,763           $16,580       $17,083
          Income taxes . . . . . . . . . . .              125                31          (176)
       Non-cash investing and financing activities:
          Conversion of Senior Debentures
            to common stock  . . . . . . . .           19,223             2,068            89
       Disposition of discontinued operations:
              Debt exchanged . . . . . . . .                -            19,724             -
              Accrued interest exchanged . .                -               198             -
              Accounts receivable exchanged                 -              (448)            -


For the one month ended December 31, 1993, $12,565 of Senior Debentures were converted to common stock.

                                      WESTWOOD ONE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15 - Discontinued Operations:

At the end of the Company's first fiscal quarter of 1993, the Company classified the results of operations from Radio & Records and its Los Angeles (KQLZ-FM) and New York (WYNY-FM) radio stations as discontinued operations. These three businesses collateralized the Company's 16% Debentures and Revolving Credit Facility with Westinghouse Electric Corporation ("WEC"). In June 1993 the Company completed the sales of its Los Angeles and New York radio stations, and used the net proceeds from the sales to retire the Company's 16% Debentures and reduce the outstanding balance of its Revolving Credit Facility. On November 1, 1993, WEC acquired the outstanding stock of Radio & Records and the net assets of Westwood One Stations Group for the outstanding balance of the Revolving Credit Facility, accrued interest and any other potential claims. Accordingly, the historical net loss of the Company's owned-and-operated radio stations and Radio & Records have been reported separately from continuing operations, and the prior periods have been restated (including an allocation of interest of $7,043 and $12,273 for fiscal 1993 and 1992 respectively).

The Company made a provision for the loss on the disposition of these assets including estimated future costs and operating results from March 1, 1993 until the date of disposition, of $12,087. Revenue from discontinued operations for fiscal 1993 and 1992 were $22,282 and $36,443, respectively.

NOTE 16 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1994 and November 30, 1993.



      (In thousands, except per share data)
                                                                          First       Second      Third       Fourth      For the
                                                                         Quarter     Quarter     Quarter     Quarter       Year
                                                                         -------     -------     -------     -------      -------
                  1994
                  ----
              Net revenues  . . . . . . . . . . . . . . . . . . . .      $26,052     $36,151     $36,491     $37,646     $136,340
              Operating income (loss) . . . . . . . . . . . . . . .       (5,622)      4,341       4,010       3,253        5,982
              Income (loss) before extraordinary item . . . . . . .       (7,416)      2,183       1,658         845       (2,730)
              Net income (loss) . . . . . . . . . . . . . . . . . .       (8,006)      2,183       1,658         845       (3,320)
              Income (loss) per share:
                Before extraordinary item . . . . . . . . . . . . .         (.29)       0.07        0.05        0.02        (0.09)
                Net income (loss)   . . . . . . . . . . . . . . . .      $  (.32)    $  0.07    $   0.05     $  0.02    $   (0.11)

                  1993
                  ----
              Net revenues  . . . . . . . . . . . . . . . . . . . .      $17,137     $21,207     $21,732     $23,938      $84,014
              Operating income (loss) . . . . . . . . . . . . . . .       (4,291)        319         973         808       (2,191)
              (Loss) from continuing operations . . . . . . . . . .       (6,072)     (1,303)       (580)       (727)      (8,682)
              Net (loss)  . . . . . . . . . . . . . . . . . . . . .       (9,212)     (1,303)     (9,080)     (4,314)     (23,909)
              (Loss) per share:
                From continuing operations  . . . . . . . . . . . .        (0.40)      (0.09)      (0.04)      (0.04)       (0.57)
                Net (loss)  . . . . . . . . . . . . . . . . . . . .      $ (0.61)    $ (0.09)    $ (0.60)    $ (0.28)     $ (1.58)



The following is a tabulation of the unaudited quarterly results of operations for each of the quarters for the fiscal year ended December 31, 1993. As a result of restating the quarterly periods, the effect of accounting change is presented as if the change was made as of the beginning of the year.


                                                                          First       Second      Third       Fourth      For the
                                                                         Quarter     Quarter     Quarter     Quarter       Year
                                                                         -------     -------     -------     -------      --------
              Net revenues  . . . . . . . . . . . . . . . . . . . .      $18,086     $22,023     $22,611     $22,183      $84,903
              Operating income (loss) . . . . . . . . . . . . . . .       (3,068)      1,378       1,040          62         (588)
              (Loss) from continuing operations . . . . . . . . . .       (4,885)       (227)       (494)     (1,348)      (6,954)
              (Loss) before cumulative effect of accounting change        (7,117)       (227)     (8,994)     (4,935)     (21,273)
              Income (loss) per share:
                From continuing operations  . . . . . . . . . . . .        (0.33)      (0.02)      (0.03)      (0.08)       (0.45)
                Before cumulative effect of accounting change . . .      $ (0.47)    $ (0.02)    $ (0.60)    $ (0.29)     $ (1.37)



                                          WESTWOOD ONE, INC.
                                              SCHEDULE IX
                                  CONSOLIDATED SHORT-TERM BORROWINGS
                                              (In thousands)



                                                           MAXIMUM           AVERAGE          WEIGHTED
                                                            AMOUNT           AMOUNT            AVERAGE
CATEGORY OF                                    WEIGHTED       OUT-             OUT-            INTEREST
AGGREGATE                     BALANCE AT        AVERAGE    STANDING         STANDING             RATE
SHORT-TERM                      END OF         INTEREST    DURING THE      DURING THE         DURING THE
BORROWINGS                      PERIOD           RATE        PERIOD          PERIOD             PERIOD
- - -----------                   ----------       --------    ----------      ----------         ----------

Year ended
December 31, 1994:

  Note payable                $     -               -       $2,657           $   139              8.4%


Year ended
November 30, 1993:

  Note payable                  6,448             8.3%       7,248             4,399              8.2


Year ended
November 30, 1992:


  Note payable                  6,800               8        6,800             3,948              7.5




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