Form 10-Q
period 1995-03-31
WESTWOOD ONE INC /DE/
filed 1995-05-08
CIK 771950

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995            Commission File Number
                                                      0-13020

                          WESTWOOD ONE, INC.
                          __________________
        (Exact name of registrant as specified in its charter)



            DELAWARE                                  95-3980449
_______________________________                    ___________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



         9540 WASHINGTON BLVD., CULVER CITY, CALIFORNIA 90232
         _____________________________________________________
        (Address of principal executive offices and zip code)


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

                        Yes     X           No
                               ___               ___

As of April 18, 1995 31,111,402 shares of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                          WESTWOOD ONE, INC.

                                INDEX



PART I.  FINANCIAL INFORMATION:                       Page No.
                                                      ________


              Consolidated Balance Sheets                   3

              Consolidated Statements of Income             4

              Consolidated Statements of Cash Flows         5

              Notes to Consolidated Financial Statements    6

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    7





PART II. OTHER INFORMATION                                  9

         SIGNATURES                                        10


                                                    WESTWOOD ONE, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share amounts)


                                                                               March 31,    December 31,
                                                                                 1995          1994
                                                                               _________    ___________
         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 10,015      $ 2,439
  Accounts receivable, net of allowance for doubtful accounts                    28,815       37,631
  Other current assets                                                            5,981        6,087
                                                                               _________    _________
        Total Current Assets                                                     44,811       46,157
PROPERTY AND EQUIPMENT, NET                                                      16,223       16,748
INTANGIBLE ASSETS, NET                                                          189,570      191,287
OTHER ASSETS                                                                      5,341        5,920
                                                                               _________    _________
        TOTAL ASSETS                                                           $255,945     $260,112
                                                                               =========    =========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 20,100      $ 18,750
  Accrued expenses and other liabilities                                         13,833        14,722
  Current maturities of long-term debt                                            6,250         5,000
                                                                               _________     _________
        Total Current Liabilities                                                40,183        38,472
LONG-TERM DEBT                                                                  111,693       115,443
OTHER LIABILITIES                                                                10,208        10,743
                                                                               _________     _________
        TOTAL LIABILITIES                                                       162,084       164,658
                                                                               _________     _________
COMMITMENTS AND CONTINGENCIES                                                         -             -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -             -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
   issued and outstanding, 31,052,652 (1995) and 30,652,652 (1994)                  311           307
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
   issued and outstanding, 351,733 (1995 and 1994)                                    4             4
  Additional paid-in capital                                                    160,622       159,727
  Accumulated deficit                                                           (67,076)      (64,584)
                                                                               _________     _________
        TOTAL SHAREHOLDERS' EQUITY                                               93,861        95,454
                                                                               _________     _________
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $255,945      $260,112
                                                                               =========     =========

         See accompanying notes to consolidated financial statements.

                              WESTWOOD ONE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                   Three Months Ended
                                                         March 31,
                                                   ___________________
                                                   1995          1994
                                                   ____          ____

GROSS REVENUES                                    $36,603      $30,414
  Less Agency Commissions                           5,182        4,362
                                                  ________     ________
NET REVENUES                                       31,421       26,052
                                                  ________     ________
Operating Costs and Expenses Excluding
  Depreciation and Amortization                    26,931       23,803
Depreciation and Amortization                       3,227        4,232
Corporate General and Administrative Expenses       1,218        1,234
Restructuring Costs                                     -        2,405
                                                  ________     ________
                                                   31,376       31,674
                                                  ________     ________
OPERATING INCOME (LOSS)                                45       (5,622)
Interest Expense                                    2,637        1,846
Other Income                                         (100)         (52)
                                                  ________     ________
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                               (2,492)      (7,416)
INCOME TAXES                                            -            -
                                                  ________     ________
LOSS BEFORE EXTRAORDINARY ITEM                     (2,492)      (7,416)
EXTRAORDINARY ITEM - LOSS ON RETIREMENT OF DEBT         -         (590)
                                                  ________     ________

NET LOSS                                          ($2,492)     ($8,006)
                                                  ========     ========
LOSS PER SHARE:
  Loss Before Extraordinary Item                  ($  .08)     ($  .29)
  Extraordinary Item                                    -      (   .03)
                                                  ________     ________
     Net Loss                                     ($  .08)     ($  .32)
                                                  ========     ========





       See accompanying notes to consolidated financial statements.

                              WESTWOOD ONE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                           Three Months Ended
                                                                                March 31,
                                                                           ____________________
                                                                           1995           1994
                                                                           ____           ____
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                                  ($2,492)     ($8,006)
 Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
  Depreciation and amortization                                              3,227        4,232
   Extraordinary item - loss on retirement of debt                              -           590
   Other                                                                       (21)         251
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                               8,816       (4,413)
    Increase in prepaid assets                                                (119)        (169)
    Increase in accounts payable and accrued liabilities                       127        4,686
                                                                           ________     ________
Net cash from (used by) operating activities before cash payments
 related to extraordinary item                                               9,538       (2,829)
Cash payments related to extraordinary item                                     -          (250)
                                                                           ________     ________
      Net Cash Provided By (Used For) Operating Activities                   9,538       (3,079)
                                                                           ________     ________
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of companies (Unistar in 1994)                                   (195)     (105,355)
 Capital expenditures                                                         (184)         (155)
 Cash payments related to disposition of discontinued operations                (6)         (268)
 Other (principally deferred financing costs in 1994)                           24        (1,835)
                                                                           ________     _________
      Net Cash Used For Investing Activities                                  (361)     (107,613)
                                                                           ________     _________
      CASH PROVIDED (USED) BEFORE
       FINANCING ACTIVITIES                                                  9,177      (110,692)
                                                                           ________     _________
CASH FLOW FROM FINANCING ACTIVITIES:
 Debt repayments                                                            (2,500)       (9,515)
 Borrowings under debt arrangements                                             -        110,000
 Issuance of common stock                                                      899        14,982
                                                                           ________     _________
      NET CASH FROM (USED IN) FINANCING ACTIVITIES                          (1,601)      115,467
                                                                           ________     _________
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    7,576         4,775

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD2,                             439           114
                                                                           ________     _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $10,015        $4,889
                                                                           ========     =========


         See accompanying notes to consolidated financial statements.

                          WESTWOOD ONE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              __________________________________________
                (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
______________________________

    The accompanying consolidated balance sheet as of March 31, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of management include adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    These financial statements should be read in conjunction with the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Earnings Per Share:
___________________________

    Net loss per share is computed based upon the weighted average number of shares outstanding of 31,187 and 25,271 for the three month periods ended March 31, 1995 and 1994, respectively.

NOTE 3 - Revolving Credit Facilities and Long-Term Debt:
_______________________________________________________

    In addition to its long-term debt, the Company has a $15,000 secured revolving credit facility ("Revolver"). At March 31, 1995, the Company did not have any borrowings outstanding under the Revolver.

    In April 1995, the Company amended its senior loan agreement with a syndicate of banks to allow for the prepayment of principal payments due August 31, 1996 and prior and to permit the company to repurchase up to $15 million of its common stock prior to December 31, 1996. On April 21, 1995, the Company prepaid $6,250 of its Term Loans, resulting in an outstanding balance of $96,250. Accordingly, the next scheduled principal payment on the Term Loans will be due on May 31, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            _____________________________________________
               (In thousands, except per share amounts)

    On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1994
_________________________________________

    Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 21% to $31,421 in the first quarter of 1995 from $26,052 in the comparable prior year quarter. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

    Operating costs and expenses excluding depreciation and amortization increased 13% to $26,931 in the first fiscal quarter of 1994 from $23,803 in the first quarter of 1994. The increase was primarily attributable to the purchase of Unistar and higher programming expenses.

    Depreciation and amortization decreased 24% to $3,227 in the first quarter of 1995 from $4,232 in the first quarter of 1994. The decrease is principally attributable to lower amortization of programming costs and rights, partially offset by higher depreciation and amortization resulting from the purchase of Unistar in February 1994.

    In the first quarter of 1994, the Company accrued restructuring costs of approximately $2,405 as a result of the purchase of Unistar, principally relating to consolidations of certain facilities and operations.

    The Company had operating income of $45 in the first quarter of 1995 as compared to an operating loss of $5,622 in the first quarter of 1994, an improvement of $5,667. The improvement is principally attributable to the non-recurrence of the 1994 restructuring costs, lower depreciation and amortization and operating synergies resulting from the acquisition of Unistar in 1994's first quarter.

    Interest expense increased 43% to $2,637 in the first quarter of 1995 from $1,846 in 1994. The increase is principally attributable to higher debt levels as a result of the purchase of Unistar and higher interest rates in 1995, partially offset by lower interest expense associated with the 1994 conversion of Senior Debentures to Common Stock.

    Other income, principally interest income, increased $48 to $100 in the first quarter of 1995 from $52 in 1994. The increase is attributable to investing higher cash balances in the first quarter of 1995.

    Loss before extraordinary item decreased $4,924, or 66%, to $2,492 ($.08 per share) in the first quarter of 1995 from $7,416 ($.29 per share) in the first quarter of 1994. The weighted average number of shares outstanding increased 23% to 31,187 in the first quarter of 1995 from 25,271 in 1994. The increase in weighted average shares was principally due to the sale of 5,000 shares of Common Stock to a subsidiary of Infinity Broadcasting Corporation ("Infinity") and the partial conversion of Senior Debentures to Common Stock.

    In connection with the refinancing of its senior debt facility in the first quarter of 1994, the Company recorded an extraordinary loss of $590 ($.03 per share).

    The net loss in the first quarter of 1995 was $2,492, or $.08 per share. The first quarter 1994 net loss was $8,006, or $.32 per share.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

    At March 31, 1995, the Company's cash and cash equivalents were $10,015, an increase of $7,576 from December 31, 1994. In addition, the Company had available borrowings under its Revolver of $15,000.

    For the three months ended March 31, 1995 versus the comparable prior year, net cash from operating activities increased $12,617, principally as a result of lower working capital requirements, including receivables. The Company prepaid $2,500 of Term Loans in the first quarter of 1995.

    In April 1995, the Company prepaid $6,250 of Term Loans, thereby reducing its outstanding balance to $96,250. As a result of the prepayment, the Company's next scheduled principal payment of its Term Loans will be due on May 31, 1996.

    Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                            PART II OTHER INFORMATION




Items 1 through 5
_________________

    These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
_________________________________________

    (a)  Exhibits
         ________

         27. Financial Data Schedule.

    (b)  Reports on Form 8-K
         ___________________

         There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                              SIGNATURES
                              __________




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WESTWOOD ONE, INC.



                                       By: /s/ FARID SULEMAN
                                           ________________________
                                            FARID SULEMAN
                                            Chief Financial Officer






                                       Dated: May 5, 1995