Form 10-Q
period 1995-06-30
WESTWOOD ONE INC /DE/
filed 1995-08-08
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934








For Quarter Ended June 30, 1995                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                                 95-3980449
-------------------------------                                ----------------
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

                                            Yes     X                  No
                                                  ----                    ----
As of July 28, 1995, 31,057,402 shares of Common Stock, excluding 226,500 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.
                               ------------------
                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION:                                    Page No.
                                                                   --------

         Consolidated Balance Sheets                                   3

         Consolidated Statements of Operations                         4

         Consolidated Statements of Cash Flows                         5

         Notes to Consolidated Financial Statements                    6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    7





PART II. OTHER INFORMATION                                            10

         SIGNATURES                                                   11

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                                       June 30,         December 31,
                                                                                                         1995               1994
                                                                                                       --------         ------------

               ASSETS
               ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $   1,547             $   2,439
  Accounts receivable, net of allowance for doubtful accounts                                          34,009                37,631
  Other current assets                                                                                  5,943                 6,087
                                                                                                    ----------            ---------
         Total Current Assets                                                                          41,499                46,157
PROPERTY AND EQUIPMENT, NET                                                                            15,772                16,748
INTANGIBLE ASSETS, NET                                                                                187,847               191,287
OTHER ASSETS                                                                                            4,410                 5,920
                                                                                                    ----------            ---------
           TOTAL ASSETS                                                                             $ 249,528             $ 260,112
                                                                                                    ==========            =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                  $  15,207             $  18,750
  Accrued expenses and other liabilities                                                               15,841                14,722
  Current maturities of long-term debt                                                                  3,750                 5,000
                                                                                                     ---------             ---------
         Total Current Liabilities                                                                     34,798                38,472
LONG-TERM DEBT                                                                                        107,943               115,443
OTHER LIABILITIES                                                                                       9,666                10,743
                                                                                                     ---------             ---------
           TOTAL LIABILITIES                                                                          152,407               164,658
                                                                                                     ---------             ---------
COMMITMENTS AND CONTINGENCIES                                                                               -                     -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                           -                     -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,206,402 (1995) and 30,652,652 (1994)                                       312                   307
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1995 and 1994)                                                         4                     4
  Additional paid-in capital                                                                          161,093               159,727
  Accumulated deficit                                                                                 (62,841)              (64,584)
                                                                                                     ---------             ---------
                                                                                                       98,568                95,454
  Less treasury stock, at cost; 101,500 shares (1995)                                                  (1,447)                    -
                                                                                                     ---------             ---------
           TOTAL SHAREHOLDERS' EQUITY                                                                  97,121                95,454
                                                                                                    ----------             ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 249,528             $ 260,112
                                                                                                    ==========            ==========



          See accompanying notes to consolidated financial statements.


                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                      -------------------          --------------------
                                                                      1995           1994          1995           1994
                                                                      ----           ----          ----           ----

GROSS REVENUES                                                     $ 43,748       $ 42,136       $ 80,351       $ 72,550
Less Agency Commissions                                               6,190          5,985         11,372         10,347
                                                                   ---------      ---------      ---------      ---------
NET REVENUES                                                         37,558         36,151         68,979         62,203
                                                                   ---------      ---------      ---------      ---------
Operating Costs and Expenses Excluding
Depreciation and Amortization                                        25,779         25,942         52,710         49,745
Depreciation and Amortization                                         3,524          4,728          6,751          8,960
Corporate General and Administrative Expenses                         1,517          1,140          2,735          2,374
Restructuring Costs                                                       -              -              -          2,405
                                                                   ---------      ---------      ---------      ---------
                                                                     30,820         31,810         62,196         63,484
                                                                   ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS)                                               6,738          4,341          6,783         (1,281)
Interest Expense                                                      2,430          2,266          5,067          4,112
Other Income                                                           (114)          (108)          (214)          (160)
                                                                   ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                                    4,422          2,183          1,930         (5,233)
INCOME TAXES                                                            187              -            187              -
                                                                   ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               4,235          2,183          1,743         (5,233)
EXTRAORDINARY ITEM - LOSS ON RETIREMENT OF DEBT                           -              -              -           (590)
                                                                   ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                  $  4,235       $  2,183       $  1,743       ($ 5,823)
                                                                   =========      =========      =========      =========


INCOME (LOSS) PER SHARE:
Income (Loss) Before Extraordinary Item                            $    .12       $    .07       $    .05       ($   .19)
Extraordinary Item                                                        -              -              -       (    .02)
                                                                   ---------      ---------      ---------       --------
Net Income (Loss)                                                  $    .12       $    .07       $    .05       ($   .21)
                                                                   =========      =========      =========       ========











          See accompanying notes to consolidated financial statements.


                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                             Six Months Ended
                                                                                                                   June 30,
                                                                                                        --------------------------
                                                                                                        1995                  1994
                                                                                                        ----                  ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                                         $   1,743              ($  5,823)
  Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
        Depreciation and amortization                                                                  6,751                  8,960
        Extraordinary item - loss on retirement of debt                                                    -                    590
        Other                                                                                            (80)                  (149)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                                  3,622                (11,615)
           Increase in prepaid assets                                                                   (334)                  (645)
           Increase (decrease) in accounts payable and accrued liabilities                            (3,088)                 2,600
                                                                                                    ---------             ---------
  Net cash from (used by) operating activities before cash payments
     related to extraordinary item                                                                     8,614                 (6,082)
  Cash payments related to extraordinary item                                                              -                   (250)
                                                                                                    ---------             ---------
           Net Cash Provided By (Used For) Operating Activities                                        8,614                 (6,332)
                                                                                                    ---------             ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Unistar in 1994)                                                            (378)              (106,018)
  Capital expenditures                                                                                  (275)                  (458)
  Cash payments related to disposition of discontinued operations                                        (35)                  (460)
  Other (principally deferred financing costs in 1994)                                                     8                 (1,490)
                                                                                                    ---------             ---------
           Net Cash Used For Investing Activities                                                       (680)              (108,426)
                                                                                                    ---------             ---------
           CASH PROVIDED (USED) BEFORE
              FINANCING ACTIVITIES                                                                     7,934               (114,758)
                                                                                                    ---------             ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                                     (8,750)                (9,515)
  Borrowings under debt arrangements                                                                       -                110,000
  Issuance of common stock                                                                             1,371                 15,715
  Repurchase of common stock                                                                          (1,447)                     -
                                                                                                   ----------             ---------
           NET CASH FROM (USED IN) FINANCING ACTIVITIES                                               (8,826)               116,200
                                                                                                   ----------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (892)                 1,442

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       2,439                    114
                                                                                                   ----------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $   1,547              $   1,556
                                                                                                   ==========             =========

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
------------------------------

         The accompanying consolidated balance sheet as of June 30, 1995, the consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited, but in the opinion of management include adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Earnings Per Share:
----------------------------

         Net income (loss) per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 35,426 and 33,289 for the three month periods ended June 30, 1995 and 1994, respectively and 35,124 and 27,914 for the six month periods ended June 30, 1995 and 1994, respectively.

NOTE 3 - Revolving Credit Facilities and Long-Term Debit:
---------------------------------------------------------

         In addition to its long-term debt, the Company has a $15,000 secured revolving credit facility ("Revolver"). At June 30, 1995, the Company did not have any borrowing outstanding under the Revolver.

NOTE 4 - Repurchase of Common Stock:
------------------------------------

     In the second quarter of 1995, the Company amended its senior loan agreement with a syndicate of banks to permit the Company to repurchase up to $15,000 of its Common Stock prior to December 31, 1996. On June 9, 1995, the Company was authorized to repurchase shares of its Common Stock for an aggregate purchase price not to exceed $15,000. Through June 30, 1995, the Company repurchased 101 shares at a cost of $1,447. The Company repurchased an additional 125 shares at a cost of $1,624 in July 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                    (In thousands, except per share amounts)

         On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED
  WITH THREE MONTHS ENDED JUNE 30, 1994
-----------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $1,407, or 4%, to $37,558 in the second quarter of 1995 from $36,151 in the comparable prior year quarter. The increase in net revenue was primarily a result of increasing commercial inventory rates and adding syndicated programs.

         Operating costs and expenses excluding depreciation and amortization decreased $163 to $25,779 in the second quarter of 1995 from $25,942 in the second quarter of 1994. The decrease was primarily attributable to expense reductions, partially offset by additional costs related to new program offerings.

         Depreciation and amortization decreased 25% to $3,524 in the second quarter of 1995 from $4,728 in the second quarter of 1994. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances.

         Corporate general and administrative expenses increased 29% to $1,517 in 1995 from $1,140 in 1994. The increase is primarily attributable to higher compensation expense.

          Interest expense increased 7% to $2,430 in the second quarter of 1995 from $2,266 in the second quarter of 1994. The increase is attributable to higher interest rates on the Company's borrowings, partially offset by lower debt levels resulting from the prepayment of Term Loans.

         Net income in the second quarter increased 94% to $4,235, or $.12 per share, in 1995 from $2,183, or $.07 per share, in 1994. The weighted average number of shares outstanding (including common stock equivalents) increased 6% to 35,426 in the second quarter of 1995 from 33,289 in the comparable 1994 quarter.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED
  WITH SIX MONTHS ENDED JUNE 30, 1994
---------------------------------------

         Net revenue for the first half of fiscal 1995 increased 11% to $68,979 in 1995 from $62,203 in the first half of 1994. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

         Operating costs and expenses increased 6% to $52,710 in the first half of 1995 from $49,745 in the comparable 1994 period. The increase was primarily attributable to the purchase of Unistar.

         Depreciation and amortization decreased 25% to $6,751 in the first half of 1995 from $8,960 in the first half of 1994. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances, partially offset by higher depreciation and amortization resulting from the purchase of Unistar in February 1994.

         Corporate general and administrative expenses increased 15%, to $2,735 in the first half of 1995 from $2,374 in 1994's first half. The increase is attributable to higher compensation expense and the Infinity Management Agreement, which went into effect in February 1994, partially offset by across-the-board expense reductions.

         As  a  result  of  the  purchase  of  Unistar,   the  Company   accrued
restructuring costs of approximately $2,405 in the first quarter of 1994 principally relating to consolidations of certain facilities and operations.

         Interest expense increased 23% to $5,067 in the first half of 1995 as compared to $4,112 in the first half of 1994. The increase is principally attributable to higher debt levels as a result of the acquisition of Unistar and higher interest rates.

         Income before extraordinary item was $1,743, or $.05 per share, in the first half of 1995 as compared to a loss before extraordinary item of $5,233, or $.19 per share, in the first half of 1994, an improvement of $6,976.

         In connection with the refinancing of its senior debt facility, the Company in the first quarter of 1994 recorded an extraordinary loss of $590 ($.02 per share).

         Net income was $1,743 ($.05 per share) in the first half of 1995 as compared to a net loss of $5,823 ($.21 per share) in the comparable 1994 period. The weighted average number of shares outstanding increased 26% to 35,124 in 1995 from 27,914 in 1994. Due to net income in the first half of 1995, the weighted average number of shares for 1995 includes common stocks equivalents.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


         At June 30, 1995, the Company's cash and cash equivalents were $1,547, a decrease of $892 from December 31, 1994.

         For the six months ended June 30, 1995 net cash from operating activities was $8,614 as compared to a net use of cash for operating activities of $6,332 in 1994. The improvement is principally attributable to improved operating results and lower working capital requirements.

         On June 9, 1995, the Board of Directors authorized the Company to repurchase up to $15,000 of its Common Stock through December 31, 1996. The Company has used its excess cash to prepay its Term Loans and to repurchase its Common Stock. In the first half of 1995, the Company prepaid $8,750 of Term Loans and repurchased 101 shares of its Common Stock at a cost of $1,447.

         In July 1995, the Company prepaid $3,750 of Term Loans and repurchased an additional 125 shares of Common Stock at a cost of $1,624. As a result, the outstanding balance of the Company's Term Loans was reduced to $92,500.

         Management believes that the Company's cash, available borrowings and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                           PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company was held on June 13,1995.

         (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B stock voted together on all matters except for the election of Joseph B. Smith as Class I director, for which holders of Common Stock voted alone):

                  1)  Election of Class I Directors:

                      Norman J. Pattiz   Mel Karmazin    Joseph B. Smith
                      ----------------   ------------    ---------------
          FOR            42,741,345       42,775,086        25,218,589

          WITHHELD          307,277          273,536           243,683


                  2) Ratification of the selection of Price Waterhouse LLP as the independent accountants of the Company for fiscal 1995.

          FOR            43,028,321

          AGAINST             5,191

          ABSTAIN            15,110

Item 5
------
            Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------
            (a)  Exhibits
                 --------
                  27. Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 There were no reports on Form 8-K filed for the three months ended June 30, 1995.







                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WESTWOOD ONE, INC.




                                    By:--------------------------
                                         FARID SULEMAN
                                         Chief Financial Officer





                                          Dated: August 8, 1995