Form 10-Q
period 1995-09-30
WESTWOOD ONE INC /DE/
filed 1995-11-08
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            95-3980449
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


As of November 1, 1995, 31,089,527 shares of Common Stock, excluding 392,500 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                    September 30,       December 31,
                                                                                                         1995                1994
                                                                                                    -------------       ------------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $   4,558             $   2,439
  Accounts receivable, net of allowance for doubtful accounts                                          33,918                37,631
  Other current assets                                                                                  6,676                 6,087
                                                                                                    ---------             ---------
         Total Current Assets                                                                          45,152                46,157
PROPERTY AND EQUIPMENT, NET                                                                            15,705                16,748
INTANGIBLE ASSETS, NET                                                                                186,137               191,287
OTHER ASSETS                                                                                            3,264                 5,920
                                                                                                    ---------             ---------
           TOTAL ASSETS                                                                             $ 250,258             $ 260,112
                                                                                                    =========             =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                  $  15,263             $  18,750
  Accrued expenses and other liabilities                                                               17,854                14,722
  Current maturities of long-term debt                                                                  3,750                 5,000
                                                                                                    ---------             ---------
         Total Current Liabilities                                                                     36,867                38,472
LONG-TERM DEBT                                                                                        104,193               115,443
OTHER LIABILITIES                                                                                       8,827                10,743
                                                                                                    ---------             ---------
           TOTAL LIABILITIES                                                                          149,887               164,658
                                                                                                    ---------             ---------
COMMITMENTS AND CONTINGENCIES                                                                            -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                        -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,482,027 (1995) and 30,652,652 (1994)                                       315                   307
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1995 and 1994)                                                         4                     4
  Additional paid-in capital                                                                          163,124               159,727
  Accumulated deficit                                                                                 (58,742)              (64,584)
                                                                                                    ---------             ---------
                                                                                                      104,701                95,454
  Less treasury stock, at cost; 301,500 shares (1995)                                                  (4,330)                  -
                                                                                                    ---------             ---------
           TOTAL SHAREHOLDERS' EQUITY                                                                 100,371                95,454
                                                                                                    ---------             ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 250,258             $ 260,112
                                                                                                    =========             =========



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                      -------------------           --------------------
                                                                      1995           1994           1995            1994
                                                                      ----           ----           ----            ----

GROSS REVENUES                                                   $  44,547       $  42,450        $124,898        $115,000
  Less Agency Commissions                                            6,242           5,959          17,614          16,306
                                                                    -------         -------        --------        --------
NET REVENUES                                                        38,305          36,491         107,284          98,694
                                                                    -------         -------        --------        --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                     26,959          26,787          79,669          76,532
Depreciation and Amortization                                        3,502           4,637          10,253          13,597
Corporate General and Administrative Expenses                        1,393           1,057           4,128           3,431
Restructuring Costs                                                     --              --              --           2,405
                                                                    -------         -------         -------        --------
                                                                    31,854          32,481          94,050          95,965
                                                                    -------         -------         -------        --------
OPERATING INCOME (LOSS)                                              6,451           4,010          13,234           2,729
Interest Expense                                                     2,251           2,422           7,318           6,534
Other Income                                                           (69)            (70)           (283)           (230)
                                                                    -------         -------         -------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                 4,269           1,658           6,199          (3,575)
INCOME TAXES                                                           170              --             357              --
                                                                    -------         -------         -------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              4,099           1,658           5,842          (3,575)
EXTRAORDINARY ITEM - LOSS ON RETIREMENT OF DEBT                         --              --              --            (590)
                                                                    -------         -------         -------        --------

NET INCOME (LOSS)                                                $   4,099       $   1,658       $   5,842       ($  4,165)
                                                                    =======         =======         =======       =========


INCOME (LOSS) PER SHARE:
   Income (Loss) Before Extraordinary Item                       $     .12       $     .05       $     .17        ($   .12)
   Extraordinary Item                                                   --              --              --        (    .02)
                                                                    -------         -------         -------        --------
     Net Income (Loss)                                           $     .12       $     .05       $     .17        ($   .14)
                                                                    =======         =======         ========       ========











          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                               -----------------
                                                                                                               1995         1994
                                                                                                               ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                       $   5,842       ($  4,165)
  Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
        Depreciation and amortization                                                                        10,252          13,597
        Extraordinary item - loss on retirement of debt                                                           -             590
        Other                                                                                                  (156)           (427)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                                         3,713         (13,180)
           Increase in prepaid assets                                                                        (1,047)           (790)
           Increase (decrease) in accounts payable and accrured liabilities                                  (1,560)          4,253
                                                                                                             -------        --------
  Net cash from (used by) operating activities before cash payments
     related to extraordinary item                                                                           17,044            (122)
  Cash payments related to extraordinary item                                                                     -            (250)
                                                                                                             -------        --------
           Net Cash Provided By (Used For) Operating Activities                                              17,044            (372)
                                                                                                             -------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Unistar in 1994)                                                                   (646)       (106,976)
  Capital expenditures                                                                                         (748)           (990)
  Cash payments related to disposition of discontinued operations                                               (65)           (563)
  Other (principally deferred financing costs in 1994)                                                          (41)         (1,405)
                                                                                                             -------       ---------
           Net Cash Used For Investing Activities                                                            (1,500)       (109,934)
                                                                                                             -------       ---------
           CASH PROVIDED (USED) BEFORE
              FINANCING ACTIVITIES                                                                           15,544        (110,306)
                                                                                                             -------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                                           (12,500)        (14,515)
  Borrowings under debt arrangements                                                                              -         110,000
  Issuance of common stock                                                                                    3,405          15,991
  Repurchase of common stock                                                                                 (4,330)              -
                                                                                                             -------       ---------
           NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                     (13,425)        111,476
                                                                                                            --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          2,119           1,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                              2,439             114
                                                                                                            --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                $   4,558       $   1,284
                                                                                                            =======         =======

          See accompanying notes to consolidated financial statements.


                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION:

        The accompanying consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited, but in the opinion of management include adjustments (consisting of normal recurring adjustments), necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        These financial statements should be read in conjunction with the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE:

        Net income (loss) per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 35,643 and 34,226 for the three month periods ended September 30, 1995 and 1994, respectively and 34,036 and 28,889 for the nine month periods ended September 30, 1995 and 1994, respectively.

NOTE 3 - REVOLVING CREDIT FACILITIES AND LONG-TERM DEBIT:

        In addition to its long-term debt, the Company has a $15,000 secured revolving credit facility ("Revolver"). At September 30, 1995, the Company did not have any borrowing outstanding under the Revolver.


NOTE 4 - REPURCHASE OF COMMON STOCK:

        In the second quarter of 1995, the Company amended its senior loan agreement with a syndicate of banks to permit the Company to repurchase up to $15,000 of its Common Stock prior to December 31, 1996. On June 9, 1995, the Company was authorized to repurchase shares of its Common Stock for an aggregate purchase price not to exceed $15,000. Through September 30, 1995, the Company repurchased 301 shares at a cost of $4,330. The Company repurchased an additional 91 shares at a cost of $1,468 in October 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 1995 COMPARED
  WITH THREE MONTHS ENDED SEPTEMBER  30, 1994

        Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $1,814, or 5% to $38,305 in the third quarter of 1995 from $36,491 in the comparable prior year quarter. The increase in net revenue was primarily a result of increased program offerings as well as higher rates offset in part by the absence of revenues from certain unprofitable programs that were discontinued in 1994.

        Operating costs and expenses excluding depreciation and amortization increased $172 to $26,959 in the third quarter of 1995 from $26,787 in the third quarter of 1994. The increase was primarily attributable to additional costs related to new program offerings and higher sales costs, partially offset by lower affiliate compensation expenses.

        Depreciation and amortization decreased 24% to $3,502 in the third quarter of 1995 from $4,637 in the third quarter of 1994. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances.

        Corporate general and administrative expenses increased 32% to $1,393 in 1995 from $1,057 in 1994. The increase is primarily attributable to higher compensation expense.

        Interest expense decreased 7% to $2,251 in the third quarter of 1995 from $2,422 in the third quarter of 1994. The decrease is attributable to lower debt levels resulting from the prepayment of Term Loans.

        Net income in the third quarter increased 147% to $4,099, or $.12 per share, in 1995 from $1,658, or $ .05 per share, in 1994. The weighted average number of shares outstanding (including common stock equivalents) increased 4% to 35,643 in the third quarter of 1995 from 34,226 in the comparable 1994 quarter.



NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED
  WITH NINE MONTHS ENDED SEPTEMBER  30, 1994

        Net revenue for the first nine months of 1995 increased 9% to $107,284 in 1995 from $98,694 in the first nine months of 1994. The increase in net revenue was primarily a result of the purchase of Unistar in February 1994.

        Operating costs and expenses increased 4% to $79,669 in the first nine months of 1995 from $76,532 in the comparable 1994 period. The increase was primarily attributable to the purchase of Unistar, partially offset by lower affiliate compensation expenses.

        Depreciation and amortization decreased 25% to $10,253 in the first nine months of 1995 from $13,597 in the first nine months of 1994. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances, partially offset by higher depreciation and amortization resulting from the purchase of Unistar in February 1994.

        Corporate general and administrative expenses increased 20%, to $4,128 in the first nine months of 1995 from $3,431 in 1994's first nine months. The increase is attributable to higher compensation expense and the Infinity Management Agreement, which went into effect in February 1994, partially offset by across-the-board expense reductions.

        As  a  result  of  the   purchase  of  Unistar,   the  Company   accrued
restructuring costs of approximately $2,405 in the first quarter of 1994 principally relating to consolidations of certain facilities and operations.

        Interest expense increased 12% to $7,318 in the first nine months of 1995 as compared to $6,534 in the first nine months of 1994. The increase is principally attributable to higher debt levels as a result of the acquisition of Unistar and higher interest rates.

        Income before extraordinary item was $5,842, or $.17 per share, in the first nine months of 1995 as compared to a loss before extraordinary item of $3,575, or $.12 per share, in the first nine months of 1994, an improvement of $9,417.

        In connection with the refinancing of its senior debt facility, the Company in the first quarter of 1994 recorded an extraordinary loss of $590 ($.02 per share).

        Net income was $5,842 ($.17 per share) in the first nine months of 1995 as compared to a net loss of $4,165 ($.14 per share) in the comparable 1994 period. The weighted average number of shares outstanding increased 18% to 34,036 in 1995 from 28,889 in 1994. Due to net income in the first nine months of 1995, the weighted average number of shares for 1995 includes common stock equivalents.


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1995, the Company's cash and cash equivalents were $4,558, an increase of $2,119 from December 31, 1994.

        For the nine months ended September 30, 1995 net cash from operating activities was $17,044 as compared to a net use of cash for operating activities of $372 in 1994. The improvement is principally attributable to improved operating results and lower working capital requirements.

        On June 9, 1995, the Board of Directors authorized the Company to repurchase up to $15,000 of its Common Stock through December 31, 1996. The Company has used its excess cash to prepay its Term Loans and to repurchase its Common Stock. In the first nine months of 1995, the Company repaid $12,500 of Term Loans and repurchased 301 shares of its Common Stock at a cost of $4,330.

        Management believes that the Company's cash, available borrowing and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                           PART II OTHER INFORMATION



ITEMS 1 THROUGH 5

        These items are not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

       27. Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WESTWOOD ONE, INC.





                                           BY: /s/ FARID SULEMAN
                                               ---------------------------
                                               FARID SULEMAN
                                               Chief Financial Officer






                                            Dated: November 7, 1995