Form 10-K
period 1995-12-31
WESTWOOD ONE INC /DE/
filed 1996-03-28
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                                  ---------

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 0-13020

                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               95-3980449
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                            9540 WASHINGTON BOULEVARD
                              CULVER CITY, CA 90232
                    (Address of principal executive offices)

                                   (310) 204-5000
                (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                WHICH REGISTERED
-------------------                             ------------------------
    NONE                                                 NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

                    SEVEN YEAR COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)
                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates as of March 15, 1996 was approximately $458 million.

    As of March 15, 1996, 30,986,604 shares (excluding 607,395 treasury shares) of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Westwood One, Inc. (the "Company" or "Westwood One") is a leading producer and distributor of nationally sponsored radio programs and is the nation's second largest radio network. In addition, the Company owns and operates Westwood One Broadcasting Services, Inc. ("WBS"), which provides local traffic, news, sports and weather programming to radio stations and other media outlets in New York, Chicago, Los Angeles and Philadelphia. Westwood One is managed by Infinity Broadcasting Corporation pursuant to a five-year Management Agreement which expires on February 3, 1999.

The Company's principal source of revenue is selling radio time to advertisers through one of three operating divisions: Westwood One Radio Networks, Westwood One Entertainment (the "Network Divisions"), and effective March 1996, WBS. The Company generates revenue principally by its Network Divisions entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the spots to national advertisers. WBS generates revenue principally by selling audience it obtains from radio stations and other media outlets where it has operations to local as well as national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

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

WBS provides radio stations and other media outlets, including television and cable companies, with local traffic, news, sports and weather programming in New York, Chicago, Los Angeles and Philadelphia.

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

INDUSTRY BACKGROUND

   Radio Broadcasting

As of January 1, 1996, there were approximately 9,750 commercial radio stations in the United States.

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

   Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. However, this process can be expensive and inefficient. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser gets its commercial messages to a specific demographic audience, achieving national coverage on a cost efficient basis. In addition, an advertiser can choose to emphasize their message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

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

BUSINESS STRATEGY

Westwood One's Network Divisions provide targeted radio audiences and commercial spots to national advertisers through its recognized programming and other network products. The Company, through its various radio networks, produces and distributes quality programming to radio stations seeking to increase their listening audience and improve local and national advertising revenue. The Company sells advertising time within its programs to national advertisers desiring to reach large listening audiences nationwide with specific demographic characteristics.

In February 1994, the Company acquired Unistar Radio Networks, Inc. ("Unistar") for $101,300,000 plus expenses along with the following additional transactions (see Notes 4, 7, 8 and 9 to Consolidated Financial Statements):

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

In 1996, the Company expanded its strategy to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. In March 1996, WBS acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000,000 plus expenses, subject to an adjustment based on future cash flow (See Note 17 to Consolidated Financial Statements). In addition, WBS has options to acquire the Shadow operations in other cities.

      Radio Programming

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

Westwood One also produces and distributes special event syndicated programs. In 1995 the Company produced and distributed numerous special event programs, including exclusive broadcasts of REM, Page and Plant and an HBO simulcast of the Rock'N Roll Hall of Fame concert.

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

The Company produces and distributes eight 24-hour continuous play formats providing music, news and talk programming for Country, Hot Country, Adult Contemporary, Soft AC, Oldies, Adult Standards, Adult Rock and Roll and the 70's formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.

The Company believes that its tape library is a valuable asset for its future programming and revenue generating capabilities. The library contains previously broadcast programs, live concert performances, interviews, daily news programs, sports and entertainment features, Capitol Hill hearings and other special events. New programs can be created and developed at a low cost by excerpting material from the library.

      Affiliated Radio Stations

Westwood One's radio network business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own. The Company offers radio stations a wide selection of regularly scheduled and special event syndicated programming as well as 24-hour continuous play formats. These programs and formats are completely produced by the Company and, therefore, the stations have no production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

Westwood One's networks enter into affiliation agreements with radio stations. In the case of news and current events programming, the agreements commit the station to broadcast only the advertisements associated with these programs and allows the station flexibility to have the news headlined by their newscasters. The other affiliation agreements require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to the 24-hour formats, the Company may also receive a fee from the affiliated stations for the right to broadcast the formats. Radio stations in the top 200 national markets may also receive compensation for airing national advertising spots.

Affiliation agreements specify the number of times and the approximate daypart each program and advertisement may be broadcast. Westwood One requires that each station complete and promptly return to the Company an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements for Westwood One's entertainment programming are non-cancelable for 26 weeks and are automatically renewed for subsequent 26-week periods, if not canceled 30 days prior to the end of the existing contract term. Affiliation agreements for Westwood One's news and current events programming generally run for a period of at least one year, are automatically renewable for subsequent periods and are cancelable by either the Company or the station upon 90 days' notice.

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

The Company sells its commercial time to advertisers either as "bulk" or "flighted" purchases. Bulk purchases are long-term contracts (26 to 52 weeks) that are sold "up-front" (early advertiser commitments for national broadcast time). Flighted purchases are contracts for a specific, short-term period of time (one to six weeks) that are sold at or above prevailing market prices. Advertising prices vary significantly based on prevailing market conditions. Generally, the contracts provide that advertising orders are firm and non-cancelable. The Company's strategy for growth in advertising revenue is to increase the amount of advertising time sold on the usually more profitable flighted basis, to increase revenue of the non-RADAR rated programs, and to increase audience size for news, talk and current events programming.

      Local Traffic and Information Programming

In 1996, the Company expanded its business to include the production and distribution of local traffic, news, sports and weather programming in selected metropolitan areas (initially New York, Chicago, Los Angeles and Philadelphia). The programming is produced in facilities rented by the Company in those metropolitan areas. Local traffic information is obtained through the utilization of strategically placed cameras overlooking portions of major freeways, monitoring police radio bands, phone calls from drivers, and through patrolling freeways with rented aircraft.

COMPETITION

The Company operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. In addition, Westwood One competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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

WBS, in the metropolitan areas in which it operates, competes for advertising revenue with local print and other forms of communications media. The Company's principal competitor providing local traffic, news, sports and weather programming is Metro Networks.

GOVERNMENT REGULATION

Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC. Shadow Traffic utilizes FCC regulated frequencies pursuant to licenses issued by the FCC.

EMPLOYEES

On March 15, 1996, Westwood One had 566 full-time employees, including a domestic advertising sales force of 69 people. In addition, the Company maintains continuing relationships with approximately 58 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System, NBC Radio Networks, and Unistar Radio Networks are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

ITEM 2. PROPERTIES

The Company owns a 7,600 square-foot building in Culver City, California in which its production facilities are located; a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space; and a 7,700 square-foot unoccupied building in Culver City. In addition, the Company leases offices in New York; Chicago; Detroit; Dallas; Philadelphia; Arlington, Virginia and Valencia, California.

The Company believes that its facilities are more than adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

        - None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On March 1, 1996 there were approximately 315 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting on June 13, 1995, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 4,500.

The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol WONE since the Company's initial public offering on April 24, 1984. The following table sets forth the range of high and low last sales prices on the NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated.


1995                                  HIGH        LOW
----                                  ----        ---
First Quarter                         13 1/8      9 3/4
Second Quarter                        15 1/8      12 1/8
Third Quarter                         19 3/8      14 3/4
Fourth Quarter                        17 3/4      13 3/4


1994
----

First Quarter                         10 1/2      7 5/8
Second Quarter                        87 /8       7 1/8
Third Quarter                         11 3/8      7 11/16
Fourth Quarter                        11 1/4      7 5/8


No cash dividend was paid on the Company's stock during 1995 or 1994, and the payment of dividends is restricted by the terms of its loan agreements.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS EXCEPT PER SHARE DATA)

The table below summarizes selected consolidated financial data of the Company for each of the last five fiscal years:

OPERATING RESULTS FOR YEAR ENDED:

                                                                  December 31,                         November 30,
                                                              --------------------         -----------------------------------
                                                              1995           1994          1993          1992           1991
                                                              ----           ----          ----          ----           ----
NET REVENUES                                                $145,729      $136,340       $84,014       $86,376        $93,170
OPERATING AND CORPORATE COSTS,
  EXCLUDING DEPRECIATION AND AMORTIZATION                    112,661       112,198        69,821        85,415         77,046
DEPRECIATION AND AMORTIZATION                                 13,753        18,160        16,384        19,661         22,055
OPERATING INCOME (LOSS)                                       19,315         5,982       (2,191)      (18,700)        (5,931)
INCOME (LOSS) FROM CONTINUING OPERATIONS                       9,685       (2,730)       (8,682)      (21,397)       (10,004)
(LOSS) FROM DISCONTINUED OPERATIONS                                -             -      (15,227)       (2,721)        (6,778)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        9,685       (2,730)      (23,909)      (24,118)       (16,782)
EXTRAORDINARY GAIN (LOSS)                                          -         (590)             -             -         25,618
NET INCOME (LOSS)                                             $9,685      ($3,320)     ($23,909)     ($24,118)         $8,836
INCOME (LOSS) PER SHARE:
  Primary:
    Continuing Operations                                     $  .28      ($  .09)      ($  .57)       ($1.44)        ($ .67)
    Discontinued Operations                                        -             -      (  1.01)       (  .18)        (  .46)
                                                             -------      --------      --------      --------        -------
    Income (Loss) Before Extraordinary Item                      .28      (   .09)      (  1.58)       ( 1.62)        ( 1.13)
    Extraordinary Item                                             -      (   .02)             -             -           1.73
                                                             -------       -------       -------       -------        -------
       Net Income (Loss)                                      $  .28      ($  .11)       ($1.58)       ($1.62)         $  .60
                                                             =======       =======       =======       =======        =======
  Fully diluted:
    Continuing Operations                                     $  .28      ($  .09)      ($  .57)       ($1.44)        ($ .30)
    Discontinued Operations                                        -             -      (  1.01)       (  .18)        (  .28)
                                                             -------       -------       -------        ------        -------
    Income (Loss) Before Extraordinary Item                      .28      (   .09)      (  1.58)       ( 1.62)        (  .58)
    Extraordinary Item                                             -      (   .02)             -             -           1.06
                                                             -------       -------       -------        ------        -------
       Net Income (Loss)                                      $  .28      ($  .11)       ($1.58)       ($1.62)         $  .48
                                                             =======       =======       =======       =======        =======


BALANCE SHEET DATA AT:
                                                                   December 31,                      November 30,
                                                             ---------------------       ------------------------------------
                                                               1995           1994          1993          1992           1991
                                                               ----           ----          ----          ----           ----
CURRENT ASSETS                                               $41,885       $46,157       $32,987       $51,091        $46,126
WORKING CAPITAL                                                6,563         7,685       (1,503)      (11,942)         10,200
TOTAL ASSETS                                                 245,595       260,112       152,067       295,740        322,561
LONG-TERM DEBT                                               107,943       115,443        51,943       146,622        169,083
TOTAL SHAREHOLDERS' EQUITY                                    94,123        95,454        55,151        75,204         98,765


----------------

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

In August 1994, the Company changed its fiscal year end from November 30 to December 31 effective with the fiscal year ending December 31, 1994.
Accordingly, in the following discussion "1995" and "1994" will refer to the calendar years 1995 and 1994, and "1993" will refer to the fiscal year ended November 30, 1993.

On February 3, 1994 the Company completed the acquisition of all of the issued and outstanding capital stock of the Unistar Radio Networks, Inc. ("Unistar"). The acquisition was accounted for as a purchase, and accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition.

Effective December 1, 1993, the Company changed its method of accounting for capitalized station affiliation agreements and income taxes. In order to conform to predominate current industry practice, capitalized station affiliation agreements will be expensed as incurred. The cumulative effect of the change in accounting for station affiliation expenses in December 1993 was an expense of $4,344, or $.23 per share. SFAS No. 109 "Accounting for Income Taxes" was adopted by the Company in December 1993. The Company elected not to restate prior year's financial statements. Adopting SFAS No. 109 did not affect the December 1993 or 1994 results.

In 1993, the Company classified the results of operations from Radio & Records and its Los Angeles and New York radio stations as discontinued operations. The Company disposed of these assets during 1993.

RESULTS OF OPERATIONS

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 7% to $145,729 in 1995 from $136,340 in 1994 and increased 62% in 1994 from $84,014 in 1993. The increases in 1995 and 1994 net revenues were primarily a result of the purchase of Unistar in February 1994.

Operating costs and expenses excluding depreciation and amortization increased 1% to $106,685 in 1995 from $105,389 in 1994 and increased 61% in 1994 from
$65,353 in 1993. The 1995 increase was primarily attributable to the purchase of Unistar, partially offset by reductions in affiliate compensation expenses. The 1994 increase was primarily attributable to the purchase of Unistar and higher programming expenses resulting from the production of additional programs.

Depreciation and amortization decreased 24% to $13,753 in 1995 from $18,160 in 1994 and increased 11% in 1994 from $16,384 in 1993. The 1995 decrease was primarily a result of lower amortization of programming costs and rights from lower levels of capitalized costs. The increase in depreciation and amortization expense in 1994 was primarily a result of the purchase of Unistar, partially offset by lower amortization of programming costs and rights and lower amortization as a result of the Company's December 1, 1993 change in its method of accounting for capitalized station affiliation agreements.

Corporate general and administrative expenses increased 36% to $5,976 in 1995 from $4,404 in 1994 and decreased 1% in 1994 from $4,468 in 1993. The increase in 1995 was primarily a result of fees attributable to the Infinity Management Agreement and higher compensation for the Company's chairman. The nominal decrease in 1994 is a result of across-the-board expense cuts, partially offset by fees attributable to the Infinity Management Agreement.

As a result of the purchase of Unistar, the Company accrued restructuring costs of $2,405 in the first quarter of 1994 principally relating to the consolidation of certain facilities and operations.

Operating income increased 223% to $19,315 in 1995 from $5,982 in 1994 and increased $8,173 in 1994 from an operating loss of $2,191 in 1993. The dramatic improvement in 1995 is attributable to the acquisition of Unistar and lower amortization of programming costs and rights, partially offset by higher corporate general and administrative expenses. The improvement in 1994 is attributable to the acquisition of Unistar and cost savings resulting from operating synergies from the Unistar acquisition, partially offset by higher depreciation and amortization expense as a result of the Unistar acquisition.

Interest  expense  was  $9,524,  $8,802  and  $6,551  in 1995,  1994  and  1993,
respectively. The increase in 1995 was primarily attributable to twelve months' interest in the current year for debt obtained as a result of the Unistar acquisition and higher interest rates, partially offset by lower debt levels as a result of repaying $12,500 in debt in the current year and the 1994 conversion of 9% Senior Debentures to Common Stock. The 1994 increase is principally attributable to higher debt levels as a result of the acquisition of Unistar, partially offset by the elimination of interest expense on the Company's 9% Senior Debentures due to their conversion to Common Stock. Other income is principally comprised of investment income.

Income (loss) from continuing operations increased $12,415 to $9,685 ($.28 per share) from 1994's loss of $2,730 ($.09 per share) and the 1994 loss decreased 69% from 1993's loss of $8,682 ($.57 per share).

Loss on discontinued operations, net of income tax benefit, was $3,140 in 1993. The loss represents the operating performance of discontinued operations through March 1, 1993.

The $12,087 provision for loss on disposal of discontinued operations included estimated future costs and operating results of the discontinued assets from March 1, 1993 until the date of disposition.

In connection with the refinancing of its senior debt facility, the Company recorded an extraordinary loss of $590 ($.02 per share).

Net income increased $13,005 to $9,685 ($.28 per share) from a net loss of $3,320 ($.11 per share) in 1994 and the 1994 net loss decreased 86% in 1994 from $23,909 ($1.58 per share) in 1993.

Weighted average shares outstanding increased 17% to 34,310 in 1995 from 29,414 in 1994 and 94% in 1994 from 15,153 in 1993. The 1995 increase is primarily attributable to the full year impact of share issuances made in 1994 (conversion of 9% Senior Debentures and sale of 5,000 shares to a subsidiary of Infinity). The 1994 increase in weighted average shares is primarily attributable to the conversion of its 9% Senior Debentures into approximately 8,864 shares of Common Stock and the sale of 5,000 shares of Common Stock to a subsidiary of Infinity.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's cash and cash equivalents were $256, a decrease of $2,183 from December 31, 1994. In addition, the Company had available borrowings under its loan agreement of $17,500.

For 1995, net cash from operating activities was $24,223, an increase of $21,778 from 1994. The increase was primarily attributable to higher cash flow from operations. In 1994, net cash from operating activities was much lower due to high working capital requirements as a result of the acquisition of Unistar. Net cash used by investing activities was $2,890 principally due to the purchase of capital equipment. Consequently, cash provided before financing activities was $21,333.

The Company has been authorized by its Board of Directors to repurchase up to $40,000 of its Common Stock through December 31, 1996. During 1995, the Company purchased 607 shares of the Company's Common Stock and 500 warrants for a total cost of $14,475. In addition, the Company prepaid $12,500 of its long-term debt.

On March 1, 1996, the Company purchased the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000 plus expenses, subject to an adjustment based on the future cash flow of Shadow Traffic. The acquisition will be financed using the Company's existing cash and available bank borrowings.

Management   believes  that  the  Company's  cash,   available   borrowings  and
anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the related notes and schedules of the Company are indexed on page F-1 of this Report, and attached hereto as pages F-1 through F-15 and by this reference incorporated herein.

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

     2.   Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

3.1    Certificate of Incorporation of Registrant. (1)
3.2    Agreement of Merger. (1)
3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
3.8    Bylaws of Registrant as currently in effect. (15)
4 Form of Indenture for 6 3/4% Convertible Subordinated Debentures (including the form of the Debenture). (2)
4.1 Warrant Agreement dated August 27, 1990 between Registrant and Security Pacific National Bank, as Warrant Agent. (7)
*10.1 Employment Agreement and Registration Rights Agreement, dated October 18, 1993, between Registrant and Norman J. Pattiz. (13)
*10.2 First Amendment to Employment Agreement, dated January 26, 1994 between Registrant and Norman J. Pattiz. (13)
*10.3 Second Amendment to Employment Agreement,dated February 2, 1994, between Registrant and Norman J. Pattiz. (15)
*10.4  Employment Agreement,  dated June 1, 1995, between Registrant and Gregory
       P. Batusic.
*10.5 Employment Agreement, dated April 10, 1995, between Registrant and Jeffrey Lawenda.
10.6 Form of Indemnification Agreement Between Registrant and its Directors and Executive Officers. (4)
10.7 Credit Agreement, dated February 1, 1994, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents. (15)
10.8 Amendment No. 1 to the Credit Agreement, dated August 12, 1994, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents. (15)
10.9 Amendment No. 2 to the Credit Agreement, dated August 31, 1994, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents. (15)
10.10 Amendment No. 3 to the Credit Agreement, dated February 23, 1995, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents. (15)
10.11 Amendment No. 4 to the Credit Agreement, dated April 6, 1995, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents.
10.12 Amendment No. 5 to the Credit Agreement, dated December 1, 1995, between Registrant and The Chase Manhattan Bank (National Association) and Co-Agents.
10.13 Purchase Agreement dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
10.14 Stock Purchase Agreement, dated November 4, 1993, between Registrant and Unistar Communications Group, Inc., Unistar Radio Network, Inc., and
       Infinity  Broadcasting   Corporation.   (12)
10.15 Securities Purchase Agreement, dated November 4, 1993, between Registrant and Infinity Network, Inc. (12)
*10.16 Management  Agreement,  dated as of February 4, 1994,  between Registrant and Infinity Broadcasting Corporation. (12)
*10.17 Voting  Agreement,  dated  as of  February  4,  1994,  among  Registrant,
       Infinity Network, Inc., Infinity Broadcasting Corporation and Norman J. Pattiz. (12)

10.18 Asset Purchase Agreement, dated March 4, 1996, between Westwood One Broadcasting Services, Inc. and Chicago Shadow Traffic Limited Partnership, New York Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, Philadelphia Express Traffic Limited Partnership, City Traffic Corp., Express Traffic Corp. and Alan Markowitz.
10.19  Westwood One, Inc. 1989 Stock Incentive  Plan.  (10)
10.20  Amendments to the Westwood One, Inc.  Amended 1989 Stock  Incentive Plan.
       (14)
10.21 Lease, dated July 19, 1989, between First Ball Associates Limited Partnership and Westwood One, Inc., relating to Arlington, Virginia offices. (6)
10.22 Lease, dated June 18, 1990, between Broadway 52nd Associates and Unistar Communications Group, Inc. relating to New York, New York offices. (15)
10.23 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (15)
10.24 Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (8)
10.25 Transmission Service Agreement, dated May 28, 1993, between IDB Communications Group, Inc. and Unistar Radio Networks, Inc. (15)
10.26  Stipulation of Settlement of Class Action Law Suit.  (6)
10.27 Agreement for Cancellation of Loan Documents, Guarantees and Securities Purchase Documents, dated as of November 19, 1993 between Registrant, Westwood One Stations Group, Inc., Westwood One Stations-LA, Inc., Radio & Records, Inc. and Westinghouse Electric Corporation. (13)
22     List of Subsidiaries
24     Consent of Independent Accountants
27     Financial Data Schedule

**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (File Number 0-13020) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended August 31, 1990 (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File Number 0-13020) and incorporated herein by reference.
(10) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File Number 0-13020) and incorporated herein by reference.
(12) Filed as part of Registrant's January 7, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTWOOD ONE, INC.

March 27, 1996                        By /s/ FARID SULEMAN
                                         -------------------------------
                                           Farid Suleman
                                           Director, Secretary and Chief
                                           Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                 TITLE                        DATE
PRINCIPAL EXECUTIVE OFFICER:

/s/ MEL A KARMAZIN
----------------------------    Director, President
Mel A. Karmazin                 Chief Executive Officer          March 27, 1996


PRINCIPAL FINANCIAL OFFICER AND
  CHIEF ACCOUNTING OFFICER:

/s/ FARID SULEMAN
-------------------------------  Director, Secretary and         March 27, 1996
 Farid Suleman                   Chief Financial Officer

Additional Directors:


/s/ NORMAN J. PATTIZ
------------------------------   Chairman of the Board of        March 27, 1996
Norman J. Pattiz                 Directors

/s/ DAVID L. DENNIS
------------------------------   Director                        March 27, 1996
David L. Dennis

/s/ GERALD GREENBERG
------------------------------   Director                        March 27, 1996
Gerald Greenberg

/s/ PAUL G. KRASNOW
------------------------------   Director                        March 27, 1996
Paul G. Krasnow

/s/ STEVEN A. LERMAN
------------------------------   Director                        March 27, 1996
Steven A. Lerman

/s/ ARTHUR E. LEVINE
------------------------------   Director                        March 27, 1996
Arthur E. Levine

/s/ JOSEPH B. SMITH
------------------------------   Director                        March 27, 1996
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----

1.    CONSOLIDATED FINANCIAL STATEMENTS

      --Report of Independent Accountants                                    F-2

       --Consolidated Balance Sheets at December 31, 1995 and 1994           F-3

       --Consolidated  Statements of Operations for the years ended
         December 31, 1995 and 1994, November 30, 1993 and the month
         ended December 31, 1993                                             F-4

       --Consolidated  Statements  of  Shareholders'  Equity for the
         years ended December 31, 1995 and 1994,  November 30, 1993
         and the month ended December 31, 1993                               F-5

       --Consolidated  Statements of Cash Flows for the years ended
         December 31, 1995 and 1994,  November 30, 1993 and the
         month ended December 31, 1993                                       F-6

       --Notes to Consolidated Financial Statements                   F-7 - F-14




2.     FINANCIAL STATEMENT SCHEDULES:

       IX. --Short-term Borrowings                                          F-15

    All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WESTWOOD ONE, INC.

In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 1995, the one month ended December 31, 1993 and for the fiscal year ended November 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Notes to Consolidated Financial Statements, effective December 1, 1993 the Company changed its accounting policy for capitalized station affiliation agreements and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

PRICE WATERHOUSE LLP

Century City, California
February 5, 1996

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            December 31,
                                                                            ------------
                                                                        1995             1994
                                                                        ----             ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $     256    $   2,439
  Accounts receivable, net of allowance for doubtful accounts
     of $2,157 (1995) and $1,645 (1994)                                  36,591       37,631
  Other current assets                                                    5,038        6,087
                                                                      ---------    ---------
             Total Current Assets                                        41,885       46,157
PROPERTY AND EQUIPMENT, NET                                              15,632       16,748
INTANGIBLE ASSETS, NET                                                  184,441      191,287
OTHER ASSETS                                                              3,637        5,920
                                                                      ---------    ---------
               TOTAL ASSETS                                           $ 245,595    $ 260,112
                                                                      =========    =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $  14,468    $  15,325
  Accrued expenses and other liabilities                                 14,675       12,947
  Amounts payable to affiliates                                           6,179        5,200
  Current maturities of long-term debt                                     --          5,000
                                                                      ---------    ---------
             Total Current Liabilities                                   35,322       38,472
LONG-TERM DEBT                                                          107,943      115,443
OTHER LIABILITIES                                                         8,207       10,743
                                                                      ---------    ---------
               TOTAL LIABILITIES                                        151,472      164,658
                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES                                              --           --
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding          --           --
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,507,027 (1995) and 30,652,652 (1994)         315          307
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1995 and 1994)                           4            4
  Additional paid-in capital                                            157,547      159,727
  Accumulated deficit                                                   (54,899)     (64,584)
                                                                      ---------    ---------
                                                                        102,967       95,454
  Less treasury stock, at cost; 607,395 shares (1995)                    (8,844)        --
                                                                      ---------    ---------
               TOTAL SHAREHOLDERS' EQUITY                                94,123       95,454
                                                                      ---------    ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 245,595    $ 260,112
                                                                      =========    =========


          See accompanying notes to consolidated financial statements.

                              WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                  Month Ended   Year Ended
                                                                       Year Ended December 31,    December 31, November 30,
                                                                       ----------------------
                                                                       1995          1994           1993          1993
                                                                       ----          ----           ----          ----

GROSS REVENUES                                                      $169,598       $158,780         $6,887       $98,357
  Less Agency Commissions                                             23,869         22,440            970        14,343
                                                                     -------        -------        -------       -------
NET REVENUES                                                         145,729        136,340          5,917        84,014
                                                                     -------        -------        -------       -------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                      106,685        105,389          5,411        65,353
Depreciation and Amortization                                         13,753         18,160          1,243        16,384
Corporate General and Administrative Expenses                          5,976          4,404            245         4,468
Restructuring Costs                                                        -          2,405              -             -
                                                                     -------        -------        -------       -------
                                                                     126,414        130,358          6,899        86,205
                                                                     -------        -------        -------       -------
OPERATING INCOME (LOSS)                                               19,315          5,982          (982)       (2,191)
Interest Expense                                                       9,524          8,802            381         6,551
Other Income                                                           (389)          (290)            (3)          (60)
                                                                     -------        -------        -------       -------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              10,180        (2,530)        (1,360)       (8,682)
INCOME TAXES                                                             495            200              -             -
                                                                     -------        -------        -------       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               9,685        (2,730)        (1,360)       (8,682)
(LOSS) ON DISCONTINUED OPERATIONS, NET
  OF INCOME TAX BENEFIT                                                    -              -              -       (3,140)
PROVISION FOR (LOSS) ON DISPOSAL OF
  DISCONTINUED OPERATIONS                                                  -              -              -      (12,087)
                                                                     -------        -------        -------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               9,685        (2,730)        (1,360)      (23,909)
EXTRAORDINARY ITEM - (LOSS) ON RETIREMENT OF DEBT                          -          (590)              -             -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     -              -        (4,344)             -
                                                                     -------        -------        -------       -------
NET INCOME (LOSS)                                                     $9,685       ($3,320)       ($5,704)     ($23,909)
                                                                     =======        =======        =======       =======
INCOME (LOSS) PER SHARE:
  Continuing Operations                                              $   .28       ($  .09)       ($  .07)      ($  .57)
  Discontinued Operations                                                  -              -              -      (  1.01)
                                                                     -------        -------        -------       -------
  Income (Loss) Before Extraordinary Item and Cumulative
    Effect of Accounting Change                                          .28       (   .09)       (   .07)       ( 1.58)
  Extraordinary Item                                                       -       (   .02)              -             -
                                                                     -------        -------        -------       -------
                                                                         .28       (   .11)       (   .07)       ( 1.58)
  Cumulative Effect of Accounting Change                                   -              -       (   .23)             -
                                                                     -------        -------        -------       -------
     Net Income (Loss)                                               $   .28       ($  .11)       ($  .30)       ($1.58)
                                                                     =======        =======        =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING                                   34,310         29,414         19,051        15,153
                                                                     =======        =======        =======       =======
Pro Forma Amounts Assuming the New Accounting
  Method is Applied Retroactively:
    Income (Loss) Before Extraordinary Item                           $9,685       ($2,730)       ($1,360)     ($23,142)
     Net Income (Loss)                                                 9,685        (3,320)        (1,360)      (23,142)
     Income (Loss) Per Share:
       Income (Loss) Before Extraordinary Item                        $  .28       ($  .09)       ($  .07)       ($1.53)
       Net Income (Loss)                                                 .28       (   .11)       (   .07)       ( 1.53)

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                               Common Stock          Class B Stock     Additional                  Treasury Stock
                                               ------------          -------------      Paid-in  Accumulated       --------------
                                            Shares        Amount    Shares    Amount    Capital   (Deficit)      Shares       Amount
                                            ------        ------    ------    ------    -------   ---------      ------       ------

BALANCE AT NOVEMBER 30, 1992 ..........     14,663  $     147        352  $       4  $ 106,704   ($ 31,651)         --         --
 Net loss for fiscal 1993 .............         --         --         --         --         --     (23,909)         --         --
 Amortization of deferred compensation          --         --         --         --        281          --          --         --
 Issuance of common stock under
   stock option plans .................        680          7         --         --      1,381          --          --         --
 Conversion of Senior Debentures to
   common stock .......................        591          6         --         --      2,062          --          --         --
 Issuance of common stock to 401-K plan         46         --         --         --        119          --          --         --
                                         ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------
BALANCE AT NOVEMBER 30, 1993 ..........     15,980        160        352          4    110,547     (55,560)         --         --
 Net loss for December 1993 ...........         --         --         --         --         --      (5,704)         --         --
 Issuance of common stock under
   stock option plans .................        179          2         --         --        366          --          --         --
 Conversion of Senior Debentures to
   common stock .......................      3,542         35         --         --     12,530          --          --         --
                                         ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------
BALANCE AT DECEMBER 31, 1993 ..........     19,701        197        352          4    123,443     (61,264)         --         --
 Net loss for 1994 ....................         --         --         --         --         --      (3,320)         --         --
 Issuance of common stock and
   warrants ...........................      5,000         50         --         --     15,933          --          --         --
 Issuance of common stock under
   stock option plans .................        629          7         --         --      1,169          --          --         --
 Conversion of Senior Debentures to
   common stock .......................      5,322         53         --         --     19,170          --          --         --
 Issuance of common stock to 401-K plan          1         --         --         --         12          --          --         --
                                         ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------
BALANCE AT DECEMBER 31, 1994 ..........     30,653        307        352          4    159,727     (64,584)         --         --
 Net income for 1995 ..................         --         --         --         --         --       9,685          --         --
 Issuance of common stock under
   stock option plans .................        754          7         --         --      3,215          --          --         --
 Issuance of common stock under
   warrants ...........................        100          1         --         --        236          --          --         --
 Purchase and cancellation of warrant .         --         --         --         --     (5,631)         --          --         --
 Purchase of treasury stock ...........         --         --         --         --         --          --         607      8,844
                                         ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------
BALANCE AT DECEMBER 31, 1995 ..........     31,507  $     315        352  $       4  $ 157,547   ($ 54,899)        607  $   8,844
                                         =========  =========  =========  =========  =========   =========   =========  =========



           See accompanying notes to consolidated financial statements

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Month Ended     Year Ended
                                                                       Year Ended December 31,     December 31,   November 30,
                                                                       -----------------------
                                                                           1995         1994           1993           1993
                                                                           ----         ----           ----           ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $   9,685    ($  3,320)   ($  5,704)   ($ 23,909)
  Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
        Depreciation and amortization                                      13,753       18,160        1,243       17,372
        Extraordinary item - loss on retirement of debt                      --            590         --           --
        Cummulative effect of accounting change                              --           --          4,344         --
        Loss on disposal of discontinued operations                          --           --           --         12,087
        Other, principally capitalized programming costs and rights          (206)        (677)          11       (3,625)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                       1,040      (19,191)       1,088       (2,239)
           Decrease (increase) in prepaid assets                             (430)        (377)        (197)         209
           Increase (decrease) in accounts payable and accrued
              liabilities                                                     381        7,510          (95)      (2,189)
                                                                        ---------    ---------    ---------    ---------
  Net cash provided by (used for) operating activities before cash
     payments related to extraordinary item                                24,223        2,695          690       (2,294)
  Cash payments related to extraordinary item                                --           (250)        --           --
                                                                        ---------    ---------    ---------    ---------
               Net Cash Provided By (Used For) Operating Activities        24,223        2,445          690       (2,294)
                                                                        ---------    ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Unistar in 1994)                                 (994)    (108,181)         (72)      (1,217)
  Capital expenditures                                                     (1,229)      (1,487)        (296)      (2,270)
  Proceeds (cash payments) related to sales of discontinued
    operations                                                                (73)        (576)        (229)      88,062
  Proceeds related to sale of unconsolidated subsidary                       --           --           --         10,372
  Other                                                                       (39)         551          (19)         200
                                                                        ---------    ---------    ---------    ---------
               Net Cash Provided By (Used For) Investing Activities        (2,335)    (109,693)        (616)      95,147
                                                                        ---------    ---------    ---------    ---------
               CASH PROVIDED (USED) BEFORE
                 FINANCING ACTIVITIES                                      21,888     (107,248)          74       92,853
                                                                        ---------    ---------    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                         (12,500)     (14,515)      (4,133)    (104,071)
  Borrowings under debt arrangements                                         --        110,000         --          7,000
  Issuance of common stock                                                  3,459       16,126          368        1,507
  Repurchase of common stock and warrants                                 (14,475)        --           --           --
  Deferred financing costs                                                   (555)      (2,038)         (63)        (309)
  Issuance of subordinated debentures                                        --           --           --            433
                                                                        ---------    ---------    ---------    ---------
               NET CASH PROVIDED BY (USED FOR)
                 FINANCING ACTIVITIES                                     (24,071)     109,573       (3,828)     (95,440)
                                                                        ---------    ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,183)       2,325       (3,754)      (2,587)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,439          114        3,868        6,455
                                                                        ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     256    $   2,439    $     114    $   3,868
                                                                        =========    =========    =========    =========

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

MEASUREMENT OF INTANGIBLE ASSET IMPAIRMENT

At each balance  sheet date,  the Company  determines  whether an  impairment of
Intangible Assets has occurred based upon expectations of nondiscounted broadcast cash flow. Broadcast Cash Flow is based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization. To date, the Company has not experienced an impairment in any of its intangible assets. However, should such an impairment exist, the impairment will be measured as the amount by which the carrying amount of the asset exceeds its fair value, as defined by Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

INCOME TAXES

Effective December 1, 1993, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the use of the asset and liability method of financial accounting and reporting for income taxes. The adoption of FAS109 did not affect reported earnings. Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

EARNINGS (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common shares and common equivalent shares (where inclusion of such equivalent shares would not be anti-dilutive) outstanding during the year.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results may differ from those estimates.

RECLASSIFICATION

Certain   amounts  have  been   reclassified   to  be  comparable  to  the  1995
presentation.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 4 - ACQUISITION OF UNISTAR RADIO NETWORKS, INC.:

On February 3, 1994, the Company completed the acquisition of all of the issued and outstanding capital stock of Unistar Radio Networks, Inc. ("Unistar") for $101,300 plus expenses. The acquisition was accounted for as a purchase. Accordingly, the operating results of Unistar are included with those of the Company from the date of acquisition. Based on management's estimates, the purchase price has been allocated to the fair value of assets and liabilities acquired. The excess of cost over net assets of acquired company resulting from the transaction ($92,464) is being amortized over 40 years.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost and is summarized as follows at:



                                                                                 DECEMBER 31,
                                                                              ------------------
                                                                              1995          1994
   Land............................................................        $ 3,378       $ 3,378
   Recording and studio equipment..................................         15,906        15,813
   Buildings and leasehold improvements............................          7,574         7,573
   Furniture and equipment.........................................          5,788         5,664
   Transportation equipment........................................            587           690
   Construction-in-progress........................................            347             -
                                                                           -------        ------
                                                                            33,580        33,118

   Less:  Accumulated depreciation and amortization................         17,948        16,370
                                                                            ------       -------
            Property and equipment, net............................        $15,632       $16,748
                                                                           =======       =======


Depreciation expense was $2,340 in 1995, $3,238 in 1994 and $2,111 in 1993.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - INTANGIBLE ASSETS:

Intangible assets are summarized as follows at:


                                                                                DECEMBER 31,
                                                                             -----------------
                                                                             1995         1994
                                                                             ----         ----
Goodwill, less accumulated amortization of $20,572 (1995) and
  $16,334 (1994).....................................................      $148,967     $153,205
Acquired station affiliation agreements, less accumulated
  amortization of $4,823 (1995) and $3,382 (1994)....................        18,956       21,025
Other intangible assets, less accumulated amortization of $5,082
  (1995) and $4,543 (1994)...........................................        16,518       17,057
                                                                           --------     --------

      Intangible assets, net.......................................        $184,441     $191,287
                                                                           ========     ========


Intangible assets, except for acquired station affiliation agreements, are amortized on a straight-line basis over 40 years.

Station affiliation agreements are comprised of values assigned to agreements acquired as part of the purchase of radio networks and are amortized using an accelerated method over 40 years. The period of amortization is evaluated periodically to determine whether a revision to the estimated useful life is warranted.

NOTE 7 - DEBT:

Long-term debt consists of the following at:


                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                               1995            1994
                                                                               ----            ----
Revolving Credit Facility/Term Loans................................        $  92,500        $105,000
6 3/4% Convertible Subordinated Debentures maturing 2011............           15,443          15,443
                                                                             --------        --------
                                                                              107,943         120,443
Less current maturities.............................................               -            5,000
                                                                             --------        --------
                                                                             $107,943        $115,443
                                                                             ========        ========

The Company's amended senior loan agreement with a syndicate of banks, lead by Chase Manhattan Bank, provides for a $125,000 revolving credit facility (the "Facility"), which is subject to mandatory quarterly reductions. The Facility is available until June 30, 2002. At December 31, 1995, the Company had available borrowings under the Facility of $110,000. Interest is payable at the prime rate plus an applicable margin of up to 1.5% or LIBOR plus an applicable margin of up to 2.5%, at the Company's option. Based on the Company's Total Debt Ratio, the applicable margins may be reduced to as low as 0% for prime rate loans and 1.0% for LIBOR loans. At December 31, 1995, the applicable margins were 0% and 1.0%, respectively. At December 31, 1995, the Company had borrowed $92,500 at 6.82% under the Facility. The Facility is secured by substantially all the Company's assets and contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a matter of policy, the Company does not engage in derivative trading. As part of the Facility, the Company is required to enter into interest rate protection agreements. Accordingly, the Company has entered into two interest rate protection agreements under which the Company's interest rate on $50,000 of borrowings under the Facility will not exceed 7% (based on the current margin). The agreements are effective from July and August 1995 thru July and August 1996, with each covering $25,000 of borrowings.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The aggregate maturities of long-term debt for the next five fiscal years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1995, are as follows:


YEAR

1997.................................         $  12,500
1998.................................            17,500
1999.................................            17,500
2000.................................            17,500
Thereafter...........................            42,943
                                                -------
                                               $107,943
                                               ========

With the exception of the Company's Debentures, the fair value of short and long-term debt approximates its carrying value. The fair value of the Debentures at December 31, 1995 was approximately $13,744, based on its quoted market price.

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

As part of a settlement relating to class action lawsuits filed against the Company, warrants to purchase 3,000,000 shares of the Company's common stock at $17.25 per share were issued. The warrants expire on September 4, 1997. Warrants not exercised may be redeemable under certain circumstances at $1.00 per warrant.

NOTE 9 - STOCK OPTIONS:

The Company has stock option plans established in 1989 which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. There are 4,800,000 shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information concerning options outstanding under the Plans is as follows for the year ended:


                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                   1995              1994
                                                                                   ----              ----

Shares authorized under option plans at end of period                           4,800,000         4,800,000
Exercisable at end of period..........................................            574,125           608,750
   -at exercise prices per share......................................        $1.81-$9.75       $1.63-$5.38
Exercised during the period...........................................            304,375           629,000
   -at exercise prices per share......................................        $1.63-$5.38       $1.63-$3.00
Granted during the period.............................................            675,000           630,000
   -at exercise prices per share......................................      $12.75-$14.50       $7.50-$9.75
Canceled during the period............................................             20,625            91,875
Expired during the period.............................................                  -            50,000
Available for new stock options at end of period......................            977,750         1,632,125



As part of a Management Agreement between the Company and Infinity Broadcasting Corporation ("Infinity"), a subsidiary of Infinity was given warrants to acquire up to 1,500,000 shares of common stock at prices ranging between $3.00 and $5.00 per share, subject to adjustment, which are exercisable after the Company's common stock reaches certain market prices per share. At December 31, 1995, 500,000 warrants were exercisable at $4.00 per share (see Note 11 - Related Party Transactions).

On December 1, 1986, the Chairman of the Board was granted options not covered by the Plans to acquire 525,000 shares of common stock, which vested ratably over a seven-year term or immediately upon a change in control of the Company. The options became exercisable at the fair market value of the common stock, as defined, on the date of vesting. During 1995, options to acquire 450,000 shares were exercised at prices ranging from $1.67 to $9.38. At December 31, 1995, options covering 75,000 shares were exercisable at $16.31 per share.

NOTE 10 - INCOME TAXES:

The Company has approximately $80,000 of available U.S. net operating loss carryforwards for tax purposes, which begin to expire in 2002. Utilization of the carryforwards is dependent upon future taxable income and the absence of any significant changes in the stock ownership of the Company. For financial purposes, a valuation allowance of $20,639 has been recorded to offset the deferred tax assets related to those carryforwards.

                               WESTWOOD ONE, INC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                               DECEMBER 31,
                                                           -------------------
                                                           1995           1994
                                                           ----           ----
Deferred tax liabilities:
  Affiliation agreements.............................   $  8,475       $  9,143
  Purchase accruals..................................      7,956          8,207
  Other..............................................      1,643          3,726
                                                         -------        -------
    Total deferred tax liabilities...................     18,074         21,076
                                                         -------        -------
Deferred tax assets:
  Net operating loss.................................     30,695         32,650
  Accrued liabilities and reserves...................      6,673          6,953
  Tax credits (AMT and ITC)..........................      1,345          1,047
                                                          ------         ------
    Total deferred tax assets........................     38,713         40,650
                                                          ------         ------
Valuation allowance..................................     20,639         19,574
                                                         -------         ------
Total deferred income taxes..........................   $    -         $    -
                                                         =======         ======


The components of the provision (benefit) for income taxes related to continuing operations is summarized as follows:

                                                              YEAR ENDED
                                                    ----------------------------
                                                    DECEMBER 31,    NOVEMBER 30,
                                                    ------------    ------------
Current payable:                                   1995      1994      1993
                                                   ----      ----      ----
  Federal....................................   $   280   $    70    $    -
  State......................................       215       130         -
                                                 ------    ------     -----
  Total income tax expense...................   $   495   $   200    $    -
                                                 ======    ======     =====


NOTE 11 - RELATED PARTY TRANSACTIONS:

In connection with the acquisition of Unistar, the Company sold 5,000,000 shares of the Company's common stock and a warrant to purchase up to an additional 3,000,000 shares to a subsidiary of Infinity (See Note 8) and entered into a Management Agreement with Infinity. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $2,709 to Infinity in 1995 ($1,849 in 1994). In November 1995, the Company entered into a transaction with a subsidiary of Infinity that effectively eliminated, for financial reporting purposes, its obligation under the Management Agreement for $3.00 incentive warrants covering 500,000 common shares. The net cost of this transaction was $5,631.

In addition, several of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 1995 the Company incurred expenses aggregating approximately $14,657 for Infinity affiliations and programs ($12,159 in 1994).

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - RESTRUCTURING COSTS:

As a result of the Company's February 1994 acquisition of Unistar, the Company consolidated certain facilities and operations. Accordingly, the Company recorded (and paid) an expense for the estimated restructuring charges, including the costs of facility consolidations ($865), eliminating programs ($426), and employee separations, relocations and related costs ($1,114).

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, certain digital audio transmission services and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1995, are set forth below:

                                                                          YEAR
                                                                          ----

1996..............................................                      $20,961
1997..............................................                       15,660
1998..............................................                       12,595
1999..............................................                       10,548
2000..............................................                        6,775
                                                                        -------
                                                                        $66,539
                                                                        =======

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental Information on cash flows, including amounts from discontinued operations, and non-cash transactions is summarized as follows:



                                                                    YEAR ENDED
                                                    --------------------------------------
                                                        DECEMBER 31,          NOVEMBER 30,
                                                    --------------------      ------------
Cash paid for:                                        1995          1994         1993
                                                      ----          ----         ----

   Interest......................................   $9,597        $7,763       $16,580
   Income taxes..................................      326           125            31
Non-cash investing and financing activities:
   Conversion of Senior Debentures
    to common stock..............................        -        19,223         2,068
Disposition of discontinued operations...........        -             -        19,474



For the one month ended December 31, 1993, $12,565 of Senior Debentures were converted to common stock.

NOTE 15 - DISCONTINUED OPERATIONS:

At the end of the Company's first fiscal quarter of 1993, the Company classified the results of operations from Radio & Records and its two radio stations as discontinued operations. These three businesses collateralized the Company's debt with Westinghouse Electric Corporation ("WEC"). In June 1993 the Company completed the sales of its radio stations, and used the net proceeds from the sales to retire a substantial portion of its WEC debt. On November 1, 1993, WEC acquired the outstanding stock of Radio & Records and the net assets of Westwood One Stations Group for the remaining balance of the WEC debt, accrued interest and any other potential claims. Accordingly, the historical net loss of the

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's owned-and-operated radio stations and Radio & Records have been reported separately from continuing operations, and the prior periods were restated (including an allocation of interest of $7,043 for fiscal 1993). The Company made a provision for the loss on the disposition of these assets including estimated future costs and operating results from March 1, 1993 until the date of disposition, of $12,087. Revenue from discontinued operations for fiscal 1993 was $22,282.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1995 and 1994.

 (In thousands, except per share data)

                                                          FIRST          SECOND         THIRD        FOURTH        FOR THE
                                                          QUARTER        QUARTER        QUARTER      QUARTER         YEAR
                                                          -------        -------        -------      -------       -------
    1995
    ----
Net revenues.......................................        $31,421       $37,558       $38,305       $38,445       $145,729
Operating income...................................             45         6,738         6,451         6,081         19,315
Net income (loss)..................................        (2,492)         4,235         4,099         3,843          9,685
Net income (loss) per share .......................      $  (0.08)       $  0.12      $   0.12       $  0.11       $   0.28

    1994
    ----
Net revenues.......................................        $26,052       $36,151       $36,491       $37,646       $136,340
Operating income (loss)............................        (5,622)         4,341         4,010         3,253          5,982
Income (loss) before extraordinary item............        (7,416)         2,183         1,658           845        (2,730)
Net income (loss) .................................        (8,006)         2,183         1,658           845        (3,320)
Income (loss) per share:
  Before extraordinary item........................         (0.29)          0.07          0.05          0.02         (0.09)
  Net income (loss) ...............................       $ (0.32)        $ 0.07        $ 0.05        $ 0.02       $ (0.11)



NOTE 17 - SUBSEQUENT EVENT (UNAUDITED):

On March 1, 1996 the Company acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000 plus expenses, subject to an adjustment based on the future cash flow of Shadow Traffic. The acquisition will be accounted for as a purchase and, accordingly, Shadow Traffic's results of operations will be included in the consolidated statement of operations from the date the acquisition is consummated. The acquisition will be financed using existing cash and available bank borrowings.

                               WESTWOOD ONE, INC.
                                   SCHEDULE IX
                       CONSOLIDATED SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                  MAXIMUM              AVERAGE       WEIGHTED
                                                                  AMOUNT               AMOUNT        AVERAGE
CATEGORY OF                 BALANCE           WEIGHTED              OUT-                OUT-         INTEREST
AGGREGATE                     AT               AVERAGE           STANDING             STANDING        RATE
SHORT-TERM                  END OF            INTEREST          DURING THE           DURING THE      DURING THE
BORROWINGS                  PERIOD              RATE              PERIOD               PERIOD         PERIOD
------------                -------           --------          ----------           ----------      ----------

Year Ended
December 31,
1994:

   Note payable          $    -                  -                $2,657              $   139          8.4%


Year Ended
November 30,
1993:

   Note payable             6,448               8.3%               7,248                4,399           8.2



Notes: Short-term borrowings during the years covered by this schedule consist of loans made under various established credit lines. The average amount outstanding during each period was computed by dividing the average outstanding principal balance by 365 days. The weighted average interest rate during each period was computed by dividing the actual interest expense on such borrowings by the average amount outstanding during that period. The Company did not have any short-term borrowings in 1995.