Form 10-Q
period 1996-03-31
WESTWOOD ONE INC /DE/
filed 1996-05-15
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                               95-3980449
            --------                                               ----------
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

                                            Yes     X                  No
                                                  ----                   ----
As of May 1, 1996, 31,090,257 shares of Common Stock, excluding 607,395 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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



                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                      March 31,         December 31,
                                                                                                         1996                1995
                                                                                                         ----                ----
       ASSETS
       ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                          $     405            $     256
  Accounts receivable, net of allowance for doubtful accounts                                           32,228               36,591
  Other current assets                                                                                   5,222                5,038
                                                                                                     ---------            ---------
                     Total Current Assets                                                               37,855               41,885
PROPERTY AND EQUIPMENT, NET                                                                             16,345               15,632
INTANGIBLE ASSETS, NET                                                                                 205,642              184,441
OTHER ASSETS                                                                                             5,303                3,637
                                                                                                     ---------            ---------
                       TOTAL ASSETS                                                                  $ 265,145            $ 245,595
                                                                                                     =========            =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                   $  18,224            $  20,647
  Accrued expenses and other liabilities                                                                22,232               14,675
  Current maturities of long-term debt                                                                  16,250                    -
                                                                                                     ---------            ---------
                     Total Current Liabilities                                                          56,706               35,322
LONG-TERM DEBT                                                                                         106,693              107,943
OTHER LIABILITIES                                                                                        7,642                8,207
                                                                                                     ---------            ---------
                       TOTAL LIABILITIES                                                               171,041              151,472
                                                                                                     ---------            ---------
COMMITMENTS AND CONTINGENCIES                                                                                -                    -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                            -                    -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,628,749 (1996) and 31,507,027 (1995)                                        317                  315
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1996 and 1995)                                                          4                    4
  Additional paid-in capital                                                                           158,166              157,547
  Accumulated deficit                                                                                  (55,539)             (54,899)
                                                                                                     ---------            ---------
                                                                                                       102,948              102,967
  Less treasury stock, at cost; 607,395 shares (1996 and 1995)                                          (8,844)              (8,844)
                                                                                                     ---------            ---------
                       TOTAL SHAREHOLDERS' EQUITY                                                       94,104               94,123
                                                                                                     ---------            ---------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 265,145            $ 245,595
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


                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                         Three Months Ended
                                                                               March 31,
                                                                         ------------------
                                                                           1996        1995
                                                                           ----        ----

GROSS REVENUES                                                           $39,189    $ 36,603
  Less Agency Commissions                                                  5,341       5,182
                                                                        --------    --------
NET REVENUES                                                              33,848      31,421
                                                                        --------    --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                           28,411      26,931
Depreciation and Amortization                                              2,844       3,227
Corporate General and Administrative Expenses                              1,263       1,218
                                                                        --------    --------
                                                                          32,518      31,376
                                                                        --------    --------
OPERATING INCOME                                                           1,330          45
Interest Expense                                                           2,051       2,637
Other Income                                                            (    82)    (   100)
                                                                        --------    --------
LOSS BEFORE INCOME TAXES                                                (   639)    ( 2,492)
INCOME TAXES                                                                   -           -
                                                                        --------    --------

NET LOSS                                                                ($  639)    ($2,492)
                                                                        ========    ========

NET LOSS PER SHARE                                                      ($  .02)    ($  .08)
                                                                        ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                       31,307      31,187
                                                                        ========    ========



          See accompanying notes to consolidated financial statements.




                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                           1996                1995
                                                                                                           ----                ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                                              ($   639)          ($ 2,492)
  Adjustments to reconcile net loss to net cash provided by operating activities before cash payments related to extraordinary item:
        Depreciation and amortization                                                                      2,844              3,227
        Other                                                                                                 74                (21)
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                                 8,608              8,816
           Increase in prepaid assets                                                                     (2,285)              (119)
           Increase (decrease) in accounts payable and accrued liabilities                                (3,549)               127
                                                                                                        --------           --------
                       Net Cash Provided By Operating Activities                                           5,053              9,538
                                                                                                        --------           --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Shadow Traffic in 1996)                                                      (20,097)              (195)
  Capital expenditures                                                                                      (322)              (184)
  Cash payments related to disposition of discontinued operations                                            (10)                (6)
  Other                                                                                                      (96)                24
                                                                                                        --------           --------
                       Net Cash Used For Investing Activities                                            (20,525)              (361)
                                                                                                        --------           --------
                       CASH PROVIDED (USED) BEFORE
                          FINANCING ACTIVITIES                                                           (15,472)             9,177
                                                                                                        --------           --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                                             --             (2,500)
  Borrowings under debt arrangements                                                                      15,000                 --
  Issuance of common stock                                                                                   621                899
                                                                                                        --------           --------
                       NET CASH FROM (USED IN) FINANCING ACTIVITIES                                       15,621             (1,601)
                                                                                                        --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                    149              7,576

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             256              2,439
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $    405           $ 10,015
                                                                                                        ========           ========

                   See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION:
- -------------------------------

         The accompanying consolidated balance sheet as of March 31, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE:
- ----------------------------

         Net loss per share is computed based upon the weighted average number of shares outstanding of 31,307 and 31,187 for the three month periods ended March 31, 1996 and 1995, respectively.


NOTE 3 - DEBT:
- --------------

         In March 1996, the Company borrowed an additional $15,000 under its bank revolving credit facility (the "Facility") to complete its acquisition of the operating assets of Shadow Traffic (see Note 4). At March 31, 1996 the Company had outstanding borrowings of $107,500. In April the Company repaid $1,250 of the Facility in accordance with its terms. The Company is currently in negotiations with its lenders to amend its Facility.


NOTE 4 - ACQUISITION OF SHADOW TRAFFIC:
- ---------------------------------------

         On March 1, 1996, the Company through its wholly-owned subsidiary Westwood One Broadcasting Services Inc. acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000 plus expenses, subject to an adjustment based on the future cash flow of Shadow Traffic. The acquisition was accounted for as a purchase, and accordingly, Shadow Traffic's operating results are included with those of the Company from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired as part of the purchase are being amortized over 15 years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         On March 1, 1996 the Company acquired the operating assets of Shadow Traffic. The acquisition was accounted for as a purchase and accordingly, Shadow Traffic's operating results are included with those of the Company from the date of acquisition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1995
  --------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 8% to $33,848 in the first quarter of 1996 from $31,421 in the comparable prior year quarter. The increase in net revenue was primarily due to higher advertising rates for the Company's programs as well as the acquisition of Shadow Traffic.

         Operating costs and expenses excluding depreciation and amortization increased 6% to $28,411 in the first fiscal quarter of 1996 from $26,931 in the first quarter of 1995. The increase was primarily attributable to the acquisition of Shadow Traffic, partially offset by lower station compensation expenses.

         Depreciation and amortization decreased 12% to $2,844 in the first quarter of 1996 from $3,227 in the first quarter of 1995. The decrease is principally attributable to lower amortization of programming costs and rights, partially offset by higher depreciation and amortization associated with the acquisition of Shadow Traffic.

         Operating income increased $1,285 to $1,330 in the first quarter of 1996 from $45 in the first quarter of 1995. The improvement is principally attributable to lower costs and depreciation and amortization from the Company's network radio operations.

         Interest expense decreased 22% to $2,051 in the first quarter of 1996 from $2,637 in 1995. The decrease is principally attributable to lower debt levels and interest rates.

         The net loss decreased $1,853, or 74%, to $639 ($.02 per share) in the first quarter of 1996 from $2,492 ($.08 per share) in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         At March 31, 1996, the Company's cash and cash equivalents were $405, an increase of $149 from December 31, 1995.

         For the three months ended March 31, 1996 versus the comparable prior year period, net cash from operating activities decreased $4,485, principally as a result of reducing accounts payable and accrued liabilities.

         In March 1996, the Company borrowed $15,000 on its revolving credit facility (the "Facility") to complete the acquisition of Shadow Traffic. Accordingly, the outstanding debt on the Facility was $107,500 at March 31, 1996. In April 1996, the Company repaid $1,250 of the Facility in accordance with its terms, thereby reducing its outstanding balance to $106,250.

         Management believes that the Company's cash and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                            PART II OTHER INFORMATION

ITEMS 1 THROUGH 5
- -----------------

         These items are not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

         (a)      EXHIBITS
                  --------

                  27.  Financial Data Schedule.


         (b)      REPORTS ON FORM 8-K
                  -------------------

                  There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WESTWOOD ONE, INC.




                                             By: FARID SULEMAN
                                                 -----------------------
                                                 FARID SULEMAN
                                                 Chief Financial Officer






                                                Dated: May 15, 1996