Form 10-Q
period 1996-06-30
WESTWOOD ONE INC /DE/
filed 1996-08-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                          95-3980449
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

                          Yes     X                      No

As of August 9, 1996, 30,492,257 shares of Common Stock, excluding 1,325,395 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                        June 30,   December 31,
                                                                          1996         1995
                                                                          ----         ----
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     276    $     256
  Accounts receivable, net of allowance for doubtful accounts            41,682       36,591
  Other current assets                                                    4,475        5,038
                                                                          -----        -----
      Total Current Assets                                               46,433       41,885
PROPERTY AND EQUIPMENT, NET                                              15,811       15,632
INTANGIBLE ASSETS, NET                                                  203,672      184,441
OTHER ASSETS                                                              6,138        3,637
                                                                          -----        -----
        TOTAL ASSETS                                                  $ 272,054    $ 245,595
                                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $  17,163    $  20,647
  Accrued expenses and other liabilities                                 25,482       14,675
  Current maturities of long-term debt                                   18,750         --
                                                                         ------       ------
      Total Current Liabilities                                          61,395       35,322
LONG-TERM DEBT                                                          102,943      107,943
OTHER LIABILITIES                                                         7,102        8,207
                                                                          -----        -----
        TOTAL LIABILITIES                                               171,440      151,472
                                                                        -------      -------
COMMITMENTS AND CONTINGENCIES                                              --           --
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding          --           --
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,817,652 (1996) and 31,507,027 (1995)         318          315
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1996 and 1995)                           4            4
  Additional paid-in capital                                            158,458      157,547
  Accumulated deficit                                                   (48,547)     (54,899)
                                                                        -------      -------
                                                                        110,233      102,967
  Less treasury stock, at cost; 657,395 (1996) and 607,395 (1995)        (9,619)      (8,844)
                                                                         ------       ------
        TOTAL SHAREHOLDERS' EQUITY                                      100,614       94,123
                                                                        -------       ------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 272,054    $ 245,595
                                                                      =========    =========


See accompanying notes to consolidated financial statements.

                              WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                       --------               --------
                                                  1996        1995        1996        1995
                                                  ----        ----        ----        ----

GROSS REVENUES                                 $ 52,629    $ 43,748    $ 91,818    $ 80,351
  Less Agency Commissions                         7,237       6,190      12,578      11,372
                                                  -----       -----      ------      ------
NET REVENUES                                     45,392      37,558      79,240      68,979
                                                 ------      ------      ------      ------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                  31,249      25,779      59,660      52,710
Depreciation and Amortization                     3,094       3,524       5,938       6,751
Corporate General and Administrative Expense      1,501       1,517       2,764       2,735
                                                  -----       -----       -----       -----
                                                 35,844      30,820      68,362      62,196
                                                 ------      ------      ------      ------
OPERATING INCOME                                  9,548       6,738      10,878       6,783
Interest Expense                                  2,172       2,430       4,223       5,067
Other Income                                        (44)       (114)       (126)       (214)
                                                    ---        ----        ----        ----
INCOME BEFORE INCOME TAXES                        7,420       4,422       6,781       1,930
INCOME TAXES                                        429         187         429         187
                                                    ---         ---         ---         ---

NET INCOME                                     $  6,991    $  4,235    $  6,352    $  1,743
                                               ========    ========    ========    ========


NET INCOME PER SHARE                           $    .20    $    .12    $    .19    $    .05
                                               ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING              35,060      35,426      33,209      33,232
                                               ========    ========    ========    ========



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                           1996         1995
                                                                           ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                            $  6,352    $  1,743
  Adjustments to reconcile net loss to net cash provided by operating activities
        Depreciation and amortization                                      5,938       6,751
        Other                                                                193         (80)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                       (846)      3,622
           (Increase) in prepaid assets                                     (159)       (334)
           (Decrease) in accounts payable and accrued liabilities         (1,292)     (3,088)
                                                                          ------      ------
               Net Cash Provided By Operating Activities                  10,186       8,614
                                                                          ------       -----
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Shadow Traffic in 1996)                      (20,701)       (378)
  Capital expenditures                                                      (454)       (275)
  Other                                                                   (2,900)        (27)
                                                                          ------         ---
           Net Cash Used For Investing Activities                        (24,055)       (680)
                                                                         -------        ----
           CASH PROVIDED (USED) BEFORE
              FINANCING ACTIVITIES                                       (13,869)      7,934
                                                                         -------       -----
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                           --        (8,750)
  Borrowings under debt arrangements                                      13,750        --
  Issuance of common stock                                                   914       1,371
  Repurchase of common stock                                                (775)     (1,447)
                                                                            ----      ------
           NET CASH FROM (USED IN) FINANCING ACTIVITIES                   13,889      (8,826)
                                                                          ------      ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          20        (892)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             256       2,439
                                                                             ---       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    276    $  1,547
                                                                        ========    ========

          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION:

           The accompanying consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

           These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE:

           Net income per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 35,060 and 35,426 for the three month periods ended June 30, 1996 and 1995, respectively and 33,209 and 33,232 for the six month periods ended June 30, 1996 and 1995, respectively.

NOTE 3 - DEBT:

           In March 1996, the Company borrowed an additional $15,000 under its bank revolving credit facility (the "Facility") to complete its acquisition of the operating assets of Shadow Traffic (see Note 4). At June 30, 1996, the Company had outstanding borrowings under the Facility of $106,250. In July 1996, the Company borrowed $5,000 under an unsecured loan that matures on September 30, 1996.

NOTE 4 - ACQUISITION OF SHADOW TRAFFIC:

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 1995

           Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $7,834, or 21%, to $45,392 in the second quarter of 1996 from $37,558 in the comparable prior year quarter. The increase in net revenue was primarily due to the acquisition of Shadow Traffic and higher advertising rates for the Company's programs.

           Operating costs and expenses excluding depreciation and amortization increased $5,470, or 21%, to $31,249 in the second quarter of 1996 from $25,779 in the second quarter of 1995. The increase was primarily attributable to the acquisition of Shadow Traffic, partially offset by lower station compensation expenses.

           Depreciation and amortization decreased $430, or 12%, to $3,094 in the second quarter of 1996 from $3,524 in the second quarter of 1995. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances, partially offset by higher depreciation and amortization associated with the acquisition of Shadow Traffic.

           Operating income increased $2,810, or 42%, to $9,548 in the second quarter of 1996 from $6,738 in the second quarter of 1995. The improvement is principally attributable to higher revenue and lower depreciation and amortization from the Company's network radio operations.

           Interest expense decreased 11% to $2,172 in the second quarter of 1996 from $2,430 in 1995. The decrease is principally attributable to lower debt levels as well as lower interest rates in the second quarter of 1996.

           Net income increased $2,756, or 65%, to $6,991 ($.20 per share) in the second quarter of 1996 from $4,235 ($.12 per share) in the second quarter of 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 1995

           Net revenue for the first half of 1996 increased 15% to $79,240 in 1996 from $68,979 in the first half of 1995. The increase is primarily attributable to the acquisition of Shadow Traffic and to higher advertising rates for the Company's programs.

           Operating costs and expenses increased 13% to $59,660 in the first half of 1996 from $52,710 in the comparable 1995 period. The increase was primarily attributable to the purchase of Shadow Traffic.

           Depreciation and amortization decreased 12% to $5,938 in the first half of 1996 from $6,751 in the first half of 1995. The decrease is principally attributable to lower amortization of programming costs and rights, partially offset by higher depreciation and amortization resulting from the purchase of Shadow Traffic.

           Interest expense decreased 17% to $4,223 in the first half of 1996 as compared to $5,067 in the first half of 1995. The decrease is principally attributable to lower debt levels as well as lower interest rates in the second half of 1996.

           Net income increased 264% to $6,352 ($.19 per share) in the first half of 1996 from $1,743 ($.05 per share) in the comparable 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1996, the Company's cash and cash equivalents were $276, an increase of $20 from December 31, 1995.

           For the six months ended June 30, 1996 net cash from operating activities increased $1,572 to $10,186 as compared to $8,614 in 1995. The improvement is principally attributable to improved operating results.

           In March 1996, the Company borrowed $15,000 on its revolving credit facility (the "Facility") to complete the acquisition of Shadow Traffic. The outstanding debt on the Facility was $106,250 at June 30, 1996.

           In June 1996, as part of its Common Stock Repurchase Plan, the Company repurchased 50 shares of Common Stock at a cost of $775. Subsequent to June 1996 (through August 9, 1996), the Company repurchased an additional 668 shares of Common Stock at a cost of $9,568.

           In July 1996, the Company obtained a $5,000 unsecured loan which matures on September 30, 1996. The proceeds of the loan were used to repurchase the Company's Common Stock and for working capital.

           Management believes that the Company's cash and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                            PART II OTHER INFORMATION

ITEMS 1 THROUGH 3

           These items are not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Shareholders of the Company was held on June 17, 1996.

          (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B stock voted together on all matters except for the election of Gerald Greenberg as a Class III director, for which holders of Common Stock voted alone):

               1)   Election of Class III Directors:

                                             STEVEN A. LERMAN   GERALD GREENBERG

                         FOR                     45,634,775        28,146,475

                         WITHHELD                   569,784           473,584

               2)   Approval of Amendment to Amended 1989 Stock Incentive Plan:

                         FOR                     40,043,401

                         AGAINST                  5,770,231

                         ABSTAIN                    235,427

               3) Ratification of the selection of Price Waterhouse as the independent accountants of the Company for fiscal 1996.

                         FOR                      46,179,343

                         AGAINST                       2,916

                         ABSTAIN                      22,300

ITEM 5

           Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       EXHIBITS
                     27. Financial Data Schedule

           (b)       REPORTS ON FORM 8-K

                     There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WESTWOOD ONE, INC.


                                             By: /s/FARID SULEMAN
                                                 -----------------------
                                                 FARID SULEMAN
                                                 Chief Financial Officer






                                             Dated: August 13, 1996