Form 10-Q
period 1996-09-30
WESTWOOD ONE INC /DE/
filed 1996-11-08
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                                  95-3980449
            --------                                                  ----------
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


                     Yes     X                      No
                            --                        --


As of November 1, 1996, 30,323,990 shares of Common Stock, excluding 1,845,395 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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


                                WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                                                                    September 30,       December 31,
                                                                                                        1996                 1995
                                                                                                        ----                 ----
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                          $   4,232            $     256
  Accounts receivable, net of allowance for doubtful accounts                                           40,244               36,591
  Other current assets                                                                                   3,380                5,038
                                                                                                     ---------            ---------
            Total Current Assets                                                                        47,856               41,885
PROPERTY AND EQUIPMENT, NET                                                                             15,764               15,632
INTANGIBLE ASSETS, NET                                                                                 201,703              184,441
OTHER ASSETS                                                                                             7,595                3,637
                                                                                                     ---------            ---------
              TOTAL ASSETS                                                                           $ 272,918            $ 245,595
                                                                                                     =========            =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   $  17,819            $  20,647
  Accrued expenses and other liabilities                                                                25,505               14,675
                                                                                                     ---------            ---------
            Total Current Liabilities                                                                   43,324               35,322
LONG-TERM DEBT                                                                                         130,443              107,943
OTHER LIABILITIES                                                                                        6,440                8,207
                                                                                                     ---------            ---------
              TOTAL LIABILITIES                                                                        180,207              151,472
                                                                                                     ---------            ---------
COMMITMENTS AND CONTINGENCIES                                                                             --                   --
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                         --                   --
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,817,652 (1996) and 31,507,027 (1995)                                        318                  315
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1996 and 1995)                                                          4                    4
  Additional paid-in capital                                                                           158,458              157,547
  Accumulated deficit                                                                                  (42,082)             (54,899)
                                                                                                     ---------            ---------
                                                                                                       116,698              102,967
  Less treasury stock, at cost; 1,605,395 (1996) and 607,395 (1995)                                    (23,987)              (8,844)
                                                                                                     ---------            ---------
              TOTAL SHAREHOLDERS' EQUITY                                                                92,711               94,123
                                                                                                     ---------            ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 272,918            $ 245,595
                                                                                                     =========            =========



                 See accompanying notes to consolidated financial statements.

                                            WESTWOOD ONE, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share amounts)



                                                                         Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                           -------------                      -------------

                                                                       1996              1995              1996              1995
                                                                       ----              ----              ----              ----

GROSS REVENUES                                                      $  55,267         $  44,547         $ 147,085         $ 124,898
  Less Agency Commissions                                               7,706             6,242            20,284            17,614
                                                                    ---------         ---------         ---------         ---------
NET REVENUES                                                           47,561            38,305           126,801           107,284
                                                                    ---------         ---------         ---------         ---------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                        34,138            26,959            93,798            79,669
Depreciation and Amortization                                           2,958             3,502             8,896            10,253
Corporate General and Administrative Expenses                           1,509             1,393             4,273             4,128
                                                                    ---------         ---------         ---------         ---------
                                                                       38,605            31,854           106,967            94,050
                                                                    ---------         ---------         ---------         ---------
OPERATING INCOME                                                        8,956             6,451            19,834            13,234
Interest Expense                                                        2,271             2,251             6,494             7,318
Other Income                                                              (81)              (69)             (207)             (283)
                                                                    ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES                                              6,766             4,269            13,547             6,199
INCOME TAXES                                                              301               170               730               357
                                                                    ---------         ---------         ---------         ---------

NET INCOME                                                          $   6,465         $   4,099         $  12,817         $   5,842
                                                                    =========         =========         =========         =========



NET INCOME PER SHARE                                                $     .19         $     .12         $     .38         $     .17
                                                                    =========         =========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    34,381            35,643            33,599            34,036
                                                                    =========         =========         =========         =========





          See accompanying notes to consolidated financial statements.
                                      - 4 -


                                WESTWOOD ONE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                                 -------------
                                                                                                          1996                1995
                                                                                                          ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                           $ 12,817            $  5,842
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                     8,896              10,252
        Other                                                                                               292                (156)
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                                  592               3,713
           Decrease (Increase) in prepaid assets                                                            436              (1,047)
           (Decrease) in accounts payable and accrued liabilities                                          (773)             (1,560)
                                                                                                        --------           --------

              Net Cash Provided By Operating Activities                                                  22,260              17,044
                                                                                                        --------           --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies (Shadow Traffic in 1996)                                                     (21,191)               (646)
  Capital expenditures                                                                                     (940)               (748)
  Other                                                                                                  (4,424)               (106)
                                                                                                        --------           --------
              Net Cash Used For Investing Activities                                                    (26,555)             (1,500)
                                                                                                        --------           --------
              CASH PROVIDED (USED) BEFORE
                 FINANCING ACTIVITIES                                                                    (4,295)             15,544
                                                                                                         -------           --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                                        (1,250)            (12,500)
  Borrowings under debt arrangements                                                                     23,750                --
  Issuance of common stock                                                                                  914               3,405
  Repurchase of common stock                                                                            (15,143)             (4,330)
                                                                                                        --------           --------
              NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                8,271             (13,425)
                                                                                                        -------            --------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                                3,976               2,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                            256               2,439
                                                                                                        -------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $  4,232            $  4,558
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

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------

           The accompanying consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

           These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Earnings Per Share:
----------------------------

           Net income per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 34,381 and 35,643 for the three month periods ended September 30, 1996 and 1995, respectively and 33,599 and 34,036 for the nine month periods ended September 30, 1996 and 1995, respectively.

NOTE 3 - Debt:
--------------

           On September 30, 1996, the Company amended its bank revolving credit facility (the "Facility"). The following summarizes the most significant changes to the Facility:

               The amount of the Facility was increased to $150,000 (comprised of a $75,000 revolving credit commitment and a $75,000 term loan),
               The Facility is available until September 30, 2004,
               No reductions in the Facility are required until September 30, 1999 and
               The interest rate Applicable Margins were reduced (for prime rate loans the Applicable Margin range is now between 0% and .25% and for Eurodollar loans the Applicable Margin range is now between .5% and 1.25%).

           At September 30, 1996, the Company had outstanding borrowings under the Facility of $115,000 and available borrowings of $35,000.

NOTE 4 - Acquisition of Shadow Traffic:
---------------------------------------

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 1996 COMPARED
  WITH THREE MONTHS ENDED SEPTEMBER  30, 1995
  ---------------------------------------------

           Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $9,256, or 24% to $47,561 in the third quarter of 1996 from $38,305 in the comparable prior year quarter. The increase in net revenue was primarily due to the acquisition of Shadow Traffic and as a result of the Company's exclusive rights to the 1996 Summer Olympics.

           Operating costs and expenses excluding depreciation and amortization increased $7,179, or 27%, to $34,138 in the third quarter of 1996 from $26,959 in the third quarter of 1995. The increase was primarily attributable to the acquisition of Shadow Traffic and the 1996 Summer Olympics, partially offset by lower station compensation expenses.

           Depreciation and amortization decreased 16% to $2,958 in the third quarter of 1996 from $3,502 in the third quarter of 1995. The decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances, partially offset by higher depreciation and amortization associated with the acquisition of Shadow Traffic.

           Corporate general and administrative expenses increased 8% to $1,509 in 1996 from $1,393 in 1995. The increase is primarily attributable to higher compensation expense.

           Operating income increased $2,505, or 39%, to $8,956 in the third quarter of 1996 from $6,451 in the third quarter of 1995. The improvement is principally attributable to higher revenue and lower depreciation and amortization.

           Interest expense increased 1% to $2,271 in the third quarter of 1996 from $2,251 in the third quarter of 1995. The increase was principally attributable to higher debt levels as a result of the acquisition of Shadow Traffic, partially offset by lower interest rates.

           Net income in the third quarter increased 58% to $6,465, or $.19 per share, in 1996 from $4,099, or $.12 per share, in 1995. The weighted average number of shares outstanding (including common stock equivalents) decreased 4% to 34,381 in the third quarter of 1996 from 35,643 in the comparable 1995 quarter, due principally to the Company's stock repurchase program.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
  WITH NINE MONTHS ENDED SEPTEMBER 30, 1995
  -------------------------------------------

           Net revenue for the first nine months of 1996 increased 18% to $126,801 in 1996 from $107,284 in the first nine months of 1995. The increase is primarily attributable to the acquisition of Shadow Traffic, the Company's exclusive rights to the 1996 Summer Olympics, and higher advertising rates for the Company's programs.

           Operating costs and expenses increased 18% to $93,798 in the first nine months of 1996 from $79,669 in the comparable 1995 period. The increase was primarily attributable to the acquisition of Shadow Traffic, and the 1996 Summer Olympics, partially offset by lower station compensation expenses.

           Depreciation and amortization decreased 13% to $8,896 in the first nine months of 1996 from $10,253 in the first nine months of 1995. The decrease is principally attributable to lower amortization of programming costs and rights, partially offset by higher depreciation and amortization resulting from the purchase of Shadow Traffic.

           Corporate general and administrative expenses increased 4%, to $4,273 in the first nine months of 1996 from $4,128 in 1995's first nine months, principally to higher compensation expenses.

           Interest expense decreased 11% to $6,494 in the first nine months of 1996 as compared to $7,318 in the first nine months of 1995. The decrease is principally attributable to lower debt levels and lower interest rates.

           Net income increased 119% to $12,817 ($.38 per share) in the first nine months of 1996 as compared to $5,842 ($.17 per share) in the comparable 1995 period. The weighted average number of shares outstanding decreased 1% to 33,599 in 1996 from 34,036 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           At September 30, 1996, the Company's cash and cash equivalents were $4,232, an increase of $3,976 from December 31, 1995.

           For the nine months ended September 30, 1996 net cash from operating activities increased $5,216 to $22,260 as compared to $17,044 in 1995. The improvement is principally attributable to improved operating results.

           On September 30, 1996, the Company amended its bank revolving credit facility. As a result of the amendment, the Facility was increased to $150,000, the maturity of the Facility was extended to September 30, 2004, mandatory reductions were postponed till September 30, 1999 and the interest rate
Applicable Margins were reduced. At September 30, 1996, the Company had available borrowings of $35,000.

           In the first nine months of 1996, as part of its Common Stock Repurchase Plan, the Company repurchased 998 shares of Common Stock at a cost of $15,143. Subsequent to September 1996 (through November 4, 1996), the Company repurchased an additional 290 shares of Common Stock at a cost of $4,796.

           Management believes that the Company's cash, available borrowing and anticipated cash flow from operations will be sufficient to finance current and forecasted operations over the next 12 months.

                            PART II OTHER INFORMATION



Items 1 through 5
-----------------

           These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

       10.1 Amended and Restated Credit Agreement, dated September 30, 1996 between Registrant and The Chase Manhattan Bank and co-Agents.
       27.     Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

      There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WESTWOOD ONE, INC.




                                  By:   /s/ FARID SULEMAN
                                        --------------------------
                                          FARID SULEMAN
                                          Chief Financial Officer






                                  Dated: November 8, 1996