Form 10-K
period 1996-12-31
WESTWOOD ONE INC /DE/
filed 1997-03-12
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996       Commission file number 0-13020


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

           Securities registered pursuant to Section 12(b)of the Act:

                                                        Name of Each Exchange on
Title of each class                                             Which Registered
      None                                                                  None
           Securities registered pursuant to Section 12(g)of the Act:

                                  Common Stock
                                (Title of Class)

                    Seven Year Common Stock Purchase Warrants
                                (Title of Class)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates as of February 15, 1997 was approximately $433 million.

      As of February 15, 1997, 29,784,257 shares (excluding 2,090,395 treasury shares) of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                     PART I

Item 1.  Business


General

Westwood One, Inc. (the "Company" or "Westwood One") is a leading producer and distributor of nationally sponsored radio programs and is the nation's second largest radio network. In addition, the Company owns and operates Westwood One Broadcasting Services, Inc. ("WBS"), which provides local traffic, news, sports and weather programming to radio stations and other media outlets in New York, Chicago, Los Angeles and Philadelphia. Westwood One is managed by Infinity Broadcasting Corporation (now an affiliate of CBS Radio) ("CBS Radio") pursuant to a five-year Management Agreement which expires on February 3, 1999.

The Company's principal source of revenue is selling radio time to advertisers through one of its three operating divisions: Westwood One Radio Networks, Westwood One Entertainment (the "Network Divisions"), and, effective March 1996, WBS. The Company generates revenue principally by its Network Divisions entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the spots to national advertisers. WBS generates revenue principally by selling audience it obtains from radio stations and other media outlets where it has operations to local as well as national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

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

Westwood One is managed by CBS Radio pursuant to a Management Agreement between the Company and CBS Radio pursuant to which (a) the Chief Executive Officer of CBS Radio, currently Mel Karmazin, became the Chief Executive Officer of the Company, (b) the Chief Financial Officer of CBS Radio, currently Farid Suleman, became the Chief Financial Officer of the Company and CBS Radio began managing the business and operations for an annual base fee of $2,000,000 (adjusted for inflation), an annual cash bonus (payable in the event of meeting certain financial targets) and warrants to acquire shares of Common Stock exercisable after the Company's Common Stock reaches certain market prices per share. In addition, a Voting Agreement was executed providing for the reconstitution of the Board of Directors into a maximum nine-member Board (currently eight members due to the sale of Common Stock by Norman Pattiz) and the voting of Norman Pattiz's shares of the Company's Common Stock and Class B Stock and the shares of the Common Stock held by Infinity Network, Inc. ("INI"), a wholly-owned subsidiary of CBS Radio.


Industry Background

    Radio Broadcasting

As of January 1, 1997, there were approximately 9,750 commercial radio stations in the United States.

A radio station selects a style of programming ("format") to attract a target listening audience and thereby attract commercial advertising directed at that audience. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

The diversity in program formats has intensified competition among stations for local advertising revenue. A radio station has two principal ways of effectively competing for these revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news product, such as supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenue.

    Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. However, this process can be expensive and inefficient. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience, achieving national coverage on a cost efficient basis. In addition, an advertiser can choose to emphasize their message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

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

In 1996, the Company expanded its strategy to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. In March 1996, WBS acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000,000 plus expenses, subject to an adjustment based on actual cash flow for the twelve month period ending February 28, 1997 (See Note 2 to Consolidated Financial Statements). In addition, WBS has options to acquire the Shadow operations in other cities.

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

Westwood One also produces and distributes special event syndicated programs. In 1996 the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Who: Quadrophenia Live from Madison Square Garden, Sting: Live from Houston, Texas, and Gloria Estefan: Live HBO Simulcast.

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

    Affiliated Radio Stations

The Network Divisions' business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own. The Company offers radio stations a wide selection of regularly scheduled and special event syndicated programming as well as 24-hour continuous play formats. These programs and formats are completely produced by the Company and, therefore, the stations have no production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

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


Employees

On February 15, 1997, Westwood One had 576 full-time employees, including a domestic advertising sales force of 68 people. In addition, the Company maintains continuing relationships with approximately 53 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System, NBC Radio Networks, and Unistar Radio Networks ("Unistar") are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

Item 2. Properties

The Company owns a 7,600 square-foot building in Culver City, California in which its production facilities are located and a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space. In addition, the Company leases offices in New York; Chicago; Detroit; Dallas; Philadelphia; San Francisco; Arlington, Virginia and Valencia, California.

The Company believes that its facilities are adequate for its current level of operations.

Item 3. Legal Proceedings

    - None -


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

On February 15, 1997 there were approximately 272 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting on June 17, 1996, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 4,500.

The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol WONE since the Company's initial public offering on April 24, 1984. The following table sets forth the range of high and low last sales prices on the NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated.



1996                                       High                  Low
First Quarter...........................   18 1/2                14 1/8

Second Quarter..........................   18 5/8                15 1/8

Third Quarter...........................   18 3/8                13 1/2

Fourth Quarter..........................   18 5/8                15 3/8



1995
First Quarter...........................    13 1/8                9 3/4

Second Quarter..........................    15 1/8               12 1/8

Third Quarter...........................    19 3/8               14 3/4

Fourth Quarter..........................    17 3/4               13 3/4



No cash dividend was paid on the Company's stock during 1996 or 1995, and the payment of dividends is restricted by the terms of its loan agreements.

Item 6. Selected Financial Data
           (In thousands except per share data)

The table below summarizes selected consolidated financial data of the Company for each of the last five fiscal years:


OPERATING RESULTS FOR YEAR ENDED:
                                                                      December 31,                         November 30,
                                                       --------------------------------------       ----------------------
                                                           1996           1995           1994          1993           1992
                                                           ----           ----           ----          ----           ----
NET REVENUES                                           $171,784       $145,729       $136,340       $84,014        $86,376
OPERATING EXPENSES, EXCLUDING
 DEPRECIATION AND AMORTIZATION                          132,247        112,661        112,198        69,821         85,415
DEPRECIATION AND AMORTIZATION                            12,265         13,753         18,160        16,384         19,661
OPERATING INCOME (LOSS)                                  27,272         19,315          5,982       (2,191)       (18,700)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                              17,500          9,685        (2,730)       (8,682)       (21,397)
(LOSS) FROM DISCONTINUED
 OPERATIONS                                                 -              -             -         (15,227)        (2,721)
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                                      17,500          9,685        (2,730)      (23,909)       (24,118)
EXTRAORDINARY LOSS                                          -              -          (590)             -              -
NET INCOME (LOSS)                                       $17,500         $9,685       ($3,320)     ($23,909)      ($24,118)

INCOME (LOSS) PER SHARE:
  Continuing Operations                                   $ .52          $ .28        ($ .09)       ($ .57)        ($1.44)
  Discontinued Operations                                   -              -              -         ( 1.01)         ( .18)
                                                        -------        -------       --------     ---------      ---------

  Income (Loss) Before Extraordinary Item                   .52            .28        (  .09)       ( 1.58)        ( 1.62)
  Extraordinary Item                                        -              -          (  .02)           -              -
                                                        -------        -------       --------     ---------      ---------

    Net Income (Loss)                                     $ .52          $ .28        ($ .11)       ($1.58)        ($1.62)
                                                        =======        =======       ========     =========      =========

BALANCE SHEET DATA AT:
                                                                      December, 31                         November 30,
                                                        -------------------------------------       ----------------------
                                                           1996           1995           1994          1993           1992
                                                           ----           ----           ----          ----           ----
CURRENT ASSETS                                          $48,379        $41,885        $46,157       $32,987        $51,091
WORKING CAPITAL                                         (3,647)          6,563          7,685       (1,503)       (11,942)
TOTAL ASSETS                                            273,046        245,595        260,112       152,067        295,740
LONG-TERM DEBT                                          130,443        107,943        115,443        51,943        146,622
TOTAL SHAREHOLDERS' EQUITY                               86,848         94,123         95,454        55,151         75,204

--------------------------------------------------------
Results for the year ended December 31, 1996 include Shadow Traffic from the time it was acquired in March 1996.

Results for the year ended December 31, 1994 include Unistar from the time it was acquired in February 1994.

No cash dividend was paid on the Company's Common Stock during the periods presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands except for per share amounts)

Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 18% to $171,784 in 1996 from $145,729 in 1995, and increased 7% in 1995 from $136,340 in 1994. The increase in 1996 net revenues was primarily due to the acquisition of Shadow Traffic effective March 1, 1996 and the Company's exclusive radio rights to the 1996 Summer Olympics. The increase in 1995 net revenues was primarily a result of the purchase of Unistar in February 1994.

Operating costs and expenses excluding depreciation and amortization increased 19% to $126,702 in 1996 from $106,685 in 1995, and increased 1% in 1995 from
$105,389 in 1994. The 1996 increase was primarily attributable to the acquisition of Shadow Traffic and costs associated with the 1996 Summer Olympics, partially offset by lower station compensation expenses. The 1995 increase was primarily attributable to the purchase of Unistar, partially offset by reductions in affiliate compensation expenses.

Depreciation and amortization decreased 11% to $12,265 in 1996 from $13,753 in 1995, and decreased 24% in 1995 from $18,160 in 1994. The 1996 decrease is principally attributable to lower amortization of programming costs and rights due to lower capitalized balances, partially offset by higher depreciation and amortization associated with the acquisition of Shadow Traffic. The 1995 decrease was primarily a result of lower amortization of programming costs and rights from lower levels of capitalized costs.

Corporate general and administrative expenses decreased 7% to $5,545 in 1996 from $5,976 in 1995, and increased 36% in 1995 from $4,404 in 1994. The decrease in 1996 was principally attributable to a reduction in corporate staff. The increase in 1995 was primarily a result of fees attributable to management fees under the CBS Radio Management Agreement and higher compensation for the Company's chairman.

As a result of the purchase of Unistar, the Company accrued restructuring costs of $2,405 in the first quarter of 1994 principally relating to the consolidation of certain facilities and operations.

Operating income increased 41% to $27,272 in 1996 from $19,315 in 1995, and increased 223% in 1995 from $5,982 in 1994. The significant improvement in 1996 was attributable to the acquisition of Shadow Traffic, the 1996 Summer Olympics, controlling costs and lower amortization of programming costs and rights. The improvement in 1995 was attributable to the acquisition of Unistar and lower amortization of programming costs and rights, partially offset by higher corporate general and administrative expenses.

Interest  expense  was  $8,749,  $9,524  and  $8,802  in 1996,  1995  and  1994,
respectively. The decrease in 1996 was primarily attributable to lower interest rates, partially offset by higher debt levels due to the purchase of Shadow
Traffic. The increase in 1995 was primarily attributable to twelve months' interest in the year for debt incurred as a result of the Unistar acquisition and higher interest rates, partially offset by lower debt levels.

Net income in 1996 increased 81% to $17,500 ($.52 per share) from $9,685 ($.28 per share) in 1995. Net income in 1995 was $9,685 as compared to a 1994 net loss of $3,320 ($.11 per share). The 1994 net loss includes an extraordinary loss of $590 ($.02 per share) as a result of refinancing its senior debt facility in that year.

Weighted average shares outstanding (including common stock equivalents) decreased 2% to 33,563 in 1996 from 34,310 in 1995, and increased 17% in 1995 from 29,414 in 1994. The weighted average shares outstanding decreased in 1996 due principally to the Company's stock repurchase program. The 1995 increase is primarily attributable to the full year impact of share issuances made in 1994 (conversion of 9% Senior Debentures and sale of 5,000 shares to INI).

Liquidity and Capital Resources

At December 31, 1996, the Company's cash and cash equivalents were $2,655 an increase of $2,399 from December 31, 1995. In addition, the Company had available borrowings under its loan agreement of $35,000.

For 1996, net cash from operating activities was $33,237, an increase of $9,014 from 1995. The increase was primarily attributable to higher cash flow from operations. In 1994, net cash from operating activities was much lower due to high working capital requirements as a result of the Unistar acquisition. Net cash used for investing activities increased $24,238 due principally to the purchase of Shadow Traffic. Cash provided before financing activities was $5,364 in 1996.

The Company's amended and restated loan agreement (the "Agreement") permits the Company to repurchase up to $50,000 of its Common Stock from September 30, 1996 through the end of the Agreement. In November 1996, the Company's Board of Directors authorized a new Common Stock repurchase program in the amount of $50,000. During 1996, the Company purchased 1,288 shares of the Company's Common Stock and 500 warrants for a total cost of $25,689. During 1995, the Company purchased 607 shares of the Company's Common Stock and 500 warrants for a total cost of $14,475. At December 31, 1996, the Company had the ability to repurchase $39,454 of its Common Stock pursuant to the Agreement. In 1997 (through February
14), the Company repurchased an additional 195 shares of Common Stock at a cost of $3,517. The stock buybacks have been funded principally from the Company's free cash flow.

On March 1, 1996, the Company purchased the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000 plus expenses, subject to an adjustment based on the actual cash flow of Shadow Traffic for the twelve month period ending February 28, 1997. The acquisition was financed using the Company's existing cash and available bank borrowings.

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

      2.   Exhibits

EXHIBIT
NUMBER                           DESCRIPTION

  3.1    Certificate of Incorporation of Registrant. (1)
  3.2    Agreement of Merger. (1)
  3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
  3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
  3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
  3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
  3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
  3.8    Bylaws of Registrant as currently in effect. (15)
  4 Form of Indenture for 6 3/4% Convertible Subordinated Debentures (including the form of the Debenture). (2)
  4.1 Warrant Agreement dated August 27, 1990 between Registrant and Security Pacific National Bank, as Warrant Agent. (7)
*10.1    Employment Agreement and Registration Rights Agreement, dated
         October 18, 1993, between Registrant and Norman J. Pattiz. (13)
*10.2 First Amendment to Employment Agreement, dated January 26, 1994, between Registrant and Norman J. Pattiz. (13)
*10.3 Second Amendment to Employment Agreement, dated February 2, 1994, between Registrant and Norman J. Pattiz. (15)
*10.4 Employment Agreement, dated June 1, 1995, between Registrant and Gregory P. Batusic. (16)
*10.5 Employment Agreement, dated April 10, 1995, between Registrant and Jeffrey Lawenda. (16)
 10.6 Form of Indemnification Agreement Between Registrant and its Directors and Executive Officers. (4)
 10.7 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (18)
 10.8 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
 10.9 Stock Purchase Agreement, dated November 4, 1993, between Registrant and Unistar Communications Group, Inc., Unistar Radio Network, Inc., and Infinity Broadcasting Corporation. (12)
 10.10 Securities Purchase Agreement, dated November 4, 1993, between Registrant and Infinity Network, Inc. (12)
*10.11 Management Agreement, dated as of February 4, 1994, between Registrant and Infinity Broadcasting Corporation. (12)
*10.12 Voting Agreement, dated as of February 4, 1994, among Registrant, Infinity Network, Inc., Infinity Broadcasting Corporation and Norman
         J. Pattiz. (12)
 10.13 Asset Purchase Agreement, dated March 4, 1996, between Westwood One Broadcasting Services, Inc. and Chicago Shadow Traffic Limited Partnership, New York Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, Philadelphia Express Traffic Limited Partnership, City Traffic Corp., Express Traffic Corp. and Alan Markowitz. (16)
 10.14   Westwood One, Inc. 1989 Stock Incentive Plan. (10)
 10.15   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive
         Plan. (14) (17)
 10.16 Lease, dated July 19, 1989, between First Ball Associates Limited Partnership and Registrant, relating to Arlington, Virginia offices. (6)
 10.17 Lease, dated June 18, 1990, between Broadway 52nd Associates and Unistar Communications Group, Inc. relating to New York, New York offices. (15)

 10.18 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (15)
 10.19 Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (8)
 10.20 Transmission Service Agreement, dated May 28, 1993, between IDB Communications Group, Inc. and Unistar Radio Networks, Inc. (15)
 10.21   Stipulation of Settlement of Class Action Law Suit. (6)
 10.22 Agreement for Cancellation of Loan Documents, Guarantees and Securities Purchase Documents, dated as of November 19, 1993, between Registrant, Westwood One Stations Group, Inc., Westwood One Stations-LA, Inc., Radio & Records, Inc. and Westinghouse Electric Corporation. (13)
 22      List of Subsidiaries
 24      Consent of Independent Accountants
 27      Financial Data Schedule

**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3)      Filed as an exhibit to Registrant's Form 8 dated March 1, 1988
         (File Number 0-13020), and incorporated herein by reference.
(4)      Filed as part of Registrant's September 25, 1986 proxy statement
         (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6)      Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1989  (File  Number   0-13020) and
         incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended August 31, 1990 (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.
(9)      Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1991  (File  Number   0-13020)  and
         incorporated herein by reference.
(10)     Filed as part of Registrant's March 27, 1992 proxy statement
         (File Number 0-13020) and incorporated herein by reference.
(11)     Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1992  (File  Number   0-13020)  and
         incorporated herein by reference.
(12)     Filed as part of Registrant's January 7, 1994 proxy statement
         (File Number 0-13020) and incorporated herein by reference.
(13)     Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1993  (File  Number   0-13020)  and
         incorporated herein by reference.
(14)     Filed as an exhibit to Registrant's July 20, 1994 proxy statement
         (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File Number 0-13020) and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(18) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WESTWOOD ONE, INC.

March  7, 1997                 By    /s/ FARID SULEMAN
                                   ---------------------
                                 Farid Suleman
                                 Director, Secretary and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                                Date
Principal Executive Officer:


/s/ MEL A. KARMAZIN               Director, President and        March  7, 1997
----------------------------      Chief Executive Officer
Mel A. Karmazin

Principal Financial Officer and
  Chief Accounting Officer:


/s/ FARID SULEMAN                 Director, Secretary and         March  7, 1997
----------------------------      Chief Financial Officer
Farid Suleman

Additional Directors:


/s/ NORMAN J. PATTIZ              Chairman of the Board of        March  7, 1997
----------------------------      Directors
Norman J. Pattiz


/s/ DAVID L. DENNIS               Director                        March  7, 1997
----------------------------
David L. Dennis


/s/ GERALD GREENBERG              Director                        March  7, 1997
----------------------------
Gerald Greenberg


/s/ STEVEN A. LERMAN              Director                        March  7, 1997
----------------------------
Steven A. Lerman


/s/ ARTHUR E. LEVINE              Director                        March  7, 1997
----------------------------
Arthur E. Levine


/s/ JOSEPH B. SMITH               Director                        March  7, 1997
----------------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                                Page
                                                                       ----

        --Report of Independent Accountants                            F-2

        --Consolidated Balance Sheets at December 31, 1996
          and 1995                                                     F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 1996, 1995 and 1994                       F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1996, 1995 and 1994         F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994                       F-6

        --Notes to Consolidated Financial Statements                   F-7 - F15




2.     Financial Statement Schedules:

        IX. --Short-term Borrowings                                    F-16

    All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Century City, California
February 12, 1997

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                     1996                  1995
                                                                                                     ----                  ----
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $   2,655             $     256
  Accounts receivable, net of allowance for doubtful accounts
     of $1,724 (1996) and $2,157 (1995)                                                                41,325                36,591
  Other current assets                                                                                  4,399                 5,038
                                                                                                    ---------             ----------
         Total Current Assets                                                                          48,379                41,885
PROPERTY AND EQUIPMENT, NET                                                                            16,146                15,632
INTANGIBLE ASSETS, NET                                                                                201,730               184,441
OTHER ASSETS                                                                                            6,791                 3,637
                                                                                                    ---------             ----------

           TOTAL ASSETS                                                                             $ 273,046             $ 245,595
                                                                                                    ---------             ----------

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                  $  13,250             $  14,468
  Deferred revenue                                                                                      3,767                 2,028
  Other accrued expenses and liabilities                                                               24,166                12,647
  Amounts payable to affiliates                                                                        10,843                 6,179
                                                                                                    ---------             ---------
         Total Current Liabilities                                                                     52,026                35,322
LONG-TERM DEBT                                                                                        130,443               107,943
OTHER LIABILITIES                                                                                       3,729                 8,207
                                                                                                    ---------             ---------
           TOTAL LIABILITIES                                                                          186,198               151,472
                                                                                                    ---------             ---------
COMMITMENTS AND CONTINGENCIES                                                                            --                    --
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                        --                    --
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,817,652 (1996) and 31,507,027 (1995)                                       318                   315
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1996 and 1995)                                                         4                     4
  Additional paid-in capital                                                                          152,708               157,547
  Accumulated deficit                                                                                 (37,399)              (54,899)
                                                                                                     ---------            ----------
                                                                                                      115,631               102,967
  Less treasury stock, at cost; 1,895,395 (1996) and 607,395 (1995) shares                            (28,783)               (8,844)
                                                                                                     ---------            ----------
           TOTAL SHAREHOLDERS' EQUITY                                                                  86,848                94,123
                                                                                                     ---------            ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 273,046             $ 245,595
                                                                                                    =========             =========




          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                        1996             1995             1994
                                                                        ----             ----             ----
GROSS REVENUES                                                       $ 198,988        $ 169,598        $ 158,780
  Less Agency Commissions                                               27,204           23,869           22,440
                                                                     ----------       ----------       ----------
NET REVENUES                                                           171,784          145,729          136,340
                                                                     ----------       ----------       ----------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                        126,702          106,685          105,389
Depreciation and Amortization                                           12,265           13,753           18,160
Corporate General and Administrative Expenses                            5,545            5,976            4,404
Restructuring Costs                                                       --               --              2,405
                                                                     ----------       ----------       ----------
                                                                       144,512          126,414          130,358
                                                                     ----------       ----------       ----------
OPERATING INCOME                                                        27,272           19,315            5,982
Interest Expense                                                         8,749            9,524            8,802
Other Income                                                              (307)            (389)            (290)
                                                                     ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                    18,830           10,180           (2,530)
INCOME TAXES                                                             1,330              495              200
                                                                     ----------       ----------       ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 17,500            9,685           (2,730)
EXTRAORDINARY ITEM - (LOSS) ON RETIREMENT OF DEBT                         --               --               (590)
                                                                     ----------       ----------       ----------
NET INCOME (LOSS)                                                    $  17,500        $   9,685        ($  3,320)
                                                                     ==========       ==========       ==========
INCOME (LOSS) PER SHARE:
  Income (Loss) Before Extraordinary Item                            $     .52        $     .28        ($    .09)
  Extraordinary Item                                                      --               --          (     .02)
                                                                     ----------       ----------       ----------
     Net Income (Loss)                                               $     .52        $     .28        ($    .11)
                                                                     ==========       ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                     33,563           34,310           29,414
                                                                     ==========       ==========       ==========


          See accompanying notes to consolidated financial statements.
                                      F - 4

                               WESTWOOD ONE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                              Common Stock       Class B Stock    Additional                        Treasury Stock
                                              ------------       -------------     Paid-in       Accumulated        --------------
                                             Shares    Amount   Shares   Amount    Capital        (Deficit)        Shares    Amount
                                             ------    ------   ------   ------    -------        ---------        ------    ------
BALANCE AT DECEMBER 31, 1993 .............   19,701     $197     352       $4     $123,443        ($61,264)           -         -
 Net loss for 1994 .......................      -        -       -         -           -            (3,320)           -         -
 Issuance of common stock and
   warrants ..............................    5,000       50     -         -        15,933             -              -         -
 Issuance of common stock under
   stock option plans ....................      629        7     -         -         1,169             -              -         -
 Conversion of Senior Debentures to
   common stock ..........................    5,322       53     -         -        19,170             -              -         -
 Issuance of common stock to 401-K plan...        1      -       -         -            12             -              -         -
                                             ------     ----   -----      ---     ---------       ---------        ------    -----
BALANCE AT DECEMBER 31, 1994 .............   30,653      307     352        4      159,727         (64,584)           -         -
 Net income for 1995 .....................      -        -       -         -           -             9,685            -         -
 Issuance of common stock under
   stock option plans ....................      754        7     -         -         3,215             -              -         -
 Issuance of common stock under
   warrants ..............................      100        1     -         -           236             -              -         -
 Purchase and cancellation of warrant.....      -        -       -         -        (5,631)            -              -         -
 Purchase of treasury stock ..............      -        -       -         -           -               -              607     8,844
                                             ------     ----   -----      ---     ---------       ---------        ------   -------
BALANCE AT DECEMBER 31, 1995 .............   31,507      315     352        4      157,547         (54,899)           607     8,844
 Net income for 1996 .....................      -        -       -         -           -            17,500            -         -
 Issuance of common stock under
   stock option plans ....................      311        3     -         -           911             -              -         -
 Purchase and cancellation of warrant.....      -        -       -         -        (5,750)            -              -         -
 Purchase of treasury stock ..............      -        -       -         -           -               -            1,288    19,939
                                             ------     ----   -----      ---     ---------       ---------        ------   -------
BALANCE AT DECEMBER 31, 1996 .............   31,818     $318     352       $4     $152,708        ($37,399)         1,895    $28,783
                                             ======     ====   =====      ===     =========       =========        ======   ========



          See accompanying notes to consolidated financial statements
                                      F - 5

                               WESTWOOD ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                     Year Ended December 31,
                                                                                               1996          1995             1994
                                                                                               ----          ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $17,500        $ 9,685        ($3,320)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities before cash payments related to extraordinary item:
        Depreciation and amortization                                                          12,265          13,753        18,160
        Extraordinary item - loss on retirement of debt                                           --              --             590
        Other                                                                                     403           (206)          (677)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                            (489)          1,040       (19,191)
           Decrease (increase) in prepaid assets                                                  310            (430)         (377)
           Increase in accounts payable and accrued liabilities                                 3,248             381         7,510
                                                                                              --------        --------      --------
  Net cash provided by operating activities before cash payments
     related to extraordinary item                                                             33,237          24,223         2,695
  Cash payments related to extraordinary item                                                    --              --            (250)
                                                                                              --------        --------     ---------
           Net Cash Provided By Operating Activities                                           33,237          24,223         2,445
                                                                                              --------        --------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (Shadow Traffic
     in 1996; Unistar in 1994)                                                                (26,172)         (1,106)     (108,206)
  Capital expenditures                                                                         (1,701)         (1,229)       (1,487)
                                                                                              --------        --------     ---------
           Net Cash Used For Investing Activities                                             (27,873)         (2,335)     (109,693)
                                                                                              --------        --------     ---------
           CASH PROVIDED (USED) BEFORE
             FINANCING ACTIVITIES                                                               5,364          21,888      (107,248)
                                                                                              --------        --------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                              (1,250)        (12,500)      (14,515)
  Borrowings under debt arrangements                                                           23,750            --         110,000
  Issuance of common stock                                                                        914           3,459        16,126
  Repurchase of common stock and warrants                                                     (25,689)        (14,475)         --
  Deferred financing costs                                                                       (690)           (555)       (2,038)
                                                                                              --------        --------      --------
           NET CASH PROVIDED BY (USED FOR)
             FINANCING ACTIVITIES                                                              (2,965)        (24,071)      109,573
                                                                                              --------        --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2,399          (2,183)        2,325

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  256           2,439           114
                                                                                              --------        --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $2,655            $256        $2,439
                                                                                              ========        ========     =========

          See accompanying notes to consolidated financial statements.
                                       F-6

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

Measurement of Intangible Asset Impairment
At each balance  sheet date,  the Company  determines  whether an  impairment of
Intangible Assets has occurred based upon expectations of nondiscounted broadcast cash flow. Broadcast Cash Flow is based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization. To date, the Company has not experienced an impairment in any of its intangible assets. However, should such an impairment exist, the impairment will be measured as the amount by which the carrying amount of the asset exceeds its fair value, as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results may differ from those estimates.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2 - Acquisition of companies:

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

On March 1, 1996, the Company through its wholly-owned subsidiary Westwood One Broadcasting Services Inc. acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for $20,000 plus expenses, subject to an adjustment based on the future cash flow of Shadow Traffic. The acquisition was accounted for as a purchase, and accordingly, Shadow Traffic's operating results are included with those of the Company from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired as part of the purchase ($25,093) are being amortized over 15 years. At December 31, 1996, the Company had included in Other Accrued Expenses, $5,405 related to the purchase price adjustment.


NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:



                                                                December 31,
                                                                ------------
                                                              1996         1995
                                                              ----         ----
   Land...............................................     $ 3,378       $ 3,378
   Recording and studio equipment.....................      16,117        15,906
   Buildings and leasehold improvements...............       7,972         7,574
   Furniture and equipment............................       6,734         5,788
   Transportation equipment...........................         557           587
   Construction-in-progress...........................       1,378           347
                                                           -------       -------
                                                            36,136        33,580

   Less:  Accumulated depreciation and amortization...      19,990        17,948
                                                           -------       -------
          Property and equipment, net.................     $16,146       $15,632
                                                           =======       =======

Depreciation expense was $2,472 in 1996, $2,340 in 1995, and $3,238 in 1994.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - Intangible Assets:


Intangible assets are summarized as follows at:

                                                                                  December 31,
                                                                              1996              1995
Goodwill, less accumulated amortization of $26,205 (1996) and
$20,572 (1995) .................................................            $168,249         $148,967
Acquired station affiliation agreements, less accumulated
amortization of $6,274 (1996) and  $4,823 (1995) ...............              17,505           18,956
Other intangible assets, less accumulated amortization of
$5,622 (1996) and $5,082 (1995) ................................              15,978           16,518
                                                                            --------         --------

      Intangible assets, net ...................................            $201,730         $184,441
                                                                            ========         ========


Intangible assets, except for acquired station affiliation agreements, are amortized on a straight-line basis principally over 40 years.

Station affiliation agreements are comprised of values assigned to agreements acquired as part of the purchase of radio networks and are amortized using an accelerated method over 40 years. The period of amortization is evaluated periodically to determine whether a revision to the estimated useful life is warranted.


NOTE 5 - Debt:

Long-term debt consists of the following at:

                                                                                    December 31,
                                                                                  1996             1995
Revolving Credit Facility/Term Loans ...........................................$115,000        $ 92,500
6 3/4% Convertible Subordinated Debentures maturing 2011 .......................  15,443          15,443
                                                                                --------        --------
                                                                                 130,443         107,943

Less current maturities ........................................................    --              --
                                                                                --------        --------
                                                                                $130,443        $107,943
                                                                                ========        ========

The Company's amended senior loan agreement with a syndicate of banks, lead by Chase Manhattan Bank, provides for an unsecured $75,000 revolving credit facility and an unsecured $75,000 term loan (the "Facility"). The Facility is available until September 30, 2004. At December 31, 1996, the Company had available borrowings under the Facility of $35,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 1996, the applicable margin was LIBOR plus .75%. At December 31, 1996, the Company had borrowed $40,000 under the revolving credit facility and $75,000 under the term loan at an interest rate of 6.38%. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

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

The aggregate maturities of long-term debt for the next five fiscal years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1996, are as follows:

 Year
------
2000................................           $ 10,000
2001.................................            10,000
Thereafter...........................           110,443
                                               --------
                                               $130,443
                                               ========

With the exception of the Company's Debentures, the fair value of short and long-term debt approximates its carrying value. The fair value of the Debentures at December 31, 1996 was approximately $13,899, based on its quoted market price.


NOTE 6 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

In connection with the Company's purchase of Unistar, the Company sold 5 million shares of common stock and a warrant to purchase up to an additional 3 million shares of common stock at an exercise price of $3.00 per share (subject to certain vesting conditions) to Infinity Network, Inc. ("INI"), a wholly-owned subsidiary of Infinity Broadcasting Corporation ("CBS Radio") for $15,000.

As part of a settlement relating to class action lawsuits filed against the Company, warrants to purchase 3,000,000 shares of the Company's common stock at $17.25 per share were issued. The warrants expire on September 4, 1997. Warrants not exercised may be redeemable under certain circumstances at $1.00 per warrant.


NOTE 7 - Stock Options:

The Company has a stock option plan established in 1989 which provides for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. There are 4,800,000 shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced by approximately $795 ($.02 per share) in 1996 and $134 in 1995. The weighted average fair value of the options granted in 1996 and 1995 is estimated at $24.30 and $20.74, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                           1996        1995
                                           ----        ----
Risk Free Interest Rate                     6.1%        5.8%
Expected Life (In Years)                    5           5
Expected Volatility                        31.1%       38.7%
Expected Dividend Yield                      -           -
Expected Forfeitures per Year               5%          5%


Information concerning options outstanding under the Plan is as follows for the year ended:

                                                                    Year Ended December 31,
                                     -----------------------------------------------------------------------------------
                                               1996                         1995                        1994
                                               ----                         ----                        ----
                                                      Weighted                     Weighted                     Weighted
                                                       Average                      Average                      Average
                                                      Exercise                     Exercise                     Exercise
                                     Shares             Price     Shares             Price      Shares            Price
                                     ------             -----     ------             -----      ------            -----

Outstanding at beginning of
period                               2,036,875          $ 9.02    1,686,875         $ 5.65      1,827,750         $2.87
Granted during the period               50,000          $17.50      675,000         $14.47        630,000         $9.64
Exercised during the period           (310,625)         $ 3.01     (304,375)        $ 2.92       (629,000)        $1.89
Forfeited or expired during the
 period                                (43,750)         $10.61      (20,625)        $ 2.19       (141,875)        $4.26
                                     ----------                   ----------                    ----------

Outstanding at end of period         1,732,500          $10.30    2,036,875         $ 9.02      1,686,875         $5.65
                                     ==========                   ==========                    ==========

Available for new stock options
  at end of period                     971,500                      977,750                     1,632,125
                                     ==========                   ==========                    ==========

At December 31, 1996, options to purchase 642,250 shares of common stock were currently exerciseable at a weighted average exercise price of $7.94.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table contains additional information with respect to options at December 31, 1996:

                                                                                                          Remaining
                                                                                         Weighted          Weighted
                                                                                          Average          Average
                                                                       Number of        Exercise        Contractual
                                                                         Options           Price       Life (In Years)
Options Outstanding at Exercise Price Ranges of:
$ 1.81 - $ 2.75                                                          197,500          $ 2.22            5.3
$ 5.38 - $ 9.75                                                          840,000          $ 8.58            7.6
$12.75 - $17.50                                                          695,000          $14.69            8.9
                                                                       ---------
                                                                       1,732,500          $10.30            7.8
                                                                       =========

On December 1, 1986, the Chairman of the Board was granted options not covered by the Plan to acquire 525,000 shares of common stock, which vested ratably over a seven-year term or immediately upon a change in control of the Company. The options became exercisable at the fair market value of the common stock, as defined, on the date of vesting. During 1995, options to acquire 450,000 shares were exercised at a weighted average exercise price of $5.39. At December 31, 1996, options covering 75,000 shares were exercisable at $16.31 per share.


NOTE 8 - Income Taxes:

The Company has approximately $68,000 of available U.S. net operating loss carryforwards for tax purposes, which begin to expire in 2002. Utilization of the carryforwards is dependent upon future taxable income and the absence of any significant changes in the stock ownership of the Company. For financial purposes, a valuation allowance of $15,539 has been recorded to offset the deferred tax assets related to those carryforwards.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                                  December 31,
                                                            1996           1995
Deferred tax liabilities:
  Affiliation agreements.........................         $ 7,840       $  8,475
  Purchase accruals..............................           7,705          7,956
  Other..........................................             594          1,643
                                                          -------       --------
    Total deferred tax liabilities...............          16,139         18,074
                                                          -------       --------
Deferred tax assets:
  Net operating loss.............................          24,104         30,695
  Accrued liabilities and reserves...............           5,724          6,673
  Tax credits (AMT and ITC)......................           1,850          1,345
                                                          -------       --------
    Total deferred tax assets....................          31,678         38,713
                                                          -------       --------
Valuation allowance..............................          15,539         20,639
                                                          -------       --------
Total deferred income taxes.........................      $   -         $    -
                                                          =======       ========


The components of the provision (benefit) for income taxes related to continuing operations is summarized as follows:


                                                 Year Ended December 31,
                                        ---------------------------------------
    Current payable:                      1996            1995             1994
                                          ----            ----             ----
        Federal......................   $  520            $280             $ 70
        State........................      810             215              130
                                        ------            ----             ----
        Total income tax expense.....   $1,330            $495             $200
                                        ======            ====             ====


Note 9 - Related Party Transactions:

In connection with the acquisition of Unistar, the Company sold 5,000,000 shares of the Company's common stock and a warrant to purchase up to an additional 3,000,000 shares to INI (See Note 6) and entered into a Management Agreement with CBS Radio. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $2,825 to CBS Radio in 1996 ($2,709 in 1995). As part of the Management Agreement, CBS Radio was given 1,500,000 warrants to acquire shares of common stock after the Company's common stock reaches certain market prices per share. In November 1996, the Company purchased and cancelled CBS Radio's $4.00 incentive warrants covering 500,000 common shares for $5,750. In November 1995, the Company purchased and cancelled CBS Radio's $3.00 incentive warrants covering 500,000 common shares for $5,631.

At December 31, 1996, CBS Radio held 500,000 incentive warrants that become exercisable at $5.00 per share when the market price of the Company's Common Stock is at least $20.00 for at least 20 out of thirty consecutive trading days.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In addition, several of CBS Radio's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from CBS Radio. During 1996 the Company incurred expenses aggregating approximately $22,886 for CBS Radio affiliations and programs ($14,657 in 1995).


NOTE 10 - Restructuring Costs:

As a result of the Company's February 1994 acquisition of Unistar, the Company consolidated certain facilities and operations. Accordingly, the Company recorded (and paid) an expense for the estimated restructuring charges, including the costs of facility consolidations ($865), eliminating programs ($426), and employee separations, relocations and related costs ($1,114).


NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, certain digital audio transmission services and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1996, are set forth below:

                                                                          Year
                                                                        -------

1997..............................................                      $19,944
1998..............................................                       16,139
1999..............................................                       13,983
2000..............................................                        7,419
2001..............................................                        4,033
                                                                        -------
                                                                        $61,519
                                                                        =======

NOTE 12 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, including amounts from discontinued operations, and non-cash transactions is summarized as follows:


                                                       Year Ended December 31,
                                                  ------------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
Cash paid for:
   Interest..................................     $6,837      $9,597      $7,763
   Income taxes..............................        754         326         125
Non-cash investing and financing activities:
   Conversion of Senior Debentures
    to common stock..........................        -           -        19,223

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)






NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1996 and 1995.

 (In thousands, except per share data)

                                                         First         Second        Third        Fourth        For the
                                                        Quarter       Quarter       Quarter       Quarter         Year
                                                       --------       -------      --------      --------      ---------

  1996
  ----
Net revenues .................................          $33,848       $45,392       $47,561       $44,983       $171,784
Operating income .............................            1,330         9,548         8,956         7,438         27,272
Net income (loss) ............................             (639)        6,991         6,465         4,683         17,500
Net income (loss) per share ..................          $ (0.02)      $  0.20       $  0.19       $  0.14       $   0.52

  1995
  ----
Net revenues .................................          $31,421       $37,558       $38,305       $38,445       $145,729
Operating income .............................               45         6,738         6,451         6,081         19,315
Net income (loss) ............................           (2,492)        4,235         4,099         3,843          9,685
Net income (loss) per share ..................          $ (0.08)      $  0.12       $  0.12       $  0.11       $   0.28


                               WESTWOOD ONE, INC.
                                   SCHEDULE IX
                       CONSOLIDATED SHORT-TERM BORROWINGS
                                 (In thousands)




                                                                  MAXIMUM              AVERAGE       WEIGHTED
                                                                  AMOUNT               AMOUNT        AVERAGE
CATEGORY OF                BALANCE            WEIGHTED              OUT-                OUT-         INTEREST
AGGREGATE                     AT               AVERAGE           STANDING             STANDING         RATE
SHORT-TERM                  END OF            INTEREST          DURING THE           DURING THE     DURING THE
BORROWINGS                  PERIOD              RATE              PERIOD               PERIOD         PERIOD
----------                 -------            --------           ---------           ----------     ----------


Year ended
December 31,
1996:

   Notes payable           $  -                  -               $10,000               $1,760          6.4 %


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