Form 10-Q
period 1997-03-31
WESTWOOD ONE INC /DE/
filed 1997-05-09
CIK 771950

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
-------------------------------                              -------------------
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

                        Yes   X               No
                             ---                  ---

As of May 5, 1997, 29,732,757 shares of Common Stock, excluding 2,200,395 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                              March 31,             December 31,
                                                                                                1997                   1996
                                                ASSETS                                        --------               --------
                                                ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    188               $  2,655
  Accounts receivable, net of allowance for doubtful accounts                                   39,262                 41,325
  Other current assets                                                                           4,613                  4,399
                                                                                              --------               --------
                 Total Current Assets                                                           44,063                 48,379
PROPERTY AND EQUIPMENT, NET                                                                     15,986                 16,146
INTANGIBLE ASSETS, NET                                                                         199,739                201,730
OTHER ASSETS                                                                                     7,007                  6,791
                                                                                              --------               --------
                   TOTAL ASSETS                                                               $266,795               $273,046
                                                                                              ========               ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                            $ 16,597              $  20,233
  Accrued expenses and other liabilities                                                        32,963                 31,793
                                                                                              --------              ---------
                 Total Current Liabilities                                                      49,560                 52,026
LONG-TERM DEBT                                                                                 130,443                130,443
OTHER LIABILITIES                                                                                3,514                  3,729
                                                                                              --------              ---------
                   TOTAL LIABILITIES                                                           183,517                186,198
                                                                                              --------              ---------
COMMITMENTS AND CONTINGENCIES                                                                      -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                  -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,874,652 (1997) and 31,817,652 (1996)                                319                    318
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1997 and 1996)                                                  4                      4
  Additional paid-in capital                                                                   152,871                152,708
  Accumulated deficit                                                                         (36,895)               (37,399)
                                                                                              --------              ---------
                                                                                               116,299                115,631
  Less treasury stock, at cost; 2,130,395 (1997) and 1,895,395 shares (1996)                  (33,021)               (28,783)
                                                                                              --------              ---------
                   TOTAL SHAREHOLDERS' EQUITY                                                   83,278                 86,848
                                                                                              --------               --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $266,795               $273,046
                                                                                              ========               ========




          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 1997            1996
                                                                                 ----            ----
GROSS REVENUES                                                                  $48,006        $39,189
  Less Agency Commissions                                                         6,545          5,341
                                                                                -------        -------
NET REVENUES                                                                     41,461         33,848
                                                                                -------        -------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                  34,520         28,411
Depreciation and Amortization                                                     2,848          2,844
Corporate General and Administrative Expenses                                     1,335          1,263
                                                                                -------        -------
                                                                                 38,703         32,518
                                                                                -------        -------
OPERATING INCOME                                                                  2,758          1,330
Interest Expense                                                                  2,250          2,051
Other Income                                                                       (50)           (82)
                                                                                -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                                                   558           (639)
INCOME TAXES                                                                         54              -
                                                                                -------        -------

NET INCOME (LOSS)                                                                  $504         ($639)
                                                                                =======        =======

NET INCOME (LOSS) PER SHARE                                                        $.02         ($.02)
                                                                                =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING                                              33,413         31,307
                                                                                =======        =======


          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 1997            1996
                                                                                 ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $504         ($639)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                             2,848          2,844
        Other                                                                        85             74
        Changes in assets and liabilities:
           Decrease in accounts receivable                                        2,063          8,608
           Increase in prepaid assets                                             (214)        (2,285)
           Decrease in accounts payable and accrued liabilities                 (2,255)        (3,549)
                                                                                -------        -------
                   Net Cash Provided By Operating Activities                      3,031          5,053
                                                                                -------        -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (Shadow Traffic in 1996)                     (901)       (20,203)
  Capital expenditures                                                            (523)          (322)
                                                                                -------       --------
                   Net Cash Used For Investing Activities                       (1,424)       (20,525)
                                                                                -------       --------
                   CASH PROVIDED (USED) BEFORE
                      FINANCING ACTIVITIES                                        1,607       (15,472)
                                                                                -------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under debt arrangements                                                 -          15,000
  Issuance of common stock                                                          164            621
  Repurchase of common stock                                                    (4,238)             -
                                                                                -------       --------
                   NET CASH (USED IN) FROM FINANCING ACTIVITIES                 (4,074)         15,621
                                                                                -------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (2,467)            149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,655            256
                                                                                -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $188           $405
                                                                                =======       ========


          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of March 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - Earnings Per Share:
----------------------------

         Net income (loss) per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 33,413 and 31,307 for the three month periods ended March 31, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the Statement is prohibited, however, previously reported earnings per share amounts will require restatement. Management does not expect that adoption of the Statement will have a material impact on its reported earnings per share.

NOTE 3 - Debt:
--------------

         At March 31, 1997 the Company had outstanding borrowings of $115,000 under its bank revolving credit facility and available borrowings of $35,000.


NOTE 4 - Representation of CBS Radio Networks:
----------------------------------------------

     On March 31,1997, the Company entered into a representation and management agreement with the CBS Radio Networks, creating the leading network and syndicated programming service in the industry.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1996
------------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 22% to $41,461 in the first quarter of 1997 from $33,848 in the comparable prior year quarter. The increase in net revenue was primarily due to higher advertising rates for the Company's programs as well as the acquisition of Shadow Traffic.

         Operating costs and expenses excluding depreciation and amortization increased 22% to $34,520 in the first quarter of 1997 from $28,411 in the first quarter of 1996. The increase was primarily attributable to the acquisition of Shadow Traffic.

         Depreciation and amortization was $2,848 in the first quarter of 1997 as compared to $2,844 in the first quarter of 1996. Higher depreciation and amortization associated with the acquisition of Shadow Traffic was partially offset by no amortization of programming costs and rights in 1997, as deferred programming costs were fully amortized.

         Operating income increased 107% to $2,758 in the first quarter of 1997 from $1,330 in the first quarter of 1996. The improvement is principally attributable to higher revenue.

         Interest expense increased 10% to $2,250 in the first quarter of 1997 from $2,051 in 1996. The increase is principally attributable to higher debt levels as a result of the acquisition of Shadow Traffic.

         Net income in the first quarter of 1997 was $504 ($.02 per share) as compared to a net loss of $639 ($.02 per share) in the first quarter of 1996.

         On March 31, 1997, the Company entered into a representation and management agreement with the CBS Radio Networks, creating the leading network and syndicated programming service in the industry. As a result, both net revenues and operating costs and expenses will increase significantly in future periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 1997, the Company's cash and cash equivalents were $188, a decrease of $2,467 from December 31, 1996.

         For the three months ended March 31, 1997 versus the comparable prior year period, net cash from operating activities decreased $2,022, principally as a result of reducing accounts payable and accrued liabilities.

         At March 31, 1997, the Company had available borrowings of $35,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the first quarter of 1997, the Company repurchased 235 shares of Common Stock at a cost of $4,238. In April 1997, the Company repurchased an additional 70 shares of Common Stock at a cost of $1,452.

                            PART II OTHER INFORMATION

Items 1 through 5
-----------------

         These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  27.  Financial Data Schedule.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         WESTWOOD ONE, INC.




                                         By: FARID SULEMAN
                                            ---------------
                                            FARID SULEMAN
                                            Chief Financial Officer






                                             Dated: May 6, 1997