Form 10-Q
period 1997-06-30
WESTWOOD ONE INC /DE/
filed 1997-08-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
-------------------------------                              -------------------
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

As of August 1, 1997, 30,515,089 shares of Common Stock, excluding 2,210,395 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.
                               ------------------

                                      INDEX
                                      -----




PART I.     FINANCIAL INFORMATION:                                      Page No.
                                                                        --------


                 Consolidated Balance Sheets                               3

                 Consolidated Statements of Operations                     4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Consolidated Financial Statements                6

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                8





PART II.    OTHER INFORMATION                                             10

            SIGNATURES                                                    11

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                June 30, 1997            December 31, 1996
                                                                                -------------            -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 2,094                   $  2,655
  Accounts receivable, net of allowance for doubtful accounts                      60,691                     41,325
  Other current assets                                                              5,287                      4,399
                                                                                  -------                   --------
                 Total Current Assets                                              68,072                     48,379
PROPERTY AND EQUIPMENT, NET                                                        15,791                     16,146
INTANGIBLE ASSETS, NET                                                            203,598                    201,730
OTHER ASSETS                                                                        8,353                      6,791
                                                                                 --------                   --------
                   TOTAL ASSETS                                                  $295,814                   $273,046
                                                                                 ========                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $ 21,031                   $ 20,233
  Accrued expenses and other liabilities                                           38,864                     31,793
                                                                                 ---------                  ---------
                 Total Current Liabilities                                         59,895                     52,026
LONG-TERM DEBT                                                                    130,443                    130,443
OTHER LIABILITIES                                                                  13,737                      3,729
                                                                                 ---------                  ---------
                   TOTAL LIABILITIES                                              204,075                    186,198
                                                                                 ---------                  ---------
COMMITMENTS AND CONTINGENCIES                                                        -                          -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                    -                          -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 31,991,152 (1997) and 31,817,652 (1996)                   320                        318
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1997 and 1996)                                     4                          4
  Additional paid-in capital                                                      154,102                    152,708
  Accumulated deficit                                                             (27,912)                   (37,399)
                                                                                 ---------                  ---------
                                                                                  126,514                    115,631
  Less treasury stock, at cost; 2,210,395 (1997) and 1,895,395 shares (1996)      (34,775)                   (28,783)
                                                                                 ---------                  ---------
                   TOTAL SHAREHOLDERS' EQUITY                                      91,739                     86,848
                                                                                 ---------                  ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $295,814                   $273,046
                                                                                 =========                  =========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended              Six Months Ended
                                                                                      June 30,                        June 30,
                                                                                  ----------------               -----------------
                                                                                  1997        1996               1997         1996
                                                                                  ----        ----               ----         ----
GROSS REVENUES                                                                  $76,804     $52,629            $124,810     $91,818
  Less Agency Commissions                                                        10,687       7,237              17,232      12,578
                                                                                --------    --------           ---------    --------
NET REVENUES                                                                     66,117      45,392             107,578      79,240
                                                                                --------    --------           ---------    --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                  49,731      31,249              84,251      59,660
Depreciation and Amortization                                                     3,090       3,094               5,938       5,938
Corporate General and Administrative Expenses                                     1,336       1,501               2,671       2,764
                                                                                --------    --------           ---------    --------
                                                                                 54,157      35,844              92,860      68,362
                                                                                --------    --------           ---------    --------
OPERATING INCOME                                                                 11,960       9,548              14,718      10,878
Interest Expense                                                                  2,251       2,172               4,501       4,223
Other Income                                                                        (70)        (44)               (120)       (126)
                                                                                --------    --------           ---------    --------
INCOME BEFORE INCOME TAXES                                                        9,779       7,420              10,337       6,781
INCOME TAXES                                                                        796         429                 850         429
                                                                                --------    --------           ---------    --------

NET INCOME                                                                      $ 8,983     $ 6,991            $  9,487     $ 6,352
                                                                                ========    ========           =========    ========



NET INCOME PER SHARE                                                              $0.26       $ .20              $0.28        $ .19
                                                                                ========    ========           =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                              35,034      35,060             34,223       33,209
                                                                                ========    ========           =========    ========







          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                 -------------------
                                                                                                 1997           1996
                                                                                                 ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                   $ 9,487         $ 6,352
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                            6,071           5,938
        Other                                                                                      164             193
        Changes in assets and liabilities:
           Increase in accounts receivable                                                     (19,366)           (846)
           Increase in prepaid assets                                                             (888)           (159)
           Increase (decrease) in accounts payable and accrued liabilities                       4,688          (1,292)
                                                                                               --------        --------

                   Net Cash Provided By Operating Activities                                       156          10,186
                                                                                               --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (Shadow Traffic in 1996)                                   (4,182)        (23,601)
  Capital expenditures                                                                            (951)           (454)
                                                                                               --------        --------
                   Net Cash Used For Investing Activities                                       (5,133)        (24,055)
                                                                                               --------        --------
                   CASH USED BEFORE
                      FINANCING ACTIVITIES                                                      (4,977)        (13,869)
                                                                                               --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                                 -               -
  Borrowings under bank and other long-term obligations                                          9,012          13,750
  Issuance of common stock                                                                       1,396             914
  Repurchase of common stock                                                                    (5,992)           (775)
                                                                                               --------        --------
                   NET CASH FROM FINANCING ACTIVITIES                                            4,416          13,889
                                                                                               --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (561)             20

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 2,655             256
                                                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 2,094         $   276
                                                                                               ========        ========


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Earnings Per Share:
----------------------------

         Net income per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 35,041 and 35,060 for the three month periods ended June 30, 1997 and 1996, respectively and 34,227 and 33,209 for the six month periods ended June 30, 1997 and 1996, respectively.

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

NOTE 3 - Debt:
--------------

         At June 30, 1997 the Company had outstanding borrowings of $115,000 under its bank revolving credit facility and available borrowings of $35,000.

NOTE 4 - Representation of CBS Radio Network:
---------------------------------------------

         On March 31, 1997, the Company entered into a representation and management agreement (the "Representation Agreement") with CBS Inc. ("CBS"), whereby the Company will operate the CBS Radio Network for an initial two-year period ending March 31, 1999. In accordance with the Representation Agreement, the Company pays CBS a representation fee and retains all revenues from sales of commercial time and is responsible for all expenses of the CBS Radio Network. Accordingly, the operating results of CBS Radio Network are included with those of the Company from the effective date of the Representation Agreement. Pursuant to the Representation Agreement, CBS provided a working capital loan of $9,012, repayable on March 31, 1999, with interest payable at 50 basis points over the six-month LIBOR rate. The Company is required to pay a representation fee of $10,000 and $12,000 respectively in the first and second year of the Representation Agreement and to reimburse CBS for certain programming costs, including news, that CBS provides to Westwood One.

NOTE 5 - Subsequent Event:
--------------------------

         On July 21, 1997, $15,293 principal amount of the Company's 6 3/4% Convertible Subordinated Debentures were converted into approximately 622 shares of the Company's Common Stock and the remaining balance of $150 was redeemed for cash, thereby resulting in a complete redemption of the securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)

         On March 31, 1997, the Company entered into a Representation Agreement with CBS to operate the CBS Radio Network. The Company retains all revenue and is responsible for all expenses of the CBS Radio Network from the effective date of the Representation Agreement.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $20,725, or 46%, to $66,117 in the second quarter of 1997 from $45,392 in the comparable prior year quarter. The increase in net revenue was primarily due to the inclusion of the results of the CBS Radio Network and higher advertising rates for the Company's programs.

         Operating costs and expenses excluding depreciation and amortization increased $18,482, or 59%, to $49,731 in the second quarter of 1997 from $31,249 in the second quarter of 1996. The increase was primarily attributable to the inclusion of the CBS Radio Network, including fees payable to CBS in connection with the Representation Agreement, partially offset by lower station compensation expenses for the Company's network operation.

         Depreciation and amortization was $3,090 in the second quarter of 1997 as compared to $3,094 in the second quarter of 1996. The nominal change is principally attributable to no amortization of programming costs and rights in 1997, as deferred programming costs were fully amortized, partially offset by amortization associated with the inclusion of the CBS Radio Network.

         Operating income increased $2,412, or 25%, to $11,960 in the second quarter of 1997 from $9,548 in the second quarter of 1996. The improvement is principally attributable to higher revenue and consolidations in operations resulting from the inclusion of the CBS Radio Network.

         Interest expense increased 4% to $2,251 in the second quarter of 1997 from $2,172 in 1996. The increase is principally attributable to interest payable to CBS as part of the Representation Agreement, partially offset by lower interest rates.

         Net income increased $1,992, or 28%, to $8,983 ($.26 per share) in the second quarter of 1997 from $6,991 ($.20 per share) in the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 1996
---------------------------------------

         Net revenue for the first half of 1997 increased 36% to $107,578 in 1997 from $79,240 in the first half of 1996. The increase is primarily attributable to the inclusion of the CBS Radio Network, the acquisition of Shadow Traffic and higher advertising rates for the Company's programs.

         Operating costs and expenses increased 41% to $84,251 in the first half of 1997 from $59,660 in the comparable 1996 period. The increase was primarily attributable to the inclusion of the CBS Radio Network and the purchase of Shadow Traffic.

         Depreciation and amortization was $5,938 in the first half of 1997 and 1996. Higher depreciation and amortization resulting from the purchase of Shadow Traffic and the inclusion of the CBS Radio Network was offset by no amortization of programming costs and rights in 1997 as these costs are fully amortized.

         Interest expense increased 7% to $4,501 in the first half of 1997 as compared to $4,223 in the first half of 1996. The increase is principally attributable to higher debt levels in the first half of 1997 and interest payable to CBS as part of the Representation Agreement, partially offset by lower interest rates.

         Net income increased $3,135, or 49% to $9,487 ($.28 per share) in the first half of 1997 from $6,352 ($.19 per share) in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1997, the Company's cash and cash equivalents were $2,094, a decrease of $561 from December 31, 1996.

         For the six months ended June 30, 1997, net cash from operating activities increased $156. The cash flow from operations was principally used to fund working capital requirements resulting from the inclusion of the CBS Radio Network.

         At June 30, 1997, the Company had available borrowings of $35,000 on its revolving credit facility. In addition, as part of the Representation Agreement with CBS, CBS provided a $9,012 working capital loan to the Company which is payable on March 31, 1999.

         On July 21, 1997, $15,293 principal amount of the Company's 6 3/4% Convertible Subordinated Debentures were converted into approximately 622 shares of the Company's Common Stock. The remaining outstanding balance of the issuance was redeemed for cash.

         The Company has used its available cash to repurchase its Common Stock. In the first six months of 1997, the Company repurchased 315 shares of Common Stock at a cost of $5,992. In addition, in July 1997, warrants covering approximately 106 shares were exercised, resulting in a cash inflow of $1,834 to the Company. These warrants, of which 2,368 are currently outstanding, expire on September 4, 1997.

                            PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) The Annual Meeting of Shareholders of the Company was held on June 17, 1997.

     (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B stock voted together on all matters except for the election of David L. Dennis as a Class II director, for which holders of Common Stock voted alone):

             1)  Election of Class II Directors:

                             Farid Suleman    Paul G. Krasnow    David L. Dennis
                             -------------    ---------------    ---------------

                 FOR           45,053,683        45,042,728         27,461,283
                 WITHHELD         737,889           748,844            745,789

             2)  Approval of Amendment to Amended 1989 Stock Incentive Plan:

                 FOR                    34,749,027
                 AGAINST                 8,457,105
                 ABSTAIN                    67,859

             3) Ratification of the selection of Price Waterhouse as the independent accountants of the Company for fiscal 1997.

                 FOR                    45,734,991
                 AGAINST                     2,224
                 ABSTAIN                    54,357

Item 5
------

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)     Exhibits
             27. Financial Data Schedule


     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 1997.

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






                                                     Dated: August 13, 1997