Form 10-Q
period 1997-09-30
WESTWOOD ONE INC /DE/
filed 1997-11-14
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               95-3980449
-------------------------------                              -------------------
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



As of November 1, 1997, 31,464,935 shares of Common Stock, excluding 3,659,795 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 September 30,     December 31,
                                                                                     1997             1996
                                                                                 -------------     ------------
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  1,909         $  2,655
  Accounts receivable, net of allowance for doubtful accounts                        59,931           41,325
  Other current assets                                                                7,340            4,399
                                                                                   --------         --------
              Total Current Assets                                                   69,180           48,379
PROPERTY AND EQUIPMENT, NET                                                          15,433           16,146
INTANGIBLE ASSETS, NET                                                              205,336          201,730
OTHER ASSETS                                                                          9,051            6,791
                                                                                   --------         --------
                TOTAL ASSETS                                                       $299,000         $273,046
                                                                                   ========         ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 22,262         $ 20,233
  Accrued expenses and other liabilities                                             38,169           31,793
                                                                                   --------         --------
              Total Current Liabilities                                              60,431           52,026
LONG-TERM DEBT                                                                      100,000          130,443
OTHER LIABILITIES                                                                    13,685            3,729
                                                                                   --------         --------
                TOTAL LIABILITIES                                                   174,116          186,198
                                                                                   --------         --------
COMMITMENTS AND CONTINGENCIES                                                           -                -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                       -                -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 34,624,730 (1997) and 31,817,652 (1996)                     346              318
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1997 and 1996)                                       4                4
  Additional paid-in capital                                                        203,672          152,708
  Accumulated deficit                                                              (20,046)         (37,399)
                                                                                   --------         --------
                                                                                    183,976          115,631
  Less treasury stock, at cost; 3,054,795 (1997) and 1,895,395 shares (1996)       (59,092)         (28,783)
                                                                                   --------         --------
                TOTAL SHAREHOLDERS' EQUITY                                          124,884           86,848
                                                                                   --------         --------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $299,000         $273,046
                                                                                   ========         ========



          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                   Three Months Ended        Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                     -------------              -------------
                                                                                   1997          1996         1997         1996
                                                                                   ----          ----         ----         ----

   GROSS REVENUES                                                                 $73,467      $55,267      $198,277     $147,085
     Less Agency Commissions                                                       10,094        7,706        27,326       20,284
                                                                                   ------       ------       -------      -------
   NET REVENUES                                                                    63,373       47,561       170,951      126,801
                                                                                   ------       ------       -------      -------
   Operating Costs and Expenses Excluding
     Depreciation and Amortization                                                 48,211       34,138      132,462        93,798
   Depreciation and Amortization                                                    3,363        2,958        9,301         8,896
   Corporate General and Administrative Expenses                                    1,021        1,509        3,692         4,273
                                                                                   ------       ------      -------       -------
                                                                                   52,595       38,605      145,455       106,967
                                                                                   ------       ------      -------       -------
   OPERATING INCOME                                                                10,778        8,956       25,496        19,834
   Interest Expense                                                                 2,114        2,271        6,615         6,494
   Other Income                                                                     (132)         (81)        (252)         (207)
                                                                                   ------       ------      -------       -------
   INCOME BEFORE INCOME TAXES                                                       8,796        6,766       19,133        13,547
   INCOME TAXES                                                                       930          301        1,780           730
                                                                                   ------       ------      -------       -------

   NET INCOME                                                                      $7,866       $6,465      $17,353       $12,817
                                                                                   ======       ======      =======       =======



   NET INCOME PER SHARE                                                             $ .23        $ .19        $ .50        $ .38
                                                                                   ======       ======       ======       ======

   WEIGHTED AVERAGE SHARES OUTSTANDING                                             34,959       34,381       34,468       33,599
                                                                                   ======       ======       ======       ======








          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                       -----------------
                                                                                        1997        1996
                                                                                        ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                          $17,353     $12,817
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   9,301       8,896
        Other                                                                             242         292
        Changes in assets and liabilities:
           (Increase) Decrease  in accounts receivable                               (18,606)         592
           Decrease (Increase) in prepaid assets                                      (2,941)         436
           Increase (Decrease) in accounts payable and accrued liabilities              4,569       (773)
                                                                                      -------     -------

                Net Cash Provided By Operating Activities                               9,918      22,260
                                                                                      -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (Shadow Traffic in 1996)                         (9,383)    (25,615)
  Capital expenditures                                                                  (924)       (940)
                                                                                     --------    --------
                Net Cash Used For Investing Activities                               (10,307)    (26,555)
                                                                                     --------    --------
                CASH (USED) BEFORE
                   FINANCING ACTIVITIES                                                 (389)     (4,295)
                                                                                     --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                    (15,150)     (1,250)
  Borrowings under bank and other long-term obligations                                 9,012      23,750
  Issuance of common stock                                                             36,090         914
  Repurchase of common stock                                                         (30,309)    (15,143)
                                                                                     --------    --------
                NET CASH FROM (USED IN) FINANCING ACTIVITIES                            (357)       8,271
                                                                                     --------    --------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                              (746)       3,976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        2,655         256
                                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $1,909      $4,232
                                                                                       ======      ======

          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------
        The accompanying consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Earnings Per Share:
----------------------------
        Net income per share is computed based upon the weighted average number of shares outstanding and Common Stock equivalents in periods where there is net income. The number of shares used to compute earnings per share are 34,959 and 34,381 for the three month periods ended September 30, 1997 and 1996, respectively and 34,468 and 33,599 for the nine month periods ended September 30, 1997 and 1996, respectively.

NOTE 3 - Debt:
--------------
     At September 30, 1997, the Company had outstanding borrowings of $100,000 under its bank revolving credit facility and available borrowings of $50,000.

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

     On March 31, 1997, the Company entered into a Representation Agreement with CBS to operate the CBS Radio Network. The Company retains all revenue and is responsible for all expenses of the CBS Radio Network from the effective date of the Represenation Agreement.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 1997 COMPARED
  WITH THREE MONTHS ENDED SEPTEMBER  30, 1996
-----------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $15,812, or 33% to $63,373 in the third quarter of 1997 from $47,561 in the comparable prior year quarter. The increase in net revenue was primarily due to the inclusion of the results of the CBS Radio Network and higher advertising rates for the Company's programs, partially offset by the non-recurrence of revenue associated with the 1996 Summer Olympics.

     Operating costs and expenses excluding depreciation and amortization increased $14,073, or 41%, to $48,211 in the third quarter of 1997 from $34,138 in the third quarter of 1996. The increase was primarily attributable to the inclusion of the CBS Radio Network, including fees payable to CBS in connection with the Representation Agreement, partially offset by lower station compensation expenses for the Company's network operation and the non-recurrence of costs associated with the Company's coverage of the 1996 Summer Olympics.

        Depreciation and amortization increased 14% to $3,363 in the third quarter of 1997 from $2,958 in the third quarter of 1996. The increase is principally attributable to amortization associated with the inclusion of the CBS Radio Network and higher amortization from the Shadow Traffic acquisition.

        Corporate general and administrative expenses decreased 32% to $1,021 in 1997 from $1,509 in 1996. The decrease is primarily attributable to lower compensation expense.

        Operating income increased $1,822, or 20%, to $10,778 in the third quarter of 1997 from $8,956 in the third quarter of 1996. The improvement is principally attributable to higher revenue and consolidations in operations resulting from the inclusion of the CBS Radio Network, partially offset by the non-recurrence of the 1996 Summer Olympics.

     Interest expense decreased 7% to $2,114 in the third quarter of 1997 from $2,271 in the third quarter of 1996. The decrease was principally attributable to lower debt levels as a result of the conversion of the Company's 6 3/4% Convertible Subordinated Debentures to Common Stock.

        Income taxes increased 209% to $930 in 1997 from $301 in 1996. The increase is principally attributable to higher state taxes.

     Net income in the third quarter increased 22% to $7,866, or $.23 per share, in 1997 from $6,465, or $.19 per share, in 1996. The weighted average number of shares outstanding (including common stock equivalents) increased 2% to 34,959 in the third quarter of 1997 from 34,381 in the comparable 1996 quarter, due principally to the conversion of the Company's 6 3/4% Convertible Subordinated Debentures into 622 shares of Common Stock and the issuance of 2,036 shares as a result of warrants being exercised, partially offset by the Company's stock repurchase program.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
  WITH NINE MONTHS ENDED SEPTEMBER  30, 1996
---------------------------------------------

     Net revenue for the first nine months of 1997 increased 35% to $170,951 in 1997 from $126,801 in the first nine months of 1996. The increase is primarily attributable to the inclusion of the CBS Radio Network, the acquisition of Shadow Traffic, and higher advertising rates for the Company's programs, partially offset by the non-recurrence of the 1996 Summer Olympics.

        Operating costs and expenses increased 41% to $132,462 in the first nine months of 1997 from $93,798 in the comparable 1996 period. The increase was primarily attributable to the inclusion of the CBS Radio Network and the acquisition of Shadow Traffic, partially offset by the non-recurrence of the 1996 Summer Olympics and lower station compensation expenses.

        Depreciation and amortization increased 5% to $9,301 in the first nine months of 1997 from $8,896 in the first nine months of 1996. The increase is principally attributable to the purchase of Shadow Traffic and the inclusion of the CBS Radio Network.

        Corporate general and administrative expenses decreased 14%, to $3,692 in the first nine months of 1997 from $4,273 in 1996's first nine months, principally to lower compensation expense.

        Interest expense increased 2% to $6,615 in the first nine months of 1997 as compared to $6,494 in the first nine months of 1996. The increase is principally attributable to higher debt levels for a majority of the nine month period, partially offset by lower interest rates.

        Income taxes increased 144% to $1,780 in 1997 from $730 in 1996. The increase is principally attributable to the reasons discussed under the three month results.

        Net income increased 35% to $17,353 ($.50 per share) in the first nine months of 1997 as compared to $12,817 ($.38 per share) in the comparable 1996 period. The weighted average number of shares outstanding increased 3% to 34,468 in 1997 from 33,599 in 1996, due principally to the reasons discussed under the three month results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At September 30, 1997, the Company's cash and cash equivalents were $1,909, a decrease of $746 from December 31, 1996.

        For the nine months ended September 30, 1997 net cash from operating activities was $9,918. Cash flow from operations was principally used to fund working capital requirements resulting from the inclusion of the CBS Radio Network.

        At September 30, 1997, the Company had available borrowings of $50,000 on its revolving credit facility. In addition, as part of the Representation Agreement with CBS, CBS provided a $9,012 working capital loan to the Company which is payable on March 31, 1999.

     On July 21, 1997, $15,293 principal amount of the Company's 6 3/4% Convertible Subordinated Debentures were converted into approximately 622 shares of the Company's Common Stock. The remaining outstanding balance of the issuance was redeemed for cash. In addition, in the third quarter, warrants covering approximately 2,036 shares were exercised, resulting in a cash inflow of $35,093 to the Company. These warrants expired on September 4, 1997.

        The Company has used its available cash to repurchase its Common Stock. In the first nine months of 1997, the Company repurchased 1,160 shares of Common Stock at a cost of $30,309. In addition, in October 1997 the Company repurchased 500 warrants and an additional 105 shares of Common Stock at a cost of $15,827.

                            PART II OTHER INFORMATION



Items 1 through 5
-----------------

        These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

(a)  Exhibits
     --------

     27.     Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     WESTWOOD ONE, INC.




                                                     By:    FARID SULEMAN
                                                        ------------------------
                                                            FARID SULEMAN
                                                         Chief Financial Officer






                                                        Dated: November 11, 1997