Form 10-K
period 1997-12-31
WESTWOOD ONE INC /DE/
filed 1998-03-30
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 1997       Commission file number 0-13020


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

           Securities registered pursuant to Section 12(b)of the Act:

                                                        Name of Each Exchange on
Title of each class                                        Which Registered
-------------------                                        ----------------
      None                                                       None
           Securities registered pursuant to Section 12(g)of the Act:

                                  Common Stock
                                (Title of Class)

                    Seven Year Common Stock Purchase Warrants
                                (Title of Class)

                                ----------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates as of February 13, 1998 was approximately $790 million.

      As of February 13, 1998, 31,351,435 shares (excluding 3,290,295 treasury shares) of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                     PART I

Item 1.  Business


General

Westwood One, Inc. (the "Company" or "Westwood One") is a leading producer and distributor of nationally sponsored radio programs and is the nation's largest radio network as a result of its March 1997 agreement to represent the CBS Radio Networks. In addition, the Company owns and operates Westwood One Broadcasting Services, Inc. ("WBS"), which provides local traffic, news, sports and weather programming to radio stations and other media outlets in New York, Chicago, Los Angeles and Philadelphia. Westwood One is managed by CBS Radio Group (the successor to Infinity Broadcasting Corporation) pursuant to a five-year Management Agreement which expires on March 31, 1999.

The Company's principal source of revenue is selling radio time to advertisers through one of its three operating divisions: Westwood One Radio Networks, Westwood One Entertainment (collectively, the "Network Divisions"), and WBS. The Company generates revenue principally by its Network Divisions entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the spots to national advertisers. WBS generates revenue principally by selling audience it obtains from radio stations and other media outlets where it has operations to local as well as national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

Westwood One Radio Networks offers radio stations four traditional news services, CBS Radio news, CNN Radio, NBC Radio news and Mutual news, plus youth-oriented network news and entertainment programming from The Source and CBS Spectrum, in addition to eight 24-hour satellite-delivered continuous play music formats and weekday and weekend news and entertainment features and programs.

Westwood One Entertainment produces sports, talk, music and special event programming. These programs include: major sporting events (principally covering the NFL, Notre Dame football and other college football, basketball games, NHL and the Olympics); live, personality intensive talk shows; live concert broadcasts; countdown shows; music and interview programs; and exclusive satellite simulcasts with HBO and other cable networks.

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

Westwood One is managed by CBS Radio Group pursuant to a Management Agreement between the Company and CBS Radio Group under which (a) the Chief Executive Officer of CBS Radio Group, currently Mel Karmazin, became the Chief Executive Officer of the Company, (b) the Chief Financial Officer of CBS Radio Group, currently Farid Suleman, became the Chief Financial Officer of the Company. In 1994, CBS Radio Group began managing the business and operations for an annual base fee of $2,000,000 (adjusted for inflation), an annual cash bonus (payable in the event of meeting certain financial targets) and warrants to acquire shares of Common Stock exercisable after the Company's Common Stock reaches certain market prices per share. In addition, a Voting Agreement was executed providing for the reconstitution of the Board of Directors into a maximum nine-member Board (currently eight members due to the sale of Common Stock by Norman Pattiz) and the voting of Norman Pattiz's shares of the Company's Common Stock and Class B Stock and the shares of the Common Stock held by Infinity Network, Inc. ("INI"), a wholly-owned subsidiary of CBS Radio Group.


Industry Background

    Radio Broadcasting

As of January 1, 1998, there were approximately 10,300 commercial radio stations in the United States.

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

    Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. However, this process can be expensive and inefficient. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience, achieving national coverage on a cost efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

In recent years, the increase in the number of program formats has led to more demographically specific listening audiences making radio an attractive alternative medium for national advertisers. In addition, nationally broadcast news, concerts and special event programming have made radio an effective medium of reach (size of listening audiences) as well as frequency (number of exposures to the target audience).

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

In 1996, the Company expanded its strategy to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. In March 1996, WBS acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic
Limited  Partnership   (collectively  "Shadow  Traffic")  and has  options to
acquire  the  remaining  Shadow operations in other cities.

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

Westwood One also produces and distributes special event syndicated programs. In 1997 the Company produced and distributed numerous special event programs, including exclusive broadcasts of Garth Brooks Live from Central Park, U2 Live from Sarajevo, MTV 1997 Video Music Awards and The Rolling Stones "Bridges to Babylon" Tour Live Pay-per-view from St. Louis.

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

    Affiliated Radio Stations

The Network Divisions' radio network business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own.

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


Competition

The Company operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidations in the radio industry, companies owning large groups of stations have begun to create competing networks that will result in additional competition for network radio advertising expenditures. In addition, Westwood One competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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

WBS, in the metropolitan areas in which it operates, competes for advertising revenue with local print and other forms of communications media. The Company's
principal  competitor   providing  local  traffic is Metro Networks.


Government Regulation

Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC. Shadow Traffic utilizes FCC regulated frequencies pursuant to licenses issued by the FCC.


Employees

On February 13, 1998, Westwood One had 635 full-time employees, including a domestic advertising sales force of 96 people. In addition, the Company maintains continuing relationships with approximately 92 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System, NBC Radio Networks, and Unistar Radio Networks ("Unistar") are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

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


Item 3. Legal Proceedings

    - None -


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

On February 13, 1998 there were approximately 220 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting on June 17, 1997, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 4,500.

The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol WONE since the Company's initial public offering on April 24, 1984. The following table sets forth the range of high and low last sales prices on the NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated.



       1997                                  High              Low
       ----                                  ----              ---
       First Quarter . . . . . . . .  . .   19 11/16          16 3/4

       Second Quarter . . . . . . . . . .   32 1/4            19 1/8

       Third Quarter . . . . . . . . . . .  33 5/8            27 5/16

       Fourth Quarter . . . . . . . . . . . 37 1/8            29


       1996                                  High              Low
       ----                                  ----              ---
       First Quarter . . . . . . . .  . .   18 1/2            14 1/8

       Second Quarter . . . . . . . . . .   18 5/8            15 1/8

       Third Quarter . . . . . . . . . . .  18 3/8            13 1/2

       Fourth Quarter . . . . . . . . . . . 18 5/8            15 3/8

No cash dividend was paid on the Company's stock during 1997 or 1996, and the payment of dividends is restricted by the terms of its loan agreements.

Item 6. Selected Financial Data
        (In thousands except per share data)

The table below summarizes selected consolidated financial data of the Company for each of the last five fiscal years:

OPERATING RESULTS FOR YEAR ENDED:                                                December 31,                           November 30,
                                                               ---------------------------------------------
                                                             1997           1996           1995           1994             1993
                                                             ----           ----           ----           ----             ----
NET REVENUES                                               $240,790       $171,784       $145,729       $136,340          $84,014
OPERATING EXPENSES, EXCLUDING
 DEPRECIATION AND AMORTIZATION                              191,854        132,247        112,661        112,198           69,821
DEPRECIATION AND AMORTIZATION                                13,031         12,265         13,753         18,160           16,384
OPERATING INCOME (LOSS)                                      35,905         27,272         19,315          5,982          (2,191)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                                  25,496         17,500          9,685        (2,730)          (8,682)
(LOSS) FROM DISCONTINUED OPERATIONS
                                                               -               -              -              -           (15,227)
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                        25,496         17,500          9,685        (2,730)         (23,909)
EXTRAORDINARY (LOSS)                                           -               -              -            (590)              -
NET INCOME (LOSS)                                           $25,496        $17,500         $9,685       ($3,320)         $23,909)
INCOME (LOSS) PER SHARE:
 BASIC:
    Continuing Operations                                     $ .83          $ .56          $ .31        ($ .09)          ($ .57)
    Discontinued Operations                                      -              -              -             -            ( 1.01)
    Income (Loss) Before Extraordinary Item                     .83            .56            .31        (  .09)          ( 1.58)
    Extraordinary Item                                           -              -              -         (  .02)              -
    Net Income (Loss)                                         $ .83          $ .56          $ .31        ($ .11)          ($1.58)
 DILUTED:
    Continuing Operations                                     $ .74          $ .51          $ .28        ($ .09)          ($ .57)
    Discontinued Operations                                      -              -              -             -            ( 1.01)
    Income (Loss) Before Extraordinary Item                     .74            .51          $ .28        (  .09)          ( 1.58)
    Extraordinary Item                                           -              -              -         (  .02)              -
    Net Income (Loss)                                         $ .74          $ .51          $ .28        ($ .11)          ($1.58)


      BALANCE SHEET DATE AT:                                                        December, 31                        November 30,
                                                                 ---------------------------------------------
                                                               1997          1996            1995          1994             1993
                                                               ----          ----            ----          ----             ----
CURRENT ASSETS                                              $ 77,933       $48,379        $41,885        $46,157          $32,987
WORKING CAPITAL                                               12,180       (3,647)          6,563          7,685          (1,503)
TOTAL ASSETS                                                 335,850       273,046        245,595        260,112          152,067
LONG-TERM DEBT                                               115,000       130,443        107,943        115,443           51,943
TOTAL SHAREHOLDERS' EQUITY                                   124,678        86,848         94,123         95,454           55,151

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (In thousands except for per share amounts)

On March 31, 1997, the Company entered into a Representation Agreement with CBS Inc. to operate the CBS Radio Networks. The Company retains all revenue and is responsible for all expenses of the CBS Radio Networks from the effective date of the Representation Agreement.

Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 40% to $240,790 in 1997 from $171,784 in 1996, and increased 18% in 1996 from $145,729 in 1995. The increase in 1997 net revenue was primarily due to the inclusion of the results of the CBS Radio Networks, the acquisition of Shadow Traffic, and higher advertising rates for the Company's programs, partially offset by the non-recurrence of the 1996 Summer Olympics. The increase in 1996 net revenues was primarily due to the acquisition of Shadow Traffic effective March 1, 1996 and the Company's exclusive radio rights to the 1996 Summer Olympics.

Operating costs and expenses excluding depreciation and amortization increased 48% to $186,918 in 1997 from $126,702 in 1996, and increased 19% in 1996 from $
106,685 in 1995. The 1997 increase was primarily attributable to the inclusion of the CBS Radio Networks, including fees payable to CBS in connection with the Representation Agreement and the acquisition of Shadow Traffic, partially offset by lower station compensation expenses for the Company's network operation and the non- recurrence of costs associated with the Company's coverage of the 1996 Summer Olympics. The 1996 increase was primarily attributable to the acquisition of Shadow Traffic and costs associated with the 1996 Summer Olympics, partially offset by lower station compensation expenses.

Corporate general and administrative expenses decreased 11% to $4,936 in 1997 from $5,545 in 1996, and decreased 7% in 1996 from $ 5,976 in 1995. The decrease in 1997 is primarily attributable to lower compensation expense. The decrease in 1996 was principally attributable to a reduction in corporate staff.

Operating income increased 32% to $35,905 in 1997 from $27,272 in 1996, and increased 41% in 1996 from $19,315 in 1995. The 1997 improvement is principally attributable to higher revenue and consolidations in operations resulting from the inclusions of the CBS Radio Networks and the Shadow Traffic acquisition, partially offset by the non- recurrence of the 1996 Summer Olympics. The improvement in 1996 was attributable to the acquisition of Shadow Traffic, the 1996 Summer Olympics, controlling costs and lower amortization of programming costs and rights.

Interest  expense  was  $8,513,  $8,749  and  $9,524  in 1997,  1996  and  1995,
respectively. The 1997 decrease was primarily attributable to lower debt levels as a result of the conversion to Common Stock of the Company's 6 3/4% Convertible Subordinated Debentures (the "6 3/4% Debentures") and lower interest rates. The decrease in 1996 was primarily attributable to lower interest rates, partially offset by higher debt levels due to the purchase of Shadow Traffic.

The income tax provisions for 1997, 1996 and 1995 were based on annual effective tax rates of 8%, 7% and 5%, respectively, as a result of the utilization of net operating loss carryforwards. In 1998, the Company expects to record income tax expense at a normalized tax rate of approximately 41% of income before taxes.

Net income in 1997 increased 46% to $25,496 ($.83 per basic share and $.74 per diluted share) from $17,500 ($.56 per basic share and $.51 per diluted share) in 1996, and increased 81% in 1996 from $9,685 ($.31 per basic share and $.28 per diluted share) in 1995.

The Company has adopted SFAS 128 "Earnings per Share" and in accordance with the pronouncement has restated all previously reported per share amounts to present both Basic and Diluted earnings per share amounts. Weighted averages shares outstanding for purposes of computing basic earnings per share were 30,750, 31,018 and 31,400 in 1997, 1996 and 1995, respectively. The 1997 decrease was attributable to the Company's stock repurchase program, partially offset by additional share issuances as a result of the conversion to Common Stock of the Company's 6 3/4% Convertible Debentures and approximately 2,036 shares of Common Stock being issued as a result of warrants being exercised. The 1996 decrease is due principally to the Company's stock repurchase program. Weighted average shares outstanding for purposes of computing diluted earnings per share were 34,651, 34,521 and 35,209 in 1997, 1996 and 1995, respectively. The changes in weighted average shares are due principally to the Company's stock repurchase program partially offset by the effect of stock option grants.

Liquidity and Capital Resources

At December 31, 1997, the Company's cash and cash equivalents were $2,763 and available borrowings under its loan agreement of $35,000.

For 1997, net cash from operating activities was $19,931, a decrease of $13,306 from 1996. The decrease was primarily attributable to an increase in accounts receivable as a result of the inclusion of the CBS Radio Networks, partially offset by higher cash flow from operations and an increase in accrued expenses.

As part of the Representation Agreement with CBS, CBS provided a $9,012 working capital loan to the Company which is payable on March 31, 1999. In addition, on July 21, 1997, $15,293 principal amount of the Company's 6 3/4% Debentures were converted into approximately 622 shares of the Company's Common Stock. The remaining outstanding balance of the issuance was redeemed for cash. In the Company's third quarter, warrants covering approximately 2,036 shares were exercised, resulting in a cash inflow of $35,114 to the Company.

During 1997, the Company purchased 1,377 shares of the Company's Common Stock and 500 warrants for a total cost of $49,434. During 1996, the Company purchased 1,288 shares of the Company's Common Stock and 500 warrants for a total cost of $25,689. In 1998 (through March 6), the Company repurchased an additional 161 shares of Common Stock at a cost of $5,007. The stock buybacks have been funded principally from the Company's free cash flow.

The Company has addressed the impact the Year 2000 issue will have on its operations and believes the costs to be incurred to resolve this issue will not be significant.

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

      2. Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  3.1    Certificate of Incorporation of Registrant. (1)
  3.2    Agreement of Merger. (1)
  3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
  3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
  3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
  3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
  3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
  3.8    Bylaws of Registrant as currently in effect. (14)
*10.1    Employment Agreement and Registration Rights Agreement, dated
         October 18, 1993, between Registrant and Norman J. Pattiz. (12)
*10.2 First Amendment to Employment Agreement, dated January 26, 1994, between Registrant and Norman J. Pattiz. (12)
*10.3 Second Amendment to Employment Agreement, dated February 2, 1994, between Registrant and Norman J. Pattiz. (14)
 10.4 Form of Indemnification Agreement Between Registrant and its Directors and Executive Officers. (4)
 10.5 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (17)
 10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
 10.7 Securities Purchase Agreement, dated November 4, 1993, between Registrant and Infinity Network, Inc. (11) *10.8 Management Agreement, dated as of February 4, 1994, between Registrant and Infinity Broadcasting Corporation. (11)
*10.9 Extension Agreement, dated as of March 1, 1997, between Registrant and Infinity Broadcasting Corporation *10.10 Voting Agreement, dated as of February 4, 1994, among Registrant, Infinity Network, Inc., Infinity Broadcasting Corporation and Norman J. Pattiz. (11)
 10.11 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc.
 10.12 Asset Purchase Agreement, dated March 4, 1996, between Westwood One Broadcasting Services, Inc. and Chicago Shadow Traffic Limited Partnership, New York Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, Philadelphia Express Traffic Limited Partnership, City Traffic Corp., Express Traffic Corp. and
         Alan Markowitz. (15)
 10.13   Westwood One, Inc. 1989 Stock Incentive Plan. (9)
 10.14   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive
         Plan. (13) (16)
 10.15 Lease, dated July 19, 1989, between First Ball Associates Limited Partnership and Registrant, relating to Arlington, Virginia offices.(6)
 10.16 Lease, dated June 18, 1990, between Broadway 52nd Associates and Unistar Communications Group, Inc. relating to New York, New York offices. (14)
 10.17 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (14)
 10.18 Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (7)
 10.19 Transmission Service Agreement, dated May 28, 1993, between IDB Communications Group, Inc. and Unistar Radio Networks, Inc. (14)
 10.20 Agreement for Cancellation of Loan Documents, Guarantees and Securities Purchase Documents, dated as of November 19, 1993, between Registrant, Westwood One Stations Group, Inc., Westwood One Stations-LA, Inc., Radio & Records, Inc. and Westinghouse Electric Corporation. (12)

 22      List of Subsidiaries
 24      Consent of Independent Accountants
 27      Financial Data Schedule

**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3)      Filed as an exhibit to Registrant's Form 8 dated March 1, 1988
         (File Number 0-13020), and incorporated herein by reference.
(4)      Filed as part of Registrant's September 25, 1986 proxy statement
         (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (File Number 0-13020) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 File Number 0-13020) and incorporated herein by reference.
(9) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File Number 0-13020) and incorporated herein by reference.
(11) Filed as part of Registrant's January 7, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(12)     Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1993  (File  Number   0-13020)  and
         incorporated herein by reference.
(13) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File Number 0-13020) and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WESTWOOD ONE, INC.

March 26, 1997                 By    /s/ FARID SULEMAN
                                   ---------------------
                                 Farid Suleman
                                 Director, Secretary and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                                Date
Principal Executive Officer:


/s/ MEL A. KARMAZIN               Director, President and        March 26, 1997
----------------------------      Chief Executive Officer
Mel A. Karmazin

Principal Financial Officer and
  Chief Accounting Officer:


/s/ FARID SULEMAN                 Director, Secretary and        March 26, 1997
----------------------------      Chief Financial Officer
Farid Suleman

Additional Directors:


/s/ NORMAN J. PATTIZ              Chairman of the Board of       March 26, 1997
----------------------------      Directors
Norman J. Pattiz


/s/ DAVID L. DENNIS               Director                       March 26, 1997
----------------------------
David L. Dennis


/s/ GERALD GREENBERG              Director                       March 26, 1997
----------------------------
Gerald Greenberg


/s/ STEVEN A. LERMAN              Director                       March 26, 1997
----------------------------
Steven A. Lerman


/s/ PAUL KRASNOW                  Director                       March 26, 1997
----------------------------
Paul Krasnow


/s/ JOSEPH B. SMITH               Director                       March 26, 1997
----------------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                               Page
                                                                      ----

        --Report of Independent Accountants                           F-2

        --Consolidated Balance Sheets at December 31, 1997
          and 1996                                                    F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 1997, 1996 and 1995                      F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1997, 1996 and 1995        F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 1997, 1996 and 1995                      F-6

        --Notes to Consolidated Financial Statements                  F-7 - F14




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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. ("the Company") and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Century City, California
February 18, 1998

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                       1997                  1996
                                                                                      ------                ------
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  2,763              $  2,655
  Accounts receivable, net of allowance for doubtful accounts
     of $2,907 (1997) and $1,724 (1996)                                                67,765                41,325
  Other current assets                                                                  7,405                 4,399
                                                                                     --------              --------
                 Total Current Assets                                                  77,933                48,379
PROPERTY AND EQUIPMENT, NET                                                            15,516                16,146
INTANGIBLE ASSETS, NET                                                                204,339               201,730
DEFERRED TAXES                                                                         28,722                   -
OTHER ASSETS                                                                            9,340                 6,791
                                                                                     --------              --------
                   TOTAL ASSETS                                                      $335,850              $273,046
                                                                                     ========              ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                   $ 15,511              $ 13,250
  Income taxes payable                                                                  3,564                 2,472
  Deferred revenue                                                                      4,670                 3,767
  Other accrued expenses and liabilities                                               27,077                21,694
  Amounts payable to affiliates                                                        14,931                10,843
                                                                                     --------              --------
                 Total Current Liabilities                                             65,753                52,026
LONG-TERM DEBT                                                                        115,000               130,443
DEFERRED TAXES                                                                         18,155                   -
OTHER LIABILITIES                                                                      12,264                 3,729
                                                                                     --------              --------
                   TOTAL LIABILITIES                                                  211,172               186,198
                                                                                     --------              --------
COMMITMENTS AND CONTINGENCIES                                                             -                     -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                         -                     -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 34,639,730 (1997) and 31,817,652 (1996)                       347                   318
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1997 and 1996)                                         4                     4
  Additional paid-in capital                                                          201,759               152,708
  Accumulated deficit                                                                (11,903)              (37,399)
                                                                                     --------              --------
                                                                                      190,207               115,631
  Less treasury stock, at cost; 3,272,295 (1997) and 1,895,395 (1996) shares         (65,529)              (28,783)
                                                                                     --------              --------
                   TOTAL SHAREHOLDERS' EQUITY                                         124,678                86,848
                                                                                     --------              --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $335,850              $273,046
                                                                                     ========              ========




          See accompanying notes to consolidated financial statements.
                                       F-3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                   1997                 1996                 1995
                                                                                   ----                 ----                 ----

GROSS REVENUES                                                                   $278,978             $198,988             $169,598
  Less Agency Commissions                                                          38,188               27,204               23,869
                                                                                 --------             --------             --------
NET REVENUES                                                                      240,790              171,784              145,729
                                                                                 --------             --------             --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                   186,918              126,702              106,685
Depreciation and Amortization                                                      13,031               12,265               13,753
Corporate General and Administrative Expenses                                       4,936                5,545                5,976
                                                                                 --------             --------             --------
                                                                                  204,885              144,512              126,414
                                                                                 --------             --------             --------
OPERATING INCOME                                                                   35,905               27,272               19,315
Interest Expense                                                                    8,513                8,749                9,524
Other Income                                                                        (334)                (307)                (389)
                                                                                 --------             --------             --------
INCOME BEFORE TAXES                                                                27,726               18,830               10,180
INCOME TAXES                                                                        2,230                1,330                  495
                                                                                 --------             --------             --------
NET INCOME                                                                        $25,496              $17,500               $9,685
                                                                                  =======              =======              =======
INCOME PER SHARE:
   Basic                                                                            $ .83               $  .56                $ .31
   Diluted                                                                          $ .74               $  .51                $ .28

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                           30,750               31,018               31,400
   Diluted                                                                         34,651               34,521               35,209





















          See accompanying notes to consolidated financial statements.
                                      F-4

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                       Additional
                                                 Common Stock        Class B Stock      Paid-in    Accumulated       Treasury Stock
                                              Shares     Amount    Shares     Amount    Capital     (Deficit)      Shares     Amount
                                              ------     ------    ------     ------    -------     ---------      ------     ------

BALANCE AT DECEMBER 31, 1994 .............    30,653      $307      352         $4     $159,727     ($64,584)         -          -
 Net income for 1995 .....................        -         -        -          -            -          9,685         -          -
 Issuance of common stock under
   stock option plans ....................       754         7       -          -         3,215            -          -          -
 Issuance of common stock under
   warrants ..............................       100         1       -          -           236            -          -          -
 Purchase and cancellation of warrant ....        -         -        -          -       (5,631)            -          -          -
 Purchase of treasury stock ..............        -         -        -          -            -             -         607      8,844
                                             -------      ----     ----       ----     --------     ---------     -------   -------
BALANCE AT DECEMBER 31, 1995 .............    31,507       315      352          4      157,547      (54,899)        607      8,844
 Net income for 1996 .....................        -         -        -          -            -         17,500         -          -
 Issuance of common stock under
   stock option plans ....................       311         3       -          -           911            -          -          -
 Purchase and cancellation of warrant ....        -         -        -          -       (5,750)            -          -          -
 Purchase of treasury stock ..............        -         -        -          -            -             -       1,288     19,939
                                             -------      ----     ----       ----     --------     ---------     ------    -------
BALANCE AT DECEMBER 31, 1996 .............    31,818       318      352          4      152,708      (37,399)      1,895     28,783
 Net income for 1997 .....................        -         -        -          -            -         25,496         -          -
 Issuance of common stock under
   stock option plans ....................       164         2       -          -         1,183            -          -          -
 Issuance of common stock under
   warrants ..............................     2,036        21       -          -        35,093            -          -          -
 Conversion of 6 3/4% debentures to
   common stock  .........................       622         6       -          -        14,896            -          -          -
 Purchase and cancellation of warrant ....        -         -        -          -      (12,688)            -          -          -
 Income tax benefit of option and warrant
   exercises .............................        -         -        -          -        10,567            -          -          -
 Purchase of treasury stock ..............        -         -        -          -            -             -       1,377     36,746
                                             -------      ----     ----       ----     --------     ---------     ------    -------
BALANCE AT DECEMBER 31, 1997 .............    34,640      $347      352         $4     $201,759     ($11,903)      3,272    $65,529
                                             =======     =====     ====       ====     ========     =========     ======    =======







           See accompanying notes to consolidated financial statements
                                       F-5

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                         1997              1996              1995
                                                                                         ----              ----              ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                            $25,496          $17,500            $9,685
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    13,031           12,265            13,753
        Other                                                                               320              403             (206)
                                                                                        -------         --------          --------
                                                                                         38,847           30,168            23,232
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                  (26,440)            (489)             1,040
           Decrease (increase) in prepaid assets                                        (3,006)              310             (430)
           Increase in accounts payable and accrued liabilities                          10,530            3,248               381
                                                                                       --------         --------          --------
                   Net Cash Provided By Operating Activities                             19,931           33,237            24,223
                                                                                       --------         --------          --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of businesses and other (CBS Radio Networks
     in 1997 and Shadow Traffic in 1996)                                               (13,839)         (26,172)           (1,106)
  Capital expenditures                                                                  (1,711)          (1,701)           (1,229)
                                                                                       --------         --------          --------
                   Net Cash Used For Investing Activities                              (15,550)         (27,873)           (2,335)
                                                                                       --------         --------          --------
                   CASH PROVIDED BEFORE FINANCING ACTIVITIES                              4,381            5,364            21,888
                                                                                       --------         --------          --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments                                                                            -           (1,250)          (12,500)
  Borrowings under bank and other long-term obligations                                   8,862           23,750                -
  Issuance of common stock                                                               36,299              914             3,459
  Repurchase of common stock and warrants                                              (49,434)         (25,689)          (14,475)
  Deferred financing costs                                                                   -             (690)             (555)
                                                                                       --------         --------          --------
                   NET CASH (USED FOR) FINANCING ACTIVITIES                             (4,273)          (2,965)          (24,071)
                                                                                       --------         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        108            2,399            (2,183)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,655              256             2,439
                                                                                       --------         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $2,763           $2,655              $256
                                                                                       ========         ========          ========









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

Income Taxes
The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting
Standards No. 109 (FAS 109), "Accounting for Income Taxes". Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 2 - Earnings per Share:

The Company has adopted SFAS 128 "Earnings per Share" and in accordance with the pronouncement has restated all previously reported per share amounts to conform to the new presentation. The pronouncement requires companies to disclose "Basic" and "Diluted" earnings per share amounts. Basic earnings per share excludes all dilution and is calculated using the weighted average number of shares outstanding in the period. Diluted earnings

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


per share reflects the potential dilution that would occur if all financial instruments which may be exchanged for equity securities were exercised or converted to common stock.

The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following number of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                    1997             1996            1995
                                    ----             ----            ----
       Warrants                   3,182,000       3,029,000         3,264,000
       Options                      719,000         474,000           545,000

The following securities were not included in the computation of diluted earnings per share for the years presented because the exercise price was greater than the average market price of the Company's Common Stock:


                                    1997             1996            1995
                                    ----             ----            ----
       Options                     790,000           50,000           740,000
       Warrants                        -          2,499,000         2,499,000

The per share exercise prices of the options were $30.00 and $17.50 in 1997 and 1996, respectively, and $14.50 - $16.31 in 1995. The per share exercise price of warrants was $17.25.

Shares issuable upon conversion of the Company's 6 3/4% Convertible Subordinated Debentures were not included for purposes of calculating diluted earnings per share because they were antidilutive securities.

NOTE 3 - Acquisitions of businesses:

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

On March 31, 1997, the Company entered into a representation and management agreement (the "Representation Agreement") with CBS Inc. ("CBS"), whereby the Company will operate the CBS Radio Networks for an initial two-year period ending March 31, 1999. In accordance with the Representation Agreement, the Company pays CBS a representation fee and retains all revenues from sales of commercial time and is responsible for all expenses of the CBS Radio Networks. Accordingly, the operating results of CBS Radio Network are included with those of the Company from the effective date of the Representation Agreement. Pursuant to the Representation Agreement, CBS provided a working capital loan of $9,012, repayable on March 31, 1999, with interest payable at 50 basis points over the six-month LIBOR rate. The Company is required to pay a representation fee of $10,000 and $12,000 respectively in the first and second year of the Representation Agreement and to reimburse CBS for certain programming costs, including news, that CBS provides to Westwood One.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                                December 31,
                                                         -----------------------
                                                            1997          1996
                                                            ----          ----
   Land...........................................       $  3,378       $ 3,378
   Recording and studio equipment.................         17,522        16,117
   Buildings and leasehold improvements...........          7,977         7,972
   Furniture and equipment........................          7,328         6,734
   Transportation equipment.......................            480           557
   Construction-in-progress.......................             -          1,378
                                                          -------        ------
                                                           36,685        36,136

   Less:  Accumulated depreciation
            and amortization......................         21,169        19,990
                                                          -------        ------
          Property and equipment, net.............        $15,516       $16,146
                                                          =======       =======

Depreciation expense was $2,341 in 1997, $2,472 in 1996, and $2,340 in 1995.

NOTE 5 - Intangible Assets:

Intangible assets are summarized as follows at:

                                                              December 31,
                                                      -------------------------
                                                         1997             1996
                                                         ----             ----
Goodwill, less accumulated amortization
 of $32,166 (1997) and $26,205 (1996) .........       $164,862         $168,249
Acquired station affiliation agreements,
 less accumulated amortization of $7,670
 1997) and  $6,274 (1996)......................         16,109           17,505
Other intangible assets, less accumulated
 amortization of $7,562 (1997) and $5,622
 (1996) .......................................         23,368           15,978
                                                      --------         --------

      Intangible assets, net...................       $204,339         $201,730
                                                      ========         ========

Intangible assets, except for acquired station affiliation agreements, are generally amortized on a straight-line basis principally over 40 years.

Station affiliation agreements are comprised of values assigned to agreements acquired as part of the purchase of radio networks and are amortized using an accelerated method over 40 years. The period of amortization is evaluated periodically to determine whether a revision to the estimated useful life is warranted.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6 - Debt:

Long-term debt consists of the following at:

                                                                December 31,
                                                        -----------------------
                                                          1997            1996
                                                          ----            ----
Revolving Credit Facility/Term Loans...............     $115,000       $115,000
6 3/4% Convertible Subordinated Debentures
 maturing 2011.....................................           -          15,443
                                                        --------       --------
                                                        $115,000       $130,443
                                                        ========       ========

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $75,000 revolving credit facility and an unsecured $75,000 term loan (the "Facility"). The Facility is available until September 30, 2004. At December 31, 1997, the Company had available borrowings under the Facility of $35,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 1997, the applicable margin was LIBOR plus .5%. At December 31, 1997, the Company had borrowed $40,000 under the revolving credit facility and $75,000 under the term loan at a weighted-average interest rate of 6.3%. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

On July 21, 1997, $15,293 principal amount of the Company's 6 3/4% Convertible Subordinated Debenture were converted into approximately 622,000 shares of the Company's Common Stock and the remaining balance of $150 was redeemed for cash, thereby resulting in a complete redemption of the securities.

The aggregate maturities of long-term debt for the next five fiscal years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1997, are as follows:

            Year
            ----
            2000.................................          $ 10,000
            2001.................................            10,000
            2002.................................            17,500
            Thereafter...........................            77,500
                                                           --------
                                                           $115,000
                                                           ========

The fair value of debt approximates its carrying value.

NOTE 7 - Shareholders' Equity:

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

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 - Stock Options:

The Company has a stock option plan established in 1989 which provides for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. There are 6,800,000 shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,835 ($.09 per basic share and $.08 per diluted share) in 1997, $795 ($.03 per basic share and $.02 per diluted share) in 1996 and $134 in 1995. The weighted average fair value of the options granted in 1997, 1996 and 1995 is estimated at $37.31, $24.30 and $20.74, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                     1997          1996
                                                     ----          ----
    Weighted Average Risk Free Interest Rate         6.3%          6.1%
    Expected Life (In Years)                         5             5
    Expected Volatility                             53.9%         31.1%
    Expected Dividend Yield                           -             -
    Expected Forfeitures per Year                    5%            5%

Information concerning options outstanding under the Plan is as follows for the year ended:

                                                                    Year Ended December 31,
                                         ----------------------------------------------------------------------------------
                                                 1997                         1996                         1995
                                         ------------------------     ------------------------      -----------------------
                                                         Weighted                     Weighted                     Weighted
                                                          Average                      Average                      Average
                                                         Exercise                     Exercise                     Exercise
                                         Shares            Price       Shares           Price       Shares           Price
                                         ------            -----       ------           -----       ------           -----
Outstanding at beginning of
period                                   1,732,500         $10.30      2,036,875        $ 9.02      1,686,875        $ 5.65
Granted during the period                1,660,000         $23.84         50,000        $17.50        675,000        $14.47
Exercised during the period              (166,500)         $ 7.24      (310,625)        $ 3.01      (304,375)        $ 2.92
Forfeited during the period              (215,500)         $16.65       (43,750)        $10.61       (20,625)        $ 2.19
                                         ---------                      --------                     --------

Outstanding at end of period             3,010,500         $17.48      1,732,500        $10.30      2,036,875        $ 9.02
                                         =========                     =========                    =========

Available for new stock options
  at end of period                       1,527,000                       971,500                      977,750
                                         =========                       =======                      =======

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


At December 31, 1997, options to purchase 794,500 shares of common stock were currently exerciseable at a weighted average exercise price of $9.12.

The following table contains additional information with respect to options at December 31, 1997:


                                                                                                      Remaining
                                                                                       Weighted        Weighted
                                                                                        Average         Average
                                                                        Number of      Exercise       Contractual
                                                                         Options        Price       Life (In Years)
                                                                         -------        -----       ---------------
Options Outstanding at Exercise Price Ranges of:
  $ 1.81 - $ 2.75                                                        102,500        $ 2.27           3.9
  $ 5.38 - $ 9.75                                                        828,000        $ 8.59           6.6
  $12.75 - $18.25                                                      1,290,000        $16.74           8.6
      $30.00                                                             790,000        $30.00           9.5
                                                                         -------
                                                                       3,010,500        $17.48           8.1
                                                                       =========

On December 1, 1986, the Chairman of the Board was granted options not covered by the Plan to acquire 525,000 shares of common stock, which vested ratably over a seven-year term or immediately upon a change in control of the Company. The options became exercisable at the fair market value of the common stock, as defined, on the date of vesting. At December 31, 1997, options covering 75,000 shares were outstanding and exercisable at $16.31 per share.

NOTE 9 - Income Taxes:

As of December 31, 1997, the Company had approximately $58,000 of available U.S. net operating loss carryforwards for tax purposes, which begin to expire in 2002. Utilization of the carryforwards is dependent upon future taxable income and the absence of any significant changes in the stock ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:


                                                                                      December 31,
                                                                                  ---------------------
                                                                                   1997           1996
                                                                                   ----           ----
                   Deferred tax liabilities:
                     Affiliation agreements.............................          $7,237        $ 7,840
                     Purchase accruals..................................          10,705          7,705
                     Other..............................................             214            594
                                                                                 -------        -------
                       Total deferred tax liabilities...................          18,155         16,139
                                                                                 -------        -------
                   Deferred tax assets:
                     Net operating loss.................................          20,433         24,104
                     Accrued liabilities and reserves...................           6,986          5,724
                     Tax credits (AMT and ITC)..........................           1,303          1,850
                                                                                 -------        -------
                       Total deferred tax assets........................          28,722         31,678
                                                                                 -------        -------
                   Valuation allowance..................................             -           15,539
                                                                                 -------        -------
                   Net deferred tax assets..............................         $10,567        $   -
                                                                                 =======        =======

                                      F-12

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In 1997, as a result of its current trend of positive operating results, the Company determined that it no longer needed to maintain a valuation allowance for its net deferred tax assets. Accordingly, the benefit of the resulting net operating losses was credited to paid-in-capital.

The components of the provision for income taxes related to continuing operations is summarized as follows:


                                                                              Year Ended December 31,
                                                                      --------------------------------------
         Current payable:                                               1997            1996            1995
                                                                        ----            ----            ----
           Federal........................................            $  483          $  520          $  280
           State..........................................             1,747             810             215
                                                                      ------          ------          ------
           Total income tax expense.......................            $2,330          $1,330          $  495
                                                                      ======          ======          ======

NOTE 10 - Related Party Transactions:

In connection with the acquisition of Unistar, the Company sold 5,000,000 shares of the Company's common stock and a warrant to purchase up to an additional 3,000,000 shares to INI (See Note 7) and entered into a Management Agreement with CBS Radio Group. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $2,713 to CBS Radio Group in 1997 ($2,825 in
1996). As part of the Management Agreement, CBS Radio Group was given 1,500,000 warrants to acquire shares of common stock after the Company's common stock reaches certain market prices per share. In 1997, the Company purchased and cancelled CBS Radio Group's $5.00 incentive warrants covering 500,000 common shares for $12,688. In 1996, the Company purchased and cancelled CBS Radio Group's $4.00 incentive warrants covering 500,000 common shares for $5,750.

On March 31, 1997, the Company entered into a Representation Agreement with CBS (Note 3). In addition, several of CBS Radio Group's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from CBS Radio Group. During 1997 the Company incurred expenses aggregating approximately $61,564 for the Representation Agreement and CBS Radio Group affiliations and programs ($22,886 in 1996).

NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, certain digital audio transmission services, the CBS Representation Agreement and the Management Agreement with CBS Radio Group. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1997, are set forth below:


               Year
              ------

              1998.................................            $ 57,506
              1999.................................              25,671
              2000.................................              16,984
              2001.................................               8,459
              2002.................................              10,365
                                                               --------
                                                               $118,985
                                                               ========

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, including amounts from discontinued operations, and non-cash transactions is summarized as follows:

                                                                         Year Ended December 31,
                                                                 ------------------------------------
                                                                 1997            1996            1995
                                                                 ----            ----            ----
          Cash paid for:
            Interest.........................................  $ 8,245          $6,837          $9,597
            Income taxes.....................................    1,174             754             326
          Non-cash investing and financing activities:
            Conversion of 6 3/4% Debentures
             to common stock.................................  $15,293             -               -

NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1997 and 1996.


 (In thousands, except per share data)

                                                        First         Second        Third        Fourth        For the
                                                       Quarter       Quarter       Quarter       Quarter         Year
                                                       -------       -------       -------       -------         ----
    1997
    ----
Net revenues......................................    $41,461        $66,117       $63,373       $69,839       $240,790
Operating income..................................      2,758         11,960        10,778        10,409         35,905
Net income .......................................        504          8,983         7,866         8,143         25,496
Net income per share:
     Basic .......................................     $ 0.02         $ 0.30        $ 0.25        $ 0.26         $ 0.83
     Diluted .....................................       0.02           0.26          0.23          0.23           0.74

    1996
    ----
Net revenues......................................    $33,848        $45,392       $47,561       $44,983       $171,784
Operating income .................................      1,330          9,548         8,956         7,438         27,272
Net income (loss) ................................      (639)          6,991         6,465         4,683         17,500
Net income (loss) per share:
     Basic  ......................................   $ (0.02)         $ 0.23        $ 0.21        $ 0.15         $ 0.56
     Diluted  ....................................     (0.02)           0.20          0.19          0.14           0.51

                               WESTWOOD ONE, INC.
                                   SCHEDULE IX
                       CONSOLIDATED SHORT-TERM BORROWINGS
                                 (In thousands)



                                                                  MAXIMUM              AVERAGE        WEIGHTED
                                                                  AMOUNT               AMOUNT         AVERAGE
CATEGORY OF                 BALANCE           WEIGHTED              OUT-                OUT-          INTEREST
AGGREGATE                     AT               AVERAGE           STANDING             STANDING          RATE
SHORT-TERM                  END OF            INTEREST          DURING THE           DURING THE      DURING THE
BORROWINGS                  PERIOD              RATE              PERIOD               PERIOD          PERIOD
----------                 --------            ------            --------             --------        --------


Year ended
December 31,
1996:

   Notes payable           $  -                  -                $10,000              $1,760           6.4 %

Notes: Short-term borrowings during the years covered by this schedule consist of loans made under various established credit lines. The average amount outstanding during each period was computed by dividing the average outstanding principal balance by 365 days. The weighted average interest rate during each period was computed by dividing the actual interest expense on such borrowings by the average amount outstanding during that period. The Company did not have any short-term borrowings in 1997 and 1995.