Form 10-Q
period 1998-03-31
WESTWOOD ONE INC /DE/
filed 1998-05-15
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1998                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              95-3980449
-------------------------------                              -------------------
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

As of May 8, 1998, 31,214,435 shares of Common Stock, excluding 3,433,295 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 March 31,            December 31,
                                                                                   1998                  1997
                                                                                 ---------            ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  4,662               $  2,763
  Accounts receivable, net of allowance for doubtful accounts
     of $2,765 (1998) and $2,907 (1997)                                            51,964                 67,765
  Other current assets                                                              7,555                  7,405
                                                                                 --------               --------
                 Total Current Assets                                              64,181                 77,933
PROPERTY AND EQUIPMENT, NET                                                        15,262                 15,516
INTANGIBLE ASSETS, NET                                                            201,864                204,339
DEFERRED TAXES                                                                     28,722                 28,722
OTHER ASSETS                                                                        9,006                  9,340
                                                                                 --------               --------
                   TOTAL ASSETS                                                  $319,035               $335,850
                                                                                 ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $ 25,548               $ 24,412
  Accrued expenses and other liabilities                                           36,300                 41,341
                                                                                 --------               --------
                 Total Current Liabilities                                         61,848                 65,753
LONG-TERM DEBT                                                                    107,000                115,000
DEFERRED TAXES                                                                     18,155                 18,155
OTHER LIABILITIES                                                                  12,239                 12,264
                                                                                 --------               --------
                   TOTAL LIABILITIES                                              199,242                211,172
                                                                                 --------               --------
COMMITMENTS AND CONTINGENCIES                                                         -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued, 34,646,730 (1998) and 34,639,730 (1997)                                  347                    347
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1998 and 1997)                                    4                      4
  Additional paid-in capital                                                      201,832               201,759
  Accumulated deficit                                                            (11,854)              (11,903)
                                                                                 --------              --------
                                                                                  190,329               190,207
  Less treasury stock, at cost; 3,433,295 (1998) and 3,272,295 (1997) shares     (70,536)              (65,529)
                                                                                 --------              --------
                   TOTAL SHAREHOLDERS' EQUITY                                     119,793               124,678
                                                                                 --------              --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $319,035              $335,850
                                                                                 ========              ========




          See accompanying notes to consolidated financial statements.
                                      - 3 -

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                           1998            1997

GROSS REVENUES                                            $61,059        $48,006
 Less Agency Commissions                                    7,719          6,545
                                                          -------        -------
NET REVENUES                                               53,340         41,461
                                                          -------        -------
Operating Costs and Expenses Excluding
 Depreciation and Amortization                             46,833         34,520
Depreciation and Amortization                               3,435          2,848
Corporate General and Administrative Expenses               1,090          1,335
                                                          -------        -------
                                                           51,358         38,703
                                                          -------        -------
OPERATING INCOME                                            1,982          2,758
Interest Expense                                            2,079          2,250
Other Income                                                (178)           (50)
                                                          -------        -------
INCOME BEFORE INCOME TAXES                                     81            558
INCOME TAXES                                                   32             54
                                                          -------        -------

NET INCOME                                                    $49           $504
                                                          =======        =======

NET INCOME PER SHARE:
 BASIC                                                     $  .00         $  .02
                                                          =======        =======
 DILUTED                                                   $  .00         $  .02
                                                          =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC                                                     31,664         30,185
                                                          =======        =======
 DILUTED                                                   35,251         33,623
                                                          =======        =======


          See accompanying notes to consolidated financial statements.
                                      - 4 -

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                   1998              1997

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                          $49            $504
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               3,435           2,848
        Other                                                                          78              85
                                                                                 --------        --------
                                                                                    3,562           3,437
        Changes in assets and liabilities:
           Decrease in accounts receivable                                         15,801           2,063
           Increase in prepaid assets                                               (150)           (214)
           Decrease in accounts payable and accrued liabilities                   (2,825)         (2,255)
                                                                                 --------        --------
                   Net Cash Provided By Operating Activities                       16,388           3,031
                                                                                 --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                              (1,316)           (901)
  Capital expenditures                                                              (239)           (523)
                                                                                 --------        --------
                   Net Cash Used For Investing Activities                         (1,555)         (1,424)
                                                                                 --------        --------
                   CASH PROVIDED BEFORE FINANCING ACTIVITIES                       14,833           1,607
                                                                                 --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under debt arrangements                                 (8,000)             -
  Issuance of common stock                                                             73             164
  Repurchase of common stock                                                      (5,007)         (4,238)
                                                                                 --------        --------
                   NET CASH (USED IN) FROM FINANCING ACTIVITIES                  (12,934)         (4,074)
                                                                                 --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,899         (2,467)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,763           2,655
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $4,662            $188
                                                                                 ========        ========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of March 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 1998 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - Earnings Per Share:
----------------------------

         Net income per share is computed in accordance with SFAS No. 128. Basic earnings per share excludes all dilution and is calculated using the weighted average number of shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all financial instruments which may be exchanged for equity securities were exercised or converted to Common Stock.

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                             March 31,
                                      ----------------------
                                      1998              1997
                                      ----              ----
              Warrants               2,719             3,008
              Options                  873               430


NOTE 3 - Debt:
--------------

         At March 31, 1998 the Company had outstanding borrowings of $107,000 under its bank revolving credit facility and available borrowings of $43,000.


NOTE 4 - Subsequent Event:
--------------------------

         On May 7, 1998, the Company acquired the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. for approximately $20,000 plus costs and the assumption of certain obligations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)

         On March 31, 1997 the Company entered into a Representation Agreement with CBS, Inc. to operate the CBS Radio Networks. The Company retains all revenue and is responsible for all expenses of the CBS Radio Networks from the effective date of the Representation Agreement.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 29% to $53,340 in the first quarter of 1998 from $41,461 in the comparable prior year quarter. The increase in net revenue was primarily due to the CBS Representation Agreement and higher revenues from Shadow Traffic, partially offset by lower revenues at the Company's existing programs. The revenues in the first quarter of 1998 were adversely affected by the addition of a new competitor in the network radio industry.

         Operating costs and expenses excluding depreciation and amortization increased 36% to $46,833 in the first quarter of 1998 from $34,520 in the first quarter of 1997. The increase was primarily attributable to expenses associated with the CBS Representation Agreement.

         Depreciation and amortization was $3,435 in the first quarter of 1998 as compared to $2,848 in the first quarter of 1997 due principally to higher depreciation and amortization as a result of the CBS Representation Agreement.

         Corporate administrative expenses decreased 18% to $1,090 in the first quarter of 1998 from $1,335 in the first quarter of 1997. The decrease was primarily attributable to lower compensation expense.

         Operating income decreased 28% to $1,982 in the first quarter of 1998 from $2,758 in the first quarter of 1997, primarily due to higher depreciation and amortization expense.

         Interest expense decreased 8% to $2,079 in the first quarter of 1998 from $2,250 in 1997. The decrease is principally attributable to higher debt levels in 1997's first quarter.

         The effective income tax rate in the first quarter of 1998 was approximately 40% as compared to the 1997 effective tax rate of 10%. The effective tax rate was lower in prior periods as a result of the utilization of net operating loss carryforwards.

         Net income in the first quarter of 1998 was $49 as compared to $504 ($.02 per share) in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 1998, the Company's cash and cash equivalents were $4,662, an increase of $1,899 from December 31, 1997.

         For the three months ended March 31, 1998 versus the comparable prior year period, net cash from operating activities increased $13,357, principally as a result of lower working capital requirements.

         At March 31, 1998, the Company had available borrowings of $43,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the first quarter of 1998, the Company repurchased 161 shares of Common Stock at a cost of $5,007.

         On May 7, 1998 the Company acquired the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. for $20 million plus the assumption of certain obligations. The acquisition was financed from the Company's available bank borrowings.

                            PART II OTHER INFORMATION

Items 1 through 5
-----------------

         These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  27.  Financial Data Schedule.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WESTWOOD ONE, INC.




                                             By: /S/ FARID SULEMAN
                                                 -------------------
                                                 FARID SULEMAN
                                                 Chief Financial Officer






                                             Dated: May 13, 1998