Form 10-Q
period 1998-06-30
WESTWOOD ONE INC /DE/
filed 1998-08-14
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
-------------------------------                              -------------------
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

As of August 4, 1998, 30,652,435 shares of Common Stock, excluding 4,219,295 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.
                               ------------------

                                      INDEX
                                      -----




PART I.     FINANCIAL INFORMATION:                                      Page No.
                                                                        --------


                 Consolidated Balance Sheets                               3

                 Consolidated Statements of Operations                     4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Consolidated Financial Statements                6

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                8





PART II.    OTHER INFORMATION                                             11

            SIGNATURES                                                    12

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                June 30, 1998            December 31, 1997
                                                                                -------------            -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  1,785                    $  2,763
  Accounts receivable, net of allowance for doubtful accounts
     of $3,097 (1998) and $2,907 (1997)                                            67,034                      67,765
  Other current assets                                                              8,471                       7,405
                                                                                 --------                    --------
                 Total Current Assets                                              77,290                      77,933
PROPERTY AND EQUIPMENT, NET                                                        18,384                      15,516
INTANGIBLE ASSETS, NET                                                            225,293                     204,339
DEFERRED TAXES                                                                     26,145                      28,722
OTHER ASSETS                                                                        8,913                       9,340
                                                                                 --------                    --------
                   TOTAL ASSETS                                                  $356,025                    $335,850
                                                                                 ========                    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $ 28,473                    $ 24,412
  Accrued expenses and other liabilities                                           52,210                      41,341
                                                                                 --------                    --------
                 Total Current Liabilities                                         80,683                      65,753
LONG-TERM DEBT                                                                    139,000                     115,000
DEFERRED TAXES                                                                     18,155                      18,155
OTHER LIABILITIES                                                                   4,806                      12,264
                                                                                 --------                    --------
                   TOTAL LIABILITIES                                              242,644                     211,172
                                                                                 --------                    --------
COMMITMENTS AND CONTINGENCIES                                                         -                           -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -                           -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued, 34,777,730 (1998) and 34,639,730 (1997)                                   348                         347
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1998 and 1997)                                     4                           4
  Additional paid-in capital                                                      203,135                     201,759
  Accumulated deficit                                                             (7,776)                    (11,903)
                                                                                 --------                    --------
                                                                                  195,711                     190,207
  Less treasury stock, at cost; 3,894,795 (1998) and 3,272,295 (1997) shares     (82,330)                    (65,529)
                                                                                 --------                    --------
                   TOTAL SHAREHOLDERS' EQUITY                                     113,381                     124,678
                                                                                 --------                    --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $356,025                    $335,850
                                                                                 ========                    ========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended              Six Months Ended
                                                                                      June 30,                        June 30,
                                                                                  ----------------               -----------------
                                                                                  1998        1997               1998         1997
                                                                                  ----        ----               ----         ----
GROSS REVENUES                                                                  $73,010     $76,804            $134,069     $124,810
  Less Agency Commissions                                                         9,523      10,687              17,242       17,232
                                                                                -------     -------            --------     --------
NET REVENUES                                                                     63,487      66,117             116,827      107,578
                                                                                -------     -------            --------     --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                  47,490      49,731              94,323       84,251
Depreciation and Amortization                                                     5,196       3,090               8,631        5,938
Corporate General and Administrative Expenses                                     1,205       1,336               2,295        2,671
                                                                                -------     -------            --------     --------
                                                                                 53,891      54,157             105,249       92,860
                                                                                -------     -------            --------     --------
OPERATING INCOME                                                                  9,596      11,960              11,578       14,718
Interest Expense                                                                  2,438       2,251               4,517        4,501
Other Income                                                                       (88)        (70)               (266)        (120)
                                                                                -------     -------            --------     --------
INCOME BEFORE INCOME TAXES                                                        7,246       9,779               7,327       10,337
INCOME TAXES                                                                      3,168         796               3,200          850
                                                                                -------     -------            --------     --------

NET INCOME                                                                      $ 4,078     $ 8,983            $  4,127     $  9,487
                                                                                =======     =======            ========     ========


NET INCOME PER SHARE:
    BASIC                                                                         $ .13       $ .30               $ .13        $ .31
                                                                                =======     =======            ========     ========
    DILUTED                                                                       $ .12       $ .26               $ .12        $ .27
                                                                                =======     =======            ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                                                        31,487      30,103              31,576       30,144
                                                                                =======     =======            ========     ========
    DILUTED                                                                      34,885      34,589              35,046       34,630
                                                                                =======     =======            ========     ========








          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                               --------------
                                                                                            1998           1997
                                                                                            ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                              $4,127          $9,487
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      8,631           6,071
        Other                                                                              2,734             164
                                                                                        --------         -------
                                                                                          15,492          15,722
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                   731        (19,366)
           Increase in prepaid assets                                                    (1,066)           (888)
           Decrease in accounts payable and accrued liabilities                            3,587           4,688
                                                                                        --------        --------
                   Net Cash Provided By Operating Activities                              18,744             156
                                                                                        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                    (26,447)         (4,182)
  Capital expenditures                                                                   (3,351)           (951)
                                                                                        --------        --------
                   Net Cash Used For Investing Activities                               (29,798)         (5,133)
                                                                                        --------        --------
                   CASH USED BEFORE FINANCING ACTIVITIES                                (11,054)         (4,977)
                                                                                        --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under debt arrangements and capital leases                      25,500           9,012
  Issuance of common stock                                                                 1,377           1,396
  Repurchase of common stock                                                            (16,801)         (5,992)
                                                                                        --------        --------
                   NET CASH (USED IN) FROM FINANCING ACTIVITIES                           10,076           4,416
                                                                                        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (978)           (561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           2,763           2,655
                                                                                        --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $1,785          $2,094
                                                                                        ========        ========




          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

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

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                  THREE MONTHS ENDED            SIX MONTHS ENDED
                       JUNE 30,                     JUNE 30,
                  ------------------            ----------------

                  1998         1997             1998         1997
                  ----         ----             ----         ----
Warrants         2,671        3,735            2,697        3,433
Options            682          746              751          851


NOTE 3 - Debt:
--------------

         At June 30, 1998 the Company had outstanding borrowings of $139,000 under its bank revolving credit facility and available borrowings of $11,000.

NOTE 4 - Acquisition:
---------------------

         In May, 1998, the Company acquired the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. for approximately $20,000 plus costs and the assumption of certain obligations. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from May 1, 1998. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired as part of the purchase are being amortized over 40 years.

NOTE 5 - Subsequent Event:
--------------------------

     On August 4, 1998, the Company announced a consolidation of its news operations, resulting in the elimination of certain news operations in Virginia. Accordingly, the Company will be recording a one-time expense, comprised principally of severance obligations, associated with this consolidation of approximately $1,800 in its third fiscal quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)


         On May 7, 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. The results of operations for these additional cities are included in the consolidated financial statements of the Company from May 1, 1998. On March 31, 1997, the Company entered into a Representation Agreement with CBS, Inc. to operate the CBS Radio Networks. The Company retains all revenue and is responsible for all expenses of the CBS Radio Networks from the effective date of the Representation Agreement.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue decreased $ 2,630, or 4%, to $63,487 in the second quarter of 1998 from $66,117 in the comparable prior year quarter. The decrease in net revenue was primarily due to lower network revenues in part due to the elimination of revenues associated with the termination of certain programming, including Major League Baseball. The decrease was partially offset by revenues from the Company's May 1998 acquisition of the remaining Shadow Traffic operations.

         Operating costs and expenses excluding depreciation and amortization decreased $2,241, or 5%, to $47,490 in the second quarter of 1998 from $49,731 in the second quarter of 1997. The decrease was primarily attributable to the elimination of costs related to certain unprofitable programs and lower network expenses partially offset by expenses related to the recently acquired Shadow Traffic operations.

     Depreciation and amortization increased $2,106, or 68%, to $5,196 in the second quarter of 1998 as compared to $3,090 in the second quarter of 1997. The change is principally attributable to depreciation and amortization related to fixed assets from capitalized leases and the recently acquired Shadow Traffic operations.

     Operating income decreased $2,364, or 20%, to $9,596 in the second quarter of 1998 from $11,960 in the second quarter of 1997. The decrease is in part due to higher depreciation and amortization expense.

         Interest expense increased 8% to $2,438 in the second quarter of 1998 from $2,251 in 1997. The increase is principally attributable to higher debt levels as a result of the newly acquired Shadow Traffic operations.

         Income taxes increased $2,372, or 298%, to $3,168 in the second quarter of 1998 from $796 in the second quarter of 1997. The effective income tax rate in the first half of 1998 was 44% as compared to 8% in the first half of 1997.

The 1998 provision is substantially all deferred taxes as the Company has significant tax net operating loss deductions to reduce cash taxes payable.

         Net income decreased $4,905, or 55%, to $4,078 ($.13 per basic share and $.12 per diluted share) in the second quarter of 1998 from $8,983 ($.30 per basic share and $.26 per diluted share) in the second quarter of 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 1997
---------------------------------------

         Net revenue for the first half of 1998 increased 9% to $116,827 from $107,578 in the first half of 1997. The increase is principally attributable to the inclusion of the CBS Radio Networks and the recently acquired Shadow Traffic operations partially offset by the elimination of revenues associated with the termination of certain programming, including Major League Baseball.

         Operating costs and expenses increased 12% to $94,323 in the first half of 1998 from $84,251 in the comparable 1997 period. The increase was primarily attributable to the inclusion of the CBS Radio Networks and the purchase of the remaining Shadow Traffic operations partially offset by the elimination of costs related to certain unprofitable programs and lower network expenses.

     Depreciation and amortization increased 45% to $8,631 in the first half of 1998 as compared to $5,938 in the first half of 1997. The increase is principally attributable to depreciation and amortization related to fixed assets from capitalized leases, the recently acquired Shadow Traffic operations and the Representation Agreement with CBS.


     Income taxes increased $2,350, or 277%, to $3,200 in the first half of 1998 from $850 in the second quarter of 1997. The effective income tax rate in the first half of 1996 was 44% as compared to 8% in the first half of 1997. The 1998 provision is substantially all deferred taxes as the Company has significant tax net operating loss deductions to reduce cash taxes payable.

         Net income decreased $5,360, or 57% to $4,127 ($.13 per basic share and $.12 per diluted share) in the first half of 1998 from $9,487 ($.31 per basic share and $.27 per diluted share) in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1998, the Company's cash and cash equivalents were $1,785, a decrease of $978 from December 31, 1997.

     For the six months ended June 30, 1998, net cash from operating activities was $18,744 as compared to $156 for the six months ended June 30, 1997, an increase of $18,588. The cash flow from operations was principally used to fund the Company's stock buy-back program.

         At June 30, 1998, the Company had available borrowings of $11,000 on its revolving credit facility. In addition, as part of the Representation Agreement with CBS, CBS provided a $9,012 working capital loan to the Company which is payable on March 31, 1999. The Company is currently in discussions with its lenders to increase the Company's borrowing facilities.

     The Company has used its available cash to repurchase its Common Stock. In the first six months of 1998, the Company repurchased approximately 623 shares of Common Stock at a cost of $16,801. In addition, from July 1, 1998 through August 4, 1998 the Company repurchased an additional 325 shares of Common Stock at a cost of $8,224.

                            PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company was held on June 16, 1998.

         (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B stock voted together on all matters except for the election of Joseph B. Smith as a Class I director, for which holders of Common Stock voted alone):

                  1)  Election of Class II Directors:

                              Norman J. Pattiz    Mel Karmazin  Joseph B. Smith
                              ----------------    ------------  ---------------

                    FOR         27,781,542        27,797,347       27,929,042
                    WITHHELD       753,998           738,193          606,498

                  2) Ratification of the selection of Price Waterhouse as the independent accountants of the Company for fiscal 1998.

                           FOR              28,525,026
                           AGAINST               5,976
                           ABSTAIN               4,538

Item 5
------

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------
                  27. Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             WESTWOOD ONE, INC.




                                             By: FARID SULEMAN
                                                 -------------------------
                                                 FARID SULEMAN
                                                 Chief Financial Officer






                                                     Dated: August 14, 1998