Form 10-Q
period 1998-09-30
WESTWOOD ONE INC /DE/
filed 1998-11-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              95-3980449
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)



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


                       Yes     X                  No
                           --------                  --------



     As of November 2, 1998, 28,272,635 shares of Common Stock, excluding 6,599,095 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                 September 30,          December 31,
                                                                                                     1998                   1997
                                                                                                     ----                   ----
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                           $ 1,769              $  2,763
  Accounts receivable, net of allowance for doubtful accounts
     of $3,263 (1998) and $2,907 (1997)                                                                75,987                67,765
  Other current assets                                                                                  8,202                 7,405
                                                                                                     --------              --------
                          Total Current Assets                                                         85,958                77,933
PROPERTY AND EQUIPMENT, NET                                                                            27,129                15,516
INTANGIBLE ASSETS, NET                                                                                222,665               204,339
DEFERRED TAXES                                                                                         23,262                28,722
OTHER ASSETS                                                                                            7,838                 9,340
                                                                                                     --------              --------
                                  TOTAL ASSETS                                                       $366,852              $335,850
                                                                                                     ========              ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                   $ 26,044              $ 24,412
  Accrued expenses and other liabilities                                                               61,821                41,341
                                                                                                     ---------             ---------
                     Total Current Liabilities                                                         87,865                65,753
LONG-TERM DEBT                                                                                        180,000               115,000
CAPITAL LEASE OBLIGATIONS                                                                               6,638                  -
DEFERRED TAXES                                                                                         18,155                18,155
OTHER LIABILITIES                                                                                       3,590                12,264
                                                                                                     ---------             ---------
                             TOTAL LIABILITIES                                                        296,248               211,172
                                                                                                     ---------             ---------
COMMITMENTS AND CONTINGENCIES                                                                             -                     -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                                         -                     -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued, 34,871,730 (1998) and 34,639,730 (1997)                                                       348                   347
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1998 and 1997)                                                         4                     4
  Additional paid-in capital                                                                          203,677               201,759
  Accumulated deficit                                                                                  (3,899)              (11,903)
                                                                                                     ---------             ---------
                                                                                                      200,130               190,207
  Less treasury stock, at cost; 6,574,095 (1998) and 3,272,295 (1997) shares                         (129,526)              (65,529)
                                                                                                     ---------             ---------
                    TOTAL SHAREHOLDERS' EQUITY                                                         70,604               124,678
                                                                                                     ---------             ---------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $366,852              $335,850
                                                                                                     =========             =========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                            Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                           --------------------             --------------------
                                                                           1998            1997             1998            1997
                                                                           ----            ----             ----            ----
   GROSS REVENUES                                                        $77,179        $73,467          $211,248        $198,277
    Less Agency Commissions                                               10,510         10,094            27,752          27,326
                                                                         --------       --------         ---------       ---------
   NET REVENUES                                                           66,669         63,373           183,496         170,951
                                                                         --------       --------         ---------       ---------
   Operating Costs and Expenses Excluding
    Depreciation and Amortization                                         50,285         48,211           144,608         132,462
   Depreciation and Amortization                                           4,905          3,363            13,536           9,301
   Corporate General and Administrative Expenses                           1,233          1,021             3,528           3,692
   Nonrecurring Items, net                                                   551            -                 551             -
                                                                         --------       --------         ---------       ---------
                                                                          56,974         52,595           162,223         145,455
                                                                         --------       --------         ---------       ---------
   OPERATING INCOME                                                        9,695         10,778            21,273          25,496
   Interest Expense                                                        2,741          2,114             7,258           6,615
      Other Income                                                           (72)          (132)             (338)           (252)
                                                                         --------       ---------        ----------      ---------
   INCOME BEFORE INCOME TAXES                                              7,026          8,796            14,353          19,133
   INCOME TAXES                                                            3,150            930             6,350           1,780
                                                                         --------       --------         ---------       ---------

   NET INCOME                                                             $3,876         $7,866            $8,003         $17,353
                                                                          ======         ======            ======         =======


   NET INCOME PER SHARE:
     BASIC                                                                 $ .14          $ .25             $ .26           $ .57
                                                                          ======         ======            ======          ======
     DILUTED                                                               $ .12          $ .23             $ .24           $ .50
                                                                          ======         ======            ======          ======

   WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                                                28,637         30,924            30,596          30,404
                                                                          ======         ======            ======          ======
     DILUTED                                                              31,694         34,965            33,981          34,529
                                                                          ======         ======            ======          ======






          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                              1998             1997
                                                                                              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 8,003           $17,353
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        13,536             9,301
        Deferred income taxes                                                                 5,460               -
        Other                                                                                   235               242
                                                                                            --------          --------
                                                                                             27,234            26,896
        Changes in assets and liabilities:
           Increase in accounts receivable                                                   (8,222)          (18,606)
           Increase in prepaid assets                                                          (797)           (2,941)
           Increase in accounts payable and accrued liabilities                               7,966             4,569
                                                                                            --------          --------
                 Net Cash Provided By Operating Activities                                   26,181             9,918
                                                                                            --------          --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                         (27,360)           (9,383)
  Capital expenditures                                                                        (2,737)             (924)
                                                                                            ---------         ---------
                 Net Cash Used For Investing Activities                                      (30,097)          (10,307)
                                                                                            ---------         ---------
                 CASH USED BEFORE FINANCING ACTIVITIES                                        (3,916)             (389)
                                                                                            ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under debt arrangements                                                          65,000             9,012
  Debt repayments                                                                                -             (15,150)
  Issuance of common stock                                                                     1,919            36,090
  Repurchase of common stock                                                                 (63,997)          (30,309)
                                                                                            ---------         ---------
                 NET CASH FROM (USED IN) FINANCING ACTIVITIES                                  2,922              (357)
                                                                                            ---------         ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (994)              (746)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               2,763              2,655
                                                                                            ---------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $1,769             $1,909
                                                                                            =========         ==========


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------
     The accompanying consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                         SEPTEMBER 30,                         SEPTEMBER 30,
                      ------------------                     -----------------
                      1998         1997                     1998           1997
                      ----         ----                     ----           ----
Warrants             2,584          2,705                  2,676          2,620
Options                473          1,336                    709          1,505


NOTE 3 - Debt:
--------------
     At September 30, 1998 the Company had outstanding borrowings of $180,000 under its bank revolving credit facility and available borrowings of $15,000.

     In September 1998 the Company amended its bank revolving credit facility to increase the amount of the facility to $195,000 from $150,000.

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

NOTE 5 - Non-recurring Items:
-----------------------------
     Non-recurring items include amounts attributable to the consolidation of the Company's news operations ($2,275) and one-time costs associated with evaluating various strategic alternatives to enhance shareholder value partially offset by a settlement with a satellite carrier whereby the Company received a refund for past services, resulting in a gain of approximately $2,494. The costs associated with the consolidation of the news operations were principally comprised of severance costs and costs related to abandoned leases.

NOTE 6 - Subsequent Event:
--------------------------
     In October 1998, CBS Radio agreed in principle to extend its Management Agreement with the Company for an additional five year period on terms substantially comparable to the terms of the existing Management Agreement.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 1998 COMPARED
  WITH THREE MONTHS ENDED SEPTEMBER  30, 1997
-----------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $3,296, or 5% to $66,669 in the third quarter of 1998 from $63,373 in the comparable prior year quarter. The increase was primarily attributable to higher revenues from the Company's Shadow Traffic operations, including those operations acquired in May 1998, partially offset by lower network revenues due to the elimination of certain programming, including Major League Baseball.

     Operating costs and expenses excluding depreciation and amortization increased $2,074, or 4%, to $50,285 in the third quarter of 1998 from $48,211 in the third quarter of 1997. The increase is due principally to the acquisition of the new Shadow Traffic Operations, partially offset by the elimination of costs related to the termination of programming.

     Depreciation and amortization increased 46% to $4,905 in the third quarter of 1998 from $3,363 in the third quarter of 1997. The change is principally attributable to depreciation and amortization related to fixed assets from capitalized leases and the recently acquired Shadow Traffic operations.

     Corporate general and administrative expenses increased 21% to $1,233 in 1998 from $1,021 in 1997. The increase is primarily attributable to higher compensation expense.

     In the third quarter of 1998, the Company incurred a net charge of $551 for non-recurring items. The non-recurring items related to the consolidation of the Company's news operations, one-time costs associated with evaluating various strategic alternatives to enhance shareholder value and a settlement with a satellite carrier whereby the Company recognized a gain for past services.

     Operating income decreased $1,083, or 10%, to $9,695 in the third quarter of 1998 from $10,778 in the third quarter of 1997. The decrease is due to the non-recurring items and higher depreciation and amortization expense.

     Interest expense increased 30% to $2,741 in the third quarter of 1998 from $2,114 in the third quarter of 1997. The increase was principally attributable to higher debt levels as a result of the Company's purchase of the additional Shadow Traffic operations and repurchases of the Company's Common Stock.

     Income taxes increased 239% to $3,150 in 1998 from $930 in 1997. The effective income tax rate in the first nine months of 1998 was 44% as compared to 9% in the first nine months of 1997. The 1998 provision is substantially all deferred taxes as the Company has tax net operating loss deductions to reduce cash taxes payable.

     Net income in the third quarter decreased 51% to $3,876, or $.14 per basic share and $.12 per diluted share, in 1998 from $7,866, or $.25 per basic share and $.23 per diluted share, in 1997. The basic and diluted weighted average shares outstanding decreased 7% and 9%, respectively, in the third quarter of 1998 from the comparable 1997 quarter, due principally to the Company's stock repurchase program. In the quarter, the Company repurchased approximately 2,669 shares of its Common Stock.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
  WITH NINE MONTHS ENDED SEPTEMBER  30, 1997
---------------------------------------------

     Net revenue for the first nine months of 1998 increased 7% to $183,496 from $170,951 in the first nine months of 1997. The increase is primarily attributable to the inclusion of the CBS Radio Networks and the recently acquired Shadow Traffic operations partially offset by the elimination of revenues associated with the termination of certain programming, including Major League Baseball.

     Operating costs and expenses increased 9% to $144,608 in the first nine months of 1998 from $132,462 in the comparable 1997 period. The increase was primarily attributable to the inclusion of the CBS Radio Networks and the purchase of the remaining Shadow Traffic operations partially offset by the elimination of costs related to the termination of programming.

     Depreciation and amortization increased 46% to $13,536 in the first nine months of 1998 from $9,301 in the first nine months of 1997. The increase is principally attributable to depreciation and amortization related to fixed assets from capitalized leases, the recently acquired Shadow Traffic operations and the Representation Agreement with CBS.

     Income taxes increased $4,570, or 257%, to $6,350 in the first nine months of 1998 from $1,780 in the comparable 1997 period. The effective income tax rate in the first nine months of 1998 was 44% as compared to 9% in the first nine months of 1997. The 1998 provision is substantially all deferred taxes as the Company has significant tax net operating loss deductions to reduce cash taxes payable.

     Net income decreased 54% to $8,003 ($.26 per basic share and $.24 per diluted share) in the first nine months of 1998 as compared to $17,353 ($.57 per basic share and $.50 per diluted share) in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCE
-------------------------------

     At September 30, 1998, the Company's cash and cash equivalents were $1,769, a decrease of $994 from December 31, 1997.

     For the nine months ended September 30, 1998 net cash from operating activities was $26,181 as compared to $9,918 for the nine months ended September 30, 1997, an increase of $16,263. Cash flow from operations was principally used to fund the Company's stock buy-back program.

     In September 1998, the Company amended its Bank revolving credit facility to increase the amount of the facility to $195,000 from $150,000. At September 30, 1998, the Company had available borrowings of $15,000 on its revolving credit facility. In addition, as part of the Representation Agreement with CBS, CBS provided a $9,012 working capital loan to the Company which is payable on March 31, 1999.

     The Company has used its available cash and bank borrowings to repurchase its Common Stock. In the first nine months of 1998, the Company repurchased 3,302 shares of Common Stock at a cost of $63,997. In addition, in October 1998 the Company repurchased an additional 25 shares of Common Stock at a cost of $432.

YEAR 2000 COMPLIANCE
--------------------

     The Company has been working since 1997 to identify and evaluate the changes necessary to its existing computerized business systems to make those systems Year 2000 compliant. The Company has been replacing, upgrading or modifying key financial and operating systems in the normal course of business. The Company believes that the cost of completing the modifications necessary to become Year 2000 compliant will not be material. While the Company is currently testing its systems, and expects to be fully compliant by mid-1999, no assurances can be given that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems. Furthermore, even if the Company is fully Year 2000 compliant, there can be no assurance the Company will not be adversely affected by the failure of others to become Year 2000 compliant. To mitigate this risk, the Company is contacting major third party vendors to determine their progress on becoming Year 2000 compliant. Accordingly, no assurances can be given that the Year 2000 problem will not have a material adverse effect on the Company in the future. In conjunction with the ongoing efforts to ensure Year 2000 compliance, the Company is establishing alternative contingency plans.

                            PART II OTHER INFORMATION



Items 1 through 5
-----------------

         These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

(a)  Exhibits
     --------

     10.21 First Amendment dated September 11, 1998 to the Amended and Restated Credit Agreement dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents.

     27.       Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed for the three months ended September 30, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WESTWOOD ONE, INC.




                                        By:   /s/ FARID SULEMAN
                                           --------------------------------
                                                  FARID SULEMAN
                                                  Chief Financial Officer






                                        Dated: November 11, 1998