Form 10-K
period 1998-12-31
WESTWOOD ONE INC /DE/
filed 1999-03-31
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   ----------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998       Commission file number 0-13020


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of each class                                        Which Registered
-------------------                                        ----------------
  Common Stock                                           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                                   ----------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 1, 1999 was approximately $525 million.

     As of March 1, 1999, 28,034,435 shares (excluding 6,931,595 treasury shares) of Common Stock were outstanding and 351,733 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                     PART I

Item 1.  Business


General

Westwood One, Inc. (the "Company" or "Westwood One") is a leading producer and distributor of nationally sponsored radio programs and is the nation's largest radio network. In addition, the Company owns and operates Westwood One Broadcasting Services, Inc. ("WBS"), which provides local traffic, news, sports and weather programming to radio stations and other media outlets in 16 major cities, including; New York, Chicago, Los Angeles, Philadelphia and Washington, D.C. Westwood One is managed by Infinity Broadcasting Corporation ("Infinity") pursuant to a five-year Management Agreement which expires on March 31, 1999 (an agreement in principal has been reached to renew the Management Agreement for an additional five-year period).

The Company's principal source of revenue is selling radio time to advertisers through one of its two operating divisions: the Network Division and WBS. The Company generates revenue principally by its Network Division entering into radio station affiliation agreements to obtain audience and commercial spots and then selling the spots to national advertisers. WBS generates revenue principally by selling audience it obtains from radio stations and other media outlets where it has operations to local as well as national advertisers. The Company is strategically positioned to provide a broad range of programming and services which both deliver audience to advertisers and news, talk, sports, and entertainment programs to radio stations.

The Network Division offers radio stations traditional news services, CBS Radio news, CNN Radio and Fox news, in addition to eight 24-hour satellite-delivered continuous play music formats and weekday and weekend news and entertainment features and programs. The Network Division also produces sports, talk, music and special event programming. These programs include: major sporting events (principally covering the NFL, Notre Dame football and other college football, basketball games, NHL and the Olympics); live, personality intensive talk shows; live concert broadcasts; countdown shows; music and interview programs; and exclusive satellite simulcasts with HBO and other cable networks.

The Company's programs are broadcast in every radio market in the United States measured by The Arbitron Ratings Company ("Arbitron"), the leading rating service, as well as being broadcast internationally.

WBS provides radio stations and other media outlets, including television and cable companies, with local traffic, news, sports and weather programming in New York, Chicago, Los Angeles, Philadelphia, Baltimore, Boston, Dallas, Detroit, Hartford, Houston, Miami, Minneapolis, San Diego, Sacramento, San Francisco and Washington, D.C.

Westwood One, through its Divisions, enables national advertisers to purchase advertising time and have their commercial messages broadcast on radio stations throughout the United States, reaching demographically defined listening audiences. The Company delivers both of the major demographic groups targeted by national advertisers: the 25 to 54-year old adult market and the 12 to 34-year-old youth market. The Company currently sells advertising time to over 300 national advertisers, including each of the 25 largest network radio advertisers. Radio stations are able to obtain quality programming from Westwood One to meet their objective of attracting larger listening audiences and increasing local advertising revenue. Westwood One, through the development of internal programming as well as through acquisitions, has developed an extensive tape library of previously aired programs, interviews, live concert performances, news and special events.

Westwood One is managed by Infinity pursuant to a Management Agreement between the Company and Infinity. In 1999, an agreement in principal was reached to renew the Management Agreement for an additional five year period, ending on March 31, 2004. Pursuant to the renewed Agreement, Infinity will receive a base fee of $2,500,000 (adjusted for inflation) and warrants to acquire 1,000,000 shares of Common Stock exercisable after the Company's Common Stock reaches certain market prices per share.

Industry Background

    Radio Broadcasting

As of January 1, 1999, there were approximately 10,300 commercial radio stations in the United States.

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

    Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. However, this process can be expensive and inefficient for a national advertiser. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience, achieving national coverage on a cost efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

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


Business Strategy

Westwood One's Network Division provides targeted radio audiences and commercial spots to national advertisers through its recognized programming and other network products. The Company, through its various radio networks, produces and distributes quality programming to radio stations seeking to increase their listening audience and improve local and national advertising revenue. The Company sells advertising time within its programs to national advertisers desiring to reach large listening audiences nationwide with specific demographic characteristics.

In 1996, the Company expanded its strategy to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. In March 1996, WBS acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic"). In 1998, the Company acquired the remaining Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. In addition, the Company opened offices in Hartford and Minneapolis in 1998.

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

Westwood One also produces and distributes special event syndicated programs. In 1998 the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Grammy Awards, the Rolling Stones, Shania Twain, Page-Plant and Fleetwood Mac.

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

    Affiliated Radio Stations

The Network Division's business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own. The Company offers radio stations a wide selection of regularly scheduled and special event syndicated programming as well as 24-hour continuous play formats. These programs and formats are completely produced by the Company and, therefore, the stations have no production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.


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

Competition

The Company operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidations in the radio industry, companies owning large groups of stations have begun to create competing networks that has resulted in additional competition for network radio advertising expenditures. In addition, Westwood One competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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


Government Regulation

Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs and services, is generally not subject to regulation by the FCC. Shadow Traffic utilizes FCC regulated frequencies pursuant to licenses issued by the FCC.


Employees

On February 13, 1999, Westwood One had 806 full-time employees, including a domestic advertising sales force of 122 people. In addition, the Company maintains continuing relationships with approximately 86 independent writers, program hosts, technical personnel and producers. Certain employees at the Mutual Broadcasting System, NBC Radio Networks, Unistar Radio Networks ("Unistar") and WBS are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are good.

Item 2. Properties

The Company owns a 7,600 square-foot building in Culver City, California in which its production facilities are located and a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space. In addition, the Company leases offices in New York; Chicago; Baltimore; Boston; Detroit; Dallas; Houston; Miami; Minneapolis; Philadelphia; San Diego; San Francisco; Arlington, Virginia, Washington, D.C. and Valencia, California.

The Company believes that its facilities are adequate for its current level of operations.


Item 3. Legal Proceedings

    - None -


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

On February 13, 1999 there were approximately 220 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting on June 16, 1998, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 4,000.

Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". From the time of its initial public offering on April 24, 1984 through December 14, 1998 the Company's Common Stock was traded in the over-the-counter market. The following table sets forth the range of high and low last sales prices on the NYSE or NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated.

              1998                              High          Low
              ----                              ----          ---
              First Quarter                    35 7/8        29 3/8
              Second Quarter                   30 3/8        24 5/8
              Third Quarter                    27 7/16       15 3/4
              Fourth Quarter                   30 9/16       16

              1997
              ----
              First Quarter                    19 11/16      16 3/4
              Second Quarter                   32 1/4        19 1/8
              Third Quarter                    33 5/8        27 5/16
              Fourth Quarter                   37 1/8        29

No cash dividend was paid on the Company's stock during 1998 or 1997, and the payment of dividends is restricted by the terms of its loan agreements.

Item 6.  SELECTED FINANCIAL DATA
         (In thousands except per share data)

                                                                       1998        1997        1996         1995       1994
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31,:                         ----        ----        ----         ----       ----

NET REVENUES                                                         $259,310    $240,790    $171,784     $145,729   $136,340

OPERATING AND CORPORATE COSTS, EXCLUDING   DEPRECIATION AND
AMORTIZATION                                                          206,996     191,854     132,247      112,661    112,198

DEPRECIATION AND AMORTIZATION                                          18,409      13,031      12,265       13,753     18,160

OPERATING INCOME                                                       33,354      35,905      27,272       19,315      5,982

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                13,046      25,496      17,500        9,685    (2,730)

EXTRAORDINARY (LOSS)                                                        -           -           -            -      (590)

NET INCOME (LOSS)                                                     $13,046     $25,496     $17,500       $9,685   ($3,320)

INCOME (LOSS) PER SHARE:
  BASIC:
    Income (Loss) Before Extraordinary Item                              $.43        $.83        $.56         $.31    ($ .09)
    Extraordinary Item                                                     -           -           -            -     (  .02)
                                                                         ----        ----        ----         ----    -------
      Net Income (Loss)                                                  $.43        $.83        $.56         $.31    ($ .11)
                                                                         ====        ====        ====         ====    =======

  DILUTED:
    Income (Loss) Before Extraordinary Item                              $.39        $.74        $.51         $.28    ($ .09)
    Extraordinary Item                                                     -           -           -            -     (  .02)
                                                                         ----        ----        ----         ----    -------
      Net Income (Loss)                                                  $.39        $.74        $.51         $.28    ($ .11)
                                                                         ====        ====        ====         ====    =======

BALANCE SHEET DATA AT DECEMBER 31,:

CURRENT ASSETS                                                        $85,663     $77,933     $48,379      $41,885    $46,157

WORKING CAPITAL                                                         7,111      12,180     (3,647)        6,563      7,685

TOTAL ASSETS                                                          345,279     317,695     273,046      245,595    260,112

LONG-TERM DEBT                                                        170,000     115,000     130,443      107,943    115,443

TOTAL SHAREHOLDERS' EQUITY                                             77,218     124,678      86,848       94,123     95,454


OTHER FINANCIAL DATA FOR YEAR ENDED DECEMBER 31,:

OPERATING CASH FLOW (EBITDA)                                          $52,314     $48,936     $39,537      $32,579    $25,424

Results for the year ended  December  31,  1998  include  the  remaining  Shadow
     Traffic Operations from the time they were acquired in May 1998.
Results for the year ended December 31, 1997 include the CBS Radio Networks from the effective date of the Representation Agreement in April 1997.
Results for the year ended  December 31, 1996 include the New York, Los Angeles,
     Chicago and Philadelphia Shadow Traffic Operations from the time they were acquired in March 1996.
No cash dividend was paid on the Company's Common Stock during the periods presented above.
Operating cash flow is defined as operating income plus depreciation and amortization and non-recurring items less capital spending for production costs. Operating cash flow is not determined in accordance with generally accepted accounting principles (GAAP), is not indicative of Cash Provided by Operating Activities and should not be considered in isolation from, or as an alternative to, other measures determined in accordance with GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
             of Operations
        (In thousands except for per share amounts)

On May 1, 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. The results of operations for these additional cities are included in the consolidated financial statements of the Company from May 1, 1998. On March 31, 1997, the Company entered into a Representation Agreement with CBS Inc. to operate the CBS Radio Networks. The Company retains all revenue and is responsible for all expenses of the CBS Radio Networks from the effective date of the Representation Agreement.

Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 8% to $259,310 in 1998 from $240,790 in 1997, and increased 40% in 1997 from $171,784 in 1996. The 1998 increase was primarily attributable to higher revenues from the Company's Shadow Traffic operations including those acquired in May 1998, partially offset by lower network revenues due to the elimination of certain programming including Major League Baseball. The increase in 1997 net revenues was primarily due to the inclusion of the results of the CBS Radio Networks, the 1996 acquisition of Shadow Traffic, and higher advertising rates for the Company's programs, partially offset by the non-recurrence of the 1996 Summer Olympics.

Operating costs and expenses excluding depreciation and amortization increased 8% to $202,138 in 1998 from $186,918 in 1997, and increased 48% in 1997 from
$126,702 in 1996. The 1998 increase was primarily attributable to the 1998 purchase of the additional Shadow Traffic operations, partially offset by the elimination of costs related to the termination of programming. The 1997 increase was primarily attributable to the inclusion of the CBS Radio Networks, including fees payable to CBS in connection with the Representation Agreement and the 1996 acquisition of Shadow Traffic, partially offset by lower station compensation expenses for the Company's network operation and the non-recurrence of costs associated with the Company's coverage of the 1996 Summer Olympics.

Depreciation and amortization increased 41% to $18,409 in 1998 from $13,031 in 1997, and increased 6% in 1997 from $12,265 in 1996. The 1998 increase is principally attributable to depreciation and amortization related to fixed assets from capitalized leases and the recently acquired Shadow Traffic operations. The 1997 increase was principally related to amortization related to the CBS Representation Agreement.

Corporate general and administrative expenses decreased 2% to $4,858 in 1998 from $4,936 in 1997, and decreased 11% in 1997 from $5,545 in 1996. The decreases in 1998 and 1997 are primarily attributable to lower compensation expense.

Operating income decreased 7% to $33,354 in 1998 from $35,905 in 1997, and increased 32% in 1997 from $27,272 in 1996. The 1998 decrease is principally attributable to higher depreciation and amortization associated with the recently acquired Shadow Traffic operations. The 1997 improvement is principally attributable to higher revenue and consolidations in operations resulting from the inclusions of the CBS Radio Networks and the Shadow Traffic acquisition, partially offset by the non-recurrence of the 1996 Summer Olympics.

Interest  expense  was  $10,340,  $8,513  and  $8,749  in 1998,  1997 and  1996,
respectively. The 1998 increase was principally attributable to higher debt levels as a result of the Company's purchase of the additional Shadow Traffic operations and repurchases of the Company's Common Stock. The 1997 decrease was primarily attributable to lower debt levels as a result of the conversion to Common Stock of the Company's 6 3/4% Convertible Subordinated Debentures (the "6 3/4% Debentures") and lower interest rates.

The income tax provisions for 1998, 1997 and 1996 were based on annual effective tax rates of 44%, 8% and 7%, respectively. The 1998 provision is substantially all deferred taxes as the Company has tax net operating loss deductions to reduce cash taxes payable. The 1997 and 1996 provisions benefited from both book and tax net operating loss carryfowards.

Net income in 1998 decreased 49% to $13,046 ($.43 per basic share and $.39 per diluted share) from $25,496 ($.83 per basic share and $.74 per diluted share) in 1997, and increased 46% in 1997 from $17,500 ($.56 per basic share and $.51 per diluted share) in 1996.

Weighted averages shares outstanding for purposes of computing basic earnings per share were 30,098, 30,750 and 31,018 in 1998, 1997 and 1996, respectively.
The 1998 decrease was attributable to the Company's ongoing stock repurchase program. The 1997 decrease was attributable to the Company's stock repurchase program, partially offset by additional share issuances as a result of the conversion to Common Stock of the Company's 6 3/4% Convertible Debentures and approximately 2,036 shares of Common Stock being issued as a result of warrant exercises. Weighted average shares outstanding for purposes of computing diluted earnings per share were 33,434, 34,651 and 34,521 in 1998, 1997 and 1996, respectively. The changes in weighted average shares are due principally to the Company's stock repurchase program partially offset by the effect of stock option grants.

Liquidity and Capital Resources

At December 31, 1998, the Company's principal sources of liquidity were its cash and cash equivalents of $2,549 and available borrowings under its loan agreement of $25,000.

For 1998, net cash from operating activities was $42,715, an increase of $22,784 from 1997. The increase was primarily attributable to lower working capital requirements and higher cash flows from operations. Cash flow from operations was principally used to fund the Company's stock buy-back program.

At December 31, 1998, the Company had an unsecured $120,000 bank revolving credit facility and an unsecured $75,000 term loan (collectively "Revolving Credit Facility"). At December 31, 1998, the Company had available borrowings of $25,000 on its Revolving Credit Facility. In addition, as part of the Representation Agreement with CBS, CBS provided a $9,000 working capital loan to the Company which is payable on March 31, 2004.

During 1998, the Company purchased 3,375 shares of the Company's Common Stock for a total cost of $65,438. During 1997, the Company purchased 1,377 shares of the Company's Common Stock and 500 warrants for a total cost of $49,434. In 1999 (through March 1), the Company repurchased an additional 294 shares of Common Stock at a cost of $7,618. The stock buybacks have been funded principally from the Company's free cash flow and bank borrowings.

The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Year 2000 Compliance

The Company has been working to identify and evaluate the changes necessary to its existing computerized business systems to make those systems Year 2000 compliant. The Company's exposure to potential Year 2000 problems exists in two areas: technological operations in the sole control of the Company and technological operations in some way dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. In respect to technological operations dependent in some way on one or more third parties the situation is much less in the Company's ability to predict or control.

The Company has been replacing, upgrading or modifying key financial and operating systems in the normal course of business. Remediation with respect to technological operations in the sole control of the Company is expected to be fully complete by mid-1999.

In addition, the Company's business is dependent on third parties that are themselves dependent on technology. For example, systems failures in satellite transmissions and communication systems could impact the Company and its ability to deliver programming and provide commercial air time to its customers. To mitigate this risk, the Company has contacted major third party vendors to ascertain their state of readiness with respect to being Year 2000 compliant. The Company's most significant vendors have indicated they believe they are or will be Year 2000 compliant by mid-1999. However, no assurances can be given that these third parties have corrected and identified all the Year 2000 problems and that such third party failure to correct or identify such problems would not have a material adverse effect on the Company.

As the Company has been using existing resources to complete the modifications necessary to become Year 2000 compliant, the Company believes that the related costs will not be material (approximately $500). These expenditures have been and are expected to continue to be sourced from the Company's operating cash flow and have not and are not expected to have a material impact on the Company's financial statements.

In conjunction with the ongoing efforts to ensure Year 2000 compliance, the Company is establishing alternative contingency plans. Accordingly, the Company does not anticipate that internal system failures will result in any material effect to its operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on the behalf of the Company. All statements that express expectations and projections, including, but not limited to, the Year 2000 remediation efforts, are forward-looking statements within the meaning of the Act. These statements are based on management's views and assumptions at the time the statements are made, however no assurances can be given that management's expectations will come to pass.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments.

The interest rate on the Company's outstanding borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically the Company has typically chosen the LIBOR option with a three month maturity.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and the related notes and schedules of the Company are indexed on page F-1 of this Report, and attached hereto as pages F-1 through F-16 and by this reference incorporated herein.

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

      2.   Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
  3.1    Certificate of Incorporation of Registrant. (1)
  3.2    Agreement of Merger. (1)
  3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
  3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
  3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
  3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
  3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
  3.8    Bylaws of Registrant as currently in effect. (14)
*10.1 Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz.
 10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
 10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (14)
 10.4 First Amendment dated September 11, 1998 to the Amended and Restated Credit Agreement dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (16)
 10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
 10.6 Securities Purchase Agreement, dated November 4, 1993, between Registrant and Infinity Network, Inc. (9)
*10.7 Management Agreement, dated as of February 4, 1994, between Registrant and Infinity Broadcasting Corporation. (9)
*10.8 Voting Agreement, dated as of February 4, 1994, among Registrant, Infinity Network, Inc., Infinity Broadcasting Corporation and Norman
         J. Pattiz. (9)
 10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (15)
 10.10 Asset Purchase Agreement, dated March 4, 1996, between Westwood One Broadcasting Services, Inc. and Chicago Shadow Traffic Limited
         Partnership, New York Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, Philadelphia Express Traffic Limited Partnership, City Traffic Corp., Express Traffic Corp. and Alan Markowitz. (12)
 10.11   Westwood One, Inc. 1989 Stock Incentive Plan. (8)
 10.12   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive
         Plan. (10) (13)
 10.13 Lease, dated July 19, 1989, between First Ball Associates Limited Partnership and Registrant, relating to Arlington, Virginia offices. (6)
 10.14 Lease, dated June 18, 1990, between Broadway 52nd Associates and Unistar Communications Group, Inc. relating to New York, New York offices. (11)
 10.15 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (11)
 10.16 Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (7)
 22      List of Subsidiaries
 24      Consent of Independent Accountants
 27      Financial Data Schedule
**********************
* Indicates a management contract or compensatory plan.

 (1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
 (2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
 (3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.
 (4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
 (5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
 (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989 (File Number 0-13020) and incorporated herein by reference.
 (7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File Number 0-13020) and incorporated herein by reference.
 (8) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
 (9) Filed as part of Registrant's January 7, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File Number 0-13020) and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File Number 0-13020) and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1998 (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WESTWOOD ONE, INC.


March 30, 1999            By     /s/FARID SULEMAN
                              ------------------------
                                 Farid Suleman
                                 Director, Secretary and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Title                          Date
Principal Executive Officer:


/s/JOEL HOLLANDER                  President and                  March 30, 1999
----------------------
Joel Hollander                     Chief Executive Officer

Principal Financial Officer and
  Chief Accounting Officer:


/s/FARID SULEMAN                   Director, Secretary and        March 30, 1999
----------------------
Farid Suleman                      Chief Financial Officer

Additional Directors:


/s/NORMAN J. PATTIZ                Chairman of the Board of       March 30, 1999
----------------------
Norman J. Pattiz                   Directors


/s/DAVID L. DENNIS                 Director                       March 30, 1999
----------------------
David L. Dennis


/s/GERALD GREENBERG                Director                       March 30, 1999
----------------------
Gerald Greenberg


/s/MEL A. KARMAZIN                 Director                       March 30, 1999
----------------------
Mel A. Karmazin


/s/STEVEN A. LERMAN                Director                       March 30, 1999
----------------------
Steven A. Lerman


/s/PAUL KRASNOW                    Director                       March 30, 1999
----------------------
Paul Krasnow


/s/JOSEPH B. SMITH                 Director                       March 30, 1999
----------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                              Page
                                                                     ----

        --Report of Independent Accountants                           F-2

        --Consolidated Balance Sheets at December 31, 1998
          and 1997                                                    F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996                      F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1998, 1997 and 1996        F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996                      F-6

        --Notes to Consolidated Financial Statements                  F-7 - F-15




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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the index to consolidated financial statements and financial statement schedules on page F-1 present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP


Century City, California
March 17, 1999

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          December 31,
                                                                                          ------------
                                                                                  1998                   1997
                                                                                  ----                   ----
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  2,549               $  2,763
  Accounts receivable, net of allowance for doubtful accounts
     of $3,720 (1998) and $2,907 (1997)                                           75,402                 67,765
  Other current assets                                                             7,712                  7,405
                                                                                --------               --------
          Total Current Assets                                                    85,663                 77,933
PROPERTY AND EQUIPMENT, NET                                                       24,353                 15,516
INTANGIBLE ASSETS, NET                                                           224,242                204,339
OTHER ASSETS                                                                      11,021                 19,907
                                                                                --------               --------
               TOTAL ASSETS                                                     $345,279               $317,695
                                                                                ========               ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                              $ 19,070               $ 15,511
  Income taxes payable                                                             4,586                  3,564
  Other accrued expenses and liabilities                                          39,120                 31,747
  Amounts payable to affiliates                                                   15,776                 14,931
                                                                                --------               --------
          Total Current Liabilities                                               78,552                 65,753
LONG-TERM DEBT                                                                   170,000                115,000
OTHER LIABILITIES                                                                 19,509                 12,264
                                                                                --------               --------
               TOTAL LIABILITIES                                                 268,061                193,017
                                                                                --------               --------
COMMITMENTS AND CONTINGENCIES                                                      -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                  -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 34,962,230 (1998) and 34,641,730 (1997)                  350                    347
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1998 and 1997)                                    4                      4
  Additional paid-in capital                                                     206,688                201,759
  Accumulated earnings (deficit)                                                   1,143                (11,903)
                                                                                --------               --------
                                                                                 208,185                190,207
  Less treasury stock, at cost; 6,647,095 (1998) and 3,272,295 (1997) shares    (130,967)               (65,529)
                                                                                --------               --------
               TOTAL SHAREHOLDERS' EQUITY                                         77,218                124,678
                                                                                --------               --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $345,279               $317,695
                                                                                ========               ========




          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                  1998                 1997                 1996
                                                                                  ----                 ----                 ----
GROSS REVENUES                                                                  $298,888             $278,978             $198,988
  Less Agency Commissions                                                         39,578               38,188               27,204
                                                                                --------             --------             --------
NET REVENUES                                                                     259,310              240,790              171,784
                                                                                --------             --------             --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                  202,138              186,918              126,702
Depreciation and Amortization                                                     18,409               13,031               12,265
Corporate General and Administrative Expenses                                      4,858                4,936                5,545
Non-recurring Items, Net Expense                                                     551                  -                    -
                                                                                --------             --------             --------
                                                                                 225,956              204,885              144,512
                                                                                --------             --------             --------
OPERATING INCOME                                                                  33,354               35,905               27,272
Interest Expense                                                                  10,340                8,513                8,749
Other Income                                                                        (432)                (334)                (307)
                                                                                --------             --------             --------
INCOME BEFORE TAXES                                                               23,446               27,726               18,830
INCOME TAXES                                                                      10,400                2,230                1,330
                                                                                --------             --------             --------
NET INCOME                                                                       $13,046              $25,496              $17,500
                                                                                 =======              =======              =======
INCOME PER SHARE:
   Basic                                                                           $ .43                $ .83                $ .56
   Diluted                                                                         $ .39                $ .74                $ .51

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                          30,098               30,750               31,018
   Diluted                                                                        33,434               34,651               34,521







          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                   Common Stock      Class B Stock     Additional  Accumulated      Treasury Stock
                                                   ------------      -------------       Paid-in     Earnings       --------------
                                               Shares    Amount    Shares     Amount     Capital     (Deficit)     Shares     Amount
                                               ------    ------    ------     ------     -------     ---------     ------     ------

BALANCE AT DECEMBER 31, 1995                   31,507     $315        352        $ 4    $157,547     $(54,899)        607    $ 8,844

 Net income for 1996                               -        -          -          -           -        17,500          -          -

 Issuance of common stock under
   stock option plans                             311        3         -          -          911           -           -          -

 Purchase and cancellation of warrant              -        -          -          -       (5,750)          -           -          -

 Purchase of treasury stock                        -        -          -          -           -            -        1,288     19,939
                                               ------      ---        ---        ---    --------      -------       -----     ------
BALANCE AT DECEMBER 31, 1996                   31,818      318        352          4     152,708      (37,399)      1,895     28,783

 Net income for 1997                               -        -          -          -           -        25,496          -          -

 Issuance of common stock under
   stock option plans                             164        2         -          -        1,183           -           -          -

 Issuance of common stock under
   warrants                                     2,036       21         -          -       35,093           -           -          -

 Conversion of 6 3/4% debentures to
   common stock                                   622        6         -          -       14,896           -           -          -

 Purchase and cancellation of warrant              -        -          -          -      (12,688)          -           -          -

 Income tax benefit of option and warrant
   exercises                                       -        -          -          -       10,567           -           -          -

 Purchase of treasury stock                        -        -          -          -           -            -        1,377     36,746
                                               ------      ---        ---        ---    --------       ------       -----     ------
BALANCE AT DECEMBER 31, 1997                   34,640      347        352          4     201,759      (11,903)      3,272     65,529

 Net income for 1998                               -        -          -          -           -        13,046          -          -

 Issuance of common stock under
   stock option plans                             322        3         -          -        4,929           -           -          -

 Purchase of treasury stock                        -        -          -          -           -            -        3,375     65,438
                                               ------     ----        ---        ---    --------      -------       -----   --------
BALANCE AT DECEMBER 31, 1998                   34,962     $350        352        $ 4    $206,688      $ 1,143       6,647   $130,967
                                               ======     ====        ===        ===    ========      =======       =====   ========












           See accompanying notes to consolidated financial statements
                                      F - 5

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                   1998              1997             1996
                                                                                   ----              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                     $13,046           $25,496          $17,500
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             18,409            13,031           12,265
        Deferred taxes                                                             8,496                -                -
        Other                                                                        315               320              403
                                                                                 -------           -------          -------
                                                                                  40,266            38,847           30,168
        Changes in assets and liabilities:
           Increase in accounts receivable                                        (7,637)          (26,440)            (489)
           Decrease (increase) in prepaid assets                                   1,104            (3,006)             310
           Increase in accounts payable and accrued liabilities                    8,982            10,530            3,248
                                                                                 -------           -------          -------
                  Net Cash Provided By Operating Activities                       42,715            19,931           33,237
                                                                                 -------           -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (CBS Radio Networks
     in 1997 and Shadow Traffic in 1998 and 1996)                                (30,987)          (13,839)         (26,172)
  Capital expenditures                                                            (1,945)           (1,711)          (1,701)
                                                                                 -------           -------          -------
                  Net Cash Used For Investing Activities                         (32,932)          (15,550)         (27,873)
                                                                                 -------           -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                        9,783             4,381            5,364
                                                                                 -------           -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                       (2,758)               -            (1,250)
  Borrowings under bank and other long-term obligations                           55,000             8,862           23,750
  Issuance of common stock                                                         3,199            36,299              914
  Repurchase of common stock and warrants                                        (65,438)          (49,434)         (25,689)
  Deferred financing costs                                                            -                 -              (690)
                                                                                 -------           -------          -------
                  NET CASH (USED FOR) FINANCING ACTIVITIES                        (9,997)           (4,273)          (2,965)
                                                                                 -------           -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (214)              108            2,399

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,763             2,655              256
                                                                                  ------            ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $2,549            $2,763           $2,655
                                                                                  ======            ======           ======








          See accompanying notes to consolidated financial statements.
                                       F-6

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of all wholly-owned subsidiaries.

Revenue Recognition
-------------------
Revenue is recognized when commercial advertisements are broadcast.

Cash Equivalents
----------------
The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

Depreciation
------------
Depreciation is computed using the straight line method over the estimated useful lives of the assets. Property under a capitalized lease is amortized over the term of the lease.

Intangible Assets
-----------------
Intangible assets are amortized over periods ranging from five to forty years. At each balance sheet date, the Company determines whether an impairment of
Intangible Assets has occurred based upon expectations of nondiscounted broadcast cash flow. Broadcast Cash Flow is based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization. To date, the Company has not experienced an impairment in any of its intangible assets. However, should such an impairment exist, the impairment will be measured as the amount by which the carrying amount of the asset exceeds its fair value, as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Stock-Based Compensation
------------------------
Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations.

Income Taxes
------------
The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results may differ from those estimates.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share
------------------
Basic earnings per share excludes all dilution and is calculated using the weighted average number of common shares outstanding in the period. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are related to warrants and stock options. The following number of common equivalent shares were added to the basic weighted average shares outstanding for each period:


                                          1998          1997             1996
                                          ----          ----             ----
               Warrants                 2,649,000     3,182,000        3,029,000
               Options                    688,000       719,000          474,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following number of options and warrants were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:


                                          1998           1997              1996
                                          ----           ----              ----
               Options                  1,340,000       790,000           50,000
               Warrants                        -             -         2,499,000

The per share exercise prices of the options were $26.00-$30.00 in 1998, $30.00 in 1997, and $17.50 in 1996.

Reclassification
----------------
Certain   amounts  have  been   reclassified   to  be  comparable  to  the  1998
presentation.

NOTE 2 - Acquisitions of Businesses:

On March 1, 1996, the Company through its wholly-owned subsidiary Westwood One Broadcasting Services Inc. acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic") for approximately $20,000 plus expenses, subject to an adjustment based on the future cash flow of Shadow Traffic. The acquisition was accounted for as a purchase, and accordingly, Shadow Traffic's operating results are included with those of the Company from the date of acquisition. The intangible assets acquired as part of the purchase are being amortized over 20 years.

On March 31, 1997, the Company entered into a representation and management agreement (the "Representation Agreement") with CBS Inc. ("CBS"), whereby the Company operates the CBS Radio Networks. In accordance with the Representation Agreement, the Company pays CBS a representation fee and reimburses CBS for certain programming costs, including news, that CBS provides to Westwood One. The Company retains all revenues from sales of commercial time and is responsible for all expenses of the CBS Radio Networks. Accordingly, the operating results of CBS Radio Network are included with those of the Company from the effective date of the Representation Agreement.

In May 1998, the Company acquired the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. for approximately $20,000 plus costs and the assumption of certain obligations, including severance obligations and obligations to provide third parties with commercial airtime. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from May 1, 1998. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired as part of the purchase are being amortized over 20 years.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:



                                                             December 31,
                                                        --------------------
                                                         1998          1997
                                                         ----          ----
Land, buildings and improvements                       $11,507       $11,355
Recording and studio equipment                           8,404        17,522
Capitalized leases                                      11,123            -
Furniture and equipment and other                        9,115         7,808
                                                       -------       -------
                                                        40,149        36,685

Less: Accumulated depreciation and amortization         15,796        21,169
                                                       -------       -------
      Property and equipment, net                      $24,353       $15,516
                                                       =======       =======

Depreciation expense was $5,138 in 1998, $2,341 in 1997, and $2,472 in 1996.

NOTE 4 - Intangible Assets:

Intangible assets are summarized as follows at:

                                                             December 31,
                                                        --------------------
                                                        1998          1997
                                                        ----          ----
Goodwill, less accumulated amortization of $38,659
 (1998) and $32,166 (1997)                            $188,512      $164,862
Acquired station affiliation agreements, less
 accumulated amortization of $9,011 (1998) and
 $7,670 (1997)                                          14,768        16,109
Other intangible assets, less accumulated
 amortization of $9,968 (1998) and $7,562 (1997)        20,962        23,368
                                                      --------      --------

      Intangible assets, net                          $224,242      $204,339
                                                      ========      ========

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - Debt:

Long-term debt consists of the following at:
                                                         December 31,
                                                     -------------------
                                                     1998           1997
                                                     ----           ----
Revolving Credit Facility/Term Loan                $170,000       $115,000
                                                   ========       ========

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $120,000 revolving credit facility and an unsecured $75,000 term loan (the "Facility"). The Facility is available until September 30, 2004. At December 31, 1998, the Company had available borrowings under the Facility of $25,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 1998, the applicable margin was LIBOR plus .75%. At December 31, 1998, the Company had borrowed $95,000 under the revolving credit facility and $75,000 under the term loan at a weighted-average interest rate of 6.0%. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

The aggregate maturities of long-term debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1998, are as follows:

     Year
     ----
     2000                                                         $ 10,000
     2001                                                           21,000
     2002                                                           39,000
     2003                                                           50,000
     Thereafter                                                     50,000
                                                                  --------
                                                                  $170,000
                                                                  ========

The fair value of debt approximates its carrying value.

NOTE 6 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

In connection with the Company's purchase of Unistar, the Company sold 5 million shares of common stock and a warrant to purchase up to an additional 3 million shares of common stock at an exercise price of $3.00 per share to a wholly-owned subsidiary of Infinity Broadcasting Corporation for $15,000. The warrants expire on February 4, 2004.

NOTE 7 - Stock Options:

The Company has a stock option plan established in 1989 which provides for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. There are 6,800,000

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares authorized under the 1989 Plan, as amended. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced by approximately $3,052 ($.10 per basic share and $.09 per diluted share) in 1998, $2,835 ($.09 per basic share and $.08 per diluted share) in 1997 and $795 ($.03 per basic share and $.02 per diluted share) in 1996. The weighted average fair value of the options granted in 1998, 1997 and 1996 is estimated at $9.93, $13.46 and $6.80, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                    1998        1997       1996
                                                    ----        ----       ----
Weighted Average Risk Free Interest Rate             5.4%       6.3%       6.1%
Expected Life (In Years)                             5          5          5
Expected Volatility                                 35.9%       53.9%      31.1%
Expected Dividend Yield                                -           -          -
Expected Forfeitures per Year                        1%          5%         5%

Information concerning options outstanding under the Plan is as follows for the year ended:

                                                                Year Ended December 31,
                                      ---------------------------------------------------------------------------
                                               1998                      1997                       1996
                                      ----------------------    ----------------------    -----------------------
                                                    Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                  Exercise
                                      Shares          Price     Shares          Price     Shares          Price
                                      ------          -----     ------          -----     ------          -----
Outstanding at beginning of
period                              3,010,500       $17.48    1,732,500        $10.30    2,036,875        $ 9.02
Granted during the period             800,000        24.30    1,660,000         23.84       50,000         17.50
Exercised during the period          (245,500)        8.29     (166,500)         7.24     (310,625)         3.01
Forfeited during the period          (155,000)       16.80     (215,500)        16.65      (43,750)        10.61
                                    ---------                 ---------                  ---------
Outstanding at end of period        3,410,000       $19.77    3,010,500        $17.48    1,732,500        $10.30
                                    =========                 =========                  =========

Available for new stock options
at end of period                      882,000                 1,527,000                    971,500
                                      =======                 =========                    =======

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


At December 31, 1998, options to purchase 1,146,000 shares of common stock were currently exercisable at a weighted average exercise price of $13.63.

The following table contains additional information with respect to options at December 31, 1998:

                                                                   Remaining
                                                       Weighted     Weighted
                                                       Average      Average
                                         Number of     Exercise    Contractual
                                          Options       Price    Life (In Years)
                                          -------       -----    ---------------

Options Outstanding at
Exercise Price Ranges of:
  $ 2.00 - $ 2.75                          77,000      $ 2.29         2.8
  $ 5.38 - $ 9.75                         688,000      $ 9.25         5.7
  $12.75 - $18.25                       1,305,000      $16.73         8.1
  $26.00 - $30.00                       1,340,000      $29.15         8.8
                                        ---------
                                        3,410,000      $19.77         7.8
                                        =========

NOTE 8 - Income Taxes:

As of December 31, 1998, the Company had approximately $36,000 of available U.S. net operating loss carryforwards for tax purposes, which begin to expire in 2002. Utilization of the carryforwards is dependent upon future taxable income and the absence of any significant changes in the stock ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:


                                                              December 31,
                                                           -----------------

                                                           1998         1997
                                                           ----         ----
Deferred tax liabilities:
  Affiliation agreements                                  $ 6,663      $ 7,237
  Purchase accruals                                         9,689       10,705
  Other                                                       439          213
                                                          -------      -------
    Total deferred tax liabilities                         16,791       18,155
                                                          -------      -------
Deferred tax assets:
  Net operating loss                                       11,949       20,433
  Accrued liabilities and reserves                          6,501        6,986
  Tax credits (AMT and ITC)                                 2,145        1,303
                                                          -------      -------
    Total deferred tax assets                              20,595       28,722
                                                          -------      -------
Net deferred tax assets                                   $ 3,804      $10,567
                                                          =======      =======


In 1997, as a result of its trend of positive operating results, the Company determined that it no longer needed to maintain a valuation allowance for its net deferred tax assets. Accordingly, the benefit of the resulting net operating losses was credited to paid-in-capital as it was attributable to employee stock transactions.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes follows:

                                                       Year Ended December 31,
                                                       -----------------------
Current                                                1998      1997     1996
                                                       ----      ----     ----
     Federal                                        $   842   $   483   $  520
     State                                            1,062     1,747      810
                                                    -------   -------   ------
                                                      1,904     2,230    1,330
                                                    -------   -------   ------
Deferred
     Federal                                          8,562        -        -
     State                                              (66)       -        -
                                                    -------   -------   ------
                                                      8,496        -        -
                                                    -------   -------   ------
Income tax expense                                  $10,400   $ 2,230   $1,330
                                                    =======   =======   ======


The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:

                                                     Year Ended December 31,
                                                   --------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
Federal statutory rate                             35.0%      35.0%      35.0%
State taxes net of federal benefit                  4.4        6.3        4.3
Nondeductible amortization of                       5.4        4.5        7.0
 intangible assets
Net operating loss deduction                        -        (37.8)     (39.2)
Other, net                                          (.4)       -          -
                                                   -----     ------     ------
Effective tax rate                                 44.4%       8.0%       7.1%
                                                   =====     ======     ======

In  1998,  $1,733  of  income  tax  benefits   attributable  to  employee  stock
transactions were allocated to shareholders' equity.

NOTE 9 - Non-recurring Items:

Non-recurring items include amounts attributable to the consolidation of the Company's news operations and one-time costs associated with evaluating various strategic alternatives to enhance shareholder value partially offset by a settlement with a satellite carrier whereby the Company received a refund for past services, resulting in a gain of approximately $2,494. The costs associated with the consolidation of the news operations were comprised of the following:

                                                 Expense              Unpaid at
                                                 Accrued     Paid     12/31/98
                                                 -------     ----     --------
Severance costs                                  $1,166     $1,166        -
Abandoned leases                                    696        120      $576
Other                                               413        413        -
                                                 ------     ------      ----
                                                 $2,275     $1,699      $576
                                                 ======     ======      ====


NOTE 10 - Related Party Transactions:

In connection with the acquisition of Unistar, the Company entered into a Management Agreement with Infinity Broadcasting Corporation ("Infinity"). Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $2,226 to Infinity in 1998 ($2,713 in 1997 and $2,825 in 1996). As

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

part of the Management Agreement, Infinity was given 1,500,000 warrants to acquire shares of Common Stock after the Company's Common Stock reached certain market prices per share.

On March 31, 1997, the Company entered into a Representation Agreement with CBS. In addition, many of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 1998 the Company incurred expenses aggregating approximately $67,612 for the Representation Agreement and Infinity affiliations and programs ($61,564 in 1997 and $22,886 in 1996).


NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1998, are set forth below (See also Note 14 - Subsequent Event):

                   Year
                   ----
                   1999                                   $30,789
                   2000                                    18,546
                   2001                                    10,692
                   2002                                    14,113
                   2003                                     5,077
                                                          -------
                                                          $79,217
                                                          =======


NOTE 12 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, is summarized as follows:

                                                   Year Ended December 31,
                                              --------------------------------
                                              1998         1997           1996
                                              ----         ----           ----
Cash paid for:
   Interest                                 $10,119       $8,245         $6,837
   Income taxes                                 883        1,174            754


The Company had certain non-cash investing and financing activities in 1998 and 1997. During 1998, $11,430 of lease assets and obligations were capitalized. In 1997, $15,293 principal amount of the Company's 6 3/4 % Convertible Subordinated Debentures were converted into approximately 622 shares of the Company's Common Stock.

                               WESTWOOD ONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1998 and 1997.

 (In thousands, except per share data)

                       First      Second       Third       Fourth      For the
                       Quarter    Quarter      Quarter     Quarter      Year
                       -------    -------      -------     -------     -------
      1998
      ----
  Net revenues         $53,340     $63,487      $66,669     $75,814     $259,310
  Operating income       1,982       9,596        9,695      12,081       33,354
  Net income                49       4,078        3,876       5,043       13,046
  Net income per share:
       Basic            $ 0.00      $ 0.13       $ 0.14      $ 0.18       $ 0.43
       Diluted            0.00        0.12         0.12        0.16         0.39

      1997
      ----
  Net revenues         $41,461     $66,117      $63,373     $69,839     $240,790
  Operating income       2,758      11,960       10,778      10,409       35,905
  Net income               504       8,983        7,866       8,143       25,496
  Net income per share:
       Basic            $ 0.02      $ 0.30       $ 0.25      $ 0.26       $ 0.83
       Diluted            0.02        0.26         0.23        0.23         0.74


NOTE 14 - Subsequent Event:

The Company has reached an agreement in principal to renew the Management Agreement with Infinity through March 31, 2004. Pursuant to the agreement in principal, Infinity will receive a base fee of $2,500 (adjusted for inflation) and warrants to acquire 1,000,000 shares of Common Stock exercisable after the Company's Common Stock reaches certain market prices per share. In addition, the Company has also reached an agreement in principal to renew the Representation Agreement with CBS through March 31, 2004. Under the terms of the agreement in principal, the Company will pay CBS an annual representation fee of $12,000.

                               WESTWOOD ONE, INC.
                                   SCHEDULE IX
                       CONSOLIDATED SHORT-TERM BORROWINGS
                                 (In thousands)





                                         MAXIMUM         AVERAGE       WEIGHTED
                                          AMOUNT          AMOUNT        AVERAGE
CATEGORY OF    BALANCE   WEIGHTED          OUT-            OUT-        INTEREST
AGGREGATE        AT      AVERAGE         STANDING        STANDING        RATE
SHORT-TERM      END OF   INTEREST       DURING THE      DURING THE    DURING THE
BORROWINGS     PERIOD      RATE           PERIOD         PERIOD         PERIOD
----------     -------   --------       ----------      ----------    ----------


Year ended
December 31,
1996:

 Notes payable  $ -         -            $10,000         $1,760          6.4 %


Notes: Short-term borrowings during the years covered by this schedule consist of loans made under various established credit lines. The average amount outstanding during each period was computed by dividing the average outstanding principal balance by 365 days. The weighted average interest rate during each period was computed by dividing the actual interest expense on such borrowings by the average amount outstanding during that period. The Company did not have any short-term borrowings in 1998 and 1997.