Form 10-Q
period 1999-03-31
WESTWOOD ONE INC /DE/
filed 1999-05-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                                95-3980449
          --------                                                ----------
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

As of May 6, 1999, 27,946,135 shares of Common Stock, excluding 7,058,595 treasury shares, were outstanding and 351,733 shares of Class B Stock were outstanding.

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

                                WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                March 31,              December 31,
                                                                                   1999                   1998
                                                                                   ----                   ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  3,580               $  2,549
  Accounts receivable, net of allowance for doubtful accounts
     of $3,925 (1999) and $3,720 (1998)                                            54,834                 75,402
  Other current assets                                                              7,462                  7,712
                                                                                 --------               --------
                           Total Current Assets                                    65,876                 85,663
PROPERTY AND EQUIPMENT, NET                                                        23,486                 24,353
INTANGIBLE ASSETS, NET                                                            221,547                224,242
OTHER ASSETS                                                                       11,064                 11,021
                                                                                 --------               --------
                             TOTAL ASSETS                                        $321,973               $345,279
                                                                                 ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $ 24,552               $ 28,484
  Other accrued expenses and liabilities                                           35,611                 50,068
                                                                                 --------               --------
                           Total Current Liabilities                               60,163                 78,552
LONG-TERM DEBT                                                                    177,000                170,000
OTHER LIABILITIES                                                                  18,421                 19,509
                                                                                 --------               --------
                             TOTAL LIABILITIES                                    255,584                268,061
                                                                                 --------               --------
COMMITMENTS AND CONTINGENCIES                                                         -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 34,985,730 (1999) and 34,962,230 (1998)                   350                    350
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1999 and 1998)                                     4                      4
  Additional paid-in capital                                                      206,780                206,688
  Accumulated earnings (deficit)                                                      481                  1,143
                                                                                 --------               --------
                                                                                  207,615                208,185
  Less treasury stock, at cost; 7,050,095 (1999) and 6,647,095 (1998) shares     (141,226)              (130,967)
                                                                                 --------                -------
                             TOTAL SHAREHOLDERS' EQUITY                            66,389                 77,218
                                                                                 --------               --------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $321,973               $345,279
                                                                                 ========               ========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   1999            1998
                                                                                   ----            ----

GROSS REVENUES                                                                   $67,745         $61,059
  Less Agency Commissions                                                          9,227           7,719
                                                                                 -------         -------
NET REVENUES                                                                      58,518          53,340
                                                                                 -------         -------
Operating Costs and Expenses Excluding
 Depreciation and Amortization                                                    51,120          46,833
Depreciation and Amortization                                                      4,568           3,435
Corporate General and Administrative Expenses                                      1,193           1,090
                                                                                 -------         -------
                                                                                  56,881          51,358
                                                                                 -------         -------
OPERATING INCOME                                                                   1,637           1,982
Interest Expense                                                                   3,011           2,079
Other Income                                                                        (191)           (178)
                                                                                 -------         -------
INCOME (LOSS) BEFORE INCOME TAXES                                                 (1,183)             81
INCOME TAXES                                                                        (521)             32
                                                                                 -------         -------
NET INCOME (LOSS)                                                                  ($662)            $49
                                                                                 =======         =======

NET INCOME (LOSS) PER SHARE:
  BASIC                                                                           $(.02)           $.00
                                                                                  ======           ====
  DILUTED                                                                         $(.02)           $.00
                                                                                  ======           ====

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                                           28,268         31,664
                                                                                 =======        =======
  DILUTED                                                                         31,592         35,251
                                                                                 =======        =======



          See accompanying notes to consolidated financial statements.
                                        4

                                WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                      1999             1998
                                                                                      ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  ($662)           $  49
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                4,568            3,435
        Other                                                                         (392)              78
                                                                                    ------           ------
                                                                                     3,514            3,562
        Changes in assets and liabilities:
           Decrease in accounts receivable                                          20,568           15,801
           Decrease (Increase) in prepaid assets                                       250             (150)
           Decrease in accounts payable and accrued liabilities                     (8,910)          (2,825)
                                                                                   -------          -------
                  Net Cash Provided By Operating Activities                         15,422           16,388
                                                                                   -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                (9,919)          (1,316)
  Capital expenditures                                                                (544)            (239)
                                                                                   -------          -------
                  Net Cash Used For Investing Activities                           (10,463)          (1,555)
                                                                                   -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                          4,959           14,833
                                                                                   -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under bank and other long-term obligations                              7,000              -
  Issuance of common stock                                                              92               73
  Debt repayments and payments of capital lease obligations                           (761)          (8,000)
  Repurchase of common stock                                                       (10,259)          (5,007)
                                                                                   -------          -------
                              NET CASH (USED IN) FROM FINANCING ACTIVITIES          (3,928)         (12,934)
                                                                                   -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,031            1,899

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,549            2,763
                                                                                   -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 3,580          $ 4,662
                                                                                   =======          =======


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated balance sheet as of March 31, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - Earnings Per Share:
----------------------------

         Net income  (loss) per share is  computed in  accordance  with SFAS No.
128. Basic earnings per share excludes all dilution and is calculated using the weighted average number of shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all financial instruments which may be exchanged for equity securities were exercised or converted to Common Stock.

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                         March 31,
                                    ------------------
                                    1999          1998
                                    ----          ----
                  Warrants         2,661         2,719
                  Options            663           873


NOTE 3 - Debt:
--------------

         At March 31, 1999 the Company had outstanding borrowings of $177,000 under its bank revolving credit facility and available borrowings of $18,000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1998
------------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue, which is seasonally low in the Company's first fiscal quarter, increased 10% to $58,518 in the first quarter of 1999 from $53,340 in the comparable prior year quarter. The increase in net revenue was primarily due to higher revenues from the Company's Shadow Traffic operations, including those acquired in May 1998, and higher network revenues, including higher revenues from the broadcasts of NFL football games and the Grammy's, partially offset by the non-recurrence of revenues from the 1998 Winter Olympics.

         Operating costs and expenses excluding depreciation and amortization increased 9% to $51,120 in the first quarter of 1999 from $46,833 in the first quarter of 1998. The increase was principally due to additional expenses related to the Shadow Traffic operations acquired in May 1998, partially offset by the non-recurrence of expenses associated with the Company's broadcast of the 1998 Winter Olympics.

         Depreciation and amortization increased 33% to $4,568 in the first quarter of 1999 as compared to $3,435 in the first quarter of 1998 due principally to higher depreciation and amortization related to fixed assets from capitalized leases and the Shadow Traffic operations acquired in May 1998.

     Corporate administrative expenses increased 9% to $1,193 in the first quarter of 1999 from $1,090 in the first quarter of 1998. The increase was primarily attributable to higher compensation expense.

     Operating income decreased 17% to $1,637 in the first quarter of 1999 from $1,982 in the first quarter of 1998, primarily due to higher depreciation and amortization expense.

         Net interest expense increased 48% to $2,820 in the first quarter of 1999 from $1,901 in 1998. The increase was due to higher debt levels attributable to the Company's stock repurchase program and the May 1998 Shadow Traffic acquisition.

         Net loss in the first quarter of 1999 was $662 ($.02 per basic and diluted share) as compared to the first quarter of 1998 net income of $49, a decrease of approximately $711. The decrease in net income was due to higher depreciation and amortization and interest expense.

         Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 28,268 and 31,592, respectively, in the first quarter of 1999 as compared to 31,664 and 35,251 in the first quarter of 1998. The decreases were attributable to the Company's stock repurchase program.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1999, the Company's cash and cash equivalents were $3,580, an increase of $1,031 from the December 31, 1998 balance.

     For the three months ended March 31, 1999 versus the comparable prior year period, net cash from operating activities decreased $966. The decrease was primarily attributable to higher working capital requirements. Net cash used for investing activities increased $8,908 in the first quarter of 1999 due to the payment of contingent consideration associated with the Company's 1996 acquisition of Shadow Traffic operations.

         At March 31, 1999, the Company had available borrowings of $18,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the first quarter of 1999, the Company repurchased 404 shares of Common Stock at a cost of $10,259.


YEAR 2000 COMPLIANCE
--------------------

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


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------

                  27.  Financial Data Schedule.


         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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






                                                   Dated: May 12, 1999