Form 10-Q
period 1999-06-30
WESTWOOD ONE INC /DE/
filed 1999-08-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
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

As of August 2, 1999, 28,041,135 shares of Common Stock and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    June 30,            December 31,
                                                                                     1999                  1998
                                                                                    --------            ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    257               $  2,549
  Accounts receivable, net of allowance for doubtful accounts
     of $3,967 (1999) and $3,720 (1998)                                              64,972                 75,402
  Other current assets                                                                7,614                  7,712
                                                                                   --------               --------
                    Total Current Assets                                             72,843                 85,663

PROPERTY AND EQUIPMENT, NET                                                          22,629                 24,353
INTANGIBLE ASSETS, NET                                                              219,053                224,242
OTHER ASSETS                                                                         11,329                 11,021
                                                                                   --------               --------
                    TOTAL ASSETS                                                   $325,854               $345,279
                                                                                   ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 27,137               $ 28,484
  Other accrued expenses and liabilities                                             37,471                 50,068
                                                                                   --------               --------
                    Total Current Liabilities                                        64,608                 78,552
LONG-TERM DEBT                                                                      167,000                170,000
OTHER LIABILITIES                                                                    17,648                 19,509
                                                                                   --------               --------
                    TOTAL LIABILITIES                                               249,256                268,061
                                                                                   --------               --------
COMMITMENTS AND CONTINGENCIES                                                          -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                      -                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 35,078,730 (1999) and 34,962,230 (1998)                     351                    350
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1999 and 1998)                                       4                      4
  Additional paid-in capital                                                        212,414                206,688
  Accumulated earnings                                                                5,324                  1,143
                                                                                   --------               --------
                                                                                    218,093                208,185
  Less treasury stock, at cost; 7,058,595 (1999) and 6,647,095 (1998) shares       (141,495)              (130,967)
                                                                                   --------               --------
                    TOTAL SHAREHOLDERS' EQUITY                                       76,598                 77,218
                                                                                   --------               --------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $325,854               $345,279
                                                                                   ========               ========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                 Three Months Ended                Six Months Ended
                                                                                      June 30,                         June 30,
                                                                                 ------------------                ----------------
                                                                                 1999          1998                1999       1998
                                                                                 ----          ----                ----       ----

    GROSS REVENUES                                                              $76,591      $73,010            $144,336   $134,069
     Less Agency Commissions                                                     10,238        9,523              19,465     17,242
                                                                                -------      -------            --------   --------
    NET REVENUES                                                                 66,353       63,487             124,871    116,827
                                                                                -------      -------            --------   --------
    Operating Costs and Expenses Excluding
     Depreciation and Amortization                                               49,148       47,490             100,268     94,323
    Depreciation and Amortization                                                 4,725        5,196               9,293      8,631
    Corporate General and Administrative Expenses                                 1,002        1,205               2,195      2,295
                                                                                -------      -------            --------   --------
                                                                                 54,875       53,891             111,756    105,249
                                                                                -------      -------            --------   --------
    OPERATING INCOME                                                             11,478        9,596              13,115     11,578
    Interest Expense                                                              2,943        2,438               5,954      4,517
    Other Income                                                                   (128)         (88)               (319)      (266)
                                                                                -------      -------            --------   --------
    INCOME BEFORE INCOME TAXES                                                    8,663        7,246               7,480      7,327
    INCOME TAXES                                                                  3,820        3,168               3,299      3,200
                                                                                -------      -------            --------   --------

    NET INCOME                                                                   $4,843       $4,078              $4,181     $4,127
                                                                                 ======       ======              ======     ======


    NET INCOME PER SHARE:
          BASIC                                                                    $.17         $.13               $.15        $.13
                                                                                   ====         ====               ====        ====
          DILUTED                                                                  $.15         $.12               $.13        $.12
                                                                                   ====         ====               ====        ====

    WEIGHTED AVERAGE SHARES OUTSTANDING:
          BASIC                                                                  28,329       31,487             28,299      31,576
                                                                                 ======       ======             ======      ======
          DILUTED                                                                32,790       34,885             32,355      35,046
                                                                                 ======       ======             ======      ======






          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                             1999              1998
                                                                                             ----              ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 4,181           $ 4,127
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                       9,293             8,631
        Other                                                                               2,782             2,734
                                                                                          -------           -------
                                                                                           16,256            15,492
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                 10,430               731
           Decrease (Increase) in prepaid assets                                               98            (1,066)
           (Decrease) Increase in accounts payable and accrued liabilities                 (4,380)            3,587
                                                                                          -------           -------
                  Net Cash Provided By Operating Activities                                22,404            18,744
                                                                                          -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                      (10,263)          (26,447)
  Capital expenditures                                                                     (1,098)           (1,851)
                                                                                          -------           -------
                  Net Cash Used For Investing Activities                                  (11,361)          (28,298)
                                                                                          -------           -------
                            CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES               11,043            (9,554)
                                                                                          -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under debt arrangements and capital leases                       (4,534)           24,000
  Issuance of common stock                                                                  1,727             1,377
  Repurchase of common stock                                                              (10,528)          (16,801)
                                                                                          -------          --------
                              NET CASH (USED IN) FROM FINANCING ACTIVITIES                (13,335)            8,576
                                                                                          -------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (2,292)             (978)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            2,549             2,763
                                                                                          -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $257            $1,785
                                                                                          =======           =======


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassification:
--------------------------

         Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 3 - Earnings Per Share:
----------------------------

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

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                        JUNE 30,                                JUNE 30,
                  ------------------                        ----------------

                1999             1998                       1999         1998
                ----             ----                       ----         ----
Warrants       3,455            2,671                      3,244        2,697
Options        1,006              727                        812          773


NOTE 4 - Debt:
--------------

         At June 30, 1999 the Company had outstanding borrowings of $167,000 under its bank revolving credit facility and available borrowings of $28,000.

NOTE 5 - Acquisition:
---------------------

         On June 1, 1999 the Company entered into a definitive agreement to merge with Metro Networks, Inc. ("Metro"). At the effective time of the Merger, each outstanding share of Metro will be converted into the right to receive 1.5 shares of the Company's common stock and each outstanding share of Metro Series A Convertible Preferred Stock will be converted into the right to receive 1.5 shares of a corresponding series of preferred stock of the Company. The consummation of the Merger is subject to certain conditions including the approval of the issuance of the Company's common stock by the Company's stockholders, the approval of the Merger by Metro stockholders' and the receipt of all necessary regulatory approvals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)


         Effective May 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. Accordingly, the consolidated financial statements reflect the results of the acquisition from the effective date.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 1998
-----------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $2,866, or 5%, to $66,353 in the second quarter of 1999 from $63,487 in the comparable prior year quarter. The increase in net revenue was primarily due to higher revenues from the Company's Shadow Traffic operations, including those acquired in May 1998, partially offset by lower revenues from the Company's network programs.

     Operating costs and expenses excluding depreciation and amortization increased $1,658, or 3%, to $49,148 in the second quarter of 1999 from $47,490 in the second quarter of 1998. The increase was due to additional expenses related to the Shadow Traffic operations, including those acquired in May 1998, partially offset by lower news programming and affiliate compensation expenses for the Company's network operations.

         Depreciation and amortization decreased $471, or 9%, to $4,725 in the second quarter of 1999 as compared to $5,196 in the second quarter of 1998. The change is principally attributable to lower depreciation and amortization related to fixed assets as a result of assets being fully depreciated and to the final purchase price allocation of the May 1998 Shadow Traffic purchase.

         Corporate general and administrative expenses decreased $203, or 17%, to $1,002 in the second quarter of 1999 from $1,205 in the comparable 1998 quarter. The decrease is principally attributable to lower compensation expense.

     Operating income increased $1,882, or 20%, to $11,478 in the second quarter of 1999 from $9,596 in the second quarter of 1998. The increase is in part due to effective cost control measures.

         Interest expense increased 21% to $2,943 in the second quarter of 1999 from $2,438 in 1998. The increase is principally attributable to higher debt levels as a result of the Company's stock repurchase program and the May 1998 Shadow Traffic acquisition.

         Income taxes increased $652, or 21%, to $3,820 in the second quarter of 1999 from $3,168 in the second quarter of 1998. The effective income tax rate in the first half of 1999 and 1998 was 44%. The provision is substantially all deferred taxes as the Company has significant tax net operating loss deductions to reduce cash taxes payable.

         Net income increased $765, or 19%, to $4,843 ($.17 per basic share and $.15 per diluted share) in the second quarter of 1999 from $4,078 ($.13 per basic share and $.12 per diluted share) in the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 1998
---------------------------------------

         Net revenue for the first half of 1999 increased 7% to $124,871 from $116,827 in the first half of 1998. The increase is principally attributable to higher revenues from the Company's Shadow Traffic operations, including those acquired in May 1998, and higher network revenues partially offset by the non-recurrence of revenues from the 1998 Winter Olympics.

         Operating costs and expenses increased 6% to $100,268 in the first half of 1999 from $94,323 in the comparable 1998 period. The increase was primarily attributable to additional expenses related to the Shadow Traffic operations, including those acquired in May 1998, partially offset by lower news programming and affiliate compensation expenses for the Company's network operations and the non-recurrence of expenses associated with the Company's live coverage of the 1998 Winter Olympics.

         Depreciation and amortization increased 8% to $9,293 in the first half of 1999 as compared to $8,631 in the first half of 1998. The increase is principally attributable to depreciation and amortization related to fixed assets acquired as part of the May 1998 Shadow Traffic operations.

         Interest expense increased 32% to $5,954 in the first half of 1999 from $4,517 in the comparable 1998 period. The increase results from higher debt levels associated with the Company's stock repurchase program and the May 1998 Shadow Traffic acquisition.

     Net income increased 1% to $4,181 ($.15 per basic share and $.13 per diluted share) in the first half of 1999 from $4,127 ($.13 per basic share and $.12 per diluted share) in the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1999, the Company's cash and cash equivalents were $257, a decrease of $2,292 from December 31, 1998.

         For the six months ended June 30, 1999, net cash provided by operating activities was $22,404 as compared to $18,744 for the six months ended June 30, 1998, an increase of $3,660. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

         At June 30, 1999, the Company had available borrowings of $28,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the first six months of 1999, the Company repurchased approximately 412 shares of Common Stock at a cost of $10,528.

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

         The Company has been replacing, upgrading or modifying key financial and operating systems in the normal course of business. Remediation with respect to technological operations in the sole control of the Company is expected to be fully complete by August 31, 1999.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------
                  27. Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------

                  On June 4, 1999 the Company filed a report on Form 8-K related to the Company's proposed Merger with Metro Networks, Inc. and the Infinity Broadcasting Corporation Management and Representation Agreements.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    WESTWOOD ONE, INC.




                                                    By: /S/ FARID SULEMAN
                                                        -----------------------
                                                        Farid Suleman
                                                        Chief Financial Officer







                                                    Dated: August 13, 1999