Form 10-Q
period 1999-09-30
WESTWOOD ONE INC /DE/
filed 1999-11-15
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
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

                                 Yes   X      No
                                     -----       -----

As of November 5, 1999, 55,110,226 shares of Common Stock; 3,824,625 shares of Preferred Stock and 351,733 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  September 30,               December 31,
                                                                                      1999                       1998
                                                                                      ----                       ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   10,502                   $ 2,549
  Accounts receivable, net of allowance for doubtful accounts
     of $10,136 (1999) and $3,720 (1998)                                             118,952                    75,402
  Other current assets                                                                14,222                     7,712
                                                                                  ----------                   -------
                         Total Current Assets                                        143,676                    85,663
PROPERTY AND EQUIPMENT, NET                                                           55,339                    24,353
INTANGIBLE ASSETS, NET                                                             1,084,720                   224,242
OTHER ASSETS                                                                          23,799                    11,021
                                                                                  ----------                  --------
                              TOTAL ASSETS                                        $1,307,534                  $345,279
                                                                                  ==========                  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                $   34,100                  $ 28,484
  Other accrued expenses and liabilities                                              84,027                    50,068
                                                                                  ----------                  --------
                         Total Current Liabilities                                   118,127                    78,552
LONG-TERM DEBT                                                                       160,000                   170,000
OTHER LIABILITIES                                                                     21,666                    19,509
                                                                                  ----------                  --------
                              TOTAL LIABILITIES                                      299,793                   268,061
                                                                                  ----------                  --------
COMMITMENTS AND CONTINGENCIES                                                           -                         -
SHAREHOLDERS' EQUITY
  Preferred stock,  authorized 10,000,000 shares; issued and
    outstanding, 3,824,625 shares (1999)                                                  38                      -
  Common stock, $.01 par value: authorized,  117,000,000 shares;
    issued and outstanding, 63,231,950 (1999) and 34,962,230 (1998)                      595                       350
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 351,733 (1999 and 1998)                                        4                         4
  Additional paid-in capital                                                       1,150,887                   206,688
  Accumulated earnings                                                                10,654                     1,143
                                                                                  ----------                  --------
                                                                                   1,162,178                   208,185
  Less treasury stock, at cost; 7,420,995 (1999) and 6,647,095 (1998) shares        (154,437)                 (130,967)
                                                                                  ----------                  --------
                  TOTAL SHAREHOLDERS' EQUITY                                       1,007,741                    77,218
                                                                                  ----------                  --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,307,534                  $345,279
                                                                                  ==========                  ========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                              -------------                    -------------
                                                                           1999            1998             1999            1998
                                                                           ----            ----             ----            ----

    GROSS REVENUES                                                       $91,209         $77,179         $235,545        $211,248
    Less Agency Commissions                                               12,307          10,510           31,772          27,752
                                                                         -------         -------         --------        --------
      NET REVENUES                                                        78,902          66,669          203,773         183,496
                                                                         -------         -------         --------        --------
    Operating Costs and Expenses Excluding
      Depreciation and Amortization                                       57,677          50,285          157,945         144,608
    Depreciation and Amortization                                          5,719           4,905           15,012          13,536
    Corporate General and Administrative Expenses                          1,126           1,233            3,321           3,528
    Nonrecurring Items, net                                                 -                551             -                551
                                                                         -------         -------         --------        --------
                                                                          64,522          56,974          176,278         162,223
                                                                         -------         -------         --------        --------
    OPERATING INCOME                                                      14,380           9,695           27,495          21,273
    Interest Expense                                                       2,992           2,741            8,946           7,258
    Other Income                                                            (155)            (72)            (474)           (338)
                                                                         -------         -------         --------        --------
    INCOME BEFORE INCOME TAXES                                            11,543           7,026           19,023          14,353
    INCOME TAXES                                                           6,213           3,150            9,512           6,350
                                                                         -------         -------         --------        --------

    NET INCOME                                                            $5,330         $ 3,876         $  9,511        $  8,003
                                                                          ======         =======         ========        ========


    NET INCOME PER SHARE:
             BASIC                                                          $.17            $.14             $.32            $.26
                                                                          ======          ======           ======          ======
             DILUTED                                                        $.15            $.12             $.29            $.24
                                                                          ======          ======           ======          ======

    WEIGHTED AVERAGE SHARES OUTSTANDING:
             BASIC                                                        31,932          28,637           29,510          30,596
                                                                          ======          ======           ======          ======
             DILUTED                                                      35,431          31,694           33,263          33,981
                                                                          ======          ======           ======          ======






          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                         1999              1998
                                                                                         ----              ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 9,511           $ 8,003
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   15,012            13,536
        Other                                                                            6,904             5,695
                                                                                       -------           -------
                                                                                        31,427            27,234
        Changes in assets and liabilities:
           Decrease (Increase) in accounts receivable                                    2,019            (8,222)
           Increase in prepaid assets                                                   (1,943)             (797)
           (Decrease) Increase in accounts payable and accrued liabilities              (2,623)            7,259
                                                                                       -------           -------
                  Net Cash Provided By Operating Activities                             28,880            25,474
                                                                                       -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                    14,781           (27,360)
  Capital expenditures                                                                  (2,581)           (2,030)
                                                                                       -------           -------
                  Net Cash Provided By (Used For) Investing Activities                  12,200           (29,390)
                                                                                       -------           -------
                  CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES                      41,080            (3,916)
                                                                                       -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under debt arrangements and capital leases                   (21,084)           65,000
  Issuance of common stock                                                              11,427             1,919
  Repurchase of common stock                                                           (23,470)          (63,997)
                                                                                       -------           -------
                  NET CASH FROM (USED IN) FINANCING ACTIVITIES                         (33,127)            2,922
                                                                                       -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     7,953              (994)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,549             2,763
                                                                                       -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $10,502           $ 1,769
                                                                                       =======           =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock for business acquisitions                    $925,556              -
  Acquisition of equity in exchange for commercial inventory                             9,000              -
  Issuance of warrants                                                                   7,500              -



          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassification:
--------------------------

         Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 3 - Acquisition:
---------------------

     On September 22, 1999 the Company acquired Metro Networks, Inc. ("Metro"). Under the terms of the merger, each outstanding share of Metro was converted into 1.5 shares of the Company's common stock and each outstanding share of Metro Series A Convertible Preferred Stock was converted into 1.5 shares of a corresponding series of preferred stock of the Company.

         The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from September 22, 1999. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired as part of the purchase are being amortized over 30 years.

NOTE 4 - Earnings Per Share:
----------------------------

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants that were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                          Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                          ------------------       -----------------
                            1999      1998           1999      1998
                            ----      ----           ----      ----
             Warrants      2,284     2,584          2,838     2,676
             Options       1,215      473             915       709


NOTE 5 - Debt:
--------------

         At September 30, 1999 the Company had outstanding borrowings of $160,000 under its bank revolving credit facility and available borrowings of $32,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)


         On September 22, 1999, the Company completed the acquisition of Metro. The acquisition was treated as a purchase and accordingly, the results of operations of Metro are included in the Company's consolidated financial statements from September 22, 1999.

         Effective May 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. Accordingly, the consolidated financial statements reflect the results of the acquisition from the effective date.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH THREE MONTHS ENDED SEPTEMBER 30, 1998
----------------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $12,233, or 18%, to $78,902 in the third quarter of 1999 from $66,669 in the comparable prior year quarter. The increase in net revenue was primarily attributable to higher revenues at both the Company's Network and Shadow Traffic operations and the acquisition of Metro. The Company's net revenues for the third quarter of 1999, excluding the results of the Metro acquisition, rose approximately 10% from the comparable 1998 period.

     Operating costs and expenses excluding depreciation and amortization increased $7,392, or 15%, to $57,677 in the third quarter of 1999 from $50,285 in the third quarter of 1998. The increase was due principally to additional operating expenses associated with the Metro acquisition, broadcast rights fees associated with the Company's live broadcast of Woodstock, and higher station compensation expenses at the Company's Shadow Traffic operations.

         Depreciation and amortization increased $814, or 17%, to $5,719 in the third quarter of 1999 as compared to $4,905 in the third quarter of 1998. The change is principally attributable to depreciation and amortization associated with the Metro acquisition.

         Corporate general and administrative expenses decreased $107, or 9%, to $1,126 in the third quarter of 1999 from $1,233 in the comparable 1998 quarter. The decrease is principally attributable to lower compensation expense.

         In the third quarter of 1998, the Company incurred a net charge of $551 for nonrecurring items. The nonrecurring items related to the consolidation of the Company's news operations, one-time costs associated with evaluating various strategic alternatives to enhance shareholder value and a settlement with a satellite carrier whereby the Company recognized a gain for past services.

     Operating income increased $4,685, or 48%, to $14,380 in the third quarter of 1999 from $9,695 in the third quarter of 1998. The increase is in part due to higher revenues.

         Interest expense increased 9% to $2,992 in the third quarter of 1999 from $2,741 in 1998. The increase is principally attributable to higher debt levels as a result of the Company's stock repurchase program.

         Income taxes increased $3,063, or 97%, to $6,213 in the third quarter of 1999 from $3,150 in the third quarter of 1998. The effective income tax rate in the quarter increased to approximately 54% in 1999 from 45% in the third quarter of 1998. The increase in the effective rate is principally attributable to nondeductible goodwill associated with the Metro acquisition. The provision is comprised principally of deferred taxes as the Company has significant tax net operating loss deductions to reduce cash taxes payable.

         Net income increased $1,454, or 38%, to $5,330 ($.17 per basic share and $.15 per diluted share) in the third quarter of 1999 from $3,876 ($.14 per basic share and $.12 per diluted share) in the third quarter of 1998.

         Weighted average shares outstanding for the third quarter of 1999 were 31,932 basic shares and 35,431 diluted shares as compared to 28,637 basic shares and 31,694 diluted shares in the third quarter of 1998, an increase of 12% for both basic and diluted shares. The increase in basic shares was principally attributable to the exercise of warrants and options and the issuance of shares in conjunction with the acquisition of Metro, partially offset by stock repurchases. The increase in diluted shares was principally attributable to the issuance of shares in conjunction with the acquisition of Metro, partially offset by stock repurchases.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH NINE MONTHS ENDED SEPTEMBER 30, 1998
---------------------------------------------

         Net revenue for the first nine months of 1999 increased 11% to $203,773 from $183,496 in the first nine months of 1998. The increase is principally attributable to higher revenues from the Company's Shadow Traffic operations, including those acquired in May 1998, the Metro acquisition and higher network revenues partially offset by the non-recurrence of revenues from the 1998 Winter Olympics.

         Operating costs and expenses increased 9% to $157,945 in the first nine months of 1999 from $144,608 in the comparable 1998 period. The increase was primarily attributable to additional expenses related to the Shadow Traffic operations, including those acquired in May 1998 and expenses related to Metro's operations, partially offset by lower news programming and affiliate compensation expenses for the Company's network operations and the nonrecurrence of expenses associated with the Company's live coverage of the 1998 Winter Olympics.

         Depreciation and amortization increased 11% to $15,012 in the first nine months of 1999 as compared to $13,536 in the first nine months of 1998. The increase is principally attributable to depreciation and amortization related to the Metro acquisition and assets acquired as part of the May 1998 Shadow Traffic operations.

         Interest expense increased 23% to $8,946 in the first nine months of 1999 from $7,258 in the comparable 1998 period. The increase results from higher debt levels associated with the Company's stock repurchase program and the May 1998 Shadow Traffic acquisition.

         Net income increased 19% to $9,511 ($.32 per basic share and $.29 per diluted share) in the first nine months of 1999 from $8,003 ($.26 per basic share and $.24 per diluted share) in the comparable 1998 period.

         Weighted average shares outstanding for the first nine months of 1999 were 29,510 basic shares and 33,263 diluted shares as compared to 30,596 basic shares and 33,981 diluted shares in the first mine months of 1998. The decrease in basic shares was primarily attributable to the Company's stock repurchase program partially offset by additional share issuances due to the acquisition of Metro and the exercise of outstanding warrants and options. The decrease in diluted shares was primarily attributable to stock repurchases, offset primarily by the issuance of shares in conjunction with the Metro acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1999, the Company's cash and cash equivalents were $10,502, an increase of $7,953 from December 31, 1998.

         For the nine months ended September 30, 1999, net cash provided by operating activities was $28,880 as compared to $25,474 for the nine months ended September 30, 1998, an increase of $3,406. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

     At September 30, 1999, the Company had available borrowings of $32,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the nine month period ended September 30, 1999, the Company repurchased approximately 774 shares of Common Stock at a cost of $23,471. In October 1999, the Company repurchased an additional 780 shares of Common Stock at a cost of $30,256. The purchase was financed principally by bank borrowings.

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

         The Company has been replacing, upgrading or modifying key financial and operating systems in the normal course of business. Remediation with respect to technological operations in the sole control of the Company was substantially completed in October.

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

         In conjunction with the ongoing efforts to ensure Year 2000 compliance, the Company is establishing alternative contingency plans which may include distributing commercials and programs to be aired by affiliates in the first week of January 2000 in advance of January 2000 (to the extent possible). Accordingly, the Company does not anticipate that internal system failures will result in any material effect to its operations.

                            PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On October 1, 1999, the Company filed a report on Form 8-K which among other matters provided information related to the outcome of items voted upon by shareholders at its annual meeting held on September 22, 1999.

Item 5
------

         These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------
                  27. Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------
                  None

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






                                                    Dated: November 12, 1999