Form 10-K
period 1999-12-31
WESTWOOD ONE INC /DE/
filed 2000-03-31
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999       Commission file number 0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                                   95-3980449
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                         40 West 57th Street, 5th Floor
                               New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 641-2000
              (Registrant's telephone number, including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates as of March 23, 2000 was approximately $3,189,539,000.

      As of March 23, 2000, 111,630,604 shares (excluding treasury shares) of Common Stock were outstanding and 703,466 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

                                     PART I

Item 1.  Business


General

Westwood One, Inc. (the "Company" or "Westwood One") supplies radio and television stations with information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.

The Company's principal source of revenue is selling commercial airtime to advertisers through one of its two operating divisions: Metro/Shadow, which is comprised of Metro Networks, Inc. ("Metro") and Westwood One Broadcasting Services, Inc. ("WBS" or "Shadow Traffic") and the Network Division. The Company generates revenue principally by selling audience it obtains from radio and television affiliates to local and national advertisers. The Company provides a broad range of programming and information services which deliver audience to advertisers and also deliver traffic, news, talk, sports, and entertainment programs to its affiliate stations.

Metro/Shadow provides local traffic and information broadcast reports in 81 Metro Survey Area markets (referred to herein as MSA markets) in the United States. The Network Division offers radio stations traditional news services, CBS Radio news, CNN Radio and Fox news in addition to eight 24-hour satellite-delivered continuous play music formats ("24/7 Formats") and weekday and weekend news and entertainment features and programs. These programs include: major sporting events (principally covering the National Football League, Notre Dame football and other college football and basketball games, National Hockey League, the Masters and the Olympics); live, personality intensive talk shows; live concert broadcasts; countdown shows; music and interview programs; and exclusive satellite simulcasts with HBO and other cable networks.

Westwood One enables advertisers to purchase advertising time and have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences. The commercial inventory obtained by Westwood offers advertisers the opportunity to reach a broad-based local, regional or national audience through a single purchase from the Company.

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity") pursuant to a Management Agreement between the Company and Infinity which expires on March 31, 2004. Pursuant to the Agreement, Infinity receives a base fee of $2,500,000 (adjusted for inflation) and an incentive bonus based on the Company exceeding predetermined cash flow objectives. Westwood One has also issued to Infinity warrants to acquire 4,000,000 shares (as adjusted for the Company's two-for-one stock split payable on March 22, 2000) of Common Stock pursuant to the Agreement.


Industry Background

    Radio Broadcasting

As of January 1, 2000, there were approximately 10,300 commercial radio stations in the United States.

A radio station selects a style of programming ("format") to attract a target listening audience and thereby attract commercial advertising directed at that audience. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

The diversity in program formats has intensified competition among stations for local advertising revenue. A radio station has two principal ways of effectively competing for these revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news products, such as those supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenue.

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

To verify its network audience delivery and demographic composition, specific measurement information is available to advertisers from independent rating services such as Arbitron and Statistical Research, Inc.'s RADAR. These rating services provide demographic information such as the age and gender composition of the listening audiences. Consequently, advertisers can verify that their advertisements are being heard by their target listening audience.


Business Strategy

Westwood One provides broad-based, local, regional or national audiences and commercial spots to advertisers through its recognized programming and other information products. The Company, through its various radio networks, produces and distributes quality programming to meet listener needs for information and to radio stations seeking to increase their listening audience and improve local and national advertising revenue by differentiating themselves from their competitors. The Company sells advertising time within its programs to advertisers desiring to reach large listening audiences with specific demographic characteristics.

In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In March 1996, WBS acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic"). In 1998, the Company acquired the remaining Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. and also opened offices in Hartford and Minneapolis. In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country's largest traffic service provider, Metro, which broadcasts information reports in 67 of the 75 largest MSA markets in the United States.

    Local Traffic and Information Programming

With respect to local content, the Company, through its Shadow and Metro units, provides traffic reports and local news, weather and sports information to its radio and television affiliates.

The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast quality remote camera systems positioned at strategically located fixed-positions and on aircraft, mobile units and cellular systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third party news and information services. The information is then processed, written into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This also permits the Company to easily resell the information to other third parties for distribution through the internet wireless devices or personnel digital assistants ("PDA") and various other new media systems. The Company's professional broadcasters read the customized reports on the air.

The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' quality standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often become integral "personalities" on such affiliates' stations as a result of their significant on-air presence and interaction with the station's on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

The Company generally does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company's affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated such reports with its own resources. For example, multiple affiliates in a single market may imply that the Company's infrastructure, including its airplanes, helicopters and talent, are those of the affiliate.

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, the Company was the first news organization to provide live airborne coverage of the plane crash involving John F. Kennedy, Jr. in 1999. From our news helicopters, the Company fed live video to television affiliates in Boston, New York, and around the country. Moreover, by leveraging our infrastructure, the same reporters provided live customized airborne reports for the Company's radio affiliates via Metro Source. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 80 markets and that is able to provide such customized reports to these markets.

Metro Source, an information service available to subscribing affiliates, is a total information system and digital audio workstation that allows the Company's news affiliates to receive via satellite and view, write, edit and report the latest news, features and show preparation material. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations which have subscribed to the service. Information and content for Metro Source is primarily generated from the Company's staff of news bureau chiefs, state correspondents and professional news writers and reporters.

Local, regional and national news and information stories are fed to the Company's national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company's internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source. As of December 31, 1999, the Company had affiliated approximately 700 radio stations for the Metro Source product.

    Television Programming Services

The Company is supplying its Television Traffic Services to over 180 television stations. Similar to its radio programming services, with its MetroTV Services the Company supplies customized information reports which are generally delivered on air by its reporters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

The Company utilizes live studio cameras in order to enable its traffic reporters to provide its Video News Services on television from the Company's local broadcast studios. In addition, the Company provides its Video News Services from its aircraft and fixed-position based camera systems. The Video News Services include: (i) live video coverage from strategically located fixed-position camera systems; (ii) live video news feeds from the Company's aircraft; and (iii) full-service, 24 hours per day/7 days per week video coverage from the Company's camera crews using broadcast quality camera equipment and news vehicles.

The Company owns an 80% interest in Washington News Network, Inc. ("WNN"), which provides customized video news feeds via satellite, primarily of news events from Capitol Hill and the White House, to approximately 170 television stations, bureaus and networks across the country. WNN currently covers national news for local and regional consumption and provides video crew hire services in the Washington, D.C. area for affiliate stations nationwide. The Company offers WNN's services and products as a part of its MetroTV Services.

In addition, through Ross Sports Productions, Inc. ("Ross"), the Company produces and distributes nationally syndicated but locally produced scholastic sports programs. Ross' main service is a weekly half-hour TV program, "The High School Sports Show," which is marketed to local television stations in exchange for commercial airtime inventory. Ross sells sponsorship advertising packages to local, regional and national advertisers within the show. The show currently airs in 22 major markets, generally on major network affiliated stations late Saturday afternoon or late Sunday morning. The Company offers Ross' services and products as a part of its MetroTV Services.

    Information Services

The Company's Information Services ("IS") develops non-broadcast traffic information business. IS develops innovative techniques of gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to wireless subscribers via the Company's STAR JAM (TM) and STAR FIND (TM) services.

In conjunction with ETAK, a digital mapping and software company owned by Sony, the Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. The relationship allows for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, PDA's and in-vehicle navigation and information systems.

The Company is participating in a number of United States Department of Transportation ("USDOT") funded Intelligent Transportation Systems ("ITS") projects. These include the AZTech Model Deployment Project in Phoenix and the Smart Trek Model Deployment Project in Seattle. In addition, the Company is the Operations Contractor for the TravInfo project in the San Francisco Bay area. TravInfo was among the first of a series of federally-funded Field Operational Tests for ITS. As a leading provider of local traffic and other information, the Company is well-positioned as a leader in the ITS field and believes it will benefit from the evolution of future distribution systems.

The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes over 120 helicopters and fixed-wing aircraft, 30 mobile units, 25 airborne camera systems, 100 fixed-position camera systems, 70 broadcast studios and 1,300 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology which enable the Company's on-air talent to deliver accurate reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

    National Radio Programming

The Company produces and distributes 24/7 Formats, regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events, and sports features.

The Company controls most aspects of production of its programs, therefore being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs

(typically 5 minutes or less), long-form programs (typically 60 minutes or longer) and 24/7 Formats. Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, New York, New York and Arlington, Virginia. The long-form programs include shows produced entirely at the Company's in-house production facilities and recordings of live concert performances and sports events made on location. The 24/7 Formats are produced at the Company's facilities in Valencia, California.

Westwood One also produces and distributes special event syndicated programs. In 1999, the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Grammy Awards, VH1 Divas Live, Woodstock '99, MTV Music Video Awards and Randy Travis.

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

The Company produces and distributes eight 24/7 Formats providing music, news and talk programming for Country, Hot Country, Adult Contemporary, Soft AC, Oldies, Adult Standards, Adult Rock and Roll and the Jammin Oldies formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.

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

    Affiliated Radio Stations

The Company's business strategy is to provide for the programming needs of radio stations by supplying to radio stations, programs and services that individual stations may not be able to produce on their own on a cost effective basis. The Company offers radio stations traffic and news information as well as a wide selection of regularly scheduled and special event syndicated programming and 24/7 Formats. The information, programs and formats are produced by the Company and, therefore, the stations typically have virtually no production costs. With respect to the Company's programs and formats, each program or format is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial air time that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

Westwood One enters into affiliation agreements with radio stations which requires the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company may also receive a fee from the affiliated stations for the right to broadcast the formats. Radio stations in the top 200 national markets may also receive compensation for airing national advertising spots.

Affiliation agreements specify the number of times and the approximate daypart each program and advertisement may be broadcast. Westwood One requires that each station complete and promptly return to the Company an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements generally run for a period of at least one year, are automatically renewable for subsequent periods and are cancellable by either the Company or the station upon 90 days' notice.

The Company has a number of people responsible for station sales and marketing its programs to radio stations. The Company's staff develops and maintains close, professional relationships with radio station personnel to provide them with quick programming assistance.

    Advertising Sales and Marketing

The Company packages its radio commercial airtime inventory on a network basis, covering all affiliates in relevant markets, either regionally or nationally. This packaged inventory typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime inventory on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this corporate policy is a key factor in maintaining its affiliate relationships. Currently, the Company packages its television commercial airtime inventory on a regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime inventory and to optimize the efforts of the Company's national internal structure of sales representatives. The Company's advertising sales force is comprised of approximately 300 sales representatives.

In each of the Metro/Shadow markets in which it conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of their competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered.

The Company's typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging over 25 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages which it then sells as an information sponsorship package to advertisers. These Company sponsorship packages are run on a fair and equal rotation (i.e., each advertiser receives its pro rata share of advertisements sold by the Company for broadcast on each of the Company's affiliates in the relevant market or markets) throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.

The Company believes that the positioning of advertisements within or adjacent to its information reports appeals to advertisers because the advertisers' messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by the Company demonstrate that because the Company's customized information reports are related to topics of significant interest to listeners, listeners often seek out the Company's information reports. Since advertisers' messages are embedded in the Company's information reports, such messages have a high degree of impact on listeners and generally will not be "pre-empted" (i.e., moved by the radio station to another time slot). Most of the Company's advertisements are read live by the Company's on-air talent, providing the Company's advertisers with the added benefit of an implied endorsement for their product.

Westwood One provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide through purchases of commercial airtime in its national radio networks and programs. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time from the Company. By purchasing time in networks or programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time. The Company supports its national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of Company programs and is designed to increase the advertisers' target listening audience.

Generally, the Company provides its MetroTV services to television stations in exchange for thirty-second commercial airtime inventory that the Company packages and sells on a regional and national basis. The amount and placement of the commercial airtime inventory that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided enhanced MetroTV services, it has been able to acquire more valuable commercial airtime inventory. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

The Company has established a morning news network for its advertisers' commercials to air during local news programming and local news breaks from 6:00 a.m. to 9:00 a.m. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.


Competition

The Company's Metro/Shadow Division, in the MSA markets in which it operates, competes for advertising revenue with local print and other forms of communications media including; magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the recent consolidation of the radio industry has created opportunities for large radio groups to gather traffic information on their own.

The Company's Network Division operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidations in the radio industry, companies owning large groups of stations have begun to create competing networks that has resulted in additional competition for network radio advertising expenditures. In addition, as with its Metro/Shadow Division, the Network Division competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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


Government Regulation

Radio broadcasting and station ownership are regulated by the FCC. Westwood One, as a producer and distributor of radio programs and services, is generally not subject to regulation by the FCC. Metro/Shadow utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.

Employees

On February 8, 2000, Westwood One had 2,522 full-time employees, including a domestic advertising sales force of 299 people, and 979 part-time employees. In addition, the Company maintains continuing relationships with approximately 140 independent writers, program hosts, technical personnel and producers. Certain employees at Metro, WBS, the Mutual Broadcasting System, NBC Radio Networks and Unistar Radio Networks ("Unistar") are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are satisfactory.


Item 2. Properties

The Company owns a 7,600 square-foot building in Culver City, California in which its Network Division syndicated program production facilities are located and a 14,000 square-foot building and an adjacent 10,000 square-foot building in Culver City, California which contains administrative, sales and marketing offices, and storage space. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 275,000 square feet in the aggregate, pursuant to the terms of various lease agreements.

The Company believes that its facilities are adequate for its current level of operations.


Item 3. Legal Proceedings

    - None -


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

On February 8, 2000 there were approximately 368 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". From the time of its initial public offering on April 24, 1984 through December 14, 1998 the Company's Common Stock was traded in the over-the-counter market. The following table sets forth the range of high and low last sales prices on the NYSE or NASDAQ/National Market System, as reported by NASDAQ, for the Common Stock for the calendar quarters indicated. These prices have been adjusted on a retroactive basis to reflect the effect of the Company's two-for-one stock split which is payable on March 22, 2000.

         1999                                        High          Low
         ----                                        ----          ---
         First Quarter                             $14 13/32    $11 19/32
         Second Quarter                             18 27/32     14 19/32
         Third Quarter                              25 13/16     17 7/32
         Fourth Quarter                             38           19 9/32


         1998
         ----
         First Quarter                              17 15/16     14 11/16
         Second Quarter                             15 3/16      12 5/16
         Third Quarter                              13 23/32      7 7/8
         Fourth Quarter                             15 9/32       8

No cash dividend was paid on the Company's stock during 1999 or 1998, and the payment of dividends is restricted by the terms of its loan agreements.

Item 6.  SELECTED FINANCIAL DATA
         (In thousands except per share data)

The per share amounts included herein have been restated to reflect on a retroactive basis the Company's two-for-one stock split which is payable on March 22, 2000.


                                                                     1999         1998        1997        1996        1995
                                                                     ----         ----        ----        ----        ----
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:

NET REVENUES                                                       $358,305    $259,310    $240,790     $171,784   $145,729
OPERATING AND CORPORATE COSTS, EXCLUDING   DEPRECIATION AND
AMORTIZATION                                                        267,294     206,996     191,854      132,247    112,661

DEPRECIATION AND AMORTIZATION                                        30,214      18,409      13,031       12,265     13,753

OPERATING INCOME                                                     60,797      33,354      35,905       27,272     19,315

NET INCOME                                                          $23,887     $13,046     $25,496      $17,500     $9,685

INCOME PER BASIC SHARE                                                 $.33        $.22        $.41         $.28       $.15
INCOME PER DILUTED SHARE                                               $.30        $.20        $.37         $.25       $.14

BALANCE SHEET DATA AT DECEMBER 31:

CURRENT ASSETS                                                     $169,259     $85,663     $77,933      $48,379    $41,885
WORKING CAPITAL                                                      41,254       7,111      12,180      (3,647)      6,563
TOTAL ASSETS                                                      1,334,888     345,279     317,695      273,046    245,595
LONG-TERM DEBT                                                      158,000     170,000     115,000      130,443    107,943
TOTAL SHAREHOLDERS' EQUITY                                        1,019,775      77,218     124,678       86,848     94,123

OTHER FINANCIAL DATA FOR YEAR ENDED DECEMBER 31:

OPERATING CASH FLOW (EBITDA)                                        $91,011     $52,314     $48,936      $39,537    $32,579









Results for the year ended December 31, 1999 include the results of Metro from the date of the merger on September 22, 1999.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            (In thousands except for per share amounts)

On January 27, 2000 the Board of Directors approved a two-for-one stock split of the Company's Common Stock and Class B Stock effective March 22, 2000. All references herein to share and per share amounts have been restated to give effect to the stock split on a retroactive basis.

On September 22, 1999, the Company completed its merger with Metro Networks, Inc. ("Metro"). The results of operations for Metro are included in the consolidated financial statements of the Company from the date of the merger.

On May 1, 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. The results of operations for these additional cities are included in the consolidated financial statements of the Company from May 1, 1998.

Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 38% to $358,305 in 1999 from $259,310 in 1998, and increased 8% in 1998 from $240,790 in 1997. The 1999 increase was primarily attributable to the September 22, 1999 merger with Metro and was also attributable to higher advertising rates at both the Company's Network and Shadow Traffic operations. The Company's net revenues for 1999, excluding the results of the Metro acquisition, rose approximately 12% from the comparable 1998 period. The 1998 increase was primarily attributable to higher revenues from the Company's Shadow Traffic operations including those acquired in May 1998, partially offset by lower network revenues due to the elimination of certain programming including Major League Baseball.

Operating costs and expenses excluding depreciation and amortization increased 29% to $261,538 in 1999 from $202,138 in 1998, and increased 8% in 1998 from
$186,918 in 1997. The 1999 increase was primarily attributable to the 1999 Metro merger. The 1998 increase was primarily attributable to the 1998 purchase of the additional Shadow Traffic operations, partially offset by the elimination of costs related to the termination of programming.

Depreciation and amortization increased 64% to $30,214 in 1999 from $18,409 in 1998, and increased 41% in 1998 from $13,031 in 1997. The 1999 increase was principally related to the amortization of goodwill resulting from the Metro merger. The 1998 increase was principally attributable to depreciation and amortization related to fixed assets from capitalized leases and the Shadow Traffic operations acquired in 1998.

Corporate general and administrative expenses increased 19% to $5,756 in 1999 from $4,858 in 1998, and decreased 2% in 1998 from $4,936 in 1997. The 1999 increase was principally attributable to an incentive bonus payable pursuant to the terms of the Management Agreement with Infinity. The decrease in 1998 was primarily attributable to lower compensation expense.

Operating income increased 82% to $60,797 in 1999 from $33,354 in 1998, and decreased 7% in 1998 from $35,905 in 1997. The 1999 increase was primarily related to the Metro merger as well as the improved performance of the Company's network division. The 1998 decrease was principally attributable to higher depreciation and amortization associated with the Shadow Traffic operations acquired in 1998.

Interest  expense  was  $12,150,  $10,340  and  $8,513  in 1999,  1998 and 1997,
respectively. The 1999 increase was attributable to higher average debt levels as well as higher interest rates. The 1998 increase was principally attributable to higher debt levels as a result of the Company's purchase of the additional Shadow Traffic operations and repurchases of the Company's Common Stock.

The income tax provisions for 1999, 1998 and 1997 are based on annual effective tax rates of 52%, 44% and 8%, respectively. The 1999 and 1998 provisions are substantially all deferred taxes as the Company had tax net operating loss deductions and deductions resulting from stock option exercises to reduce cash taxes payable. The 1997 provision benefited from both book and tax net operating loss carryforwards.

Net income in 1999 increased 83% to $23,887 ($.33 per basic share and $.30 per diluted share) from $13,046 ($.22 per basic share and $.20 per diluted share) in 1998 and decreased 49% in 1998 from $25,496 ($.41 per basic share and $.37 per diluted share) in 1997.

Weighted averages shares outstanding for purposes of computing basic earnings per share were 72,168, 60,196 and 61,500 in 1999, 1998 and 1997, respectively.
The 1999 increase was attributable to the issuance of Common Stock in conjunction with the Company's acquisition of Metro partially offset by stock repurchases made pursuant to the Company's ongoing stock repurchase program. The 1998 decrease was attributable to the Company's stock repurchase program. Weighted average shares outstanding for purposes of computing diluted earnings per share were 78,930, 66,868 and 69,302 in 1999, 1998 and 1997, respectively.
The changes in weighted average shares are due principally to the Company's stock repurchase program partially offset by the effect of stock option grants.

Liquidity and Capital Resources

At December 31, 1999, the Company's principal sources of liquidity were its cash and cash equivalents of $10,626 and available borrowings under its loan agreement of $21,000.

For 1999, net cash from operating activities was $54,337, an increase of $11,622 from 1998. The increase was primarily attributable to higher cash flows from operations partially offset by working capital requirements. Cash flow from operations was principally used to fund the Company's stock repurchase program.

At December 31, 1999, the Company had an unsecured $114,000 bank revolving credit facility and an unsecured $75,000 term loan (collectively the "Revolving Credit Facility"). At December 31, 1999, the Company had available borrowings of $21,000 on its Revolving Credit Facility. The amount of the facility is scheduled to be reduced by $3,000 at the end of each quarter during 2000. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2000.

In 1999, the Company purchased 3,128 shares of the Company's Common Stock for a total cost of $54,164. In 1998, the Company purchased 6,750 shares of the Company's Common Stock for a total cost of $65,438 and in 1997, purchased 2,754 shares of the Company's Common Stock and 1,000 warrants for a total cost of $49,434. In 2000 (through March 16, 2000), the Company repurchased an additional 260 shares of Common Stock at a cost of $8,281. The stock buybacks have been funded principally from the Company's free cash flow.

The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.


Impact of Year 2000

In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company did not experience disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on the behalf of the Company. All statements that express expectations and projections are forward-looking statements within the meaning of the Act. These statements are based on management's views and assumptions at the time the statements are made, however no assurances can be given that management's expectations will come to pass.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments.

The interest rate on the Company's outstanding borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity.

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

      2.   Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
--------                         -----------
  3.1    Certificate of Incorporation of Registrant. (1)
  3.2    Agreement of Merger. (1)
  3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
  3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
  3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
  3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
  3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
  3.8    Bylaws of Registrant as currently in effect. (11)
*10.1 Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (14)
 10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
 10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (11)
 10.4 First Amendment dated September 11, 1998 to the Amended and Restated Credit Agreement dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (13)
 10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
 10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (15)
 10.7 Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (16)
*10.8 Management Agreement, dated as of March 30, 1999, between Registrant and Infinity Broadcasting Corporation. (15)
 10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (12)
 10.10   Westwood One 1999 Stock Incentive Plan, as amended. (15)
 10.11   Westwood One, Inc. 1989 Stock Incentive Plan. (7)
 10.12   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive
         Plan. (8) (10)
 10.13 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices.
 10.14 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (9)
 10.15 Digital Audio Transmission Service Agreement, dated June 5, 1990, between Registrant and GE American Communications, Inc. (6)
 22      List of Subsidiaries
 24      Consent of Independent Accountants
 27      Financial Data Schedule
**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6)      Filed as an exhibit to Registrant's  Annual Report on Form 10-K for the
         fiscal  year  ended  November  30,  1990  (File  Number   0-13020)  and
         incorporated herein by reference.
(7) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 (File Number 0-13020) and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File Number 0-13020) and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1998 (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's August 24, 1999 proxy statement (File Number 0-13020) and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         On October 1, 1999 the Company filed a report on Form 8-K related to the Company's Merger with Metro Networks, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WESTWOOD ONE, INC.

March  29    , 2000              By  /S/ FARID SULEMAN
                                 --------------------------
                                 Farid Suleman
                                 Director, Secretary and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                          Title                                       Date
Principal Executive Officer:

 JOEL HOLLANDER                              Director, President and                    March 29, 2000
--------------------------------------
Joel Hollander                                Chief Executive Officer

Principal Financial Officer and
  Chief Accounting Officer:

 FARID SULEMAN                               Director, Secretary and                    March 29, 2000
----------------------------------------
Farid Suleman                                 Chief Financial Officer

Additional Directors:

 NORMAN J. PATTIZ                            Chairman of the Board of                   March 29, 2000
---------------------------------------
Norman J. Pattiz                              Directors


 DAVID L. DENNIS                             Director                                   March 29, 2000
-----------------------------------------
David L. Dennis


 GERALD GREENBERG                            Director                                   March 29, 2000
------------------------------------
Gerald Greenberg


 DENNIS HOLT                                 Director                                   March 29, 2000
------------------------------------------
Dennis Holt


 MEL A. KARMAZIN                             Director                                   March 29, 2000
--------------------------------------
Mel A. Karmazin


 STEVEN A. LERMAN                            Director                                   March 29, 2000
--------------------------------------
Steven A. Lerman


 PAUL KRASNOW                                Director                                   March 29, 2000
--------------------------------------
Paul Krasnow


 DAVID SAPERSTEIN                            Director                                   March 29, 2000
-----------------------------------
David Saperstein


 JOSEPH B. SMITH                             Director                                   March 29, 2000
------------------------------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


1.    Consolidated Financial Statements                               Page
                                                                      ----

      -Report of Independent Accountants                              F-2

      -Consolidated Balance Sheets at December 31, 1999
       and 1998                                                       F-3

      -Consolidated Statements of Operations for the years
       ended December 31, 1999, 1998 and 1997                         F-4

      -Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 1999, 1998 and 1997           F-5

      -Consolidated Statements of Cash Flows for the years
       ended December 31, 1999, 1998 and 1997                         F-6

      -Notes to Consolidated Financial Statements                     F-7 - F-16


2.     Financial Statement Schedules:

    All schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and it subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP


Century City, California
February 11, 2000, except as to Note 14, which is as of March 8, 2000.

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                         December 31,
                                                                                         ------------

                                                                                   1999               1998
                                                                                   ----               ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   10,626          $  2,549
  Accounts receivable, net of allowance for doubtful accounts
     of $7,714 (1999) and $3,720 (1998)                                            145,833            75,402
  Other current assets                                                              12,800             7,712
                                                                                ----------          --------
                           Total Current Assets                                    169,259            85,663
PROPERTY AND EQUIPMENT, NET                                                         55,957            24,353
INTANGIBLE ASSETS, NET                                                           1,078,587           224,242
OTHER ASSETS                                                                        31,085            11,021
                                                                                ----------          --------
                                   TOTAL ASSETS                                 $1,334,888          $345,279
                                                                                ==========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                $ 21,356          $ 19,070
  Other accrued expenses and liabilities                                            76,819            43,706
  Amounts payable to affiliates                                                     19,830            15,776
  Current maturity of long-term debt                                                10,000               -
                                                                                  --------          --------
                      Total Current Liabilities                                    128,005            78,552
LONG-TERM DEBT                                                                     158,000           170,000
OTHER LIABILITIES                                                                   29,108            19,509
                                                                                  --------          --------
                              TOTAL LIABILITIES                                    315,113           268,061
                                                                                  --------          --------
COMMITMENTS AND CONTINGENCIES                                                          -                 -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                      -                 -
  Common stock, $.01 par value: authorized,  300,000,000 shares;
    issued and outstanding, 127,897,500 (1999) and 69,924,460 (1998)                   640               350
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (1999 and 1998)                                      4                 4
  Additional paid-in capital                                                     1,171,370           206,688
  Accumulated earnings                                                              25,030             1,143
  Accumulated other comprehensive income                                             7,862               -
                                                                                ----------          --------
                                                                                 1,204,906           208,185
  Less treasury stock, at cost; 16,421,450 (1999) and 13,294,190 (1998) shares    (185,131)         (130,967)
                                                                                ----------          --------
                  TOTAL SHAREHOLDERS' EQUITY                                     1,019,775            77,218
                                                                                ----------          --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,334,888          $345,279
                                                                                ==========          ========




          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                       1999               1998               1997
                                                                                       ----               ----               ----

GROSS REVENUES                                                                       $414,959           $298,888           $278,978
  Less Agency Commissions                                                              56,654             39,578             38,188
                                                                                     --------           --------           --------
NET REVENUES                                                                          358,305            259,310            240,790
                                                                                     --------           --------           --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                       261,538            202,138            186,918
Depreciation and Amortization                                                          30,214             18,409             13,031
Corporate General and Administrative Expenses                                           5,756              4,858              4,936
Nonrecurring Items, Net Expense                                                           -                  551                -
                                                                                     --------           --------           --------
                                                                                      297,508            225,956            204,885
                                                                                     --------           --------           --------
OPERATING INCOME                                                                       60,797             33,354             35,905
Interest Expense                                                                       12,150             10,340              8,513
Other Income                                                                             (610)              (432)              (334)
                                                                                     --------           --------           --------
INCOME BEFORE TAXES                                                                    49,257             23,446             27,726
INCOME TAXES                                                                           25,370             10,400              2,230
                                                                                     --------           --------           --------
NET INCOME                                                                           $ 23,887           $ 13,046           $ 25,496
                                                                                     ========           ========           ========
INCOME PER SHARE:
   Basic                                                                                $ .33              $ .22              $ .41
   Diluted                                                                              $ .30              $ .20              $ .37

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                               72,168             60,196             61,500
   Diluted                                                                             78,930             66,868             69,302











          See accompanying notes to consolidated financial statements.
                                      F - 4

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                                    Accumul'd Treasury
                                     Preferred     Common Stock    Class B Stock   Add'l  Accumul'd   Other    Stock        Total
                                     ---------     ------------    -------------  Paid-in  Earnings   Comp     -----   Shareholders'
                                   Shares  Amount  Shares  Amount  Shares  Amount Capital  (Deficit) Income Shares Amount   Equity
                                   ------  ------  ------  ------  ------  ------ -------  --------- ------ ------ ------   ------
BALANCE AT DECEMBER 31, 1996            -      -   31,818    $318    352    $4 $ 152,708 ($37,399)     -   1,895  $28,783 $   86,848
 Net income for 1997                    -      -        -       -      -     -         -   25,496      -       -        -     25,496
 Issuance of common stock under
   stock option plans                   -      -      164       2      -     -     1,183        -      -       -        -      1,185
 Issuance of common stock under
   warrants                             -      -    2,036      21      -     -    35,093        -      -       -        -     35,114
 Conversion of 6 3/4% debentures to
   common stock                         -      -      622       6      -     -    14,896        -      -       -        -     14,902
 Purchase and cancellation of warrant   -      -        -       -      -     -   (12,688)       -      -       -        -   (12,688)
 Income tax benefit of option and
   warrant exercises                    -      -        -       -      -     -    10,567        -      -       -        -     10,567
 Purchase of treasury stock             -      -        -       -      -     -         -        -      -   1,377   36,746   (36,746)
                                     ----   ----  -------    ----    ---    -- ---------  ------- ------  ------ -------- ----------
BALANCE AT DECEMBER 31, 1997            -      -   34,640     347    352     4   201,759  (11,903)     -   3,272   65,529    124,678
 Net income for 1998                                    -       -      -     -         -   13,046              -        -     13,046
 Issuance of common stock under
   stock option plans                   -      -      322       3      -     -     4,929        -      -       -        -      4,932
 Purchase of treasury stock             -      -        -       -      -     -         -        -      -   3,375   65,438   (65,438)
                                     ----   ----  -------    ----    ---    -- --------- -------  ------  ------ -------- ----------
BALANCE AT DECEMBER 31, 1998            -      -   34,962     350    352     4   206,688   1,143       -   6,647  130,967     77,218
 Components of comprehensive income:
   Net income for 1999                  -      -        -       -      -     -         -  23,887       -       -        -     23,887
   Unrealized holding gain in equity
      securities net of tax             -      -        -       -      -     -         -       -   7,862       -        -      7,862
                                     ----   ----  -------    ----    ---    -- --------- -------  ------   ----- -------- ----------
 Total comprehensive income             -      -        -       -      -     -         -  23,887   7,862       -        -     31,749
 Issuance of common stock               -      -   25,112     251      -     -   925,304       -       -       -        -    925,555
 Issuance of common stock under
   warrants                             -      -    3,000      30      -     -     8,970       -       -       -        -      9,000
 Issuance of common stock under
   stock option plans                   -      -      875       9      -     -    23,648       -       -       -        -     23,657
 Issuance of warrants                   -      -        -       -      -     -     6,760       -       -       -        -      6,760
 Purchase of treasury stock             -      -        -       -      -     -         -       -       -   1,564   54,164   (54,164)
 Two-for-one stock split (Note 14)      -      -   63,949     639    352     4         -    (643)      -   8,211        -          0
                                     ----   ----  -------  ------    ---    -- ---------- ------- ------  ------ -------- ----------
BALANCE AT DECEMBER 31, 1999            -      -  127,898  $1,279    704    $8 $1,171,370 $24,387 $7,862  16,422 $185,131 $1,019,775
                                     ====   ====  =======  ======    ===    == ========== ======= ======  ====== ======== ==========





           See accompanying notes to consolidated financial statements
                                      F - 5

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                  1999              1998             1997
                                                                                  ----              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $23,887           $13,046          $25,496
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            30,214            18,409           13,031
        Deferred taxes                                                           21,463             8,496                -
        Other                                                                       314               315              320
                                                                                -------           -------          -------
                                                                                 75,878            40,266           38,847
        Changes in assets and liabilities:
           Increase in accounts receivable                                      (26,271)           (7,637)         (26,440)
           Decrease (increase) in prepaid assets                                 (1,978)            1,104           (3,006)
           Increase in accounts payable and accrued liabilities                   6,708             8,982           10,530
                                                                                -------           -------          -------
                  Net Cash Provided By Operating Activities                      54,337            42,715           19,931
                                                                                -------           -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other (Metro in 1999;
     Shadow Traffic in 1998 and CBS Radio Networks in 1997)                       6,105           (30,987)         (13,839)
  Capital expenditures                                                           (6,084)           (1,945)          (1,711)
                                                                                -------           -------          -------
                  Net Cash Provided By (Used For) Investing Activities               21           (32,932)         (15,550)
                                                                                -------           -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                      54,358             9,783            4,381
                                                                                -------           -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                     (14,973)           (2,758)               -
  Borrowings under bank and other long-term obligations                               -            55,000            8,862
  Issuance of common stock                                                       22,856             3,199           36,299
  Repurchase of common stock and warrants                                       (54,164)          (65,438)         (49,434)
                                                                                -------           -------          -------
                             NET CASH (USED FOR) FINANCING ACTIVITIES           (46,281)           (9,997)          (4,273)
                                                                                -------           -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              8,077              (214)             108

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,549             2,763            2,655
                                                                                -------           --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $10,626           $ 2,549          $ 2,763
                                                                                =======           =======          =======









          See accompanying notes to consolidated financial statements.
                                       F-6

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 1 - Summary of Significant Accounting Policies:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.

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


                                       1999           1998            1997
                                       ----           ----            ----
          Warrants                  4,578,000      5,298,000       6,364,000
          Options                   2,184,000      1,376,000       1,438,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:


                                       1999           1998            1997
                                       ----           ----            ----
          Options                     960,000      2,680,000       1,580,000

The per share exercise prices of the options were $22.57 in 1999, $13.00-$15.00 in 1998 and $15.00 in 1997.

Reclassification
----------------
Certain   amounts  have  been   reclassified   to  be  comparable  to  the  1999
presentation.

NOTE 2 - Acquisitions of Businesses:

On March 31, 1997, the Company entered into a representation and management agreement (the "Representation Agreement") with CBS Inc. ("CBS"), whereby the Company operates the CBS Radio Networks. In accordance with the Representation Agreement, the Company pays CBS a representation fee and reimburses CBS for certain programming costs, including news, that CBS provides to Westwood One. The Company retains all revenues from sales of commercial time and is responsible for all expenses of the CBS Radio Networks. Accordingly, the operating results of CBS Radio Network are included with those of the Company from the effective date of the Representation Agreement. The Agreement was renewed for an additional five years effective March 31, 1999.

In May 1998, the Company acquired the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. for approximately $20,000 plus costs and the assumption of certain obligations, including severance obligations and obligations to provide third parties with commercial airtime. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from May 1, 1998. The purchase price has been allocated to the assets and liabilities acquired based on their respective fair values. The intangible assets acquired as part of the purchase are being amortized over 20 years.

On September 22, 1999, the Company acquired all the issued and outstanding common and preferred stock of Metro Networks, Inc. ("Metro"). Under the terms of the merger, each outstanding share of Metro was converted into 1.5 shares of the Company's common stock and each outstanding share of Metro Series A Convertible Preferred Stock was converted into 1.5 shares of a corresponding series of preferred stock of the Company. Accordingly, the Company issued approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of its Series A Convertible Preferred Stock. Based on the value of the shares issued and to be issued ($925,555) and expense of the acquisition ($27,879), which included investment banking fees, professional fees, severance costs and costs of eliminating duplicative facilities, the purchase price aggregated approximately $953,434. Goodwill and intangible assets associated with the transaction approximated $874,780. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from September 22, 1999. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired are being amortized over 25 years.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


The unaudited pro forma combined historical results, as if Metro had been acquired at the beginning of 1999 and 1998, respectively, are estimated as follows:

                                                1999          1998
                                                ----          ----
                                                   (Unaudited)
         Net revenues                         $491,762      $431,442
         Net income                              8,274         1,175
         Income per share:
           Basic                              $    .08      $    .01
           Diluted                                 .07           .01

The pro forma results include amortization of the intangible assets and the issuance of additional shares. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.


NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                     December 31,
                                                ---------------------
                                                  1999          1998
                                                  ----          ----
   Land, buildings and improvements...........  $11,558       $11,507
   Recording and studio equipment.............   35,934         8,404
   Capitalized leases.........................   11,123        11,123
   Furniture and equipment and other..........   16,824         9,115
                                                -------       -------
                                                 75,439        40,149

   Less:  Accumulated depreciation
            and amortization..................   19,482        15,796
                                                -------        ------
          Property and equipment, net.........  $55,957        $24,353
                                                =======        =======

Depreciation expense was $7,304 in 1999, $5,138 in 1998 and $2,341 in 1997.

NOTE 4 - Intangible Assets:

Intangible assets are summarized as follows at:

                                                     December 31,
                                                ---------------------
                                                  1999          1998
                                                  ----          ----
Goodwill, less accumulated amortization
  of $55,318 (1999)and $38,659 (1998) ...... $1,045,904      $188,512
Other identifiable intangible assets,
 less accumulated amortization of
 $22,025 (1999) and $18,979 (1998) .........     32,683        35,730
                                             ----------      --------

      Intangible assets, net................ $1,078,587      $224,242
                                             ==========      ========

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 5 - Debt:

Long-term debt consists of the following at:
                                                     December 31,
                                                ---------------------
                                                  1999          1998
                                                  ----          ----
Revolving Credit Facility/Term Loan..........  $158,000      $170,000
                                               ========      ========

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $114,000 revolving credit facility and an unsecured $75,000 term loan (the "Facility"). The Facility is available until September 30, 2004, however, the facility contains provisions which require mandatory reductions in the amount of the facility starting in September 1999 ($3,000 per quarter in 2000). At December 31, 1999, the Company had available borrowings under the Facility of $21,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 1999, the applicable margin was LIBOR plus .50%. At December 31, 1999, the Company had borrowed $93,000 under the revolving credit facility and $75,000 under the term loan at a weighted-average interest rate of 6.8%. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

The aggregate maturities of long-term debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 1999, are as follows:

                Year
                ----
                2000................................        $ 10,000
                2001................................          19,000
                2002................................          39,000
                2003................................          50,000
                2004................................          50,000
                                                             --------
                                                             $168,000
                                                             ========

The fair value of debt approximates its carrying value.

NOTE 6 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

In conjunction with the renewal of the Company's Management Agreement with Infinity. Infinity was granted warrants to purchase 2,000,000 shares of Common Stock at $10.00 per share and 2,000,000 shares of Common Stock at $12.50 per share. Vesting of the warrants was contingent upon the Company's stock price exceeding predetermined levels for 20 out of 30 consecutive trading days. Infinity was vested in all warrants at December 31, 1999. The warrants expire on March 31, 2009.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


On September 22, 1999 the Company completed its merger with Metro and issued approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of its Series A Convertible Preferred Stock. The Westwood preferred stock was issued subject to a stock loan and pledge agreement with the preferred shareholder. In December 1999, the Company's Series A Convertible Preferred Stock was converted to Common Stock and the related loan of Common Stock was repaid.

NOTE 7 - Stock Options:

The Company has stock option plans established in 1989 and 1999 which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31,1999. On September 22, 1999, the stock holders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced by approximately $3,606 ($.05 per basic share and $.05 per diluted share) in 1999, $3,052 ($.05 per basic share and $.05 per diluted share) in 1998 and $2,835 ($.04 per basic share and $.04 per diluted share) in 1997. The weighted average fair value of the options granted in 1999, 1998 and 1997 is estimated at $8.84, $4.97 and $6.73, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     1999     1998     1997
                                                     ----     ----     ----
         Weighted Average Risk Free Interest Rate     5.3%     5.4%     6.3%
         Expected Life (In Years)                     5        5        5
         Expected Volatility                         51.3%    35.9%    53.9%
         Expected Dividend Yield                        -        -        -
         Expected Forfeitures per Year                1%       1%       5%

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


Information concerning options outstanding under the Plan is as follows for the year ended:


                                                               Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                             1999                       1998                     1997
                                   ------------------------     ----------------------   -----------------------
                                                  Weighted                  Weighted                   Weighted
                                                   Average                   Average                   Average
                                                  Exercise                  Exercise                   Exercise
                                   Shares           Price       Shares        Price      Shares          Price
                                   ------           -----       ------        -----      ------          -----

Outstanding at beginning
  of period                       6,820,000       $ 9.89       6,021,000     $ 8.74    3,465,000        $ 5.15
Granted during the period         2,210,000       $17.28       1,600,000     $12.15    3,320,000        $11.92
Metro options converted to
  Westwood One options            6,125,458       $ 9.89            -           -           -               -
Exercised during the period      (1,748,700)      $ 7.93        (491,000)    $ 4.15    (333,000)        $ 3.62
Forfeited during the period        (164,000)      $ 8.97        (310,000)    $ 8.40    (431,000)        $ 8.33
                                  ----------                   ----------              --------
Outstanding at end of period      13,242,758      $11.39       6,820,000     $ 9.89    6,021,000        $ 8.74
                                  ==========                   =========               =========
Available for new stock options
at end of period                   6,940,000                   1,764,000               3,054,000
                                   =========                  ==========               =========


At December 31, 1999, options to purchase 5,265,522 shares of common stock were currently exercisable at a weighted average exercise price of $8.39.

The following table contains additional information with respect to options at December 31, 1999:

                                                                                                      Remaining
                                                                                      Weighted        Weighted
                                                                                       Average         Average
                                                                        Number of     Exercise       Contractual
                                                                         Options        Price      Life (In Years)
                                                                         -------        -----      ---------------
Options Outstanding at Exercise Price Ranges of:
     $ 1.00 - $ 3.75                                                     299,000       $ 2.05          3.0
     $ 4.88 - $ 6.38                                                   1,874,122       $ 5.14          4.8
     $ 7.25 - $11.55                                                   4,995,506       $ 9.41          7.8
     $12.44 - $15.75                                                   4,991,630       $13.96          8.4
     $17.25 - $22.57                                                   1,082,500       $22.15          9.8
                                                                      ----------
                                                                      13,242,758       $11.38          7.7
                                                                      ==========


                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 8 - Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                             December 31,
                                                          ------------------
                                                           1999        1998
                                                           ----        ----
Deferred tax liabilities:
  Affiliation agreements..........................       $ 6,149     $ 6,663
  Purchase accruals and intangibles...............        10,730       9,689
  Other...........................................         2,536         439
                                                         -------     -------
    Total deferred tax liabilities................        19,415      16,791
                                                         -------     -------
Deferred tax assets:
  Net operating loss..............................           -        11,949
  Accrued liabilities and reserves................         7,735       6,501
  Tax credits (AMT and ITC).......................         1,741       2,145
                                                         -------     -------
    Total deferred tax assets.....................         9,476      20,595
                                                         -------     -------
Net deferred tax liabilities (assets).............       $ 9,939     $(3,804)
                                                         =======     ========


The components of the provision for income taxes follows:

                                                  Year Ended December 31,
                                              -------------------------------
    Current                                   1999          1998         1997
                                              ----          ----         ----
        Federal............................ $10,345        $  842       $  483
        State..............................   3,574         1,062        1,747
                                             ------        ------       ------
                                             13,919         1,904        2,230
                                            -------        ------       ------

    Deferred
        Federal............................  11,854         8,562          -
        State..............................   (403)           (66)         -
                                            -------        -------      ------
                                             11,451          8,496         -
                                            -------        -------      ------
    Income tax expense..................... $25,370        $10,400      $2,230
                                            =======        =======      ======

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:

                                                    Year Ended December 31,
                                                  --------------------------
                                                  1999       1998       1997
                                                  ----       ----       ----
      Federal statutory rate                      35.0%      35.0%      35.0%
      State taxes net of federal benefit           5.1        4.4        6.3
      Nondeductible amortization of
        intangible assets                         11.1        5.4        4.5
      Net operating loss deduction                 -          -        (37.8)
      Other, net                                    .3        (.4)       -
                                                  ----       -----     ------
      Effective tax rate                          51.5%      44.4%       8.0%
                                                  =====      =====     ======

In 1999 and 1998, $9,800 and $1,733, respectively, of income tax benefits attributable to employee stock transactions were allocated to shareholders' equity.


NOTE 9 - Nonrecurring Items:

In 1998, the Company incurred a charge for nonrecurring items which included amounts attributable to the consolidation of the Company's news operations and one-time costs associated with evaluating various strategic alternatives to enhance shareholder value partially offset by a settlement with a satellite carrier whereby the Company received a refund for past services, resulting in a gain of approximately $2,494. The costs associated with the consolidation of the news operations aggregated $2,275 and were comprised of primarily of severance costs and costs related to abandoned leases. Of the amounts accrued, $1,699 was paid in 1998 and $288 was paid in 1999. The remaining balance of $288 will be paid in 2000.


NOTE 10 - Related Party Transactions:

The Company is managed by Infinity Broadcasting Corporation ("Infinity") pursuant to a five year Management Agreement which expires on March 31, 2004. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $3,613 to Infinity in 1999 ($2,226 in 1998 and $2,713 in 1997). As
part of the Management Agreement, Infinity was given 4,000,000 warrants to acquire shares of Common Stock after the Company's Common Stock reached certain market prices per share. Those warrants were fully vested in 1999.


On March 31, 1997, the Company entered into a Representation Agreement with CBS. In addition, many of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 1999 the Company incurred expenses aggregating approximately $70,241 for the Representation Agreement and Infinity affiliations and programs ($67,612 in 1998 and $61,564 in 1997).

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 1999, are set forth below:


                   Year
                   ----
                   2000..........................  $ 61,230
                   2001..........................    53,982
                   2002..........................    47,176
                   2003..........................    38,433
                   2004..........................    19,148
                                                    -------
                                                   $219,696
                                                   ========

NOTE 12 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, is summarized as follows:


                                               Year Ended December 31,
                                          ----------------------------------
                                            1999         1998         1997
                                            ----         ----         ----
Cash paid for:
   Interest...........................    $10,712        $10,119      $8,245
   Income taxes.......................      3,634            883       1,174


The Company had certain non-cash investing and financing activities in 1999, 1998 and 1997. During 1999, the Company merged with Metro (see Notes 2 and 6) issuing approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of Series A Convertible Preferred Stock in exchange for all the issued and outstanding shares of common and preferred stock of Metro. In addition, the Company entered into an agreement with Sportsline USA ("Sportsline") to provide Sportsline with advertising time over the next 3 years in exchange for 450,000 shares of Sportsline common stock. During 1998, $11,430 of lease assets and obligations were capitalized. In 1997, $15,293 principal amount of the Company's 6 3/4% Convertible Subordinated Debentures were converted into approximately 1,244,000 shares of the Company's Common Stock.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 1999 and 1998.

 (In thousands, except per share data)


                                                           First      Second        Third      Fourth       For the
                                                          Quarter     Quarter      Quarter     Quarter        Year
                                                          -------     -------      -------    --------      --------
      1999
      ----
  Net revenues...................................         $58,518     $66,353      $78,902    $154,532      $358,305
  Operating income...............................           1,637      11,478       14,380      33,302        60,797
  Net income (loss) .............................           (662)       4,843        5,330      14,376        23,887
  Net income (loss) per share:
       Basic ....................................         $(0.01)      $ 0.09       $ 0.08      $ 0.13        $ 0.33
       Diluted ..................................          (0.01)        0.07         0.08        0.12          0.30

      1998
      ----
  Net revenues...................................         $53,340     $63,487      $66,669     $75,814      $259,310
  Operating income...............................           1,982       9,596        9,695      12,081        33,354
  Net income ....................................              49       4,078        3,876       5,043        13,046
  Net income per share:
       Basic ....................................          $ 0.00      $ 0.06       $ 0.07      $ 0.09        $ 0.22
       Diluted ..................................            0.00        0.06         0.06        0.08          0.20


NOTE 14 - Subsequent Event:

On January 27, 2000 the Board of Directors approved a two-for-one split of its Common Stock and Class B Stock subject to shareholder approval of an Amendment to its Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 117,000,000 to 300,000,000. The Amendment was approved by Shareholders on March 8, 2000. The stock split will be payable to Shareholders on record on March 8, 2000 in the form of a 100% stock dividend on March 22, 2000. All references to Common Stock, Class B Stock, common shares outstanding, weighted average shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to give retroactive effect to the two-for-one stock split of the Company's Common Stock and Class B Stock.