Form 10-Q
period 2000-03-31
WESTWOOD ONE INC /DE/
filed 2000-05-12
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              95-3980449
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



            40 WEST 57TH STREET, 5th FLOOR, NEW YORK, NEW YORK 10019
            --------------------------------------------------------
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (212) 641-2000




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

As of May 1, 2000, 111,567,656 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    March 31,            December 31,
                                                                                      2000                   1999
                                                                                      ----                   ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 9,845               $ 10,626
  Accounts receivable, net of allowance for doubtful accounts
     of $8,073 (2000) and $7,714 (1999)                                             123,939                145,833
  Other current assets                                                               11,318                 12,800
                                                                                 ----------             ----------
                           Total Current Assets                                     145,102                169,259
PROPERTY AND EQUIPMENT, NET                                                          54,172                 55,957
INTANGIBLE ASSETS, NET                                                            1,067,404              1,078,587
OTHER ASSETS                                                                         26,608                 31,085
                                                                                 ----------             ----------
                             TOTAL ASSETS                                        $1,293,286             $1,334,888
                                                                                 ==========             ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $31,850                $32,121
  Current maturity of long-term debt                                                 10,000                 10,000
  Other accrued expenses and liabilities                                             89,667                 85,884
                                                                                  ---------              ---------
                           Total Current Liabilities                                131,517                128,005
LONG-TERM DEBT                                                                      125,500                158,000
OTHER LIABILITIES                                                                    23,417                 29,108
                                                                                  ---------              ---------
                             TOTAL LIABILITIES                                      280,434                315,113
                                                                                  ---------              ---------
COMMITMENTS AND CONTINGENCIES                                                          -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                      -                      -
  Common stock, $.01 par value: authorized,  300,000,000 shares;
    issued and outstanding, 128,421,468 (2000) and 127,897,500 (1999)                 1,284                  1,280
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (2000 and 1999)                                       7                      7
  Additional paid-in capital                                                      1,175,703              1,171,370
  Accumulated earnings                                                               28,343                 24,387
  Accumulated other comprehensive income                                              4,247                  7,862
                                                                                 ----------             ----------
                                                                                  1,209,584              1,204,906
  Less treasury stock, at cost; 16,776,450 (2000) and 16,421,450 (1999) shares     (196,732)              (185,131)
                                                                                 ----------             ----------
                             TOTAL SHAREHOLDERS' EQUITY                           1,012,852              1,019,775
                                                                                 ----------             ----------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,293,286             $1,334,888
                                                                                 ==========             ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                    Three Months Ended
                                                                                       March 31,
                                                                                   2000            1999
                                                                                  ------          ------

          GROSS REVENUES                                                         $143,798         $67,745
         Less Agency Commissions                                                   21,696           9,227
                                                                                 --------         -------
            NET REVENUES                                                          122,102          58,518
                                                                                 --------         -------
         Operating Costs and Expenses Excluding
         Depreciation and Amortization                                             92,344          51,120
         Depreciation and Amortization                                             15,495           4,568
         Corporate General and Administrative Expenses                              2,016           1,193
                                                                                 --------         -------
                                                                                  109,855          56,881
                                                                                 --------         -------
         OPERATING INCOME                                                          12,247           1,637
         Interest Expense                                                           2,744           3,011
            Other Income                                                             (204)           (191)
                                                                                 --------         -------
            INCOME (LOSS) BEFORE INCOME TAXES                                       9,707          (1,183)
            INCOME TAXES                                                            5,751            (521)
                                                                                 --------         -------

         NET INCOME (LOSS)                                                         $3,956           ($662)
                                                                                 ========           =====

         NET INCOME (LOSS) PER SHARE:
                   BASIC                                                           $ .04           $(.01)
                                                                                   =====           =====
                 DILUTED                                                           $ .03           $(.01)
                                                                                   =====           =====

         WEIGHTED AVERAGE SHARES OUTSTANDING:
                   BASIC                                                         112,155          56,536
                                                                                 =======          ======
                 DILUTED                                                         119,368          63,184
                                                                                 =======          ======


          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       2000              1999
                                                                                      ------            ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $3,956            ($662)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                 15,495            4,568
        Other                                                                            651             (392)
                                                                                     -------           ------
                                                                                      20,102            3,514
        Changes in assets and liabilities:
           Decrease in accounts receivable                                            21,894           20,568
           Decrease in other assets                                                    1,482              250
           Decrease (Increase) in accounts payable and accrued liabilities             5,714           (8,910)
                                                                                     -------          -------
                  Net Cash Provided By Operating Activities                           49,192           15,422
                                                                                     -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                  (7,685)          (9,919)
  Capital expenditures                                                                (1,699)            (544)
                                                                                     -------          -------
                  Net Cash Used For Investing Activities                              (9,384)         (10,463)
                                                                                     -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                           39,808            4,959
                                                                                     -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under bank and other long-term obligations                                  -              7,000
  Issuance of common stock                                                             4,336               92
  Debt repayments and payments of capital lease obligations                          (33,324)            (761)
  Repurchase of common stock                                                         (11,601)         (10,259)
                                                                                     -------          -------
                              NET CASH (USED IN) FINANCING ACTIVITIES                (40,589)          (3,928)
                                                                                     -------          -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (781)           1,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      10,626            2,549
                                                                                     -------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $9,845           $3,580
                                                                                     =======          =======


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:

         The accompanying consolidated balance sheet as of March 31, 2000, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         Certain amounts have been reclassified to be comparable to the 2000 presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


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

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                              March 31,
                                       -----------------------
                                        2000              1999
                                       -----             -----
                 Warrants              2,688             5,322
                 Options               4,524             1,326


NOTE 3 - Debt:

     At March 31, 2000 the Company had outstanding borrowings of $135,500 under its bank revolving credit facility and additional available borrowings of $48,000.


NOTE 4 - Stock Split:

         In March 2000, the Company's shareholders approved an increase in the number of authorized shares of common stock from 117,000 to 300,000 and the Company subsequently effected a two-for-one stock split of its Common Stock and Class B Stock. All references to Common Stock, Class B Stock, common shares outstanding, weighted average shares outstanding, and per share amounts have been restated to give retroactive effect to the stock split.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)

         All references to Common Stock, Class B Stock, common shares outstanding, weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the two-for-one split of the Company's Common Stock and Class B Stock which was paid to shareholders in March 2000.

         On September 22, 1999, the Company completed its merger with Metro Networks, Inc. ("Metro"). The results of operations for Metro are included in the consolidated financial statements of the Company from the date of the merger.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED
  WITH THREE MONTHS ENDED MARCH 31, 1999

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased 109% to $122,102 in the first quarter of 2000 from $58,518 in the first quarter of 1999. The increase in net revenue was due to a strong advertising environment benefiting the Company's operations as well as the Company's acquisition of Metro. On a pro forma basis, assuming the acquisition of Metro had occurred as of the beginning of the periods presented, net revenue for the first quarter of 2000 would have increased by approximately 21%.

         Operating costs and expenses excluding depreciation and amortization increased 81% to $92,344 in the first quarter of 2000 from $51,120 in the first quarter of 1999. The increase was principally due to the Company's acquisition of Metro.

         Depreciation and amortization increased $10,927, or 239%, to $15,495 in the first quarter of 2000 as compared to $4,568 in the first quarter of 1999 due principally to the amortization of goodwill resulting from the Metro acquisition.

         Corporate administrative expenses increased 69% to $2,016 in the first quarter of 2000 from $1,193 in the first quarter of 1999. The increase was primarily attributable to higher compensation expense.

         Operating income increased 648% to $12,247 in the first quarter of 2000 from $1,637 in the first quarter of 1999, primarily due to higher network revenues from the Company's operations, partially offset by higher depreciation and amortization from the Metro acquisition.

         Net interest expense decreased 10% to $2,540 in the first quarter of 2000 from $2,820 in 1999. The decrease was due to lower debt levels.

         Income tax expense in the first quarter of 2000 was $5,751 as compared to a tax benefit of $521 in the first quarter of 1999. The Company's effective income tax rate in 2000 is approximately 59% due principally to non-deductible goodwill amortization resulting from the Metro acquisition.

         Net income in the first quarter of 2000 was $3,956 ($.04 per basic share and $.03 per diluted share) as compared to the first quarter of 1999 net loss of $662 ($.01 per basic and diluted share), an increase of approximately $4,618.

         Weighted average shares outstanding used to compute basic and diluted earnings per share increased to 112,155 and 119,368, respectively, in the first quarter of 2000 as compared to 56,536 and 63,184 in the first quarter of 1999. The increase is attributable to stock issued as part of the Metro acquisition, partially offset by stock repurchases.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company's cash and cash equivalents were $9,845, a decrease of $781 from the December 31, 1999 balance.

         For the three months ended March 31, 2000 versus the comparable prior year period, net cash from operating activities increased $33,770. The increase was primarily attributable to higher cash flow from operations and lower working capital requirements. Capital expenditures increased to $1,699 in the first quarter of 2000 as compared to $544 in the first quarter of 1999. The increase is due to capital expenditures for Metro.

         At March 31, 1999, the Company had available borrowings of $48,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $3,000 at the end of each quarter. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2000. The Company has used its available cash to repurchase its Common Stock and repay debt. In the first quarter of 2000, the Company repurchased 355 shares of Common Stock at a cost of $11,601. From April 1 through April 28, 2000, the Company repurchased an additional 107 shares of Common Stock at a cost of approximately $3,574.

                            PART II OTHER INFORMATION

Items 1 through 3

         These items are not applicable.

Item 4 - Submission of Matters to a vote of Security Holders
------------------------------------------------------------

         A consent to increase the authorized number of shares of Westwood One's Common Stock from 117 million shares to 300 million shares was submitted to shareholders. The shareholders consented to the increase in authorized shares on March 8, 2000.

Item 5

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 2000

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         WESTWOOD ONE, INC.




                                                     By: /S/ FARID SULEMAN
                                                         ------------------
                                                         FARID SULEMAN
                                                         Chief Financial Officer






                                                         Dated: May 10, 2000