Form 10-Q
period 2000-06-30
WESTWOOD ONE INC /DE/
filed 2000-08-10
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                                95-3980449
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                40 WEST 57TH STREET, 5TH FLOOR, NEW YORK, NEW YORK
                --------------------------------------------------
                  10019 (Address of principal executive offices
                                  and zip code)


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

As of August 1, 2000, 111,269,540 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     June 30,            December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
                                                 ASSETS
                                                 ------
     CURRENT ASSETS:
     Cash and cash equivalents                                                    $  12,876              $ 10,626
     Accounts receivable, net of allowance for doubtful accounts
       of $8,443 (2000) and $7,714 (1999)                                           123,397               145,833
     Other current assets                                                             9,916                12,800
                                                                                   --------              --------
                     Total Current Assets                                           146,189               169,259
     PROPERTY AND EQUIPMENT, NET                                                     53,994                55,957
     INTANGIBLE ASSETS, NET                                                       1,056,160             1,078,587
        OTHER ASSETS                                                                 20,823                31,085
                                                                                  ---------             ---------
                        TOTAL ASSETS                                             $1,277,166            $1,334,888
                                                                                 ==========            ==========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

     CURRENT LIABILITIES:
      Accounts payable                                                            $ 35,172             $  32,121
      Current maturity of long-term debt                                            10,000                10,000
      Other accrued expenses and liabilities                                        91,003                85,884
                                                                                  --------             ---------
                     Total Current Liabilities                                     136,175               128,005
      LONG-TERM DEBT                                                               112,000               158,000
     OTHER LIABILITIES                                                              24,748                29,108
                                                                                  --------             ---------
                     TOTAL LIABILITIES                                             272,923               315,113
                                                                                  --------             ---------
     COMMITMENTS AND CONTINGENCIES                                                     -                     -
     SHAREHOLDERS' EQUITY
      Preferred stock: authorized 10,000,000 shares, none outstanding                  -                     -
      Common stock, $.01 par value: authorized, 300,000 shares;
       issued 128,802 (2000) and 127,898 (1999)                                     1,288                 1,280
      Class B stock, $.01 par value: authorized, 3,000 shares:
       issued 703 (2000 and 1999)                                                       7                     7
      Additional paid-in capital                                                 1,179,286             1,171,370
      Accumulated earnings                                                          38,987                24,387
      Accumulated other comprehensive income (loss)                                   (780)                7,862
                                                                                 ---------             ---------
                                                                                 1,218,788             1,204,906
      Less treasury stock, at cost; 17,314 (2000) and 16,421 (1999) shares        (214,545)             (185,131)
                                                                                 ---------             ---------
                     TOTAL SHAREHOLDERS' EQUITY                                  1,004,243             1,019,775
                                                                                 ---------             ---------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $1,277,166            $1,334,888
                                                                                ==========            ==========



          See accompanying notes to consolidated financial statements.
                                       -3-

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                   June 30,
                                                                                  -----------------            ----------------
                                                                                    2000        1999           2000       1999
                                                                                    ----        ----           ----       ----

GROSS REVENUES                                                                      $159,176   % 76,591        $302,974    $144,336
  Less Agency Commissions                                                             22,675     10,238          44,371      19,465
                                                                                   ---------    -------         -------     -------
NET REVENUES                                                                         136,501     66,353         258,603     124,871
                                                                                   ---------    -------         -------     -------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                       91,311     49,148         183,655     100,268
Depreciation and Amortization                                                         15,628      4,725          31,123       9,293
Corporate General and Administrative Expenses                                          2,068      1,002           4,084       2,195
                                                                                   ---------    -------         -------     -------
                                                                                     109,007     54,875         218,862     111,756
                                                                                   ---------    -------         -------     -------
OPERATING INCOME                                                                      27,494     11,478          39,741      13,115
Interest Expense                                                                       2,382       ,943           5,126       5,954
Other Income                                                                            (168)      (128)           (372)       (319)
                                                                                   ---------     ------         -------     -------
INCOME BEFORE INCOME TAXES                                                            25,280      8,663          34,987       7,480
INCOME TAXES                                                                          14,636      3,820          20,387       3,299
                                                                                   ---------     ------         -------     -------

NET INCOME                                                                           $10,644     $4,843         $14,600      $4,181
                                                                                     =======     ======         =======      ======

NET INCOME PER SHARE:
   BASIC                                                                               $ .10      $ .09           $ .13       $ .07
                                                                                     =======     ======         =======      ======
   DILUTED                                                                             $ .09      $ .07           $ .12       $ .06
                                                                                     =======     ======         =======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                             111,979     56,658         112,067      56,598
                                                                                     =======     ======         =======      ======
   DILUTED                                                                           118,058     65,580         118,192      64,710
                                                                                     =======     ======         =======      ======




          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                               2000       1999
                                                                                               ----       ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                  $14,600     $ 4,181
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         $31,123       9,293
        Other                                                                                   3,175       2,782
                                                                                              -------      ------
                                                                                               48,898      16,256
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                     22,521      10,430
           Decrease  in other assets                                                            2,890          98
           Increase (Decrease) in accounts payable and accrued liabilities                     12,475      (4,380)
                                                                                              -------     -------
                  Net Cash Provided By Operating Activities                                    86,784      22,404
                                                                                              -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                          10,519)     (10,263)
  Capital expenditures                                                                        (4,866)      (1,098)
                                                                                             -------      -------
                  Net Cash Used For Investing Activities                                     (15,385)     (11,361)
                                                                                             -------      -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                                   71,399       11,043
                                                                                             -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                     7,924        1,727
  Debt repayments and payments of capital lease obligations                                  (47,659)      (4,534)
  Repurchase of common stock                                                                 (29,414)     (10,528)
                                                                                             -------      -------
                              NET CASH (USED IN) FINANCING ACTIVITIES                        (69,149)     (13,335)
                                                                                             -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           2,250       (2,292)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              10,626        2,549
                                                                                             -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $12,876         $257
                                                                                             =======      =======


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

         The accompanying consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

         Total comprehensive income (loss) for the Company includes net income and other comprehensive income items including unrealized loss on securities. Comprehensive income is as follows:

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                   June 30,
                                                    -------------------         ----------------
                                                     2000          1999         2000        1999
                                                     ----          ----         ----        ----
Net Income                                           $10,644       $ 4,843      $14,600     $ 4,181
Unrealized loss on securities, net of tax             (5,027)            -       (8,642)          -
                                                      ------        ------       ------      ------

Comprehensive income                                 $ 5,617       $ 4,843      $ 5,958     $ 4,181
                                                     =======       =======      =======     =======

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

         The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                           Three Months Ended             Six Months Ended
                                June 30,                      June 30,
                           ------------------             ----------------
                           2000          1999             2000        1999
                           ----          ----             ----        ----

Warrants                   1,593         6,911            1,590       6,488
Options                    4,486         2,011            4,535       1,624


NOTE 4 - Debt:
-------------

     At June 30, 2000 the Company had outstanding borrowings of $122,000 under its bank revolving credit facility and available borrowings of $56,000.

NOTE 5 - Acquisitions:
----------------------

         On September 22, 1999 the Company acquired all the issued and outstanding common and preferred stock of Metro Networks, Inc. ("Metro") for approximately $953,434. The acquisition was accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired being amortized over 25 years.

         The unaudited pro forma combined historical results, as if Metro had been acquired on January 1, 1999 are estimated as follows:

                          Three Months Ended                Six Months Ended
                              June 30,                          June 30,
                          ------------------                ----------------

                          2000          1999                2000        1999
                          ----          ----                ----        ----

Net Revenues             $136,501       $115,692            $258,603    $216,218
Net Income                 10,644          2,234              14,600       1,205
Net Income Per Share:
       Basic                 $.10           $.02                $.13        $.01
       Diluted                .09            .02                 .12         .01

         This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Metro acquisition been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

         On June 12, 2000 the Company entered into a definitive agreement to purchase the operating assets of SmartRoute Systems for approximately $25,000 in cash and the assumption of certain obligations. The purchase is expected to be completed in the third quarter of 2000.

NOTE 6 - Stock Split:
---------------------

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


         All references to Common Stock, Class B. Stock, common shares outstanding, weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the two-for-one split of the Company's Common Stock and Class B Stock which was paid to shareholders in March 2000.

         On September 22, 1999 the Company completed its merger with Metro Networks, Inc. ("Metro"). The results of operations for Metro are included in the consolidated financial statements of the Company from the date of the merger.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 1999
-------------------------------------

         Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $70,148, or 106%, to $136,501 in the second quarter of 2000 from $66,353 in the comparable prior year quarter. The increase in net revenue was due to record revenues at the Company's network and traffic operations as well as the Company's acquisition of Metro. On a pro forma basis, assuming the acquisition of Metro had occurred as of January 1 1999, net revenue for the second quarter of 2000 would have increased by approximately 18%.

     Operating costs and expenses excluding depreciation and amortization increased $42,163, or 86%, to $91,311 in the second quarter of 2000 from $49,148 in the second quarter of 1999. The increase was principally due to the acquisition of Metro.

         Depreciation and amortization increased $10,903, or 231% to $15,628 in the second quarter of 2000 as compared to $4,725 in the second quarter of 1999 due principally to the amortization of goodwill resulting from the Metro acquisition.

         Corporate general and administrative expenses increased $1,066, or 106%, to $2,068 in the second quarter of 2000 from $1,002 in the comparable 1999 quarter. The increase is principally attributable to higher compensation expense.

         Operating income increased $16,016, or 140%, to $27,494 in the second quarter of 2000 from $11,478 in the second quarter of 1999 due to higher revenues from the Company's operations partially offset by higher depreciation and amortization.

         Interest expense decreased 19% to $2,382 in the second quarter of 2000 from $2,943 in 1999. The decrease is principally attributable to lower debt levels partially offset by higher interest rates.

         Income taxes increased $10,816, or 283%, to $14,636 in the second quarter of 2000 from $3,820 in the second quarter of 1999. The Company's effective income tax rate in the first half of 2000 is approximately 58% due principally to non-deductible goodwill amortization from the Metro acquisition.

         Net income increased $5,801, or 120%, to $10,644 ($.10 per basic share and $.09 per diluted share) in the second quarter of 2000 from $4,843 ($.09 per basic share and $.07 per diluted share) in the second quarter of 1999.

         Weighted average shares outstanding used to compute basic and diluted earnings per share increased to 111,979 and 118,058, respectively, in the second quarter of 2000 as compared to 56,658 and 65,580 in the second quarter of 1999. The increase is attributable to stock issued as part of the Metro acquisition, partially offset by stock repurchases.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------

         Net revenue for the first half of 2000 increased 107% to $258,603 from $124,871 in the first half of 1999. The increase in net revenue was due to a strong advertising environment benefiting the Company's operations as well as the Company's acquisition of Metro. On a pro forma basis, assuming the acquisition of Metro had occurred as of January 1, 1999, net revenue for the first half of 2000 would have increased by approximately 20%.

         Operating costs and expenses increased 83% to $183,655 in the first half of 2000 from $100,268 in the comparable 1999 period. The increase was primarily attributable to the acquisition of Metro.

         Depreciation and amortization increased 235% to $31,123 in the first half of 2000 as compared to $9,293 in the first half of 1999. The increase is principally attributable to depreciation and amortization related to the Metro acquisition.

         Interest expense decreased 14% to $5,126 in the first half of 2000 from $5,954 in the comparable 1999 period. The decrease results from lower debt levels partially offset by the impact of higher interest rates in the Company's second quarter.

         Net income increased 249% to $14,600 ($.13 per basic share and $.12 per diluted share) in the first half of 2000 from $4,181 ($.07 per basic share and $.06 per diluted share) in the comparable 1999 period.

         Weighted average shares outstanding used to compute basic and diluted earnings per share increased to 112,067 and 118,192, respectively, in the first six months of 2000 as compared to 56,598 and 64,710 in the comparable 1999 period. The increase is attributable to stock issued as part of the Metro acquisition, partially offset by stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2000, the Company's cash and cash equivalents were $12,876, an increase of $2,250 from December 31, 1999.

         For the six months ended June 30, 2000, net cash provided by operating activities was $86,784 as compared to $22,404 for the six months ended June 30, 1999 an increase of $64,380. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

         At June 30,  2000,  the Company had  available  borrowings  of
$56,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $3,000 at the end of each quarter. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2000. On June 12, 2000 the Company entered into a definitive agreement to purchase the operating assets of SmartRoute Systems for approximately $25,000 in cash and the assumption of certain obligations. The purchase will be paid through the utilization of available cash and bank borrowings.

         The Company has used its available cash to repurchase its Common Stock and repay debt. In the first six months of 2000, the Company repurchased 893 shares of Common Stock at a cost of $29,414. From July 1 through July 31, 2000, the Company repurchased an additional 446 shares of Common Stock at a cost of approximately $13,607.

                            PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.

Items 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

(a)      The Annual Meeting of Shareholders of the Company was held on June 15,
         2000.

(b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B Stock voted together on all matters except for the election of Class II directors, for which holders of Common Stock voted along):

         1)       Election of Class II Directors:

                      Farid Suleman       David Dennis   Maria D. Hummer
                      -------------       ------------   ---------------

         FOR            117,888,690         82,716,540        82,764,183
         WITHHELD         2,129,302          2,128,752         2,081,109

2) Ratification of the selection of Pricewaterhouse Coopers LLP as the independent accountants of the Company for fiscal 2000.

         FOR               119,976,564
         AGAINST                 6,665
         ABSTAIN                34,763

Item 5
------

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------
                  27. Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed for the three months ended June 30, 2000.

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






                                                          Dated: August __, 2000