Form 10-Q
period 2000-09-30
WESTWOOD ONE INC /DE/
filed 2000-11-14
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2000             Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              95-3980449
-------------------------------                              -------------------
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

As of October 31, 2000, 108,760,286 shares of Common Stock, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                September 30,        December 31,
                                                                                    2000                 1999
                                     ASSETS                                         ----                 ----
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    2,631           $  10,626
  Accounts receivable, net of allowance for doubtful accounts
     of $7,664 (2000) and $7,714 (1999)                                            121,533             145,833
  Other current assets                                                              10,403              12,800
                                                                                ----------           ---------
         Total Current Assets                                                      134,567             169,259
PROPERTY AND EQUIPMENT, NET                                                         53,172              55,957
INTANGIBLE ASSETS, NET                                                           1,057,774           1,078,587
OTHER ASSETS                                                                        20,317              31,085
                                                                                ----------           ---------
            TOTAL ASSETS                                                        $1,265,830          $1,334,888
                                                                                ==========          ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                              $   41,584          $   32,121
  Current maturity of long-term debt                                                10,000              10,000
  Other accrued expenses and liabilities                                            94,663              85,884
                                                                                ----------          ----------
         Total Current Liabilities                                                 146,247             128,005
LONG-TERM DEBT                                                                     122,500             158,000
OTHER LIABILITIES                                                                   28,451              29,108
                                                                                ----------          ----------
         TOTAL LIABILITIES                                                         297,198             315,113
                                                                                ----------          ----------
COMMITMENTS AND CONTINGENCIES                                                        -                   -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                    -                   -
  Common stock, $.01 par value: authorized,  300,000 shares;
    issued, 129,217 (2000) and 127,898 (1999)                                        1,290               1,280
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 703 (2000 and 1999)                                          7                   7
  Additional paid-in capital                                                     1,193,542           1,171,370
  Accumulated earnings                                                              48,857              24,387
  Accumulated other comprehensive income (loss)                                     (1,197)              7,862
                                                                                ----------           ---------
                                                                                 1,242,499           1,204,906
  Less treasury stock, at cost; 19,663 (2000) and 16,421 (1999) shares            (273,867)           (185,131)
                                                                                ----------           ---------
         TOTAL SHAREHOLDERS' EQUITY                                                968,632           1,019,775
                                                                                ----------           ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,265,830          $1,334,888
                                                                                ==========          ==========



          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                            Three Months Ended     Nine Months Ended
                                                                September 30,        September 30,
                                                            ------------------     -----------------
                                                            2000        1999       2000        1999
                                                            ----        ----       ----        ----

     GROSS REVENUES                                         $161,533    $91,209    $464,507    $235,545
     Less Agency Commissions                                  22,519     12,307      66,890      31,772
                                                            --------    -------    --------    --------
        NET REVENUES                                         139,014     78,902     397,617     203,773
                                                             -------    -------    --------    --------
     Operating Costs and Expenses Excluding
     Depreciation and Amortization                            96,980     57,677     280,635     157,945
     Depreciation and Amortization                            15,834      5,719      46,957      15,012
     Corporate General and Administrative Expenses             2,020      1,126       6,104       3,321
                                                            --------    -------    --------    --------
                                                             114,834     64,522     333,696     176,278
                                                            --------    -------    --------    --------
     OPERATING INCOME                                         24,180     14,380      63,921      27,495
     Interest Expense                                          2,486      2,992       7,612       8,946
        Other Income                                            (164)      (155)       (536)       (474)
                                                            --------    -------    --------    --------
     INCOME BEFORE INCOME TAXES                               21,858     11,543      56,845      19,023
        INCOME TAXES                                          11,988      6,213      32,375       9,512
                                                            --------    -------    --------    --------

          NET INCOME                                          $9,870     $5,330     $24,470      $9,511
                                                            ========    =======     =======    ========

     NET INCOME PER SHARE:
             BASIC                                             $ .09      $ .08       $ .22       $ .16
                                                            ========    =======     =======    ========
             DILUTED                                           $ .09      $ .08       $ .21       $ .14
                                                            ========    =======     =======    ========

     WEIGHTED AVERAGE SHARES OUTSTANDING:
             BASIC                                           110,057     63,864     111,397      59,020
                                                            ========   ========     =======    ========
             DILUTED                                         114,929     70,862     117,165      66,526
                                                            ========   ========     =======    ========



          See accompanying notes to consolidated financial statements.
                                       4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                -----------------
                                                                                2000         1999
                                                                                ----         ----
     CASH FLOW FROM OPERATING ACTIVITIES:
          Net income                                                            $ 24,470     $ 9,511
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                46,957      15,012
     Deferred taxes and other                                                      7,811       6,904
                                                                                --------     -------
                                                                                  79,238      31,427
     Changes in assets and liabilities:
     Decrease in accounts receivable                                              22,659       2,019
     Decrease (Increase) in other assets                                             992      (1,943)
     Increase (Decrease) in accounts payable and accrued liabilities              24,863      (2,623)
                                                                                --------     -------
                     Net Cash Provided By Operating Activities                   127,752      28,880
                                                                                --------     --------
     CASH FLOW FROM INVESTING ACTIVITIES:
     Acquisition of companies and other                                          (14,142)     14,781
     Capital expenditures                                                         (7,371)     (2,581)
                                                                                --------    --------
                     Net Cash (Used In) Provided By Investing Activities         (21,513)     12,200
                                                                                --------    --------
                     CASH PROVIDED BEFORE FINANCING ACTIVITIES                   106,239      41,080
                                                                                --------    --------
     CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                     12,523      11,427
     Debt repayments and payments of capital lease obligations                   (38,021)    (21,084)
     Repurchase of common stock                                                  (88,736)    (23,470)
                                                                                --------    --------
                     NET CASH USED IN FINANCING ACTIVITIES                      (114,234)    (33,127)
                                                                                --------    --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (7,995)      7,953

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             10,626       2,549
                                                                                --------     -------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  2,631     $10,502
                                                                                ========     =======


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
------------------------------

     The accompanying consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     Total  comprehensive  income for the Company  includes net income and other
comprehensive   income   items   including   unrealized   loss  on   securities.
Comprehensive income is as follows:

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,       September 30,
                                                             ------------------   -----------------

                                                             2000        1999     2000         1999
                                                             ----        ----     ----         ----
Net Income                                                  $ 9,870      $ 5,330  $24,470      $ 9,511
Unrealized loss on securities, net of tax                   (   417)           -   (9,059)           -
                                                            -------      -------  -------      -------

Comprehensive income                                        $ 9,453      $ 5,330  $15,411      $ 9,511
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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants that were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:
                                       6

                               Three Months Ended             Nine Months Ended
                                  September 30,                  September 30,
                               ------------------             -----------------
                               2000          1999             2000         1999
                               ----          ----             ----         ----

Warrants                       1,379        4,568             1,530        5,676
Options                        3,493        2,430             4,238        1,830


NOTE 4 - Debt:
--------------

     At September 30, 2000 the Company had outstanding borrowings of $132,500 under its bank revolving credit facility and available borrowings of $40,000.

NOTE 5 - Acquisition:
---------------------

     On September 22, 1999 the Company acquired all the issued and outstanding common and preferred stock of Metro Networks, Inc. ("'Metro") for approximately $954,400. The acquisition was accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired being amortized over 25 years.

     The unaudited pro forma combined historical results, as if Metro had been acquired on January 1, 1999 are estimated as follows:


                               Three Months Ended          Nine Months Ended
                                  September 30,              September  30,
                               ------------------          -----------------

                               2000          1999          2000         1999
                               ----          ----          ----         ----
Net Revenues                   $139,014      $121,012      $397,617     $337,230
Net Income                        9,870         2,050        24,470        3,256
Net Income Per Share:
       Basic                       $.09          $.02          $.22         $.03
       Diluted                      .09           .02           .21          .03



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

     On June 12, 2000 the Company entered into a definitive agreement to purchase the operating assets of SmartRoute Systems for approximately $25,000 in cash and the assumption of certain obligations. The purchase is expected to be completed in the fourth quarter of 2000.

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

NOTE 7 - Subsequent Events:
---------------------------

     In October 2000, the Company amended its existing revolving credit facility to permit the repurchase of Common Stock provided the Company's debt to cash flow ratio is less than 4.0:1, to increase the Company's capital expenditure limitation and to allow for up to $150,000 of additional debt on terms substantially similar to its existing facility.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
WITH THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $60,112, or 76%, to $139,014 in the third quarter of 2000 from $78,902 in the comparable prior year quarter. The increase in net revenue was primarily attributable to higher revenues at the Company's network operations, including the Company's live coverage of the 2000 Summer Olympics, and traffic operations as well as the Company's September 1999 acquisition of Metro. On a pro forma basis, assuming the acquisition of Metro had occurred as of January 1, 1999, net revenue for the third quarter of 2000 would have increased by approximately by 15%.

     Operating costs and expenses excluding depreciation and amortization increased $39,303 or 68%, to $96,980 in the third quarter of 2000 from $57,677 in the third quarter of 1999. The increase was due principally to operating expenses associated with the Metro acquisition and broadcast rights fees and other related costs associated with the 2000 Summer Olympics.

     Depreciation and amortization increased $10,115, or 177%, to $15,834 in the third quarter of 2000 as compared to $5,719 in the third quarter of 1999. The increase is principally attributable to the amortization of goodwill resulting from the Metro acquisition.

     Corporate general and administrative expenses increased $894, or 79%, to $2,020 in the third quarter of 2000 from $1,126 in the comparable 1999 quarter. The increase is principally attributable to higher management fees.

     Operating income increased $9,800, or 68%, to $24,180 in the third quarter of 2000 from $14,380 in the third quarter of 1999 due to higher revenues from the Company's operations partially offset by higher depreciation and amortization.

     Interest expense decreased 17% to $2,486 in the third quarter of 2000 from $2,992 in 1999. The decrease is principally attributable to lower debt levels partially offset by higher interest rates.

     Income taxes increased $5,775, or 93%, to $11,988 in the third quarter of 2000 from $6,213 in the third quarter of 1999. The Company's effective income tax rate in the first nine months of 2000 was approximately 57% due principally to non-deductible goodwill amortization from the Metro acquisition.

     Net income increased $4,540, or 85%, to $9,870 ($.09 per basic and diluted share) in the third quarter of 2000 from $5,330 ($.08 per basic and diluted share) in the third quarter of 1999.

     Weighted average shares outstanding for the third quarter of 2000 were 110,057 basic shares and 114,929 diluted shares as compared to 63,864 basic shares and 70,862 diluted shares in the third quarter of 1999, an increase of 72% for basic shares and 62% for diluted shares. The increase is attributable to stock issued as part of the Metro acquisition and the exercise of options, partially offset by stock repurchases.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
WITH NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------

     Net revenue for the first nine months of 2000 increased 95% to $397,617 from $203,733 in the first nine months of 1999. The increase in net revenue was due to a strong advertising environment benefiting the Company's operations as well as the Company's acquisition of Metro. On a pro forma basis, assuming the acquisition of Metro had occurred as of January 1, 1999, net revenue for the nine months of 2000 would have increased by approximately 18%.

     Operating costs and expenses increased 78% to $280,635 in the first nine months of 2000 from $157,945 in the comparable 1999 period. The increase was primarily attributable to the acquisition of Metro in addition to higher affiliate compensation expense and one-time costs associated with the Company's coverage of the 2000 Summer Olympics.

     Depreciation and amortization increased 213% to $46,957 in the first nine months of 2000 as compared to $15,012 in the first nine months of 1999. The increase is principally attributable to depreciation and amortization related to the Metro acquisition.

     Corporate general and administrative expenses increased 84% to $6,104 in the first nine months of 2000 from $3,321 in the comparable 1999 period. The increase is principally attributable to higher management fees.

     Interest expense decreased 15% to $7,612 in the first nine months of 2000 from $8,946 in the comparable 1999 period. The decrease results from lower debt levels partially offset by higher interest rates.

     Net income increased 157% to $24,470 ($.22 per basic share and $.21 per diluted share) in the first nine months of 2000 from $9,511 ($.16 per basic share and $.14 per diluted share) in the comparable 1999 period.

     Weighted average shares outstanding for the first nine months of 2000 were 111,397 basic shares and 117,165 diluted shares as compared to 59,020 basic shares and 66,526 diluted shares in the first mine months of 1999. The decrease in shares was primarily attributable to the issuances of shares in connection with the acquisition of Metro and the exercise of outstanding warrants and options, partially offset by shares repurchased as part of the Company's stock repurchase program.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2000, the Company's cash and cash equivalents were $2,631, a decrease of $7,995 from December 31, 1999.

     For the nine months ended September 30, 2000, net cash provided by operating activities was $127,752 as compared to $28,880 for the nine months ended September 30, 1999, an increase of $98,872. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

     At September 30, 2000, the Company had available borrowings of $40,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the nine month period ended September 30, 2000, the Company repurchased approximately 3,241 shares of Common Stock at a cost of approximately $88,735. In October 2000, the Company repurchased an additional 836 shares of Common Stock at a cost of $13,942. The October purchase was financed principally by bank borrowings.

     The Company's Board of Directors approved an additional $200,000 share repurchase program. Accordingly, as of November 1, 2000, the Company has authorization to repurchase up to $265,490 of its Common Stock.

     In October 2000, the Company amended its existing revolving credit facility to permit the repurchase of Common Stock provided the Company's debt to cash flow ratio is less than 4.0:1, to increase the Company's capital expenditure limitation and to allow for up to $150,000 of additional debt on terms substantially similar to its existing facility. The Company is currently negotiating to increase its credit facility by $150,000. The Company expects to close on its acquisition of SmartRoute Systems in November 2000.

                            PART II OTHER INFORMATION

Items 1 through 5
-----------------

         These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

          a)      Exhibits
                  --------
                  27. Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------
                  None

                                   SIGNATURES
                                   ----------


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     WESTWOOD ONE, INC.





                                                     By: /S/Farid Suleman
                                                         ----------------
                                                         FARID SULEMAN
                                                         Chief Financial Officer







                                                     Dated: November 14, 2000