Form 10-K
period 2000-12-31
WESTWOOD ONE INC /DE/
filed 2001-03-29
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 2000       Commission file number 0-13020


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

                                                        Name of Each Exchange on
Title of each class                                         Which Registered
Common Stock                                            New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 15, 2001 was approximately $1,687,113,000.

     As of March 15, 2001, 107,467,191 shares (excluding treasury shares) of Common Stock were outstanding and 703,466 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.




      PART I

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

The Company's principal source of revenue is selling commercial airtime to advertisers through one of its two operating divisions: Metro/Shadow, which is comprised of Metro Networks, Inc. ("Metro") and "Shadow Traffic" and the Network Division. The Company generates revenue principally by selling audience it obtains from radio and television affiliates to local and national advertisers. The Company provides a broad range of programming and information services which deliver audience to advertisers and also deliver traffic, news, talk, sports, and entertainment programs to its affiliate stations.

Metro/Shadow provides local traffic and information broadcast reports in over 80 Metro Survey Area markets (referred to herein as MSA markets) in the United States. The Network Division offers radio stations traditional news services, CBS Radio news, CNN Radio and Fox news in addition to seven 24-hour satellite-delivered continuous play music formats ("24/7 Formats") and weekday and weekend news and entertainment features and programs. These programs include: major sporting events (principally covering the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics); live, personality intensive talk shows; live concert broadcasts; countdown shows; music and interview programs; and exclusive satellite simulcasts with HBO and other cable networks.

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

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom, Inc., pursuant to a Management Agreement between the Company and Infinity which expires on March 31, 2004 (the
"Agreement"). Pursuant to the Agreement, Infinity receives a base fee of $2,500,000 (adjusted for inflation) and an incentive bonus based on the Company exceeding predetermined cash flow objectives. Westwood One has also issued to Infinity warrants to acquire 4,000,000 shares of Common Stock pursuant to the Agreement.

Industry Background

    Radio Broadcasting

As of January 1, 2001, there were approximately 10,300 commercial radio stations in the United States.

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

Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience, achieving national coverage on a cost-efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

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

In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In March 1996, the Company acquired the operating assets of New York Shadow Traffic Limited Partnership, Chicago Shadow Traffic Limited Partnership, Los Angeles Shadow Traffic Limited Partnership, and Philadelphia Express Traffic Limited Partnership (collectively "Shadow Traffic"). In 1998, the Company acquired the remaining Shadow Traffic operations, which operated in ten major metropolitan markets, and opened operations in two additional cities. In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country's largest traffic service provider, Metro, which broadcast information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 80 of the largest MSA markets. In 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute"), a company which collects, organizes and distributes a database of advanced traveler information through various electronic media and telecommunications.

    Local Traffic and Information Programming

With respect to local content, the Company, through its Metro and Shadow Traffic units, provides traffic reports and local news, weather and sports information to its radio and television affiliates.

The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and cellular systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is then processed, converted into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This permits the Company to easily resell the information to other third parties for distribution through the internet, wireless devices or personnel digital assistants ("PDA") and various other new media systems. The Company's professional announcers read the customized reports on the air. The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' quality standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often become integral "personalities" on such affiliates' station as a result of their significant on-air presence and interaction with the station's on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

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

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, in 2000, the Company was the first news organization to provide live airborne coverage of the Elian Gonzalez situation in Miami. By using our news helicopters, the Company fed live video to television affiliates in Miami, and around the country. Moreover, by leveraging our infrastructure, the same reporters provided live customized airborne reports for the Company's radio affiliates via Metro Source. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 80 markets and that is able to provide such customized reports to these markets.

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

Local, regional and national news and information stories are fed to the Company's national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company's internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source. As of December 31, 2000, the Company had affiliated over 800 radio stations for the Metro Source product.

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

    Information Services

The Company's Information Services ("IS") develops non-broadcast traffic information business. IS develops innovative techniques of gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. Accordingly, in 2000 the Company acquired the operating assets of SmartRoute. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to wireless subscribers via the Company's STAR JAM (TM) and STAR FIND (TM) services.

In conjunction with ETAK, a digital mapping and software company owned by Tele Atlas, the Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. The relationship allows for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, PDA's and in-vehicle navigation and information systems.

The Company, through its SmartRoute operations, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SmartTraveler brand name. In addition, the Company has participated in a number of federally funded Intelligent Transportation Systems Field Operational tests and Model Deployment Initiatives including the AZTech Model Deployment in Phoenix, the Smart Trek Model
Deployment in Seattle, TravInfo, TransCal (for travel between the SF Bay Area and Reno/Tahoe), the Atlanta Olympics Technology Showcase, Partners in Motion in the Washington DC area, Advanced Regional Traffic Interactive Management and Information System Program in Ohio, Kentucky and Indianapolis, ORION City Model deployment with Minnesota DOT and Traffic Wise in Indianapolis, and Advanced Traveler Information System in Massachusetts, Connecticut, Pennsylvania and New Jersey.

The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately: 125 helicopters and fixed-wing aircraft; 30 mobile units; 30 airborne camera systems; 125 fixed-position camera systems; 75 broadcast studios; and 1,300 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables the Company's on-air talent to deliver accurate reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

    National Radio Programming

The Company produces and distributes 24/7 Formats, regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events, and sports features.

The Company controls most aspects of production of its programs, thereby being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically five minutes or less), long-form programs (typically 60 minutes or or longer) and 24/7 Formats. Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced entirely at the Company's in-house production facilities and recordings of live concert performances and sports events made on location. The 24/7 Formats are produced at the Company's facilities in Valencia, California.

Westwood One also produces and distributes special event syndicated programs. In 2000, the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Grammy Awards, Sting Live from Central Park, and the MTV Video Music Awards.

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

The Company produces and distributes seven 24/7 Formats providing music, news and talk programming for Country, Hot Country, Adult Contemporary, Soft AC, Oldies, Adult Standards, and the Adult Rock and Roll formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.

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

    Advertising Sales and Marketing

The Company packages its radio commercial airtime inventory on a network basis, covering all affiliates in relevant markets, either regionally or nationally. This packaged inventory typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime inventory on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this corporate policy is a key factor in maintaining its affiliate relationships. Currently, the Company packages its television commercial airtime inventory on a regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime inventory and to optimize the efforts of the Company's national internal structure of sales representatives. The Company's advertising sales force is comprised of approximately 260 sales representatives.

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

The Company's Network Division operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidations in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for network radio advertising expenditures. In addition, as with its Metro/Shadow Division, the Network Division competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the high quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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

Employees

On February 1, 2001, Westwood One had approximately 2,900 full-time employees, including a domestic advertising sales force of approximately 260 people, and 620 part-time employees. In addition, the Company maintains continuing relationships with approximately 175 independent writers, program hosts, technical personnel and producers. Certain employees at Metro, Shadow Traffic, the Mutual Broadcasting System, NBC Radio Networks and Unistar Radio Networks are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are satisfactory.


Item 2. Properties

The Company owns a 7,600 square-foot building in Culver City, California in which its Network Division syndicated program production facilities are located and a 14,000 square-foot building in Culver City, California which contains administrative, and sales and marketing offices. The Company also owns a 10,000 square-foot building adjacent to its offices which it subleases. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 275,000 square feet in the aggregate, pursuant to the terms of various lease agreements.

The Company believes that its facilities are adequate for its current level of operations.

Item 3. Legal Proceedings

    - None -


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

On February 1, 2001 there were approximately 340 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". The following table sets forth the range of high and low last sales prices on the NYSE for the Common Stock for the calendar quarters indicated. These prices have been adjusted on a retroactive basis to reflect the effect of the Company's two-for-one stock split which was paid on March 22, 2000.

            2000                                   High         Low
            ----                                   ----         ---
            First Quarter                         $39 13/16    $29 1/2
            Second Quarter                         39           30 13/16
            Third Quarter                          34 3/8       19 13/16
            Fourth Quarter                         22 3/8       14 1/4

            1999
            ----
            First Quarter                          14 13/32     11 19/32
            Second Quarter                         18 27/32     14 19/32
            Third Quarter                          25 13/16     17 7/32
            Fourth Quarter                         38           19 9/32


No cash dividend was paid on the Company's stock during 2000 or 1999, and the payment of dividends is restricted by the terms of its loan agreements.

Item 6.  SELECTED FINANCIAL DATA
             (In thousands except per share data)

The per share amounts included herein have been restated to reflect on a retroactive basis the Company's two-for-one stock split which was paid on March 22, 2000.


                                                             2000            1999 (1)        1998 (2)       1997 (3)     1996
                                                             ----            ----            ----           ----         ----
OPERATING RESULTS FOR YEAR ENDED
Net Revenues                                                $553,693        $358,305        $259,310       $240,790     $171,784

Operating and Corporate Costs, Excluding
   Depreciation and Amortization                             388,095         267,294         206,996        191,854      132,247

Depreciation and Amortization                                 62,104          30,214          18,409         13,031       12,265

Operating Income                                             103,494          60,797          33,354         35,905       27,272

Net Income                                                   $42,283         $23,887         $13,046        $25,496      $17,500

Income Per Basic Share                                          $.38            $.33            $.22           $.41         $.28

Income Per Diluted Share                                        $.36            $.30            $.20           $.37         $.25


Current Assets                                              $153,881        $167,848         $85,663        $77,933      $48,379
Working Capital                                               15,679          39,843           7,111         12,180       (3,647)
Total Assets                                               1,285,556       1,333,153         345,279        317,695      273,046
Long-Term Debt                                               168,000         158,000         170,000        115,000      130,443
Total Shareholders' Equity                                   949,892       1,019,775          77,218        124,678       86,848

Other Financial Data For Year Ended
   December 31:

OPERATING CASH FLOW (EBITDA) (4)                            $165,598         $91,011         $52,314        $48,936      $39,537









(1) Results for the year ended December 31, 1999 include the results of Metro from the date of the merger on September 22, 1999.
(2) Results for the year ended December 31, 1998 include the remaining Shadow Traffic Operations from the time they were acquired in May 1998.
(3) Results for the year ended December 31, 1997 include the CBS Radio Networks from the effective date of the Representation Agreement in April 1997.
(4) Operating cash flow is defined as operating income plus depreciation and amortization and non-recurring items. Operating cash flow is not determined in accordance with generally accepted accounting principles (GAAP), is not indicative of Cash Provided by Operating Activities and should not be considered in isolation from, or as an alternative to, other measures determined in accordance with GAAP.
-- No cash dividend was paid on the Company's Common Stock during the periods presented above.

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

On September 22, 1999, the Company completed its acquisition of Metro Networks, Inc. ("Metro"). The results of operations for Metro are included in the consolidated financial statements of the Company from the date of the acquisition.

On May 1, 1998, the Company purchased the operating assets of the Shadow Traffic operations in Baltimore, Boston, Dallas, Detroit, Houston, Miami, Sacramento, San Diego, San Francisco and Washington, D.C. The results of operations for these additional cities are included in the consolidated financial statements of the Company from May 1, 1998.

Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 55% to $553,693 in 2000 from $358,305 in 1999, and increased 38% in 1999 from $259,310 in 1998. The 2000 increase was primarily attributable to the September 22, 1999 merger with Metro, higher advertising rates at both the Company's Network and Traffic operations and due to the Company's exclusive live broadcast of the 2000 Summer Olympics from Sydney, Australia. The 1999 increase was primarily attributable to the merger with Metro and was also attributable to higher advertising rates at both the Company's Network and Shadow Traffic operations. On a proforma basis, assuming the acquisition of Metro had occurred as of January 1, 1999, net revenue for 2000 would have increased by approximately 13%.

Operating costs and expenses excluding depreciation and amortization increased 45% to $380,346 in 2000 from $261,538 in 1999, and increased 29% in 1999 from
$202,138 in 1998. The 2000 increase was attributable to operating expenses associated with the Metro acquisition and broadcast rights fees and other related costs associated with the 2000 Summer Olympics. The 1999 increase was primarily attributable to the 1999 Metro merger.

Depreciation and amortization increased 106% to $62,104 in 2000 from $30,214 in 1999, and increased 64% in 1999 from $18,409 in 1998. The 2000 and 1999 increases were principally related to the amortization of goodwill resulting from the Metro acquisition.

Corporate general and administrative expenses increased 35% to $7,749 in 2000 from $5,756 in 1999, and increased 18% in 1999 from $4,858 in 1998. The increases in 2000 and 1999 were principally attributable to an incentive bonus payable pursuant to the terms of the Management Agreement with Infinity.

Operating income increased 70% to $103,494 in 2000 from $60,797 in 1999, and increased 82% in 1999 from $33,354 in 1998. The 2000 increase was attributable to higher revenues from the Company's operations partially offset by higher depreciation and amortization. The 1999 increase was primarily related to the Metro merger as well as the improved performance of the Company's network division.

Interest  expense  was  $10,785,  $12,150  and  $10,340 in 2000,  1999 and 1998,
respectively. The 2000 decrease was attributable to lower debt levels throughout most of 2000 partially offset by higher interest rates. The 1999 increase was attributable to higher average debt levels as well as higher interest rates.

The income tax provisions for 2000, 1999 and 1998 are based on annual effective tax rates of 55%, 52% and 44%, respectively. The increase in the effective tax rate in 2000 and 1999 are principally attributable to non-deductible goodwill resulting from the Metro acquisition. The 1999 and 1998 provisions are substantially all deferred taxes as the Company had tax net operating loss deductions and deductions resulting from stock option exercises to reduce cash taxes payable.

Net income in 2000 increased 77% to $42,283 ($.38 per basic share and $.36 per diluted share) from $23,887 ($.33 per basic share and $.30 per diluted share) in 1999 and increased 83% in 1999 from $13,046 ($.22 per basic share and $.20 per diluted share) in 1998.

Weighted averages shares outstanding for purposes of computing basic earnings per share were 110,640, 72,168 and 60,196 in 2000, 1999 and 1998, respectively.

The increases in 2000 and 1999 were attributable to the issuance of 50,224 shares of Common Stock in conjunction with the Company's acquisition of Metro partially offset by stock repurchases made pursuant to the Company's ongoing stock repurchase program. Weighted average shares outstanding for purposes of computing diluted earnings per share were 115,864, 78,930 and 66,868 in 2000, 1999 and 1998, respectively. The changes in weighted average shares are due principally to the increase in basic shares partially offset by the effect of stock option grants.

Liquidity and Capital Resources

At December 31, 2000, the Company's principal sources of liquidity were its cash and cash equivalents of $6,757 and available borrowings under its loan agreement of $164,000.

For 2000, net cash from operating activities was $156,392 an increase of $102,055 from 1999. The increase was primarily attributable to higher cash flows from operations. Cash flow from operations was principally used to fund the Company's stock repurchase program.

At December 31, 2000, the Company had an unsecured $277,000 bank revolving credit facility and an unsecured $65,000 term loan (collectively the "Facility"). At December 31, 2000, the Company had available borrowings of $164,000 on its Facility. The amount of the Facility is scheduled to be reduced by $4,500 at the end of each quarter during 2001. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2001.

In November 2000, the Company completed its acquisition of the operating assets of SmartRoute Systems, Inc. for $24,250 plus costs and the assumption of certain obligations, including loss contracts.

In 2000, the Company purchased 5,190 shares of the Company's Common Stock for a total cost of $123,431. In 1999, the Company purchased 3,128 shares of the Company's Common Stock for a total cost of $54,164 and in 1998, purchased 6,750 shares of the Company's Common Stock for a total cost of $65,438. In 2001 (through February 28, 2001), the Company repurchased an additional 321 shares of Common Stock at a cost of $6,680. The stock buybacks have been funded principally from the Company's free cash flow.

The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Various risks that could cause future results to differ from those expressed by forward-looking statements include, but are not limited to: changes in economic conditions in the US (both general and relative to the advertising industry);
fluctuations in interest rates; changes in industry conditions; changes in operating performance; shifts in population and other demographics; changes in the level of competition for advertising dollars; technological changes and innovations; changes in government regulations and policies and actions of regulatory bodies; changes in tax rates and access to capital markets. These statements are based on management's views and assumptions at the time the statements are made, however no assurances can be given that management's expectations will come to pass.

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

      2.   Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
  3.1    Certificate of Incorporation of Registrant. (1)
  3.2    Agreement of Merger. (1)
  3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
  3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
  3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
  3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
  3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
  3.8    Bylaws of Registrant as currently in effect. (10)
*10.1 Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (12)
 10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
 10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (10)
 10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents.
 10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
 10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (13)
*10.7 Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (14)
 10.8 Management Agreement, dated as of March 30, 1999, between Registrant and Infinity Broadcasting Corporation. (13)
 10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (11)
 10.10   Westwood One Amended 1999 Stock Incentive Plan. (13)
 10.11   Westwood One, Inc. 1989 Stock Incentive Plan. (6)
 10.12   Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive
         Plan. (7) (9)
 10.13 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (15)
 10.14 Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (8)
 22      List of Subsidiaries
 24      Consent of Independent Accountants
 27      Financial Data Schedule
**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020)and incorporated herein by reference.
(6) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 (File Number 0-13020) and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File Number 0-13020) and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 0-13020) and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's August 24, 1999 proxy statement (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WESTWOOD ONE, INC.

March 27, 2001                   By /S/ FARID SULEMAN
                                 --------------------
                                 Farid Suleman
                                 Director, Secretary and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                               Date
Principal Executive Officer:

 JOEL HOLLANDER                              Director, President and            March 27, 2001
----------------------------------
Joel Hollander                                Chief Executive Officer

Principal Financial Officer and
  Chief Accounting Officer:

 FARID SULEMAN                               Director, Secretary and            March 27, 2001
----------------------------------
Farid Suleman                                 Chief Financial Officer

Additional Directors:

 NORMAN J. PATTIZ                            Chairman of the Board of           March 27, 2001
----------------------------------
Norman J. Pattiz                              Directors


 DAVID L. DENNIS                             Director                           March 27, 2001
----------------------------------
David L. Dennis


 GERALD GREENBERG                            Director                           March 27, 2001
----------------------------------
Gerald Greenberg


 DENNIS HOLT                                 Director                           March 27, 2001
----------------------------------
Dennis Holt


 MARIA D. HUMMER                             Director                           March 27, 2001
----------------------------------
Maria D. Hummer


 MEL A. KARMAZIN                             Director                           March 27, 2001
----------------------------------
Mel A. Karmazin


 STEVEN A. LERMAN                            Director                           March 27, 2001
----------------------------------
Steven A. Lerman


 DAVID SAPERSTEIN                            Director                           March 27, 2001
----------------------------------
David Saperstein


 JOSEPH B. SMITH                             Director                           March 27, 2001
----------------------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                               Page
                                                                      ----
      --Report of Independent Accountants                             F-2

      --Consolidated Balance Sheets at December 31, 2000
        and 1999                                                      F-3

      --Consolidated Statements of Operations for the years
        ended December 31, 2000, 1999 and 1998                        F-4

      --Consolidated Statements of Shareholders' Equity
        for the years ended December 31, 2000, 1999 and 1998          F-5

      --Consolidated Statements of Cash Flows for the years
        ended December 31, 2000, 1999 and 1998                        F-6

      --Notes to Consolidated Financial Statements                    F-7 - F-16




2.    Financial Statement Schedules:

      V.  -Valuation and Qualifying Accounts                          F-17

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

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Westwood One, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP


New York, New York
February 15, 2001

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                            December 31,

                                                                                   2000                    1999
                                                                                   ----                    ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    6,757               $ 10,626
  Accounts receivable, net of allowance for doubtful accounts
     of $9,356 (2000) and $7,714 (1999)                                            135,550                145,833
  Other current assets                                                              11,574                 11,389
                                                                                ----------               --------
                       Total Current Assets                                        153,881                167,848
PROPERTY AND EQUIPMENT, NET                                                         58,052                 55,957
INTANGIBLE ASSETS, NET                                                           1,055,727              1,078,587
OTHER ASSETS                                                                        17,896                 30,761
                                                                                ----------              ---------
                               TOTAL ASSETS                                     $1,285,556             $1,333,153
                                                                                ==========             ==========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   22,103                $21,356
  Amounts payable to affiliates                                                     26,542                 19,830
  Other accrued expenses and liabilities                                            79,557                 76,819
  Current maturity of long-term debt                                                10,000                 10,000
                                                                                ----------             ----------
                  Total Current Liabilities                                        138,202                128,005
LONG-TERM DEBT                                                                     168,000                158,000
DEFERRED INCOME TAXES                                                               15,568                  8,939
OTHER LIABILITIES                                                                   13,894                 18,434
                                                                                ----------             ----------
                          TOTAL LIABILITIES                                        335,664                313,378
                                                                                ----------             ----------
COMMITMENTS AND CONTINGENCIES                                                        -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                    -                      -
  Common stock, $.01 par value: authorized,  300,000,000 shares;
    issued and outstanding, 129,299,636 (2000) and 127,897,500 (1999)                1,293                  1,279
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (2000 and 1999)                                      7                      7
  Additional paid-in capital                                                     1,194,118              1,171,370
  Retained earnings                                                                 66,671                 24,388
  Accumulated other comprehensive income (loss)                                     (3,635)                 7,862
                                                                                -----------            ----------
                                                                                 1,258,454              1,204,906
  Less treasury stock, at cost; 21,611,450 (2000) and 16,421,450 (1999) shares    (308,562)              (185,131)
                                                                                ----------             ----------
                 TOTAL SHAREHOLDERS' EQUITY                                        949,892              1,019,775
                                                                                ----------             ----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,285,556             $1,333,153
                                                                                ==========             ==========




          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                        Year Ended December 31,
                                                                                  2000           1999            1998
                                                                                  ----           ----            ----
GROSS REVEBYES                                                                  $644,774        $414,959        $298,888
  Less Agency Commissions                                                         91,081          56,654          39,578
                                                                                --------        --------        --------
NET REVENUES                                                                     553,693         358,305         259,310
                                                                                --------        --------        --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                                                  380,346         261,538         202,138
Depreciation and Amortization                                                     62,104          30,214          18,409
Corporate General and Administrative Expenses                                      7,749           5,756           4,858
Nonrecurring Items, Net Expense                                                     -               -                551
                                                                                --------        --------        --------
                                                                                 450,199         297,508         225,956
                                                                                --------        --------        --------
OPERATING INCOME                                                                 103,494          60,797          33,354
Interest Expense                                                                  10,785          12,150          10,340
Other Income                                                                        (659)           (610)           (432)
                                                                                ---------       --------        --------
INCOME BEFORE TAXES                                                               93,368          49,257          23,446
INCOME TAXES                                                                      51,085          25,370          10,400
                                                                                --------        --------        --------
NET INCOME                                                                      $ 42,283        $ 23,887        $ 13,046
                                                                                ========        ========        ========
INCOME PER SHARE:
  Basic                                                                            $ .38           $ .33           $ .22
  Diluted                                                                          $ .36           $ .30           $ .20

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                          110,640          72,168          60,196
  Diluted                                                                        115,864          78,930          66,868

















          See accompanying notes to consolidated financial statements.
                                      F - 4

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                                 Accumul'd
                                                                                                   Other     Treasury
                                       Preferred   Common Stock  Class B Stock   Add'l   Retained   Comp       Stock        Total
                                       ---------   ------------  -------------  Paid-in  Earnings  Income      -----   Shareholders'
                                     Shares Amount Shares Amount Shares Amount  Capital  (Deficit) (Loss)  Shares  Amount  Equity
                                     ------ -----  ------ ------ ------ ------  -------  -------- ------   ------  ------  ------
BALANCE AT DECEMBER 31, 1997              -    -   34,640   $347    352   $4   $201,759 ($11,903)    -     3,272   65,529  $124,678
 Net income for 1998                      -    -      -      -      -      -       -      13,046             -       -       13,046
 Issuance of common stock under
   stock option plans                     -    -      322      3    -      -      4,929     -        -       -       -        4,932
 Purchase of treasury stock               -    -      -      -      -      -       -        -        -     3,375   65,438   (65,438)
                                      ----- -----  ------  -----  -----   ---   --------  ------  ------  ------  -------   -------
BALANCE AT DECEMBER 31, 1998              -    -   34,962    350    352    4     206,688   1,143    -      6,647  130,967    77,218
 Components of comprehensive income:
   Net income for 1999                    -    -      -      -      -      -       -      23,887    -       -        -       23,887
   Unrealized holding gain in equity
      securities net of tax               -    -      -      -      -      -       -        -      7,862    -        -        7,862
                                      ----- -----  ------  -----  -----   ---   --------  ------  ------  ------  -------   -------
Total comprehensive income                -    -      -      -      -      -       -      23,887   7,862    -        -       31,749
 Issuance of common stock                 -    -   25,112    251    -      -     925,304    -       -       -        -      925,555
 Issuance of common stock under warrants  -    -    3,000     30    -      -       8,970    -       -       -        -        9,000
 Issuance of common stock under
   stock option plans                     -    -      875      9    -      -      23,648    -       -       -        -       23,657
 Issuance of warrants                     -    -      -      -      -      -       6,760    -       -       -        -        6,760
 Purchase of treasury stock               -    -      -      -      -      -       -        -       -      1,564   54,164   (54,164)
 Two-for-one stock split                  -    -   63,949    639    352    3       -        (642)   -      8,211     -          -
                                      ----- -----  ------  -----  -----   ---   --------- -------  ------ ------  ------- ---------
BALANCE AT DECEMBER 31, 1999              -    -  127,898  1,279    704    7   1,171,370  24,388   7,862  16,422  185,131 1,019,775
Components of comprehensive income:
   Net income for 2000                    -    -      -      -      -      -       -      42,283    -       -        -       42,283
   Unrealized holding gain (loss) in
     equity securities net of tax         -    -      -      -      -      -       -        -    (11,497)   -        -      (11,497)
                                      ----- -----  ------ ------  -----   ---   --------- ------- ------  ------ --------   -------
 Total comprehensive income               -    -      -      -      -      -       -      42,283 (11,497)   -        -       30,786
 Issuance of common stock under
   stock option plans                     -    -    1,402     14    -      -      22,748    -       -       -        -       22,762
 Purchase of treasury stock               -    -      -      -      -      -       -        -       -     5,190   123,431  (123,431)
                                      ----- -----  ------ ------  -----   ---   --------- ------- ------- ------  -------- --------
BALANCE AT DECEMBER 31, 2000              -    -  129,300 $1,293    704   $7  $1,194,118 $66,671 ($3,635)21,612  $308,562  $949,892
                                      ===== ===== =======  =====  =====   ===  =========  ======   ===== ======   =======   =======





           See accompanying notes to consolidated financial statements
                                      F - 5

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Year Ended December 31,

                                                                                2000           1999           1998
                                                                                ----           ----           ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 42,283        $23,887        $13,046
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             62,104         30,214         18,409
        Deferred taxes                                                            13,144         11,451          8,496
        Other                                                                        329            314            315
                                                                                --------        -------        -------
                                                                                 117,860         65,866         40,266
        Changes in assets and liabilities:
           Increase (decrease) in accounts receivable                              8,976        (26,271)        (7,637)
           Decrease (increase) in other current assets                              (179)        (1,978)         1,104
           Increase in accounts payable and accrued liabilities                   29,735         16,720          8,982
                                                                                --------        -------        -------
                  Net Cash Provided By Operating Activities                      156,392         54,337         42,715
                                                                                --------        -------        -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                             (46,280)         6,105        (30,987)
  Capital expenditures                                                            (9,201)        (6,084)        (1,945)
                                                                                --------        -------        -------
                  Net Cash (Used For) Provided By Investing Activities           (55,481)            21        (32,932)
                                                                                --------        -------        -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                      100,911         54,358          9,783
                                                                                --------        -------        -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                       (3,404)       (14,973)        (2,758)
  Borrowings under bank and other long-term obligations                           10,000            -           55,000
  Issuance of common stock                                                        13,028         22,856          3,199
  Repurchase of common stock and warrants                                       (123,431)       (54,164)       (65,438)
  Deferred financing costs                                                          (973)           -              -
                                                                                --------        -------        -------
                  Net Cash (Used For) Financing Activities                      (104,780)       (46,281)        (9,997)
                                                                                --------        -------        -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,869)         8,077           (214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,626          2,549          2,763
                                                                                --------        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $6,757        $10,626         $2,549
                                                                                ========        =======        =======









          See accompanying notes to consolidated financial statements.
                                       F-6


NOTE 1 - Summary of Significant Accounting Policies:

Nature of Business
Westwood One, Inc. and subsidiaries (the "Company") is in the business of selling commercial airtime to advertisers.

Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.

Revenue Recognition
Revenue is recognized when commercial advertisements are broadcast.

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

Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

             Buildings and improvements                      40 years
             Recording and studio equipment                  5 - 10 years
             Capitalized leases                              Term of lease
             Furniture and equipment and other               3 - 10 years

Intangible Assets
Intangible assets are amortized over periods ranging from five to forty years. At each balance sheet date, the Company determines whether an impairment of Intangible Assets has occurred based upon expectations of undiscounted broadcast cash flow. Broadcast Cash Flow is based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization. To date, the Company has not experienced an impairment in any of its intangible assets. However, should such an impairment exist, the impairment will be measured as the amount by which the carrying amount of the asset exceeds its fair value, as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

Earnings per Share
Basic earnings per share excludes all dilution and is calculated using the weighted average number of common shares outstanding in the period. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are related to warrants and stock options. The following number of common equivalent shares were added to the basic weighted average shares outstanding for each period:

                                      2000            1999           1998
                                      ----            ----           ----
          Warrants                 1,431,000       4,578,000      5,297,000
          Options                  3,793,000       2,184,000      1,375,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:

                                     2000             1999           1998
                                     ----             ----           ----
          Options                  1,350,000         960,000      2,680,000


The per share exercise prices of the options were $32.25-$40.70 in 2000, $22.57 in 1999 and $13.00-$15.00 in 1998.

Reclassification
Certain   amounts  have  been   reclassified   to  be  comparable  to  the  2000
presentation.

NOTE 2 - Acquisitions of Businesses:

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

On September 22, 1999, the Company acquired all the issued and outstanding common and preferred stock of Metro Networks, Inc. ("Metro"). Under the terms of the merger, each outstanding share of Metro was converted into 1.5 shares of the Company's common stock and each outstanding share of Metro Series A Convertible Preferred Stock was converted into 1.5 shares of a corresponding series of preferred stock of the Company. Accordingly, the Company issued approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of its Series A Convertible Preferred Stock. Based on the value of the shares issued and to be issued and expense of the acquisition, which included investment banking fees, professional fees, severance costs and costs of eliminating duplicative facilities, the purchase price aggregated approximately $954,093. Goodwill and intangible assets associated with the transaction approximated $867,160. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from September 22, 1999. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of their respective fair values. The intangible assets acquired are being amortized over 25 years. The unaudited pro forma combined historical results for Net revenues, Net Income and Income per share, as if Metro had been acquired at the beginning of 1999, are estimated to be $491,762, $8,274 and $.08 per basic share and $.07 per diluted share, respectively. The pro forma results include amortization of the intangible assets and the issuance of the additional shares. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1999, nor are they indicative of future consolidated results.

On November 17, 2000, the Company acquired the operating assets of SmartRoute Systems, Inc. for $24,250 plus costs and the assumption of certain obligations, including loss contracts. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from November 18, 2000. The purchase price has been allocated to the assets and liabilities acquired based on their respective fair values. The intagible assets acquired as part of the purchase are being amortized over periods up to 10 years.

NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:

                                                             December 31,
                                                      --------------------------
                                                        2000               1999
                                                        ----               ----
   Land, buildings and improvements.................. $12,097            $11,558
   Recording and studio equipment....................  45,234             35,934
   Capitalized leases................................  11,123             11,123
   Furniture and equipment and other.................  21,416             16,824
                                                       ------             ------
                                                       89,870             75,439
   Less:  Accumulated depreciation and amortization..  31,818             19,482
                                                       ------             ------
          Property and equipment, net................ $58,052            $55,957
                                                      =======            =======

Depreciation expense was $13,188 in 2000, $7,304 in 1999 and $5,138 in 1998.

NOTE 4 - Intangible Assets:


Intangible assets are summarized as follows at:

                                                                December 31,
                                                          ----------------------
                                                             2000         1999
                                                             ----         ----

Goodwill, less accumulated amortization of $97,476 (2000)
  and $55,318 (1999) ...................................  $1,026,502  $1,045,904

Other identifiable intangible assets, less accumulated
  amortization of $25,484 (2000) and $22,025 (1999).....      29,225      32,683
                                                           ---------   ---------
      Intangible assets, net............................  $1,055,727  $1,078,587
                                                          ==========  ==========

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 5 - Debt:

Long-term debt consists of the following at:

                                                                December 31,

                                                            2000          1999
                                                            ----          ----

Revolving Credit Facility/Term Loan.............         $168,000       $158,000
                                                         ========       ========

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $277,000 revolving credit facility and an unsecured $65,000 term loan (the "Facility"). The Facility is available until September 30, 2004, however, the facility contains provisions which require mandatory reductions in the amount of the facility starting in September 1999 ($7,000 per quarter in 2001). At December 31, 2000, the Company had available borrowings under the Facility of $164,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 2000, the applicable margin was LIBOR plus .50% -.625%. At December 31, 2000, the Company had borrowed $113,000 under the revolving credit facility and $65,000 under the term loan at a weighted-average interest rate of 7.1%. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 2000, are as follows:

              Year

              2001................................        $ 10,000
              2002................................          15,000
              2003................................          20,000
              2004................................         133,000
              2005................................            -
                                                           -------
                                                          $178,000
                                                          ========

The fair value of debt approximates its carrying value.

NOTE 6 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common stock, Class B stock and Preferred stock. Common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share.

In conjunction with the renewal of the Company's Management Agreement with Infinity. Infinity was granted warrants to purchase 2,000,000 shares of Common Stock at $10.00 per share and 2,000,000 shares of Common Stock at $12.50 per share. Vesting of the warrants was contingent upon the Company's stock price exceeding predetermined levels for 20 out of 30 consecutive trading days. Infinity was vested in all warrants at December 31, 2000. The warrants expire on March 31, 2009.

The Company effected a two-for-one split of its Common Stock and Class B Stock on March 22, 2000.

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

NOTE 7 - Stock Options:

The Company has stock option plans established in 1989 and 1999 which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31, 2000. On September 22, 1999, the stockholders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced by approximately $5,709 ($.05 per basic and diluted share) in 2000, $3,606 ($.05 per basic and diluted share) in 1999 and $3,052 ($.05 per basic and diluted share) in 1998. The weighted average fair value of the options granted in 2000, 1999 and 1998 is estimated at $15.46, $8.84 and $4.97, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     2000        1999      1998
                                                     ----        ----      ----
    Weighted Average Risk Free Interest Rate         7.0%        5.3%      5.4%
    Expected Life (In Years)...........              5           5         5
    Expected Volatility ...............             50.7%       51.3%      35.9%
    Expected Dividend Yield ...........               -           -         -
    Epected Forfeitures per Year ......              1%          1%        1%

Information concerning options outstanding under the Plan is as follows for:


                                                             Year Ended December 31,
                                      -----------------------------------------------------------------------------
                                              2000                        1999                       1998
                                      -----------------------------------------------------------------------------
                                                    Weighted                     Weighted                  Weighted
                                                     Average                     Average                   Average
                                                    Exercise                     Exercise                  Exercise
                                       Shares         Price         Shares        Price        Shares       Price
                                       ------         -----         ------        -----        ------       -----

Outstanding at beginning of
  period ....................           13,242,758    $11.39         6,820,000     $ 9.89       6,021,000    $ 8.74
Granted during the period..              1,929,000    $29.00         2,210,000     $17.28       1,600,000    $12.15
Metro options converted to
  Westwood One options.......                -           -           6,125,458     $ 9.89           -         -
Exercised during the period             (1,402,136)   $ 9.79        (1,748,700)    $ 7.93        (491,000)   $ 4.15
Forfeited during the period               (247,334)   $13.71          (164,000)    $ 8.97        (310,000)   $ 8.40
                                        ----------                 -----------                  ---------
Outstanding at end of period            13,522,288    $14.03        13,242,758     $11.39       6,820,000    $ 9.89
                                        ==========                  ==========                  =========
Available for new stock
  options at end of period...            5,037,000                   6,940,000                  1,764,000
                                        ==========                   =========                  =========

At December 31, 2000, options to purchase 6,688,288 shares of common stock were currently exercisable at a weighted average exercise price of $9.71.

The following table contains additional information with respect to options at December 31, 2000:

                                                                                                      Remaining
                                                                                      Weighted        Weighted
                                                                                       Average         Average
                                                                       Number of     Exercise       Contractual
                                                                        Options        Price      Life (In Years)
Options Outstanding at Exercise Price Ranges of:
     $  1.07 - $ 3.75....................                                245,000      $ 2.28            2.4
     $  4.88 - $ 6.38....................                              1,630,564      $ 5.11            4.3
     $  7.25 - $11.55....................                              4,266,852      $ 9.42            6.8
     $ 12.44 - $15.75....................                              4,420,372      $14.02            7.3
     $ 17.25 - $22.57....................                              1,609,500      $21.51            9.1
     $ 32.25 - $40.70....................                              1,350,000      $32.52            9.2
                                                                      ----------
                                                                      13,522,288      $14.03            7.1
                                                                      ==========

NOTE 8 - Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:


                                                               December 31,
                                                           --------------------
                                                             2000          1999
                                                             ----          ----

  Deferred tax liabilities:
    Affiliation agreements...............................  $5,404        $6,149
    Difference between book and tax bases of assets......  25,348        10,730
    Other................................................     244         1,656
                                                           ------        ------
    Total deferred tax liabilities.......................  30,996        18,535
                                                           ------        ------
  Deferred tax assets:
    Accrued liabilities and reserves.....................  15,428         7,855
    Tax credits (AMT and ITC)............................    -            1,741
                                                           ------        ------
    Total deferred tax assets............................  15,428         9,596
                                                           ------        ------
    Net deferred tax liabilities......................... $15,568        $8,939
                                                          =======        ======

The components of the provision for income taxes follows:


                                                                 Year Ended December 31,
                                                          ----------------------------------

    Current                                                   2000         1999         1998
                                                              ----         ----         ----

        Federal.....................................       $30,688      $10,345       $  842
        State.......................................         7,253        3,574        1,062
                                                            ------       ------        -----
                                                            37,941       13,919        1,904
                                                            ------       ------        -----
    Deferred
        Federal.....................................        12,167       11,854        8,562
        State.......................................           977         (403)         (66)
                                                            ------       ------        -----
                                                            13,144       11,451        8,496
                                                            ------       ------        -----
    Income tax expense..............................       $51,085      $25,370      $10,400
                                                           =======      =======      =======


The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:
                                                      Year Ended December 31,
                                                   ----------------------------
                                                   2000        1999       1998
                                                   ----        ----       ----
            Federal statutory rate.............    35.0%        35.0%     35.0%
            State taxes net of federal benefit      3.3          5.1       4.4
            Nondeductible amortization of
              intangible assets................    16.4         11.1       5.4
            Other, net.........................       -           .3       (.4)
                                                   ----         ----      ----
            Effective tax rate.................    54.7%        51.5%     44.4%
                                                   =====        =====     =====

In 2000 and 1999, $9,734 and $9,800, respectively, of income tax benefits attributable to employee stock transactions were allocated to shareholders' equity.

NOTE 9 - Nonrecurring Items:

In 1998, the Company incurred a charge for nonrecurring items which included amounts attributable to the consolidation of the Company's news operations and one-time costs associated with evaluating various strategic alternatives to enhance shareholder value partially offset by a settlement with a satellite carrier whereby the Company received a refund for past services, resulting in a gain of approximately $2,494. The costs associated with the consolidation of the news operations aggregated $2,275 and were comprised of primarily of severance costs and costs related to abandoned leases. Of the amounts accrued, $1,699 was paid in 1998, $288 was paid in 1999 and $288 was paid in 2000.


NOTE 10 - Related Party Transactions:

The Company is managed by Infinity Broadcasting Corporation ("Infinity") pursuant to a five year Management Agreement which expires on March 31, 2004. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $5,022 in 2000 ($3,613 in 1999 and $2,226 in 1998). As part of the
Management Agreement, Infinity was given 4,000,000 warrants to acquire shares of Common Stock after the Company's Common Stock reached certain market prices per share. Those warrants are fully vested.

On March 31, 1997, the Company entered into a Representation Agreement with CBS. In addition, many of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 2000 the Company incurred expenses aggregating approximately $77,578 for the Representation Agreement and Infinity affiliations and programs ($70,241 in 1999 and $67,612 in 1998).

NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2000, are set forth below:

            Year
            ----

            2001..................................                    $ 63,135
            2002..................................                      57,466
            2003..................................                      48,382
            2004..................................                      26,555
            2005..................................                       9,845
                                                                      --------
                                                                      $205,383
                                                                      ========
NOTE 12 - Supplemental Cash Flow Information:

Supplemental Information on cash flows, is summarized as follows:

                                                   Year Ended December 31,
                                             ----------------------------------

                                              2000           1999         1998
                                              ----           ----         ----
Cash paid for:

   Interest..............................    $11,017        $10,712     $10,119

   Income taxes................... ......     28,569          3,634         883

The Company had certain non-cash investing and financing activities in 2000, 1999 and 1998. During 1999, the Company merged with Metro (see Notes 2 and 6) issuing approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of Series A Convertible Preferred Stock in exchange for all the issued and outstanding shares of common and preferred stock of Metro. During 1998, $11,430 of lease assets and obligations were capitalized.

NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2000 and 1999.

(In thousands, except per share data)

                                                       First       Second       Third       Fourth      For the
                                                       Quarter     Quarter      Quarter     Quarter       Year
                                                       -------     -------      -------     -------     ------

      2000
      ----
  Net revenues.....................................   $122,102     $136,501     $139,014    $156,076    $553,693
  Operating income.................................     12,247       27,494       24,180      39,573     103,494
  Net income.......................................      3,956       10,644        9,870      17,813      42,283
  Net income per share:
    Basic..........................................      $0.04        $0.10        $0.09       $0.16       $0.38
    Diluted........................................       0.03         0.09         0.09        0.16        0.36

      1999
      ----
  Net revenue......................................   $ 58,518     $ 66,353     $ 78,902    $154,532    $358,305
  Operating income.................................      1,637       11,478       14,380      33,302      60,797
  Net income (loss)................................       (662)       4,843        5,330      14,376      23,887
  Net income (loss) per share:
     Basic.........................................     $(0.01)      $ 0.09        $0.08       $0.13       $0.33
     Diluted.......................................      (0.01)        0.07         0.08        0.12        0.30


                               WESTWOOD ONE, INC.
                          FINANCIAL STATEMENT SCHEDULE
                             (Dollars in thousands)


Schedule V - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts


                   Balance at           Additions                                  Deductions           Balance at
                  beginning of       Charged to costs        Charged to          Write-offs and           end of
                     period            and expenses        other accounts        other adjustments        period
                  ------------       ----------------      --------------        -----------------      ----------
   2000             $7,714              $12,112                   -                 ($10,470)              $9,356
   1999              3,720                3,356                $1,638 (1)             (1,000)               7,714
   1998              2,907                1,021                   -                     (208)               3,720

            (1) Acquired reserves as a result of Metro Networks acquisition.

