Form 10-Q
period 2001-03-31
WESTWOOD ONE INC /DE/
filed 2001-05-15
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2001                Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
            --------                                         -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



            40 WEST 57TH STREET, 5th FLOOR, NEW YORK, NEW YORK 10019
              (Address of principal executive offices and zip code)


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

     As of May 1, 2001, 107,203,373 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

                                       1




                               WESTWOOD ONE, INC.
                               -----------------
                                      INDEX
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












                                       2


                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 March 31,             December 31,
                                                                                   2001                   2000
                                                                                   ----                   ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    5,406             $    6,757
  Accounts receivable, net of allowance for doubtful accounts
     of $9,453 (2001) and $9,356 (2000)                                            106,366                135,550
  Other current assets                                                               8,154                 11,574
                                                                                ----------              ---------
                           Total Current Assets                                    119,926                153,881
PROPERTY AND EQUIPMENT, NET                                                         55,842                 58,052
INTANGIBLE ASSETS, NET                                                           1,043,452              1,055,727
OTHER ASSETS                                                                        16,243                 17,896
                                                                                ----------             ----------
             TOTAL ASSETS                                                       $1,235,463             $1,285,556
                                                                                ==========             ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   41,645             $   41,916
  Current maturity of long-term debt                                                 6,250                 10,000
  Other accrued expenses and liabilities                                            75,683                 86,286
                                                                                ----------             ----------
             Total Current Liabilities                                             123,578                138,202
LONG-TERM DEBT                                                                     139,750                168,000
OTHER LIABILITIES                                                                   29,917                 29,462
                                                                                ----------             ----------
             TOTAL LIABILITIES                                                     293,245                335,664
                                                                                ----------             ----------
COMMITMENTS AND CONTINGENCIES                                                         -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                         -                      -
  Common stock, $.01 par value: authorized,  300,000 shares;
    issued and outstanding, 129,630 (2001) and 129,300 (2000)                        1,296                  1,293
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2001 and 2000)                                          7                      7
  Additional paid-in capital                                                     1,197,347              1,194,118
  Accumulated earnings                                                              71,271                 66,671
  Accumulated other comprehensive loss                                              (4,477)                (3,635)
                                                                                ----------              ---------
                                                                                 1,265,444              1,258,454
  Less treasury stock, at cost; 22,289 (2001) and 21,612 (2000) shares            (323,226)              (308,562)
                                                                                ----------              ---------
             TOTAL SHAREHOLDERS' EQUITY                                            942,218                949,892
                                                                                ----------              ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,235,463             $1,285,556
                                                                                ==========             ==========






          See accompanying notes to consolidated financial statements.
                                        3


                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                       --------
                                                                                  2001          2000
                                                                                  ----          ----

        GROSS REVENUES                                                          $140,477      $143,798
          Less Agency Commissions                                                 18,908        21,696
                                                                                --------      --------
        NET REVENUES                                                             121,569       122,102
                                                                                --------      --------
        Operating Costs and Expenses Excluding
          Depreciation and Amortization                                           90,441        92,344
        Depreciation and Amortization                                             17,007        15,495
        Corporate General and Administrative Expenses                              1,811         2,016
                                                                                --------      --------
                                                                                 109,259       109,855
                                                                                --------      --------
        OPERATING INCOME                                                          12,310        12,247
        Interest Expense                                                           2,846         2,744
        Other Income                                                                (103)         (204)
                                                                                --------      --------
        INCOME BEFORE INCOME TAXES                                                 9,567         9,707
        INCOME TAXES                                                               4,967         5,751
                                                                                --------      --------

        NET INCOME                                                                $4,600        $3,956
                                                                                ========      ========

        NET INCOME PER SHARE:
           BASIC                                                                   $ .04         $ .04
                                                                                ========      ========
           DILUTED                                                                 $ .04         $ .03
                                                                                ========      ========

        WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                                                 107,865       112,155
                                                                                ========      ========
           DILUTED                                                               111,766       119,368
                                                                                ========      ========




          See accompanying notes to consolidated financial statements.
                                        4


                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                        --------

                                                                                 2001             2000
                                                                                 ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                     $4,600           $3,956
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            17,007           15,495
        Other                                                                       658              651
                                                                                -------          -------
                                                                                 22,265           20,102
        Changes in assets and liabilities:
           Decrease in accounts receivable                                       29,184           21,894
           Decrease in other assets                                               2,370            1,482
           Increase (Decrease) in accounts payable and accrued liabilities       (6,750)           5,714
                                                                                -------          -------
                  Net Cash Provided By Operating Activities                      47,069           49,192
                                                                                -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                             (2,370)          (7,685)
  Capital expenditures                                                           (1,723)          (1,699)
                                                                                -------          -------
                  Net Cash Used For Investing Activities                         (4,093)          (9,384)
                                                                                -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                      42,976           39,808
                                                                                -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                        3,232            4,336
  Debt repayments and payments of capital lease obligations                     (32,895)         (33,324)
  Repurchase of common stock                                                    (14,664)         (11,601)
                                                                                -------          -------
                  NET CASH USED IN FINANCING ACTIVITIES                         (44,327)         (40,589)
                                                                                -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,351)            (781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,757           10,626
                                                                                -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $5,406           $9,845
                                                                                =======          =======




          See accompanying notes to consolidated financial statements.
                                        5


                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:

     The accompanying consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                         March 31,
                                  ----------------------
                                  2001              2000
                                  ----              ----
                 Warrants         1,154             2,688
                 Options          2,747             4,524

NOTE 3 - Debt:

     At March 31, 2001 the Company had outstanding borrowings of $146,000 under its bank revolving credit facility and additional available borrowings of $184,000.



                                       6


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED
WITH THREE MONTHS ENDED MARCH 31, 2000

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue in the first quarter of 2001 was $121,569 compared with $122,102 in the first quarter of 2000. The decrease in net revenue was due to a reduction in advertising spending principally by Internet companies partially offset by higher revenue from the Company's traditional, as well as, new advertisers.

     Operating costs and expenses excluding depreciation and amortization decreased 2% to $90,441 in the first quarter of 2001 from $92,344 in the first quarter of 2000. The decrease was principally due to tight cost controls, and reductions in affiliate compensation and personnel costs.

     Depreciation and amortization increased $1,512, or 10%, to $17,007 in the first quarter of 2001 compared with $15,495 in the first quarter of 2000 due principally to depreciation and amortization associated with the November 2000 acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute").

     Corporate administrative expenses decreased 10% to $1,811 in the first quarter of 2001 from $2,016 in the first quarter of 2000. The decrease was primarily attributable to lower across-the-board expenses.

     Operating income increased slightly to $12,310 in the first quarter of 2001 from $12,247 in the first quarter of 2000, primarily due to a reduction in operating costs, partially offset by higher depreciation and amortization expense from the SmartRoute acquisition.

     Net interest expense increased in the first quarter of 2001 to $2,743 from $2,540 in 2000. The increase was due to higher debt levels partially offset by a reduction in expense due to lower interest rates.

     Income tax expense in the first quarter of 2001 was $4,967 compared with $5,751 in the first quarter of 2000. The Company's effective income tax rate in 2001 is approximately 52% compared with a 59% effective tax rate in the first quarter of 2000. The decrease in the effective tax rate is a result of nondeductible goodwill amortization being a smaller percentage of pretax income and lower state tax expense.

     Net income in the first quarter of 2001 was $4,600 ($.04 per basic and diluted share) compared with $3,956 ($.04 per basic and $.03 diluted share) in the first quarter of 2000, an increase of approximately $644, or 16%.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 107,865 and 111,766, respectively, in the first quarter of 2001 compared with 112,155 and 119,368, respectively, in the first quarter of 2000. The decrease is principally attributable to the Company's stock repurchase program.
                                       7



LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's cash and cash equivalents were $5,406, a decrease of $1,351 from the December 31, 2000 balance.

     For the three months ended March 31, 2001 versus the comparable prior year period, net cash from operating activities decreased $2,123. The decrease was primarily attributable to reducing outstanding payables.

     At March 31, 2000, the Company had available borrowings of $184,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $4,500 at the end of each quarter. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2001 and $3,750 per quarter in 2002. The Company prepaid its June and September 2001 term loan installments in the first quarter of 2001. The Company has used its available cash to repurchase its Common Stock and repay debt. In the first quarter of 2001, the Company repurchased 678 shares of Common Stock at a cost of $14,664. From April 1 through April 30, 2001, the Company repurchased an additional 321 shares of Common Stock at a cost of approximately $8,099.







                                       8



     PART II OTHER INFORMATION

Items 1 through 5

        These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        (a)   Exhibits

              None

        (b)   Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended March 31, 2001

                                       9



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




                                                         WESTWOOD ONE, INC.




                                                     By: /S/ FARID SULEMAN
                                                         ------------------
                                                         FARID SULEMAN
                                                         Chief Financial Officer






                                                         Dated: May 11, 2001







                                       10