Form 10-Q
period 2001-06-30
WESTWOOD ONE INC /DE/
filed 2001-08-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              95-3980449
            --------                                         -------------------
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

As of August 3, 2001, 107,465,538 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 2,407              $   6,757
  Accounts receivable, net of allowance for doubtful accounts
     of $10,250 (2001) and $9,356 (2000)                                           114,973                135,550
  Other current assets                                                              10,959                 11,574
                                                                                ----------             ----------
                  Total Current Assets                                             128,339                153,881
PROPERTY AND EQUIPMENT, NET                                                         53,971                 58,052
INTANGIBLE ASSETS, NET                                                           1,030,127              1,055,727
OTHER ASSETS                                                                        10,760                 17,896
                                                                                ----------             ----------
                    TOTAL ASSETS                                                $1,223,197             $1,285,556
                                                                                ==========             ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $39,554                $41,916
  Current maturity of long-term debt                                                10,000                 10,000
  Other accrued expenses and liabilities                                            66,889                 86,286
                                                                                ----------            -----------
                  Total Current Liabilities                                        116,443               138,202
LONG-TERM DEBT                                                                     120,000                168,000
OTHER LIABILITIES                                                                  265,001                 29,462
                                                                                ----------            -----------
                  TOTAL LIABILITIES                                                271,001                335,664
                                                                                ----------            -----------
COMMITMENTS AND CONTINGENCIES                                                          -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                          -                      -
  Common stock, $.01 par value: authorized,  300,000 shares;
    issued and outstanding, 131,103 (2001) and 129,300 (2000)                        1,311                  1,293
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2001 and 2000)                                          7                      7
  Additional paid-in capital                                                     1,205,818              1,194,118
  Accumulated earnings                                                              83,403                 66,671
  Accumulated other comprehensive (loss)                                               -                  (3,635)
                                                                                ----------             ----------
                                                                                 1,290,539              1,258,454
  Less treasury stock, at cost; 23,678 (2001) and 21,612 (2000) shares            (332,343)              (308,562)
                                                                                ----------             ----------
                  TOTAL SHAREHOLDERS' EQUITY                                       958,196                949,892
                                                                                ----------             ----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,223,197             $1,285,556
                                                                                ==========             ==========



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                           June 30,
                                                                           --------                           --------
                                                                    2001             2000              2001             2000

      GROSS REVENUES                                              $155,298          $159,176         $295,775          $302,974
     Less Agency Commissions                                        21,614            22,675           40,522            44,371
                                                                  --------          --------         --------          --------
        NET REVENUES                                               133,684           136,501          255,253           258,603
                                                                  --------          --------         --------          --------
     Operating Costs and Expenses Excluding
     Depreciation and Amortization                                  86,715            91,311          177,156           183,655
     Depreciation and Amortization                                  17,109            15,628           34,116            31,123
     Corporate General and Administrative Expenses                   1,853             2,068            3,664             4,084
                                                                  --------          --------         --------          --------
                                                                   105,677           109,007          214,936           218,862
                                                                  --------          --------         --------          --------
     OPERATING INCOME                                               28,007            27,494           40,317            39,741
     Interest Expense                                                2,089             2,382            4,935             5,126
        Other Income                                                 1,183              (168)           1,080              (372)
                                                                  --------          --------         --------          --------
     INCOME BEFORE INCOME TAXES                                     24,735            25,280           34,302            34,987
        INCOME TAXES                                                12,603            14,636           17,570            20,387
                                                                  --------          --------         --------          --------

        NET INCOME                                                 $12,132           $10,644          $16.732           $14,600
                                                                   =======           =======          =======           =======

     NET INCOME PER SHARE:
        BASIC                                                        $ .11             $ .10            $ .15             $ .13
                                                                   =======           =======          =======           =======
        DILUTED                                                      $ .11             $ .09            $ .16             $ .12
                                                                   =======           =======          =======           =======
     WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                      108,377           111,979          108,121           112,067
                                                                   =======           =======          =======           =======
        DILUTED                                                    113,544           118,058          112,739           118,192
                                                                   =======           =======          =======           =======




          See accompanying notes to consolidated financial statements.
                                      - 4 -

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                    2001           2000
                                                                                    ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                      $16,732         $14,600
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              34,116          31,123
        Other                                                                       2,745           3,175
                                                                                  -------         -------
                                                                                   52,393          48,898
        Changes in assets and liabilities:
           Decrease in accounts receivable                                         20,577          22,521
           (Increase) Decrease  in other assets                                       (14)          2,890
           Increase in accounts payable and accrued liabilities                     5,192          12,475
                                                                                  -------         -------
                  Net Cash Provided By Operating Activities                        79,348          86,784
                                                                                  -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                               (2,430)        (10,519)
  Capital expenditures                                                             (4,044)         (4,866)
                                                                                  -------         -------
                  Net Cash Used For Investing Activities                           (6,474)        (15,385)
                                                                                  -------         -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                        72,874          71,399
                                                                                  -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         17,408           7,924
  Debt repayments and payments of capital lease obligations                       (49,761)        (47,659)
  Repurchase of common stock and warrants                                         (44,871)        (29,414)
                                                                                  -------         -------
                  NET CASH (USED IN) FINANCING ACTIVITIES                         (77,224)        (69,149)
                                                                                  -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (4,350)          2,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,757          10,626
                                                                                  -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,407         $12,876
                                                                                  =======         =======


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
------------------------------

     The accompanying consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     Total  comprehensive  income for the Company  includes net income and other
comprehensive   income   items   including   unrealized   loss  on   securities.
Comprehensive income is as follows:

NOTE 2 - Reclassification:

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                Three Months Ended                        Six Months Ended
                     June 30,                                  June 30,
                ------------------                        ----------------

                2001          2000                        2001        2000
                ----          ----                        ----        ----

Warrants       1,429         1,593                       1,363       1,590
Options        3,738         4,486                       3,255       4,535


NOTE 4 - Debt:

     At June 30, 2001 the Company had outstanding borrowings of $130,000 under its bank revolving credit facility and available borrowings of $195,500.

     In April 2001, the Company entered into a one year interest rate swap agreement covering $25,000 principal value of its outstanding borrowing to effectively fix the interest rate at 4.27% plus the Applicable Margin (typically the Company borrows at a variable interest rate of three-month LIBOR plus the Applicable Margin).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 2000
-----------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue decreased $2,817, or 2%, to $133,684 in the second quarter of 2001 from $136,501 in the comparable prior year quarter. The decrease in net revenue was due to a reduction in spending by Internet companies partially offset by higher revenue from the Company's traditional, as well as, new advertisers.

     Operating costs and expenses excluding depreciation and amortization decreased $4,596, or 5%, to $86,715 in the second quarter of 2001 from $91,311 in the second quarter of 2000. The decrease was principally due to tight cost controls, and reductions in affilitate compensation and personnel costs, partially offset by additional operating costs associated with the operations of SmartRoute Systems, Inc. ("SmartRoute"), whose assets were acquired in mid-November 2000.

     Depreciation and amortization increased $1,481, or 9% to $17,109 in the second quarter of 2001 as compared to $15,628 in the second quarter of 2000 due principally to the amortization of goodwill resulting from the Company's acquisition of the operating assets of SmartRoute.

     Corporate general and administrative expenses decreased $215, or 10%, to $1,853 in the second quarter of 2001 from $2,068 in the comparable 2000 quarter. The decrease is principally attributable to reducing travel and entertainment expenses as well as other discretionary spending.

     Operating income increased $513, or 2%, to $28,007 in the second quarter of 2001 from $27,494 in the second quarter of 2000, primarily due to a planned reduction in operating costs, partially offset by higher depreciation and amortization from the SmartRoute acquisition.

     Interest expense decreased 12% to $2,089 in the second quarter of 2001 from $2,382 in 2000. The decrease is principally attributable to lower average debt levels and interest rates.

     Other expense in the second quarter of 2001 was $1,183 compared with other income of $168 in the second quarter of 2000, an increase of $1,351. The increase is principally attributable to a non-cash charge to write-down the carrying value of the Company's investments in internet companies, principally Sportsline USA, to its estimated market value.

     Income taxes decreased $2,033, or 14%, to $12,603 in the second quarter of 2001 from $14,636 in the second quarter of 2000. The Company's effective income tax rate in the first half of 2001 is approximately 51% compared with a 58% effective tax rate in the first half of 2000. The decrease in the effective tax rate is principally a result of nondeductible goodwill amortization being a smaller percentage of pretax income and lower state tax expense.

     Net income increased $1,488, or 14%, to $12,132 ($.11 per basic and diluted share) in the second quarter of 2001 from $10,644 ($.10 per basic share and $.09 per diluted share) in the second quarter of 2000.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 108,377 and 113,544, respectively, in the second quarter of 2001 as compared to 111,979 and 118,058 in the second quarter of 2000. The decrease is principally attributable to the Company's stock repurchase program.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------

     Net revenue for the first half of 2001 decreased 1% to $255,253 from $258,603 in the first half of 2000. The decrease in net revenue was due to a reduction in advertising spending by Internet companies partially offset by higher revenue from the Company's traditional, as well as, new advertisers.

     Operating costs and expenses decreased 4% to $177,156 in the first half of 2001 from $183,655 in the comparable 2000 period. The decrease was primarily attributable to tight cost controls and reductions in affiliate compensation and personnel costs, partially offset by additional operating costs associated with the Company's SmartRoute acquisition.

     Depreciation and amortization increased 10% to $34,116 in the first half of 2001 as compared to $31,123 in the first half of 2000. The decrease is principally attributable to depreciation and amortization related to the Company's acquisition of the operating assets of SmartRoute.

     Interest expense decreased 4% to $4,935 in the first half of 2001 from $5,126 in the comparable 2000 period. The decrease results from lower average debt levels and lower interest rates.

     Net income increased 15% to $16,732 ($.15 per basic and diluted share) in the first half of 2001 from $14,600 ($.13 per basic share and $.12 per diluted share) in the comparable 2000 period.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 108,121 and 112,739, respectively, in the first six months of 2001 as compared to 112,067 and 118,192 in the comparable 2000 period. The decrease is attributable to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2001, the Company's cash and cash equivalents were $2,407, a decrease of $4,350 from December 31, 2000.

     For the six months ended June 30, 2001, net cash provided by operating activities was $79,348 as compared to $86,784 for the six months ended June 30, 2000, a decrease of $7,436. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

     At June 30, 2001, the Company had available borrowings of $195,500 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $4,500 at the end of each quarter. In addition, the Company is required to repay its term loan by $2,500 per quarter in 2001. In the first half of 2001, the Company reduced its outstanding borrowings by $48,000. In April 2001, the Company entered into a one year interest rate swap agreement covering $25,000 of its debt to effectively fix the interest rate at 4.27%. The effect of this swap was not material.

     The Company has used its available cash to repurchase its Common Stock and repay debt. In the first six months of 2001, the Company repurchased 2,033 shares and warrants of Common Stock at a cost of $44,871. Subsequent to the quarter through July 31, 2001, the Company repurchased an additional 1,050 shares of Common Stock at a cost of approximately $31,743.

Recently Issued Accounting Standard
-----------------------------------

     In July 2001, the Financial Standards Board (FASB) issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. As the Statement has only recently been issued, the Company has not yet determined the impact FAS 142 will have on the Company's results of operations and financial position.

                            PART II OTHER INFORMATION

Items 1 through 3
-----------------

         These items are not applicable.

Items 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     (a) The Annual Meeting of Shareholders of the Company was held on May 30, 2001.

     (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B Stock voted together on all matters except for the election of Class I directors, for which holders of Common Stock voted alone):

1)   Election of Class I Directors:

                                         FOR                  WITHHELD
                                         ---                  --------

        Joseph B. Smith               85,184,832               734,576
        Norman J. Pattiz             112,450,446             8,637,962
        Mel Karmazin                 116,424,638             4,663,770
        Dennis F. Holt               117,831,835             3,256,573


2)   Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as  the
     independent accountants of the Company for fiscal 2001.

                       FOR                  895,820,713
                       AGAINST                   45,596
                       ABSTAIN                   53,099

Item 5
------
     Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits
         --------

         None

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended June 30, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   WESTWOOD ONE, INC.




                                                   By: /S/ FARID SULEMAN
                                                       -----------------
                                                       Farid Suleman
                                                       Chief Financial Officer







                                                       Dated: August 9, 2001
                                       12