Form 10-Q/A
period 2001-06-30
WESTWOOD ONE INC /DE/
filed 2001-11-13
CIK 771950

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 2,407              $   6,757
  Accounts receivable, net of allowance for doubtful accounts
     of $10,250 (2001) and $9,356 (2000)                                           114,973                135,550
  Other current assets                                                              10,959                 11,574
                                                                                ----------             ----------
                  Total Current Assets                                             128,339                153,881
PROPERTY AND EQUIPMENT, NET                                                         53,971                 58,052
INTANGIBLE ASSETS, NET                                                           1,030,127              1,055,727
OTHER ASSETS                                                                        10,760                 17,896
                                                                                ----------             ----------
                    TOTAL ASSETS                                                $1,223,197             $1,285,556
                                                                                ==========             ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $39,554                $41,916
  Current maturity of long-term debt                                                10,000                 10,000
  Other accrued expenses and liabilities                                            66,889                 86,286
                                                                                ----------            -----------
                  Total Current Liabilities                                        116,443                138,202
LONG-TERM DEBT                                                                     120,000                168,000
OTHER LIABILITIES                                                                   28,558                 29,462
                                                                                ----------            -----------
                  TOTAL LIABILITIES                                                265,001                335,664
                                                                                ----------            -----------
COMMITMENTS AND CONTINGENCIES                                                          -                      -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                          -                      -
  Common stock, $.01 par value: authorized,  300,000 shares;
    issued and outstanding, 131,103 (2001) and 129,300 (2000)                        1,311                  1,293
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2001 and 2000)                                          7                      7
  Additional paid-in capital                                                     1,205,818              1,194,118
  Accumulated earnings                                                              83,403                 66,671
  Accumulated other comprehensive loss                                                  -                  (3,635)
                                                                                ----------             ----------
                                                                                 1,290,539              1,258,454
  Less treasury stock, at cost; 23,678 (2001) and 21,612 (2000) shares            (332,343)              (308,562)
                                                                                ----------             ----------
                  TOTAL SHAREHOLDERS' EQUITY                                       958,196                949,892
                                                                                ----------             ----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,223,197             $1,285,556
                                                                                ==========             ==========



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                           June 30,
                                                                           --------                           --------
                                                                    2001             2000              2001             2000

     GROSS REVENUES                                               $155,298          $159,176         $295,775          $302,974
     Less Agency Commissions                                        21,614            22,675           40,522            44,371
                                                                  --------          --------         --------          --------
        NET REVENUES                                               133,684           136,501          255,253           258,603
                                                                  --------          --------         --------          --------
     Operating Costs and Expenses Excluding
     Depreciation and Amortization                                  86,715            91,311          177,156           183,655
     Depreciation and Amortization                                  17,109            15,628           34,116            31,123
     Corporate General and Administrative Expenses                   1,853             2,068            3,664             4,084
                                                                  --------          --------         --------          --------
                                                                   105,677           109,007          214,936           218,862
                                                                  --------          --------         --------          --------
     OPERATING INCOME                                               28,007            27,494           40,317            39,741
     Interest Expense                                                2,089             2,382            4,935             5,126
     Other Expense (Income)                                          1,183              (168)           1,080              (372)
                                                                  --------          --------         --------          --------
     INCOME BEFORE INCOME TAXES                                     24,735            25,280           34,302            34,987
        INCOME TAXES                                                12,603            14,636           17,570            20,387
                                                                  --------          --------         --------          --------

        NET INCOME                                                 $12,132           $10,644          $16,732           $14,600
                                                                   =======           =======          =======           =======

     NET INCOME PER SHARE:
        BASIC                                                        $ .11             $ .10            $ .15             $ .13
                                                                   =======           =======          =======           =======
        DILUTED                                                      $ .11             $ .09            $ .15             $ .12
                                                                   =======           =======          =======           =======
     WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                      108,377           111,979          108,121           112,067
                                                                   =======           =======          =======           =======
        DILUTED                                                    113,544           118,058          112,739           118,192
                                                                   =======           =======          =======           =======




          See accompanying notes to consolidated financial statements.
                                      - 4 -

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                    2001           2000
                                                                                    ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                      $16,732         $14,600
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              34,116          31,123
        Other                                                                       2,745           3,175
                                                                                  -------         -------
                                                                                   53,593          48,898
        Changes in assets and liabilities:
           Decrease in accounts receivable                                         20,577          22,521
           (Increase) decrease  in other assets                                       (14)          2,890
           Increase in accounts payable and accrued liabilities                     5,192          12,475
                                                                                  -------         -------
                  Net Cash Provided By Operating Activities                        79,348          86,784
                                                                                  -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                               (2,430)        (10,519)
  Capital expenditures                                                             (4,044)         (4,866)
                                                                                  -------         -------
                  Net Cash Used For Investing Activities                           (6,474)        (15,385)
                                                                                  -------         -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                        72,874          71,399
                                                                                  -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         17,408           7,924
  Debt repayments and payments of capital lease obligations                       (49,761)        (47,659)
  Repurchase of common stock and warrants                                         (44,871)        (29,414)
                                                                                  -------         -------
                  NET CASH (USED IN) FINANCING ACTIVITIES                         (77,224)        (69,149)
                                                                                  -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (4,350)          2,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,757          10,626
                                                                                  -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,407         $12,876
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 2000
-----------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue decreased $2,817, or 2%, to $133,684 in the second quarter of 2001 from $136,501 in the comparable prior year quarter. The decrease in net revenue was due to a reduction in spending by Internet companies, as well as a slowdown in the advertising market generally, partially offset by higher revenue from the Company's traditional, as well as, new advertisers.

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------

     Net revenue for the first half of 2001 decreased 1% to $255,253 from $258,603 in the first half of 2000. The decrease in net revenue was due to a reduction in advertising spending by Internet companie, as well as a slowdown in the advertising market generally, partially offset by higher revenue from the Company's traditional, as well as, new advertisers.

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




                                                   WESTWOOD ONE, INC.




                                                   By: /S/ FARID SULEMAN
                                                       -----------------
                                                       Farid Suleman
                                                       Chief Financial Officer







                                                       Dated: November 12, 2001
                                       11