Form 10-Q
period 2001-09-30
WESTWOOD ONE INC /DE/
filed 2001-11-13
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2001            Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              95-3980449
            --------                                              ----------
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

As of October 31, 2001, 106,578,966 shares of Common Stock, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION:                                        Page No.
                                                                       -------

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

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   September 30,              December 31,
                                                                                        2001                      2000
                                                                                        ----                      ----
                                           ASSETS
                                           ------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 8,657                 $   6,757
  Accounts receivable, net of allowance for doubtful accounts
     of $10,441 (2001) and $9,356 (2000)                                              113,076                   135,550
  Other current assets                                                                  8,911                    11,574
                                                                                      -------                 ---------
         Total Current Assets                                                         130,644                   153,881
PROPERTY AND EQUIPMENT, NET                                                            58,992                    58,052
INTANGIBLE ASSETS, NET                                                              1,014,978                 1,055,727
OTHER ASSETS                                                                           11,231                    17,896
                                                                                   ----------                ----------
            TOTAL ASSETS                                                           $1,215,845                $1,285,556
                                                                                   ==========                ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $42,305                   $41,916
  Current maturity of long-term debt                                                    7,500                    10,000
  Other accrued expenses and liabilities                                               75,568                    86,286
                                                                                   ----------                ----------
         Total Current Liabilities                                                    125,373                   138,202
LONG-TERM DEBT                                                                        151,250                   168,000
OTHER LIABILITIES                                                                      32,550                    29,462
                                                                                   ----------                ----------
         TOTAL LIABILITIES                                                            309,173                   335,664
                                                                                   ----------                ----------
COMMITMENTS AND CONTINGENCIES                                                            -                         -
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                            -                         -
  Common stock, $.01 par value: authorized,  300,000 shares;
    issued and outstanding, 131,206 (2001) and 129,300 (2000)                           1,312                     1,293
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2001 and 2000)                                             7                         7
  Additional paid-in capital                                                        1,206,880                 1,194,118
  Accumulated earnings                                                                 93,584                    66,671
  Accumulated other comprehensive loss                                                   -                       (3,635)
                                                                                   ----------                ----------
                                                                                    1,301,783                 1,258,454
  Less treasury stock, at cost; 25,045 (2001) and 21,612 (2000) shares               (395,111)                 (308,562)
                                                                                   ----------                ----------
         TOTAL SHAREHOLDERS' EQUITY                                                   906,672                   949,892
                                                                                   ----------                ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,215,845                $1,285,556
                                                                                   ==========                ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                         ------------------                 -----------------
                                                       2001              2000             2001              2000
                                                       ----              ----             ----              ----

GROSS REVENUES                                       $144,215         $161,533          $439,990          $464,507
  Less Agency Commissions                              20,232           22,519            60,754            66,890
                                                     --------         --------          --------          --------
NET REVENUES                                          123,983          139,014           379,236           397,617
                                                     --------         --------          --------          --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                        82,183           96,980           259,339           280,635
Depreciation and Amortization                          17,015           15,834            51,131            46,957
Corporate General and Administrative Expenses           1,674            2,020             5,338             6,104
                                                     --------         --------          --------          --------
                                                      100,872          114,834           315,808           333,696
                                                     --------         --------          --------          --------
OPERATING INCOME                                       23,111           24,180            63,428            63,921
Interest Expense                                        2,075            2,486             7,010             7,612
Other Income                                              (75)            (164)            1,005              (536)
                                                     --------         --------          --------          --------
INCOME BEFORE INCOME TAXES                             21,111           21,858            55,413            56,845
INCOME TAXES                                           10,930           11,988            28,500            32,375
                                                     --------        ---------          --------          --------

NET INCOME                                            $10,181           $9,870           $26,913           $24,470
                                                      =======           ======           =======           =======

NET INCOME PER SHARE:
   BASIC                                                $ .10            $ .09             $ .25             $ .22
                                                      =======          =======           =======           =======
   DILUTED                                              $ .09            $ .09             $ .24             $ .21
                                                      =======          =======           =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                              106,852          110,057           107,698           111,397
                                                      =======          =======           =======           =======
   DILUTED                                            111,165          114,929           112,219           117,165
                                                      =======          =======           =======           =======



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                          September 30,
                                                                                       -----------------
                                                                                      2001           2000
                                                                                      ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                        $26,913         $24,470
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                51,131          46,957
        Deferred taxes and other                                                      2,885           7,811
                                                                                    -------         -------
                                                                                     80,929          79,238
        Changes in assets and liabilities:
           Decrease in accounts receivable                                           23,174          22,659
           Decrease  in other assets                                                  2,034             992
           Increase in accounts payable and accrued liabilities                      18,442          24,863
                                                                                    -------         -------
                  Net Cash Provided By Operating Activities                         124,579         127,752
                                                                                    -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                 (6,211)        (14,142)
  Capital expenditures                                                               (5,934)         (7,371)
                                                                                    -------         -------
                  Net Cash Used For Investing Activities                            (12,145)        (21,513)
                                                                                    -------         -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                         112,434         106,239
                                                                                    -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                           18,471          12,523
  Debt repayments and payments of capital lease obligations                         (21,366)        (38,021)
  Repurchase of common stock                                                       (107,639)        (88,736)
                                                                                    -------         -------
                  NET CASH (USED IN) FINANCING ACTIVITIES                          (110,534)       (114,234)
                                                                                    -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,900          (7,995)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      6,757          10,626
                                                                                    -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $8,657          $2,631
                                                                                    =======         =======

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
------------------------------

     The accompanying consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassification:
-------------------------

     Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 3 - Earnings Per Share:
---------------------------

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants that were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                  Three Months Ended             Nine Months Ended
                     September 30,                  September 30,
                  ------------------             -----------------

                  2001            2000            2001          2000
                  ----            ----            ----          ----
   Warrants      1,083           1,379           1,345         1,530
   Options       3,230           3,493           3,176         4,238

NOTE 4 - Debt:
-------------

     At September 30, 2001 the Company had outstanding borrowings of $158,750 under its bank revolving credit facility and available borrowings of $156,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
WITH THREE MONTHS ENDED SEPTEMBER 30, 2000
----------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue decreased $15,031, or 11%, to $123,983 in the third quarter of 2001 from $139,014 in the comparable prior year quarter. The decrease in net revenue was primarily attributable to the non-recurrence of revenues from the 2000 Summer Olympics, a reduction of spending by internet companies, and a slowdown in the advertising market generally. The Company's third quarter 2001 revenues were also adversely affected by lost revenue from the cancellation and rescheduling of programming and advertiser commitments due to the events of September 11.

     Operating costs and expenses excluding depreciation and amortization decreased $14,797 or 15%, to $82,183 in the third quarter of 2001 from $96,980 in the third quarter of 2000. The decrease was due principally to the non-recurrence of broadcast rights fees and other related costs associated with the 2000 Summer Olympics, tight cost controls and reductions in affiliate and personnel costs, partially offset by additional operating costs associated with the operations of SmartRoute Systems, Inc. ("SmartRoute"), whose assets were acquired in mid-November 2000.

     Depreciation and amortization expense increased $1,181, or 7%, to $17,015 in the third quarter of 2001 as compared with $15,834 in the third quarter of 2000. The increase is principally attributable to the amortization of goodwill resulting from the acquisition of the operating assets of SmartRoute.

     Corporate general and administrative expenses decreased $346, or 17%, to $1,674 in the third quarter of 2001 from $2,020 in the comparable 2000 quarter. The decrease is principally attributable to lower management compensation.

     Operating income decreased $1,069, or 4%, to $23,111 in the third quarter of 2001 from $24,180 in the third quarter of 2000 due to higher depreciation and amortization.

     Interest expense decreased 17% to $2,075 in the third quarter of 2001 from $2,486 in 2000. The decrease is principally attributable to lower interest rates.

     Income taxes decreased $1,058, or 9%, to $10,930 in the third quarter of 2001 from $11,988 in the third quarter of 2000. The Company's effective income tax rate in the first nine months of 2001 was approximately 51% due principally to non-deductible goodwill and lower state taxes.

     Net income increased $311, or 3%, to $10,181 ($.10 per basic share and $.09 per diluted share) in the third quarter of 2001 from $9,870 ($.09 per basic and diluted share) in the third quarter of 2000.

     Weighted average shares outstanding for the third quarter of 2001 were 106,852 basic shares and 111,165 diluted shares as compared to 110,057 basic shares and 114,929 diluted shares in the third quarter of 2000, a decrease of 3% for both basic and diluted shares. The decrease is attributable to the Company's stock repurchase program.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
WITH NINE MONTHS ENDED SEPTEMBER 30, 2000
---------------------------------------------

     Net revenue for the first nine months of 2001 decreased 5% to $379,236 from $397,617 in the first nine months of 2000. The decrease in net revenue was due to the non-recurrence of revenues from the 2000 Summer Olympics, a reduction of spending by internet companies, the cancellation of programming and advertising commitments due to the events of September 11 and a slowdown in the advertising market generally.

     Operating costs and expenses excluding depreciation and amortization decreased 8% to $259,339 in the first nine months of 2001 from $280,635 in the comparable 2000 period. The decrease was primarily attributable to the non-recurrence of broadcast rights fees and related costs associated with the 2000 Summer Olympics, tight cost controls and reductions in affiliate and personnel costs, partially offset by operating costs associated with the operations of SmartRoute.

     Depreciation and amortization expense increased 9% to $51,131 in the first nine months of 2001 as compared with $46,957 in the first nine months of 2000. The increase is principally attributable to depreciation and amortization related to the acquisition of the operating assets of SmartRoute.

     Corporate general and administrative expenses decreased 13% to $5,338 in the first nine months of 2001 from $6,104 in the comparable 2000 period. The decrease is principally attributable to lower management compensation.

     Interest expense decreased 8% to $7,010 in the first nine months of 2001 from $7,612 in the comparable 2000 period. The decrease results from lower average debt levels and higher interest rates.

     Net income increased 10% to $26,913 ($.25 per basic share and $.24 per diluted share) in the first nine months of 2001 from $24,470 ($.22 per basic share and $.21 per diluted share) in the comparable 2000 period.

     Weighted average shares outstanding for the first nine months of 2001 were 107,698 basic shares and 112,219 diluted shares as compared with 111,397 basic shares and 117,165 diluted shares in the first mine months of 2000. The decrease in shares was primarily attributable to the Company's stock repurchase program.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2001, the Company's cash and cash equivalents were $8,657, an increase of $1,900 from December 31, 2000.

     For the nine months ended September 30, 2001, net cash provided by operating activities was $124,579 as compared with $127,752 for the nine months ended September 30, 2000, a decrease of $3,173. The cash flow from operations was principally used to fund the Company's stock buy-back program and to reduce debt.

     At September 30, 2001, the Company had available borrowings of $156,000 on its revolving credit facility. The Company has used its available cash to repurchase its Common Stock. In the nine month period ended September 30, 2001, the Company repurchased approximately 4,433 shares of Common Stock and warrants at a cost of approximately $107,639. In October 2001, the Company repurchased an additional 430 shares of Common Stock at a cost of $10,119.

Recently Issued Accounting Standards
------------------------------------

     In July 2001, the Financial Standards Board (FASB) issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company does not expect adoption of this standard to have a material effect on its results of operations and financial position. The Company will adopt this statement on January 1, 2002.

                            PART II OTHER INFORMATION

Items 1 through 5
-----------------

     These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)      Exhibits
              None


     (b)      Reports on Form 8-K
              None

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