Form 10-K
period 2001-12-31
WESTWOOD ONE INC /DE/
filed 2002-03-28
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended December 31, 2001       Commission file number 0-13020


                               WESTWOOD ONE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                    95-3980449
      --------                                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                         40 West 57th Street, 5th Floor
                               New York, NY 10019
                         ------------------------------
                    (Address of principal executive offices)

                                 (212) 641-2000
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange on
Title of each class                                        Which Registered
-------------------                                    -------------------------
  Common Stock                                          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 1, 2002 was approximately $3,007,000,000.

     As of March 1, 2002,  106,301,225  shares  (excluding  treasury  shares) of
Common Stock were outstanding and 703,466 shares of Class B Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated by reference in
Part III of this Form 10-K.

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

     The Company's principal source of revenue is selling commercial airtime to advertisers through one of its two operating divisions: (i) Metro/Shadow, which is comprised of Metro Networks, Inc. ("Metro") and "Shadow Traffic" and the (ii) Network Division. The Company generates revenue principally by selling audience it obtains from radio and television affiliates to local and national advertisers. The Company provides a broad range of programming and information services which deliver audience to advertisers and also deliver traffic, news, talk, sports, and entertainment programs to its affiliate stations.

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

     Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom, Inc., pursuant to a Management Agreement between the Company and Infinity which expires on March 31, 2004 (the "Agreement"). Pursuant to the Agreement, Infinity currently receives an annual fee of $2,633,000 (adjusted for inflation) and an incentive bonus based on the Company exceeding predetermined cash flow objectives. Westwood One has also issued to Infinity warrants to acquire shares of Common Stock pursuant to the Agreement, of which 2,000,000 warrants are vested and outstanding.

Industry Background

    Radio Broadcasting

     There are approximately 10,300 commercial radio stations in the United States.

     A radio station selects a style of programming ("format") to attract a target listening audience and thereby attract commercial advertising directed at that audience. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

     A radio station has two principal ways of effectively competing for revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news products, such as those supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenue.

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

     To verify its network audience delivery and demographic composition, specific measurement information is available to advertisers from an independent rating service such as Arbitron and their RADAR rating service. The rating service provides demographic information such as the age and gender composition of the listening audiences. Consequently, advertisers can verify that their advertisements are being heard by their target listening audience.


Business Strategy

     Westwood One provides broad-based, local, regional or national audiences and commercial spots to advertisers through its recognized programming and other information products. The Company, through its various radio networks, produces and distributes quality programming to meet listener needs for information and to radio stations seeking to increase their listening audience and improve advertising revenue by differentiating themselves from their competitors. The Company sells advertising time within its programs to advertisers desiring to reach large listening audiences with specific demographic characteristics.

     In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In 1996 and 1998, the Company acquired the operating assets of Shadow Traffic in a total of 14 major metropolitan markets (4 in 1996 and 10 in 1998). In 1999, Westwood One significantly expanded its local and regional reach through its merger with the countr's largest traffic service provider, Metro, which broadcast information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 80 of the largest MSA markets. In late 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute"), a company which collects, organizes and distributes a database of advanced traveller information through various electronic media and telecommunications.

    Local Traffic and Information Programming

     With respect to local content, the Company, through its Metro and Shadow Traffic units, provides traffic reports and local news, weather and sports information to its radio and television affiliates.

     The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is then processed, converted into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This permits the Company to easily resell the information to other third parties for distribution through the internet, wireless devices or personnel digital assistants ("PDA") and various other new media systems. The Company's professional announcers read the customized reports on the air. The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often becomes integral "personalities" on such affiliates' station as a result of their significant on-air presence and interaction with the station's on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

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

     As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, in 2001, the Company provided live airborne coverage of the September 11 terrorist attack on the World Trade Center. By using our news helicopters, the Company fed live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provided live customized airborne reports for the Company's radio affiliates via Metro Source. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 80 markets and that is able to provide such customized reports to these markets.

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

     Local, regional and national news and information stories are fed to the Company's national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company's internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source. As of January 2002, the Company had affiliated over 1,000 radio stations for the Metro Source product.

    Television Programming Services

     The Company is supplying its Television Traffic Services to over 200 television stations. Similar to its radio programming services, with its MetroTV Services the Company supplies customized information reports which are generally delivered on air by its reporters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

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

    Information Services

     The Company's Information Services ("IS") develops non-broadcast traffic information business. IS develops innovative techniques of gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. Accordingly, in 2000 the Company acquired the operating assets of SmartRoute. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to wireless subscribers via the Company's STAR JAM (TM) and STAR FIND (TM) services. IS revenues are not presently a significant source of revenues to the Company.

     The Company, through its SmartRoute operations, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SmartTraveler brand name. In addition, the Company has participated in a number of federally funded Intelligent Transportation Systems Field Operational tests and Model Deployment Initiatives including the AZTech Model Deployment in Phoenix, the Smart Trek Model Deployment in Seattle, TravInfo, TransCal, St. Louis, Salt Lake City, the Atlanta Olympics Technology Showcase, Partners in Motion in the Washington DC area, Advanced Regional Traffic Interactive Management and Information System Program in Ohio, Kentucky and Indianapolis, ORION City Model deployment with Minnesota DOT and Traffic Wise in Indianapolis, and Advanced Traveler Information System in Massachusetts, Connecticut, Pennsylvania and New Jersey.

     In conjunction with ETAK, a digital mapping and software company owned by Tele Atlas, the Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. The relationship allows for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, and in-vehicle navigation and information systems.

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

     The Company controls most aspects of production of its programs, thereby being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically five minutes or less), long-form programs (typically 60 minutes or longer) and 24/7 Formats. Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced primarily at the
Company's in-house production facilities and recordings of live concert performances and sports events made on location. The 24/7 Formats are produced at the Company's facilities in Valencia, California.

     Westwood One also produces and distributes special event syndicated programs. In 2001, the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Grammy Awards, Destiny's Child, The Backstreet Boys, Madonna, Britney Spears, and Martina McBride among others.

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

     Westwood One's syndicated programs are primarily produced at its in-house production facilities. The Company determines the content and style of a program based on the target audience it wishes to reach. The Company assigns a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because Westwood One controls the production process, it can refine the programs' content to respond to the needs of its affiliated stations and national advertisers. In addition, the Company can alter program content in response to current and anticipated audience demand.

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

     Westwood One enters into affiliation agreements with radio stations which requires the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company typically receives a fee from the affiliated stations for the right to broadcast the formats. Radio stations in the top 200 national markets may also receive compensation for airing national advertising spots.

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

     In most of the Metro/Shadow markets in which it conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of its competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered.

     The Company's typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging approximately 25 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages which it then sells as an information sponsorship package to advertisers throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.

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

     Westwood One's Network Division provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide through purchases of commercial airtime in its national radio networks and programs. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time from the Company. By purchasing time in networks or programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time. The Company, on occasion, supports its national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of Company programs and is designed to increase the advertisers' target listening audience.

     Generally, the Company provides its MetroTV services to television stations in exchange for thirty-second commercial airtime inventory that the Company packages and sells on a regional and national basis. The amount and placement of the commercial airtime inventory that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided enhanced television video services, it has been able to acquire more valuable commercial airtime inventory. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

     The Company has established a morning news network for its advertisers' commercials to air during local news programming and local news breaks from 5:30 a.m. to 9:00 a.m. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.


Competition

     The Company's Metro/Shadow Division, in the MSA markets in which it operates, competes for advertising revenue with local print and other forms of communications media including; magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the recent consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, to gather information on their own.

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


Employees

     On February 1, 2002, Westwood One had approximately 2,740 employees, including a domestic advertising sales force of approximately 300 people, and 920 part-time employees. In addition, the Company maintains continuing relationships with approximately 175 independent writers, program hosts, technical personnel and producers. Certain employees at the Company's traffic and network operations are covered by collective bargaining agreements. Including full and part-time employees, approximately 600 persons are covered by collective bargaining agreements. The Company believes relations with its employees and independent contractors are satisfactory.


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

None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     On February 1, 2002 there were approximately 320 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its shareholders' meeting the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

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


             2001                                   High               Low
             ----                                   ----               ---
             First Quarter                         $25.00            $18.18
             Second Quarter                         36.85             22.11
             Third  Quarter                         36.50             21.00
             Fourth Quarter                         31.38             22.10

             2000
             ----
             First Quarter                         $39.81            $29.50
             Second Quarter                         39.00             30.81
             Third Quarter                          34.38             19.81
             Fourth Quarter                         22.38             14.25

     The Company does not intend to pay cash dividends. No cash dividend was paid on the Company's stock during 2001 or 2000, and the payment of dividends is restricted by the terms of its loan agreements.

     The following table contains information regarding equity compensation plans as of December 31, 2001:

                                                 Options (1)        Warrants (2)
                                                 -----------        ------------
     Shares to be issued upon exercise           11,089,934            2,000,000
     Weighted-average exercise price                 $16.01               $12.50
     Shares available for future issuance         4,002,500                 -


(1) - Options included herein were granted or are available for grant as part of the Company's 1989 and/or 1999 stock option plans that were approved by shareholders of the Company. The Company's 1999 stock option plan provides for mandatory grants of options to members of the Company's Board of Directors on an annual basis. The Compensation Committee of the Board of Directors approves periodic option grants to Executive Officers and other employees based on their contributions to the operations of the Company.
(2) - Warrants included herein were issued in conjunction with the Infinity Management Agreement.

Item 6.  SELECTED FINANCIAL DATA
         (In thousands except per share data)

     The per share amounts included herein have been restated to reflect on a retroactive basis the Company's two-for-one stock split which was paid on March 22, 2000.

                                                        2001            2000            1999 (1)       1998 (2)    1997 (3)
                                                        ----            ----            --------       --------    --------
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenues                                            $515,940        $553,693        $358,305       $259,310    $240,790
Operating and Corporate Costs, Excluding
  Depreciation and Amortization                          349,936         388,095         267,294        206,996      191,854

Depreciation and Amortization                             67,611          62,104          30,214         18,409       13,031
Operating Income                                          98,393         103,494          60,797         33,354       35,905
Net Income                                               $43,195         $42,283         $23,887        $13,046      $25,496
Income Per Basic Share                                      $.40            $.38            $.33           $.22         $.41
Income Per Diluted Share                                    $.38            $.36            $.30           $.20         $.37


Current Assets                                         $ 138,482        $153,881       $ 167,848        $85,663      $77,933
Working Capital                                           32,967          15,679          39,843          7,111       12,180
Total Assets                                           1,207,972       1,285,556       1,333,153        345,279      317,695
Long-Term Debt                                           152,000         168,000         158,000        170,000      115,000
Total Shareholders' Equity                               915,371         949,892       1,019,775         77,218      124,678

Other Financial Data For Year Ended
   December 31:

OPERATING CASH FLOW (EBITDA) (4)                        $166,004        $165,598         $91,011        $52,314      $48,936





(1) Results for the year ended December 31, 1999 include the results of Metro from the date of the merger on September 22, 1999.
(2) Results for the year ended December 31, 1998 include the Shadow Traffic Operations for 10 markets from the time they were acquired in May 1998.
(3) Results for the year ended December 31, 1997 include the CBS Radio Networks from the effective date of the Representation Agreement in April 1997.
(4) Operating cash flow is defined as operating income plus depreciation and amortization and non-recurring items. Operating cash flow is not determined in accordance with generally accepted accounting principles (GAAP), is not indicative of Cash Provided by Operating Activities and should not be considered in isolation from, or as an alternative to, other measures determined in accordance with GAAP.
-- No cash dividend was paid on the Company's Common Stock during the periods presented above.

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

Results of Operations

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues decreased 7% to $515,940 in 2001 from $553,693 in 2000, and increased 55% in 2000 from $358,305 in 1999. The 2001 decrease in net revenue was due to the non-recurrence of revenues from the 2000 Summer Olympics from Sydney, Australia, a reduction of spending by internet companies, the cancellation of programming and advertising commitments due to the events of September 11 and a slowdown in the advertising market generally. The 2000 increase was primarily attributable to the September 22, 1999 merger with Metro, higher advertising rates at both the Company's Network and Traffic operations and due to the Company's exclusive live broadcast of the 2000 Summer Olympics. On a pro forma basis, assuming the acquisition of Metro had occurred as of January 1, 1999, net revenue for 2000 would have increased by approximately 13%.

     Operating costs and expenses excluding depreciation and amortization decreased 10% to $343,120 in 2001 from $380,346 in 2000, and increased 45% in 2000 from $261,538 in 1999. The 2001 decrease was primarily attributable to the non-recurrence of broadcast rights fees and related costs associated with the 2000 Summer Olympics, tight cost controls, reductions in affiliate and personnel costs, and lower revenue related expenses including bad debts, partially offset by operating costs incurred for the full year in 2001 associated with the operations of SmartRoute, whose assests were acquired in November 2000. The 2000 increase was attributable to operating expenses associated with the Metro acquisition and broadcast rights fees and other related costs associated with the 2000 Summer Olympics.

     Depreciation and amortization increased 9% to $67,611 in 2001 from $62,104 in 2000, and increased 106% in 2000 from $30,214 in 1999. The 2001 increase was principally attributable to depreciation and amortization related to the acquisition of the operating assets of SmartRoute. The 2000 increase was principally related to the amortization of goodwill resulting from the Metro acquisition.

     Corporate general and administrative expenses decreased 12% to $6,816 in 2001 from $7,749 in 2000, and increased 35% in 2000 from $5,756 in 1999. The decrease in 2001 was principally attributable to a lower incentive bonus payable to Infinity pursuant to the terms of the Management Agreement. The increase in 2000 was principally attributable to expenses related to Infinity's incentive bonus.

     Operating income decreased 5% to $98,393 in 2001 from $103,494 in 2000, and increased 70% in 2000 from $60,797 in 1999. The 2001 decrease was due to lower revenues and higher depreciation and amortization partially offset by a reduction in operating costs. The 2000 increase was attributable to higher revenues from the Company's operations partially offset by higher depreciation and amortization.

     Interest  expense was $8,705,  $10,785 and $12,150 in 2001,  2000 and 1999,
respectively. The 2001 decrease was attributable to lower interest rates and debt levels. The 2000 decrease was attributable to lower debt levels throughout most of 2000 (compared with 1999 debt levels) partially offset by higher interest rates.

     The income tax provisions for 2001, 2000 and 1999 are based on annual effective tax rates of 51%, 55% and 52%, respectively. The decrease in the effective tax rate in 2001 is primarily attributable to lower state taxes. The increase in the effective tax rate in 2000 is principally attributable to non-deductible goodwill resulting from the Metro acquisition.

     Net income in 2001 increased 2% to $43,195 ($.40 per basic share and $.38 per diluted share) from $42,283 ($.38 per basic share and $.36 per diluted share) in 2000 and increased 77% in 2000 from $23,887 ($.33 per basic share and $.30 per diluted share) in 1999.

     Weighted averages shares outstanding for purposes of computing basic earnings per share were 107,551, 110,640 and 72,168 in 2001, 2000 and 1999, respectively. The decrease in 2001 was primarily attributable to the Company's stock repurchase program partially offset by additional share issuances as a result of stock option exercises. The increase in 2000 was primarily attributable to the issuance of 50,224 shares of Common Stock in conjunction with the Company's acquisition of Metro partially offset by stock repurchases made pursuant to the Company's ongoing stock repurchase program. Weighted average shares outstanding for purposes of computing diluted earnings per share were 112,265, 115,864 and 78,930 in 2001, 2000 and 1999, respectively. The changes in weighted average diluted shares are due principally to the increase in basic shares partially offset by the effect of stock option grants and the increase in the Company's stock price.

Liquidity and Capital Resources

     At December 31, 2001, the Company's principal sources of liquidity were its cash and cash equivalents of $4,509 and available borrowings under its loan agreement of $147,000.

     For 2001, net cash from operating activities was $145,673, a decrease of $10,719 from 2000. Cash flow from operations was principally used to fund the Company's stock repurchase program.

     At December 31, 2001, the Company had an unsecured $259,000 bank revolving credit facility and an unsecured $47,500 term loan (collectively the "Facility"). At December 31, 2001, the Company had available borrowings of $147,000 under its Facility. The amount of the Facility is scheduled to be reduced by $6,000 at the end of each quarter during 2002. In addition, the Company is required to repay its term loan by $3,750 at the end of the Company's third and fourth quarters of 2002.

     In 2001, the Company purchased 6,152 shares of the Company's Common Stock and warrants for a total cost of $146,278. In 2000, the Company purchased 5,190 shares of the Company's Common Stock for a total cost of $123,431 and in 1999, purchased 3,128 shares of the Company's Common Stock for a total cost of $54,164. In 2002 (through February 28, 2002), the Company repurchased an additional 944 shares of Common Stock at a cost of $29,658. The stock buybacks have been funded principally from the Company's free cash flow.

     The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Critical Accounting Policies and Estimates

     Westwood One's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, investments, income taxes, and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity:

     Allowances for doubtful accounts - we maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts by recording additional expense. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts by reducing our recorded expense.

     Estimated useful lives of property, plant and equipment and intangible assets - we estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternatively, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. Beginning January 1, 2002, in accordance with the provisions of SFAS 142 (see below), we will no longer amortize goodwill but will test these assets at least annually for impairment.

New Accounting Pronouncements Affecting Future Results

     In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for under the purchase method. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002, but does not anticipate that any of its goodwill will be impaired. If necessary, the second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. These Statements are effective on January 1, 2002 and accordingly the Company will adopt the provisions of SFAS 142 in its first quarter ended
March 31, 2002.

     As a result of adopting these new standards, the Company's effective tax rate and depreciation and amortization expense is expected to decrease substantially in 2002. Had SFAS 142 been in effect for 2001, the Company's reported depreciation and amortization expense for 2001 would have been reduced by approximately $48,000.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS 144"). SFAS 144 supercedes SFAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS 144 is effective for years beginning after December 15, 2001. The Company does not expect the adoption will have a material impact on its consolidated results of operations and financial position.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Various risks that could cause future results to differ from those expressed by forward-looking statements include, but are not limited to: changes in economic conditions in the US (both general and relative to the advertising industry);
fluctuations in interest rates; changes in industry conditions; changes in operating performance; shifts in population and other demographics; changes in the level of competition for advertising dollars; technological changes and innovations; changes in government regulations and policies and actions of regulatory bodies; changes in tax rates and access to capital markets. These statements are based on management's views and assumptions at the time the statements are made, however no assurances can be given that management's expectations will come to pass. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

     The interest rate on the Company's outstanding borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and the related notes and schedules were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with generally accepted accounting principles and include amounts based upon management's best estimates and judgments. All financial information in this annual report is consistent with the consolidated financial statements.

     The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other
financial  information.   The  design,  monitoring,  and  revision  of  internal
accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specifc control measures.

     Westwood One's consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

     The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent accountants, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year. The independent accountants have full and free access to the Audit Committee with and without management's presence.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report on Form 10-K

     1. Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

     2. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------
3.1  Certificate of Incorporation of Registrant. (1)
3.2  Agreement of Merger. (1)
3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
3.8  Bylaws of Registrant as currently in effect. (10)
*10.1Employment  Agreement,  dated April 29, 1998, between Registrant and Norman
     J. Pattiz. (12)
10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (10)
10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (16)
10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (13)
*10.7Amendment No. 1 to the  Agreement  and Plan Merger,  dated as of August 20,
     1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (14)
10.8 Management Agreement, dated as of March 30, 1999, between Registrant and Infinity Broadcasting Corporation. (13)
10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (11)
10.10 Westwood One Amended 1999 Stock Incentive Plan. (13)
10.11 Westwood One, Inc. 1989 Stock Incentive Plan. (6)
     10.12 Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive Plan. (7) (9)
10.13Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc.
     and between Infinity and Westwood One, Inc. relating to New York, New York offices. (15)
10.14Lease, dated December 18, 1991, between Valencia Paragon Associates,  Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (8)
21   List of Subsidiaries
23   Consent of Independent Accountants

**********************
* Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 (File Number 0-13020), and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement (File Number 0-13020) and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 (File Number 0-13020) and incorporated herein by reference.
(6) Filed as part of Registrant's March 27, 1992 proxy statement (File Number 0-13020) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's July 20, 1994 proxy statement (File Number 0-13020) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File Number 0-13020) and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's May 17, 1996 proxy statement (File Number 0-13020) and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 (File Number 0-13020) and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File Number 0-13020) and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 0-13020) and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's August 24, 1999 proxy statement (File Number 0-13020) and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 (File Number 0-13020) and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 0-13020) and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 0-13020) and incorporated herein by reference.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WESTWOOD ONE, INC.

March 21, 2002                                       By  /S/FARID SULEMAN
                                                     ---------------------------
                                                         Farid Suleman
                                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                         Date

Principal Executive Officer:

/s/ JOEL HOLLANDER              Director, President and           March 21, 2002
-----------------------         Chief Executive Officer
Joel Hollander

Principal Financial Officer and
  Chief Accounting Officer:

/s/ FARID SULEMAN               Director and Chief                March 21, 2002
-----------------------         Financial Officer
Farid Suleman

Additional Directors:

/s/ NORMAN J. PATTIZ            Chairman of the Board of          March 21, 2002
-----------------------         Directors
Norman J. Pattiz


/s/ DAVID L. DENNIS             Director                          March 21, 2002
----------------------
David L. Dennis

/s/ GERALD GREENBERG            Director                          March 21, 2002
----------------------
Gerald Greenberg


/s/ DENNIS HOLT                 Director                          March 21, 2002
----------------------
Dennis Holt


/s/ MARIA D. HUMMER             Director                          March 21, 2002
----------------------
Maria D. Hummer


/s/ MEL A. KARMAZIN             Director                          March 21, 2002
----------------------
Mel A. Karmazin


/s/ STEVEN A. LERMAN            Director                          March 21, 2002
----------------------
Steven A. Lerman

/s/ DAVID SAPERSTEIN            Director                          March 21, 2002
----------------------
David Saperstein


/s/ JOSEPH B. SMITH             Director                          March 21, 2002
----------------------
Joseph B. Smith

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                               Page
                                                                      ----
        --Report of Independent Accountants                           F-2

        --Consolidated Balance Sheets at December 31, 2001
          and 2000                                                    F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 2001, 2000 and 1999                      F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 2001, 2000 and 1999        F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 2001, 2000 and 1999                      F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westwood One, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and it subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP


New York, New York
February  15, 2002

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                            December 31,
                                                                                            ------------
                                                                                     2001                   2000
                                                                                     ----                   ----
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    4,509             $    6,757
  Accounts receivable, net of allowance for doubtful accounts
     of $9,282 (2001) and $9,356 (2000)                                            123,733                135,550
  Other current assets                                                              10,240                 11,574
                                                                                ----------               --------
                       Total Current Assets                                        138,482                153,881
PROPERTY AND EQUIPMENT, NET                                                         56,778                 58,052
INTANGIBLE ASSETS, NET                                                           1,003,337              1,055,727
OTHER ASSETS                                                                         9,375                 17,896
                                                                                ----------             ----------
                               TOTAL ASSETS                                     $1,207,972             $1,285,556
                                                                                ==========             ==========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   16,848             $   17,985
  Amounts payable to related parties                                                26,315                 26,542
  Other accrued expenses and liabilities                                            54,852                 83,675
  Current maturity of long-term debt                                                 7,500                 10,000
                                                                                ----------             ----------
                  Total Current Liabilities                                        105,515                138,202
LONG-TERM DEBT                                                                     152,000                168,000
DEFERRED INCOME TAXES                                                               21,123                 15,568
OTHER LIABILITIES                                                                   13,963                 13,894
                                                                                ----------             ----------
                          TOTAL LIABILITIES                                        292,601                335,664
                                                                                ----------             ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -                      -
  Common stock, $.01 par value: authorized,  274,236,950 shares;
    issued and outstanding, 106,862,304 (2001) and 129,299,636 (2000)                1,069                  1,293
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (2001 and 2000)                                      7                      7
  Additional paid-in capital                                                       804,429              1,194,118
  Retained earnings                                                                109,866                 66,671
  Accumulated other comprehensive income (loss)                                       -                    (3,635)
                                                                                ----------             ----------
                                                                                   915,371              1,258,454
  Less treasury stock, at cost;  21,611,450 (2000) shares                             -                  (308,562)
                                                                                ----------             -----------
                 TOTAL SHAREHOLDERS' EQUITY                                        915,371                949,892
                                                                                ----------             -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,207,972             $1,285,556
                                                                                ==========             ==========




          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                                     Year Ended December 31,
                                                                     -----------------------

                                                              2001            2000            1999
                                                              ----            ----            ----

GROSS REVENUES                                              $597,719        $644,774        $414,959
  Less Agency Commissions                                     81,779          91,081          56,654
                                                            --------        --------        --------
NET REVENUES                                                 515,940         553,693         358,305
                                                            --------        --------        --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                              343,120         380,346         261,538
Depreciation and Amortization                                 67,611          62,104          30,214
Corporate General and Administrative Expenses                  6,816           7,749           5,756
                                                            --------        --------        --------
                                                             417,547         450,199         297,508
                                                            --------        --------        --------
OPERATING INCOME                                              98,393         103,494          60,797
Interest Expense                                               8,705          10,785          12,150
Other Expense (Income)                                           929            (659)           (610)
                                                            --------        --------        --------
INCOME BEFORE TAXES                                           88,759          93,368          49,257
INCOME TAXES                                                  45,564          51,085          25,370
                                                            --------        --------        --------
NET INCOME                                                   $43,195         $42,283         $23,887
                                                             =======         =======         =======
INCOME PER SHARE:
   Basic                                                       $ .40           $ .38           $ .33
   Diluted                                                     $ .38           $ .36           $ .30

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                     107,551         110,640          72,168
   Diluted                                                   112,265         115,864          78,930

















          See accompanying notes to consolidated financial statements.
                                      F - 4

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                                 Accumul'd
                                                                                                   Other     Treasury
                                       Preferred   Common Stock  Class B Stock   Add'l   Retained   Comp       Stock        Total
                                       ---------   ------------  -------------  Paid-in  Earnings  Income      -----   Shareholders'
                                     Shares Amount Shares Amount Shares Amount  Capital  (Deficit) (Loss)  Shares  Amount  Equity
                                     ------ -----  ------ ------ ------ ------  -------  -------- ------   ------  ------  ------

BALANCE AT DECEMBER 31, 1998              -    -   34,962 $  350    352 $  4    $206,688  $ 1,143    -      6,647 $130,967 $ 77,218
 Components of comprehensive income:
   Net income for 1999                    -    -      -      -      -      -       -       23,887    -       -       -       23,887
   Unrealized holding gain in equity
      securities net of tax               -    -      -      -      -      -       -         -      7,862    -       -        7,862
                                      ----- -----  ------  -----  -----   ---   --------   ------  ------  ------ -------   -------
Total comprehensive income                -    -      -      -      -      -       -       23,887   7,862    -       -       31,749
 Issuance of common stock                 -    -   25,112    251    -      -     925,304     -       -       -       -      925,555
 Issuance of common stock under warrants  -    -    3,000     30    -      -       8,970     -       -       -       -        9,000
 Issuance of common stock under
   stock option plans                     -    -      875      9    -      -      23,648     -       -       -       -       23,657
 Issuance of warrants                     -    -      -      -      -      -       6,760     -       -       -       -        6,760
 Purchase of treasury stock               -    -      -      -      -      -       -         -       -      1,564  54,164   (54,164)
 Two-for-one stock split                  -    -   63,949    639    352    3       -         (642)   -      8,211    -          -
                                      ----- -----  ------  -----  -----   ---   --------- -------  ------ ------  -------  ---------
BALANCE AT DECEMBER 31, 1999              -    -  127,898  1,279    704    7   1,171,370   24,388   7,862  16,422 185,131 1,019,775
 Components of comprehensive income:
   Net income for 2000                    -    -      -      -      -      -       -       42,283    -       -       -       42,283
   Unrealized holding gain (loss) in
     equity securities net of tax         -    -      -      -      -      -       -         -    (11,497)   -       -      (11,497)
                                      ----- -----  ------ ------  -----   ---   ---------  ------- ------  ------ --------  -------
Total comprehensive income                -    -      -      -      -      -       -       42,283 (11,497)   -       -       30,786
 Issuance of common stock under
   stock option plans                     -    -    1,402     14    -      -      22,748     -       -       -       -       22,762
 Purchase of treasury stock               -    -      -      -      -      -       -         -       -     5,190  123,431  (123,431)
                                      ----- -----  ------ ------  -----   ---   ---------  ------- ------- ------ -------- --------
BALANCE AT DECEMBER 31, 2000              -    -  129,300  1,293    704    7   1,194,118   66,671  (3,635)21,612  308,562   949,892
 Components of comprehensive income:
   Net income for 2001                    -    -      -      -      -      -       -       43,195    -       -       -       43,195
   Unrealized holding gain (loss)in
    equity securities net of tax          -    -      -      -      -      -       -         -      3,635    -       -        3,635
                                      ----- -----  ------  -----  -----   ---   --------   ------  ------  ------ -------   -------
Total comprehensive income                -    -      -      -      -      -       -       43,195   3,635    -       -       46,830
 Issuance of common stock under
   stock option plans                     -    -    3,326     34    -      -      64,893     -       -       -       -       64,927
 Purchase and cancellation of warrants                                           (41,350)                                   (41,350)
 Purchase of treasury stock               -    -      -      -      -      -       -         -       -     4,152  104,928  (104,928)
 Retirement of treasury stock             -    -  (25,764)  (258)   -      -    (413,232)    -       -   (25,764)(413,490)      -
                                      ----- ----   ------  -----  -----   ---   -------- --------  ------ -------  -------  --------
BALANCE AT DECEMBER 31, 2001              -    -  106,862 $1,069    704    $7   $804,429 $109,866    -       -       -     $915,371
                                      ===== ====  ======= ======  =====   ===   ======== ========  ====== =======  ======= ========


          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                       2001              2000             1999
                                                                                       ----              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                         $43,195           $42,283          $23,887
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 67,611            62,104           30,214
        Deferred taxes                                                                 5,555            13,144           11,451
        Other                                                                          1,802               329              314
                                                                                     -------           -------          -------
                                                                                     118,163           117,860           65,866
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                 11,817             8,976          (26,271)
           Decrease (increase) in prepaid assets                                       1,334              (179)          (1,978)
           Increase in accounts payable and accrued liabilities                       14,359            29,735           16,720
                                                                                     -------           -------          -------
                  Net Cash Provided By Operating Activities                          145,673           156,392           54,337
                                                                                     -------           -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of companies and other                                                  (6,218)          (46,280)           6,105
  Capital expenditures                                                                (6,828)           (9,201)          (6,084)
                                                                                     -------           -------          -------
                  Net Cash Provided By (Used For) Investing Activities               (13,046)          (55,481)              21
                                                                                     -------           -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                          132,627           100,911           54,358
                                                                                     -------           -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                          (20,623)           (3,404)         (14,973)
  Borrowings under bank and other long-term obligations                                    -            10,000                -
  Issuance of common stock                                                            32,026            13,028           22,856
  Repurchase of common stock and warrants                                           (146,278)         (123,431)         (54,164)
  Deferred financing costs                                                                 -              (973)               -
                                                                                     -------           -------          -------
                             Net Cash (Used For) Financing Activities               (134,875)         (104,780)         (46,281)
                                                                                     -------           -------          -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (2,248)           (3,869)           8,077

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       6,757            10,626            2,549
                                                                                     -------           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $4,509            $6,757          $10,626
                                                                                     =======           =======          =======









          See accompanying notes to consolidated financial statements.
                                       F-6

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies:

Nature of Business
------------------
Westwood  One,  Inc.  and  subsidiaries  (the  "Company")   supplies  radio  and
television stations with information services and programming. Its principle source of revenue is selling commercial airtime to advertisers.

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

Intangible Assets
-----------------
Intangible assets are amortized over periods ranging from five to forty years. At each balance sheet date, the Company determines whether an impairment of Intangible Assets has occurred based upon expectations of undiscounted broadcast cash flow. Broadcast Cash Flow is based on the consolidated statement of operations, calculated by subtracting from net revenue, operating costs and expenses excluding depreciation and amortization. To date, the Company has not experienced an impairment in any of its intangible assets. However, should such an impairment exist, the impairment will be measured as the amount by which the carrying amount of the asset exceeds its fair value, as defined by Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See also "New Accounting Pronouncements" below.

Stock-Based Compensation
------------------------
Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations.

Income Taxes
------------
The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

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


                                 2001            2000           1999
                                 ----            ----           ----
     Warrants                 1,238,000       1,431,000      4,578,000
     Options                  3,476,000       3,793,000      2,184,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:

                                 2001            2000           1999
                                 ----            ----           ----
     Options                  1,380,000       1,350,000        960,000


The per share exercise prices of the options were $30.30-$40.70 in 2001, $32.25-$40.70 in 2000, and $22.57 in 1999.

New Accounting Pronouncements Affecting Future Results

In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for under the purchase method. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002, but does not anticipate that any of its goodwill will be impaired. If necessary, the second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. These Statements are effective on January 1, 2002 and accordingly the Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002.

As a result of adopting these new standards, the Company's effective tax rate and depreciation and amortization expense is expected to decrease substantially in 2002. Had SFAS 142 been in effect for 2001, the Company's reported depreciation and amortization expense for 2001 would have been reduced by approximately $48,000.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS
144"). SFAS 144 supercedes SFAS 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS 144 is effective for years beginning after December 15, 2001. The Company does not expect the adoption will have a material impact on its consolidated results of operations and financial position.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 2 - Acquisitions of Businesses:

On September 22, 1999, the Company acquired all the issued and outstanding common and preferred stock of Metro Networks, Inc. ("Metro"). Under the terms of the merger, each outstanding share of Metro was converted into 1.5 shares of the Company's Common Stock and each outstanding share of Metro Series A Convertible Preferred Stock was converted into 1.5 shares of a corresponding series of preferred stock of the Company. Accordingly, the Company issued approximately 50,224,000 shares of its Common Stock and 3,824,625 shares of its Series A Convertible Preferred Stock. The Westwood Preferred Stock was issued subject to a stock loan and pledge agreement with the preferred shareholder. In December 1999, the Company's Series A Convertible Preferred Stock was converted to Common Stock and the related loan of Common Stock was repaid. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from September 22, 1999. Based on the value of the shares issued and to be issued and expense of the acquisition, which included investment banking fees, professional fees, severance costs and costs of eliminating duplicative facilities, the purchase price aggregated approximately $951,605. Goodwill and intangible assets associated with the transaction approximated $864,672. The purchase price has been allocated to the assets and liabilities acquired based on estimates of their respective fair values. The intangible assets acquired are being amortized over 25 years. The unaudited pro forma combined historical results for Net revenues, Net Income and Income per share, as if Metro had been acquired at the beginning of 1999, are estimated to be $491,762, $8,274 and $.08 per basic share and $.07 per diluted share, respectively. The pro forma results include amortization of the intangible assets and the issuance of the additional shares. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1999, nor are they indicative of future consolidated results.

On November 17, 2000, the Company acquired the operating assets of SmartRoute Systems, Inc. for $24,250 plus costs and the assumption of certain obligations, including loss contracts. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from November 18, 2000. The purchase price has been allocated to the assets and liabilities acquired based on their respective fair values. The intangible assets acquired as part of the purchase are being amortized over periods up to 10 years.

NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:




                                                                 December 31,
                                                             -------------------
                                                              2001        2000
                                                              ----        ----
   Land, buildings and improvements.....................     $12,380     $12,097
   Recording and studio equipment.......................      51,521      45,234
   Capitalized leases...................................       6,723      11,123
   Furniture and equipment and other....................      16,817      21,416
                                                              ------      ------
                                                              87,441      89,870
   Less:  Accumulated depreciation and amortization.....      30,663      31,818
                                                             -------     -------

          Property and equipment, net...................     $56,778     $58,052
                                                             =======     =======

Depreciation expense was $14,579 in 2001, $13,188 in 2000, and $7,304 in 1999.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



NOTE 4 - Intangible Assets:



Intangible assets are summarized as follows at:
                                                                December 31,
                                                            --------------------
                                                              2001        2000
                                                              ----        ----
Goodwill, less accumulated amortization of $143,030 (2001)
  and $97,476 (2000) .....................................  $978,011  $1,026,502

Other identifiable intangible assets, less accumulated
  amortization of $25,612 (2001) and $25,484 (2000).......    25,326      29,225
                                                            --------   ---------

      Intangible assets, net..............................$1,003,337  $1,055,727
                                                          ==========  ==========

NOTE 5 - Debt:

Long-term debt consists of the following at:

                                                               December 31,
                                                         -----------------------
                                                           2001           2000
                                                           ----           ----
Revolving Credit Facility/Term Loan.................     $152,000       $168,000
                                                         ========       ========

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $259,000 revolving credit facility at December 31, 2001 and an unsecured $47,500 term loan (the "Facility"). The Facility is available until September 30, 2004, however, the facility contains provisions which require mandatory reductions in the amount of the facility starting in September 1999 ($6,000 per quarter in 2002). At December 31, 2001, the Company had available borrowings under the Facility of $147,000. Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 2001, the applicable margin was LIBOR plus .50% -.625%. At December 31, 2001, the Company had borrowed $112,000 under the revolving credit facility and $47,500 under the term loan at a weighted-average interest rate of 2.74% (including the applicable margin). At December 31, 2000, the Company had borrowed $113,000 under the revolving credit facility and $65,000 under the term loan at a weighted-average interest rate of 7.1% (including the applicable margin). The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

In April 2001, the Company entered into a one year interest swap agreement covering $25,000 principal value of its outstanding borrowing to effectively fix the interest rate at 4.27% plus the Applicable Margin (typically the Company borrows at a variable interest rate of three-month LIBOR plus the Applicable Margin).

The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 2001, are as follows:

                 Year
                 ----
                 2002...............          $  7,500
                 2003...............            20,000
                 2004...............           132,000
                 2005...............              -
                 2006...............              -
                                               -------
                                              $159,500
                                              ========

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

In conjunction with the renewal of the Company's Management Agreement with Infinity. Infinity was granted warrants to purchase 2,000,000 shares of Common Stock at $10.00 per share and 2,000,000 shares of Common Stock at $12.50 per share. Vesting of the warrants was contingent upon the Company's stock price exceeding predetermined levels for 20 out of 30 consecutive trading days. In 2001, Infinity sold their $10.00 warrants to the Company at the closing market price, less a discount of $.20, on the date of sale. Infinity was vested in all outstanding warrants at December 31, 2001. The warrants expire on March 31, 2009.

The Company effected a two-for-one split of its Common Stock and Class B Stock on March 22, 2000.

NOTE 7 - Stock Options:

The Company has stock option plans established in 1989 and 1999 (collectively "the Plan") which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31, 2001. On September 22, 1999, the stockholders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $7,168 ($.07 per basic share and $.06 per diluted share) in 2001, $5,709 ($.05 per basic and diluted share) in 2000 and $3,606 ($.05 per basic and diluted share) in 1999. The weighted average fair value of the options granted in 2001, 2000 and 1999 is estimated at $12.56, $15.46 and $8.84, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2001        2000
                                                       ----        ----
      Weighted Average Risk Free Interest Rate          6.0%       7.0%
      Expected Life (In Years) ...............          5          5
      Expected Volatility ....................         61.9%      50.7%
      Expected Dividend Yield ................           -          -
      Expected Forfeitures per Year ..........          4.1%       1.0%

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


 Information concerning options outstanding under the Plan is as follows for:

                                                                        Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                                 2001                       2000                       1999
                                    ------------------------       ---------------------     -------------------------
                                                    Weighted                    Weighted                      Weighted
                                                     Average                     Average                       Average
                                                    Exercise                    Exercise                      Exercise
                                       Shares        Price          Shares       Price        Shares            Price
                                      ------       --------         ------      --------      ------          --------

Outstanding at beginning
  of  period..................      13,522,288       $14.03       13,242,758     $11.39      6,820,000         $ 9.89
Granted during the period.....       1,181,500       $22.30        1,929,000     $29.00      2,210,000         $17.28
Metro options converted to
Westwood One options..........          -               -              -            -        6,125,458          $9.89
Exercised during the period...      (3,325,718)      $ 9.81       (1,402,136)    $ 9.79     (1,748,700)         $7.93
Forfeited during the period...        (288,136)     $ 20.21         (247,334)    $13.71       (164,000)         $8.97
                                    ----------                    ----------                ----------
Outstanding at end of period..      11,089.934      $ 16.01       13,522,288     $14.03     13,242,758         $11.39
                                    ==========                    ==========                ==========
Available for new stock
options at end of period......       4,002,500                     5,037,000                 6,940,000
                                    ==========                    ==========                ==========


At December 31, 2001, options to purchase 6,009,424 shares of Common Stock were currently exercisable at a weighted average exercise price of $12.10.

The following table contains additional information with respect to options at December 31, 2001:

                                                                                    Remaining
                                                                       Weighted      Weighted
                                                                        Average       Average
                                                        Number of      Exercise     Contractual
                                                         Options        Price      Life (In Years)
                                                        ---------      --------    ---------------
Options Outstanding at Exercise Price Ranges of:
    $  1.07 - $ 5.34 ...........................        1,330,262      $ 4.76         2.9
    $  7.25 - $11.55 ...........................        2,236,154      $ 9.28         5.6
    $ 12.54 - $15.75 ...........................        3,558,718      $14.10         6.3
    $ 17.25 - $22.57 ...........................        2,585,200      $21.48         8.8
    $ 30.30 - $40.70 ...........................        1,379,600      $32.40         8.3
                                                        ---------
                                                       11,089,934      $16.01         6.6
                                                       ==========

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 8 - Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:


                                                                          December 31,
                                                                      --------------------
                                                                        2001         2000
                                                                        ----         ----
  Deferred tax liabilities:
    Affiliation agreements..................................           $4,714       $5,404
    Difference between book and tax bases of assets.........           25,794       24,769
    Other...................................................              394          233
                                                                       ------       ------
    Total deferred tax liabilities .........................           30,902       30,406
                                                                       ------       ------
  Deferred tax assets.......................................
    Accrued liabilities and reserves........................            9,779       14,838
                                                                       ------       ------
 Net deferred tax liabilities...............................          $21,123      $15,568
                                                                      =======      =======

The components of the provision for income taxes follows:


                                                                       Year Ended December 31,
                                                                 --------------------------------------
    Current                                                        2001          2000            1999
                                                                   ----          ----            ----
        Federal.....................................             $40,490        $30,688         $10,345
        State.......................................                (481)         7,253           3,574
                                                                 -------        -------         -------
                                                                  40,009         37,941          13,919
                                                                 -------        -------         -------
    Deferred

        Federal.....................................               5,107         12,167          11,854
        State.......................................                 448            977            (403)
                                                                   -----         ------          ------
                                                                   5,555         13,144          11,451
                                                                   -----         ------          ------
     Income tax expense.............................             $45,564        $51,085         $25,370
                                                                 =======        =======         =======

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:

                                               Year Ended December 31,
                                               -----------------------
                                            2001          2000      1999
                                            ----          ----      ----
      Federal statutory rate.............   35.0%         35.0%     35.0%
      State taxes net of federal benefit      -            3.3       5.1
      Nondeductible amortization of
        intangible assets................   16.3          16.4      11.1
      Other, net.........................     -             -         .3
                                            -----         ----      ----
      Effective tax rate.................   51.3%         54.7%     51.5%
                                            =====         =====     =====

In 2001, 2000 and 1999, $32,901,  $9,734 and $9,800 respectively,  of income tax
benefits   attributable  to  employee  stock   transactions  were  allocated  to
shareholders' equity.

NOTE 9 - Related Party Transactions:

The Company is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc., pursuant to a five year Management Agreement which expires on March 31, 2004. Pursuant to the Management Agreement, the Company paid or accrued expenses aggregating $3,983 in 2001 ($5,022 in 2000 and $3,613 in 1999). As part of the Management Agreement, Infinity was granted 4,000,000 warrants to acquire shares of Common Stock which became exercisable after the Company's Common Stock reached certain market prices per share. In 2001, Infinity sold its $10.00 warrants, representing 2,000,000 shares of Common Stock, to the Company, receiving net proceeds aggregating $41,350. At December 31, 2001, Infinity owned warrants to purchase 2,000,000 shares of the Company's Common Stock at $12.50. Those warrants are fully vested.

On March 31, 1997, the Company entered into a Representation Agreement with CBS, a wholly-owned subsidiary of Viacom Inc. In addition, many of Infinity's radio stations are affiliated with the Company's radio networks and the Company purchases several programs from Infinity. During 2001 the Company incurred expenses aggregating approximately $77,444 for the Representation Agreement and Infinity affiliations and programs ($77,578 in 2000 and $70,241 in 1999).

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 10 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2001, are set forth below:

          Year
          ----
          2002...................................               $65,971
          2003...................................                56,012
          2004...................................                31,505
          2005...................................                12,174
          2006...................................                11,261
                                                                -------
                                                               $176,923
                                                               ========

NOTE 11 - Supplemental Cash Flow Information:

Supplemental information on cash flows, is summarized as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   2001      2000        1999
                                                   ----      ----        ----
Cash paid for:

   Interest..............................         $8,473    $11,017     $10,712
   Income taxes..........................          8,403     28,569       3,634

The Company had certain non-cash investing and financing activities in 2001, 2000 and 1999. During 2001, $6,723 of lease assets and obligations were capitalized. During 1999, the Company merged with Metro (see Note 2) issuing approximately 50,224,000 shares of its Common Stock in exchange for all the issued and outstanding shares of common and preferred stock of Metro.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



NOTE 12 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2001 and 2000.

(In thousands, except per share data)





                                           First      Second         Third       Fourth      For the
                                          Quarter     Quarter       Quarter      Quarter      Year
                                          -------     -------       -------      -------     -------
    2001
    ----

Net revenues.........................    $121,569    $133,684       $123,983    $136,704    $515,940
Operating income.....................      12,310      28,007         23,111      34,965      98,393
Net income...........................       4,600      12,132         10,181      16,282      43,195
Net income per share:
  Basic..............................       $0.04       $0.11          $0.10       $0.15       $0.40
  Diluted............................        0.04        0.11           0.09        0.15        0.38

    2000
    ----

Net revenues.........................    $122,102    $136,501       $139,014    $156,076    $553,693
Operating income.....................      12,247      27,494         24,180      39,573     103,494
Net income...........................       3,956      10,644          9,870      17,813      42,283
Net income per share:
  Basic..............................       $0.04       $0.10          $0.09       $0.16       $0.38
  Diluted............................        0.03        0.09           0.09        0.16        0.36


                               WESTWOOD ONE, INC.
                          FINANCIAL STATEMENT SCHEDULE
                             (Dollars in Thousands)

Schedule V - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts


                                         Additions                        Deductions
               Balance at     ----------------------------------        -----------------      Balance at
              Beginning of    Charged to Costs       Charged to            Write-offs and        End of
                 Period         And Expenses      Other Accounts        Other Adjustments        Period
              ------------    ----------------------------------        -----------------      ----------

2001            $9,356            $1,968                 -                  $(2,042)            $9,282

2000             7,714            12,112                 -                  (10,470)             9,356

1999             3,720             4,994                 -                   (1,000)             7,714

