Form 10-Q
period 2002-03-31
WESTWOOD ONE INC /DE/
filed 2002-05-09
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2002                 Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             95-3980449
-------------------------------                              -------------------
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

As of May 1, 2002, 106,427,217 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.
                               ------------------

                                    INDEX
                                    -----




PART I.  FINANCIAL INFORMATION:                             Page No.
                                                            --------

         Consolidated Balance Sheets                           3

         Consolidated Statements of Operations                 4

         Consolidated Statements of Cash Flows                 5

         Notes to Consolidated Financial Statements            6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                            8





PART II. OTHER INFORMATION                                    10

         SIGNATURES                                           12

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  March 31,             December 31,
                                                                                    2002                   2001
                                                                                    ----                   ----
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 9,560              $   4,509
  Accounts receivable, net of allowance for doubtful accounts
     of $8,383 (2002) and $9,282 (2001)                                            115,852                123,733
  Other current assets                                                               5,940                 10,240
                                                                                  --------              ---------
         Total Current Assets                                                      131,352                138,482
PROPERTY AND EQUIPMENT, NET                                                         55,999                 56,778
GOODWILL                                                                           991,043                978,011
INTANGIBLE ASSETS, NET                                                              11,447                 25,326
OTHER ASSETS                                                                         9,498                  9,375
                                                                                  --------              ---------
         TOTAL ASSETS                                                           $1,199,339             $1,207,972
                                                                                ==========             ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $34,556                $33,729
  Current maturity of long-term debt                                                 8,750                  7,500
  Other accrued expenses and liabilities                                            57,507                 64,286
                                                                                ----------             ----------
         Total Current Liabilities                                                 100,813                105,515
LONG-TERM DEBT                                                                     167,000                152,000
DEFERRED INCOME TAXES                                                               22,013                 21,123
OTHER LIABILITIES                                                                   12,956                 13,963
                                                                                ----------             ----------
          TOTAL LIABILITIES                                                        302,782                292,601
                                                                                ----------             ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                         -                      -
  Common stock, $.01 par value: authorized,  274,237 shares;
    issued and outstanding, 107,807 (2002) and 106,862 (2001)                        1,078                  1,069
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2002 and 2001)                                          7                      7
  Additional paid-in capital                                                       808,281                804,429
  Accumulated earnings                                                             127,309                109,866
                                                                                ----------             ----------
                                                                                   936,675                915,371
  Less treasury stock, at cost; 1,213 (2002) shares                                (40,118)                  -
                                                                                ----------             ----------
          TOTAL SHAREHOLDERS' EQUITY                                               896,557                915,371
                                                                                ----------             ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,199,339             $1,207,972
                                                                                ==========             ==========



          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                            Three Months Ended
                                                                 March 31,
                                                                 --------
                                                            2002          2001
                                                            ----          ----

GROSS REVENUES                                            $146,667     $140,477
 Less Agency Commissions                                    20,371       18,908
                                                          --------     --------
NET REVENUES                                               126,296      121,569
                                                          --------     --------
Operating Costs and Expenses Excluding
 Depreciation and Amortization                              92,401       90,441
Depreciation and Amortization                                2,835       17,007
Corporate General and Administrative Expenses                1,737        1,811
                                                          --------     --------
                                                            96,973      109,259
                                                          --------     --------
OPERATING INCOME                                            29,323       12,310
Interest Expense                                             1,758        2,846
Other Income                                                   (35)        (103)
                                                          --------     --------
INCOME  BEFORE INCOME TAXES                                 27,600        9,567
INCOME TAXES                                                10,157        4,967
                                                          --------     --------

NET INCOME                                                 $17,443       $4,600
                                                          ========     ========

NET INCOME  PER SHARE:
 BASIC                                                       $ .16        $ .04
                                                          ========     ========
 DILUTED                                                     $ .16        $ .04
                                                          ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC                                                     106,629      107,865
                                                          ========     ========
 DILUTED                                                   110,434      111,766
                                                          ========     ========


          See accompanying notes to consolidated financial statements
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                         --------
                                                                                  2002              2001
                                                                                  ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $17,443           $4,600
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                2,835           17,007
     Other                                                                        1,277              658
                                                                                -------           ------
                                                                                 21,555           22,265
    Changes in assets and liabilities:
     Decrease in accounts receivable                                              7,881           29,184
     Decrease in other assets                                                     3,628            2,370
     Increase (Decrease) in accounts payable and accrued liabilities              9,848           (8,935)
                                                                                -------           ------
           Net Cash Provided By Operating Activities                             42,912           44,884
                                                                                -------           ------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (1,022)          (1,723)
  Acquisition of companies and other                                                (32)            (185)
                                                                                -------           ------
           Net Cash Used For Investing Activities                                (1,054)          (1,908)
                                                                                -------           ------
           CASH PROVIDED BEFORE FINANCING ACTIVITIES                             41,858           42,976
                                                                                -------           ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                       12,491            3,232
  Borrowings under bank and other long-term obligations                          16,250                -
  Debt repayments and payments of capital lease obligations                           -          (32,895)
  Repurchase of common stock and warrants                                       (65,548)         (14,664)
                                                                                -------           ------
           NET CASH (USED IN) FINANCING ACTIVITIES                              (36,807)         (44,327)
                                                                                -------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              5,051           (1,351)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,509            6,757
                                                                                -------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $9,560           $5,406
                                                                                =======           ======



          See accompanying notes to consolidated financial statements.
                                      5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)


NOTE 1 - Basis of Presentation:
------------------------------

     The accompanying consolidated balance sheet as of March 31, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - Accounting Change - Goodwill and Other Intangible Assets
-----------------------------------------------------------------

     In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142") (collectively, the "Statements"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for under the purchase methods. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite -lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted these Statements, as required, on January 1, 2002.

     In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of 2002. The outcome of such impairment testing indicated that the fair value of the Company's intangible assets were in excess of their carrying value.

     At March 31, 2002, intangible assets subject to amortization primarily consisted of network affiliation agreements that are being amortized on an accelerated basis over periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years. At March 31, 2002, the Company's amortizable intangible assets gross value was $29,337 with accumulated amortization of $17,890. The Company's estimated aggregate amortization expense for fiscal year 2002, 2003, 2004, 2005 and 2006 are $1,800, $1,450, $1,450, $1,450 and $900, respectively.

     The following table provides a reconciliation of reported net income for the three months ended March 31, 2001 to net income that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

                                                              Three months ended
                                                                March 31, 2001
                                                              ------------------

Reported net income                                                  $4,600
  Add back goodwill amortization, net of tax                          8,735
                                                                    -------
Adjusted net income                                                 $13,335
                                                                    =======

Basic and diluted earnings per share:
  As reported                                                          $.04
  Goodwill amortization                                                 .08
                                                                       ----
  As adjusted                                                          $.12
                                                                       ====


NOTE 3 - Reclassification:
-------------------------

     Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 4 - Earnings Per Share:
---------------------------

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                           March 31,
                                   -----------------------
                                    2002              2001
                                    ----              ----
                  Warrants           394             1,154
                  Options          3,411             2,747

NOTE 5 - Debt:
-------------

     A March 31, 2002 the Company had outstanding borrowings of $175,750 under its bank revolving credit facility and additional available borrowings of $121,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                    (In thousands, except per share amounts)

RESULTS OF OPERATIONS

     Effective January 1, 2002, the Company adopted SFAS 141 and SFAS 142. The Statements prohibit retroactive application, and accordingly several comparisons to prior year reported amounts are not meaningful. As a result, the Company has included pro forma disclosures to compare the current year operating results to those that would have been reported had the Statements been applied as of January 1, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED
WITH THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue in the first quarter of 2002 was $126,296 compared with $121,569 in the first quarter of 2001. The increase in net revenue was principally related to the Company's exclusive radio broadcast of the Winter Olympics from Salt Lake City.

     Operating costs and expenses excluding depreciation and amortization increased 2% to $92,401 in the first quarter of 2002 from $90,441 in the first quarter of 2001. The increase was principally due to broadcast rights fees and other related costs associated with the Company's exclusive radio broadcast of the Winter Olympics, partially offset by tight cost controls, and reductions in affiliate compensation and personnel costs.

     Depreciation and amortization decreased $14,172, or 83%, to $2,835 in the first quarter of 2002 compared with $17,007 in the first quarter of 2001 due principally to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill.

     Corporate administrative expenses decreased 4% to $1,737 in the first quarter of 2002 from $1,811 in the first quarter of 2001. The decrease was primarily attributable to lower compensation expense.

     Operating income increased 138% to $29,323 in the first quarter of 2002 from $12,310 in the first quarter of 2001, primarily due to lower depreciation and amortization expense resulting from the Company's adoption of SFAS 142 and higher operating cash flow (EBITDA). On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income would have increased approximately 23%.

     Net interest expense decreased in the first quarter of 2002 to $1,723 from $2,743 in 2001. The decrease was due to lower interest rates, partially offset by slightly higher borrowing levels.

     Income tax expense in the first quarter of 2002 was $10,157 compared with $4,967 in the first quarter of 2001. The Company's effective income tax rate in 2002 is approximately 37% compared with a 52% effective tax rate in the first quarter of 2001. Both the Company's reported income tax expense and effective income tax rate were affected by the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, income tax expense would have increased by approximately 30% and the Company's effective income tax rate would have been approximately 37% in the first quarter of 2001.

     Net income in the first quarter of 2002 was $17,443 ($.16 per basic and diluted share) compared with $4,600 ($.04 per basic and diluted share) in the first quarter of 2001, an increase of approximately $12,843, or 279%. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income would have increased by approximately 31% and net income per basic and diluted share would have increased by approximately 32%.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 106,629 and 110,434, respectively, in the first quarter of 2002 compared with 107,865 and 111,766, respectively, in the first quarter of 2001. The decrease is principally attributable to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2002, the Company's cash and cash equivalents were $9,560, an increase of $5,051 from the December 31, 2001 balance.

     For the three months ended March 31, 2002 versus the comparable prior year period, net cash from operating activities decreased $1,972. The decrease was primarily attributable to changes in working capital.

     At March 31, 2002, the Company had available borrowings of $121,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $6,000 at the end of each quarter in 2002. In addition, the Company was required to repay its term loan by $3,750 per quarter in its third and fourth quarters of 2002. The Company paid its September 2002 term loan installment in February 2002 and its December 2002 term loan installment in April 2002. The Company has used its available cash to either repurchase its Common Stock and warrants and/or repay its debt. In the first quarter of 2002, the Company repurchased approximately 1,213 shares of Common Stock and 1,000 warrants at a cost of $65,548. In the month of April, the Company repurchased an additional 322 shares of Common Stock at a cost of approximately $12,058.

                            PART II OTHER INFORMATION

Items 1 through 5
-----------------

These items are not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
   (a)  EXHIBIT
        NUMBER                 DESCRIPTION
        -------
          3.1  Certificate of Incorporation of Registrant. (1)
          3.2  Agreement of Merger. (1)
          3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
          3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
          3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
          3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
          3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
          3.8  Bylaws of Registrant as currently in effect. (10)
          *10.1Employment  Agreement,  dated April 29, 1998,  between Registrant and Norman J. Pattiz. (12)
          10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
          10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents.
               (10)
          10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (16)
          10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
          10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition
               Corp. and Metro Networks, Inc. dated as of June 1, 1999 (13)
          *10.7Amendment  No. 1 to the  Agreement  and Plan Merger,  dated as of
               August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (14)
          10.8 Management Agreement, dated as of March 30, 1999, between Registrant and Infinity Broadcasting Corporation. (13)
          10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (11)
          10.10Westwood One Amended 1999 Stock Incentive Plan. (13) 10.11Westwood One, Inc. 1989 Stock Incentive Plan. (6)
          10.12Amendments  to  the  Westwood   One,  Inc.   Amended  1989  Stock
               Incentive Plan. (7) (9)
          10.13Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood
               One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (15)
          10.14Lease,   dated  December  18,  1991,   between  Valencia  Paragon
               Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (8)


   (b)   Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed for the three months ended March 31, 2002

**********************
* Indicates a management contract or compensatory plan.

          (1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference.
          (2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.

          (3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988, and incorporated herein by reference.
          (4) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
          (5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
          (6) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
          (7) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
          (8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
          (9) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
          (10) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
          (11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
          (12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
          (13) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
          (14) Filed as an exhibit to  Registrant's  current  report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
          (15) Filed as an exhibit to  Registrant's  Annual  Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
          (16) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WESTWOOD ONE, INC.




                                                  By: /S/ ROBERT FREEDLINE
                                                      ------------------
                                                      ROBERT FREEDLINE
                                                      Chief Financial Officer


                                                  Dated: May 8, 2002