Form 10-Q
period 2002-06-30
WESTWOOD ONE INC /DE/
filed 2002-08-12
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2002                  Commission File Number  0-13020


                               WESTWOOD ONE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                               95-3980449
-------------------------------                              -------------------
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

                       Yes     X                  No
                            ------                    ------

As of July 31, 2002, 106,106,010 shares of Common Stock were outstanding, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.
                               ------------------
                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION:                               Page No.
                                                              --------

         Consolidated Balance Sheets                             3

         Consolidated Statements of Operations                   4

         Consolidated Statements of Cash Flows                   5

         Notes to Consolidated Financial Statements              6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              9





PART II. OTHER INFORMATION                                      12

         SIGNATURES                                             15

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30         December 31,
                                                                                    2002              2001
                                            ASSETS                                  ----              ----
                                            ------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   12,051         $   4,509
  Accounts receivable, net of allowance for doubtful accounts
     of $10,320 (2002) and $9,282 (2001)                                           132,823           123,733
  Other current assets                                                               5,185            10,240
                                                                                ----------         ---------
                  Total Current Assets                                             150,059           138,482
PROPERTY AND EQUIPMENT, NET                                                         55,804            56,778
GOODWILL                                                                           991,043           978,011
INTANGIBLE ASSETS, NET                                                              10,845            25,326
OTHER ASSETS                                                                         8,964             9,375
                                                                                ----------        ----------
                    TOTAL ASSETS                                                $1,216,715        $1,207,972
                                                                                ==========        ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   31,424           $33,729
  Current maturity of long-term debt                                                10,000             7,500
  Other accrued expenses and liabilities                                            67,767            64,286
                                                                                ----------        ----------
                  Total Current Liabilities                                        109,191           105,515
LONG-TERM DEBT                                                                     182,000           152,000
DEFERRED INCOME TAXES                                                               22,941            21,123
OTHER LIABILITIES                                                                   12,797            13,963
                                                                                ----------        ----------
                  TOTAL LIABILITIES                                                326,929           292,601
                                                                                ----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                         -                 -
  Common stock, $.01 par value: authorized,  274,237 shares;
    issued and outstanding, 109,061 (2002) and 106,862 (2001)                        1,091             1,069
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2002 and 2001)                                          7                 7
  Additional paid-in capital                                                       816,167           804,429
  Accumulated earnings                                                             157,783           109,866
                                                                                ----------        ----------
                                                                                   975,048           915,371
  Less treasury stock, at cost; 2,447 (2002) shares                                (85,262)             -
                                                                                ----------        ----------
                  TOTAL SHAREHOLDERS' EQUITY                                       889,786           915,371
                                                                                ----------        ----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,216,715        $1,207,972
                                                                                ==========        ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      Three Months Ended          Six Months Ended
                                                                            June 30,                   June 30,
                                                                            --------                   --------

                                                                      2002          2001          2002          2001
                                                                      ----          ----          ----          ----
     GROSS REVENUES                                                 $164,299      $155,298      $310,966      $295,775
       Less Agency Commissions                                        23,487        21,614        43,858        40,522
                                                                    --------      --------      --------      --------
     NET REVENUES                                                    140,812       133,684       267,108       255,253
                                                                    --------      --------      --------      --------
     Operating Costs and Expenses Excluding
       Depreciation and Amortization                                  86,146        86,715       178,547       177,156
     Depreciation and Amortization                                     2,866        17,109         5,701        34,116
     Corporate General and Administrative Expenses                     2,064         1,853         3,801         3,664
                                                                    --------      --------      --------      --------
                                                                      91,076       105,677       188,049       214,936
                                                                    --------      --------      --------      --------
     OPERATING INCOME                                                 49,736        28,007        79,059        40,317
     Interest Expense                                                  1,677         2,089         3,435         4,935
     Other Expense (Income)                                              (41)        1,183           (76)        1,080
                                                                    --------      --------      --------      --------
     INCOME BEFORE INCOME TAXES                                       48,100        24,735        75,700        34,302
     INCOME TAXES                                                     17,626        12,603        27,783        17,570
                                                                    --------      --------      --------      --------

     NET INCOME                                                      $30,474       $12,132       $47,917       $16,732
                                                                    ========      ========      ========      ========

     NET INCOME PER SHARE:
        BASIC                                                          $ .29         $ .11         $ .45         $ .15
                                                                    ========      ========      ========      ========
        DILUTED                                                        $ .28         $ .11         $ .43         $ .15
                                                                    ========      ========      ========      ========

     WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                        106,751       108,377       106,690       108,121
                                                                    ========      ========      ========      ========
        DILUTED                                                      110,092       113,544       110,177       112,739
                                                                    ========      ========      ========      ========



          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                    2002           2001
                                                                                    ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                      $47,917         $16,732
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               5,701          34,116
        Other                                                                       2,344           2,745
                                                                                ---------         -------
                                                                                   55,962          53,593
        Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                              (3,751)         20,577
           (Increase) Decrease  in other assets                                     5,055             (14)
           Increase in accounts payable and accrued liabilities                    32,535           2,659
                                                                                ---------         -------
                  Net Cash Provided By Operating Activities                        89,801          76,815
                                                                                ---------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (2,660)         (4,044)
  Acquisition of companies and other                                                 (740)            103
                                                                                ---------         -------
                  Net Cash Used For Investing Activities                           (3,400)         (3,941)
                                                                                ---------         -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                        86,401          72,874
                                                                                ---------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         25,080          17,408
  Borrowings under bank and other long-term obligations                            32,500             -
  Debt repayments and payments of capital lease obligations                          (107)        (49,761)
  Repurchase of common stock and warrants                                        (136,332)        (44,871)
                                                                                ---------         -------
                  NET CASH (USED IN) FINANCING ACTIVITIES                         (78,859)        (77,224)
                                                                                ---------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                7,542          (4,350)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,509           6,757
                                                                                ---------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $12,051          $2,407
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

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - Accounting Change - Goodwill and Other Intangible Assets
-----------------------------------------------------------------

     In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations"
("SFAS 141") and No. 142 "Goodwill  and Other  Intangible  Assets  ("SFAS 142")
(collectively, the "Statements"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for under the purchase method. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite - lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted these Statements, as required, on January 1, 2002.

     In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of 2002. The outcome of such impairment testing indicated that the fair value of the Company's intangible assets were in excess of their carrying value.

     Intangible assets subject to amortization primarily consists of network affiliation agreements that are being amortized on an accelerated basis over periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years. At June 30, 2002, the Company's amortizable intangible assets gross value was $29,337 with accumulated amortization of $18,492. The Company's estimated aggregate amortization expense for fiscal year 2002, 2003, 2004, 2005 and 2006 are $1,800, $1,450, $1,450, $1,450 and $900, respectively.

     The following table provides a reconciliation of reported net income for the three and six month periods ended June 30, 2001 to net income that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

                                                      Three months ended    Six months ended
                                                         June 30, 2001        June 30, 2001
                                                      ------------------    ----------------
         Reported net income                                 $12,132             $16,732
         Add back goodwill amortization, net of tax           11,736              20,471
                                                             -------             -------
         Adjusted net income                                 $23,868             $37,203
                                                             =======             =======
         Earnings per share:
           Basic -
              As reported                                      $0.11               $0.15
              Goodwill amortization                             0.11                0.19
                                                               -----               -----
              As adjusted                                      $0.22               $0.34
                                                               =====               =====
         Diluted:
              As reported                                      $0.11               $0.15
              Goodwill amortization                             0.10                0.18
                                                               -----               -----
              As adjusted                                      $0.21               $0.33
                                                               =====               =====

NOTE 3 - Reclassification:
--------------------------

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

               Three Months Ended                      Six Months Ended
                    June 30,                                June 30,
               ------------------                      ----------------

               2002           2001                     2002        2001
               ----           ----                     ----        ----
Warrants        220          1,429                      286       1,363
Options       3,121          3,738                    3,201       3,255

NOTE 4 - Debt:
--------------

     At June 30, 2002 the Company had outstanding borrowings of $192,000 under its bank revolving credit facility and available borrowings of $95,000. The Company is in compliance with all its debt covenants.

NOTE 5 - Related Party Transactions:
------------------------------------

     The Company is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc. ("Viacom"), pursuant to an amended Management Agreement which expires on March 31, 2009.

     The Company amended its Representation, Registration Rights, License and Programming Agreements with Infinity on April 15, 2002 to principally extend the expiration dates of those agreements to March 31, 2009 from March 31, 2004.

     The amendment to the Management Agreement, which was approved by shareholders on May 29, 2002 provides for the issuance of warrants to purchase up to 4,500 shares of the Company's Common Stock at exercise prices based on a formula tied to the Company's future stock price.

     For a more detailed description of the amendments made to the Infinity Management Agreement and Representation, Registration Rights, License and Programming Agreements with Infinity, refer to the Company's April 29, 2002 proxy statement.

     In 2002, the Company repurchased warrants representing 2,000 shares of Company Stock for $51,070.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED
WITH THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $7,128, or 5.3%, to $140,812 in the second quarter of 2002 from $133,684 in the comparable prior year quarter. The increase in net revenue was due principally to increased advertising rates and better inventory management at both our network and traffic divisions, as well as a result of creating new programming.

     Operating costs and expenses excluding depreciation and amortization decreased $569, or .7%, to $86,146 in the second quarter of 2002 from $86,715 in the second quarter of 2001. The decrease was principally due to tight cost controls, and reductions in affiliate compensation and personnel costs, partially offset by higher bad debt expense.

     Depreciation and amortization decreased $14,243, or 83.2% to $2,866 in the second quarter of 2002 as compared with $17,109 in the second quarter of 2001 due principally to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill.

     Corporate general and administrative expenses increased $211, or 11.4%, to $2,064 in the second quarter of 2002 from $1,853 in the comparable 2001 quarter. The increase is principally attributable to higher administrative and compensation expenses.

     Operating income increased $21,729, or 77.6%, to $49,736 in the second quarter of 2002 from $28,007 in the second quarter of 2001, primarily due to higher net revenue as well as lower depreciation and amortization expense resulting from the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income increased approximately 25.6%.

     Interest expense decreased 19.7% to $1,677 in the second quarter of 2002 from $2,089 in 2001. The decrease is principally attributable to lower interest rates.

     Other income in the second quarter of 2002 was $41 compared with other expense of $1,183 in the second quarter of 2001, an increase of $1,224. The 2001 expense is principally attributable to a 2001 non-cash charge to write-down the carrying value of the Company's investments in internet companies, principally Sportsline USA, to its estimated market value.

     Income taxes increased $5,023, or 39.9%, to $17,626 in the second quarter of 2002 from $12,603 in the second quarter of 2001. The Company's effective income tax rate in the first half of 2002 is approximately 36.7% compared with a 51.2% effective tax rate in the first half of 2001. Both the Company's reported income tax expense and effective income tax rate were affected by the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, income tax expense would have increased by approximately 41.4% and the Company's effective income tax rate would have been approximately 35.3% in the first half of 2001. Principally, all of the 2002 income tax expense is non-cash as a result of tax deductions related to stock option exercises and warrant purchases.

     Net income increased $18,342, or 151.2%, to $30,474 ($.29 per basic share and $.28 per diluted share) in the second quarter of 2002 from $12,132 ($.11 per basic and diluted share) in the second quarter of 2001. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income would have increased by approximately 27.7%, net income per basic share would have increased by approximately 29.6% and net income per diluted share would have increased by approximately 31.7%.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 106,751 and 110,092, respectively, in the second quarter of 2002 as compared with 108,377 and 113,544 in the second quarter of 2001. The decrease is principally attributable to the Company's stock repurchase program.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED
WITH SIX MONTHS ENDED JUNE 30, 2001
---------------------------------------

     Net revenue for the first half of 2002 increased 4.6% to $267,108 from $255,253 in the first half of 2001. The increase in net revenue was attributable to the Company's exclusive radio broadcast of the Winter Olympics from Salt Lake City, higher advertising rates and better inventory management at both our network and traffic divisions, as well as a result of launching new programming.

     Operating costs and expenses increased .8% to $178,547 in the first half of 2002 from $177,156 in the comparable 2001 period. The increase was principally due to broadcast rights fees and other related cost associated with the Company's exclusive radio broadcast of the Winter Olympics and higher bad debt expense, partially offset by reductions in affiliate compensation and personnel costs.

     Depreciation and amortization decreased 83.3% to $5,701 in the first half of 2002 as compared with $34,116 in the first half of 2001. The decrease is principally attributable to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill.

     Operating income increased $38,742, or 96.1%, to $79,059 in the first half of 2002 from $40,317 in the comparable 2001 period primarily due to higher net revenue as well as lower depreciation and amortization expense resulting from the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income increased approximately 24.5%.

     Interest expense decreased 30.4% to $3,435 in the first half of 2002 from $4,935 in the comparable 2001 period. The decrease results principally from lower interest rates.

     Net income increased 186.4% to $47,917 ($.45 per basic share and $.43 per diluted share) in the first half of 2002 from $16,732 ($.15 per basic and diluted share) in the comparable 2001 period. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income would have increased approximately 28.8%, net income per basic share would have increased by approximately 30.5% and net income per diluted share would have increased by approximately 31.8%.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 106,690 and 110,177, respectively, in the first six months of 2002 as compared with 108,121 and 112,739 in the comparable 2001 period. The decrease is principally attributable to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2002, the Company's cash and cash equivalents were $12,051, an increase of $7,542 from December 31, 2001.

     For the six months ended June 30, 2002, net cash provided by operating activities was $89,801 as compared with $76,815 for the six months ended June
30, 2001, an increase of $12,986. Included in net cash provided by operating activities is the income tax benefit attributable to stock option exercises and warrant purchases ($37,750 in 2002 and $15,400 in 2001) that was charged directly to shareholders' equity. The cash flow from operations combined with bank borrowings was used to fund the Company's stock buy-back program.

     At June 30, 2002, the Company had available borrowings of $95,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $6,000 at the end of each quarter in 2002. In addition, the Company is required to repay its term loan by $3,750 per quarter in 2002. The Company has extinguished all term loan installments which were due in 2002. In 2003, the quarterly term loan repayments increase to $5,000 per quarter.

     The Company has used its available cash to either repurchase its Common Stock and warrants and/or repay its debt. In the first six months of 2002, the Company repurchased 4,447 common shares and warrants at a cost of $136,332. Subsequent to the quarter through July 31, 2002, the Company repurchased an additional 530 shares of Common Stock at a cost of approximately $16,715.

                            PART II OTHER INFORMATION
                            -------------------------
Items 1 through 3
-----------------

     These items are not applicable.

Items 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

(a)  The Annual Meeting of Shareholders of the Company was held on May 29, 2002.

(b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B Stock voted together on all matters except for the election of Class III Directors, for which holders of Common Stock voted alone for the election of Mr. Greenberg):

     1)   Election of Class III Directors:

                                           FOR                  WITHHELD
                                           ---                  --------
          Gerald Greenberg             100,926,099               267,454
          Joel Hollander               135,654,129               712,124
          Steven Lerman                135,358,726             1,007,527


2)   Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as  the
     independent accountants of the Company for fiscal 2001.

                  FOR                  134,630,804
                  AGAINST                1,730,038
                  ABSTAIN                    5,411

3) Authorization of the Letter Agreement between the Company and Infinity which extends the terms of, and makes other changes to, certain agreements entered into between the Company and Infinity and provides for the issuance of warrants to Infinity:

                   FOR                 114,568,960
                   AGAINST                 131,947
                   ABSTAIN              16,024,156
                   NON-VOTE              5,641,190

4)   Approval of an amendment to the Company's certificate of incorporation:

                   FOR                 130,595,712
                   AGAINST                 101,792
                   ABSTAIN                  27,559
                   NON-VOTE              5,641,190

Item 5
------

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

3.1  Certificate of Incorporation of Registrant. (1)
3.2  Agreement of Merger. (1)
3.3 Certificate of Amendment of Certificate of Incorporation, as filed on October 10, 1986. (2)
3.4 Certificate of Amendment of Certificate of Incorporation, as filed on October 9, 1986. (3)
3.5 Certificate of Amendment of Certificate of Incorporation, as filed on March 23, 1987. (3)
3.6 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:00 a.m. (3)
3.7 Certificate of Correction of Certificate of Amendment, as filed on March 31, 1987 at 10:01 a.m. (3)
3.8 Certificate of Amendment of Certificate of Incorporation, as filed on July 23, 2002.
3.9  Bylaws of Registrant as currently in effect. (10)
*10.1Employment  Agreement,  dated April 29, 1998, between Registrant and Norman
     J.Pattiz. (12)
10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (4)
10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (10)
10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (16)
10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (5)
10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (13)
*10.7Amendment No. 1 to the  Agreement  and Plan Merger,  dated as of August 20,
     1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (14)
10.8 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (13) (17)
10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (11)(17)
10.10 Westwood One Amended 1999 Stock Incentive Plan. (13)
10.11 Westwood One, Inc. 1989 Stock Incentive Plan. (6)
10.12Amendments  to the Westwood One, Inc.  Amended 1989 Stock  Incentive  Plan.
     (7)(9)
10.13Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc.
     and between Infinity and Westwood One, Inc. relating to New York, New York offices. (15)
10.14Lease, dated December 18, 1991, between Valencia Paragon Associates, Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (8)

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed for the three months ended June 30, 2002

**********************
* Indicates a management contract or compensatory plan

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference
(2) Filed as an exhibit to Registrant's registration statement on Form S-1 (Registration Number 33-9006) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8 dated March 1, 1988 and incorporated herein by reference.
(4) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
(5) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(6) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's April 29, 2002 proxy statement and incorporated herein by reference.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WESTWOOD ONE, INC.




                                           By:/S/ Joel Hollander
                                              ----------------------------------
                                              Joel Hollander
                                              Chief Executive Officer

                                           By:/S/Jacques Tortoroli
                                              ----------------------------------
                                              Jacques Tortoroli
                                              Chief Financial Officer




                                           Dated: August 7, 2002