Form 10-Q
period 2002-09-30
WESTWOOD ONE INC /DE/
filed 2002-11-14
CIK 771950

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2002              Commission File Number 0-13020


                               WESTWOOD ONE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                           95-3980449
-------------------------------                           ----------------------
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

As of October 31, 2002, 105,398,318 shares of Common Stock, excluding treasury shares, and 703,466 shares of Class B Stock were outstanding.

                               WESTWOOD ONE, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION:                                         Page No.


         Consolidated Balance Sheets at September 30, 2002
          (Unaudited) and December 31, 2001                                3

         Consolidated Statements of Operations (Unaudited) for
          the three and nine months ended September 30, 2002 and 2001      4

         Consolidated Statements of Cash Flows (Unaudited) for the
          nine months ended September 30, 2002 and 2001                    5

         Notes to Consolidated Financial Statements (Unaudited)            6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                        9






PART II. OTHER INFORMATION                                                13

         SIGNATURES                                                       15

         CERTIFICATIONS                                                   16

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       September 30,        December 31,
                                                                           2002                 2001
                                                                           ----                 ----
                                                                        (Unaudited)
                                           ASSETS
                                           ------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  8,832            $   4,509
  Accounts receivable, net of allowance for doubtful accounts
     of $11,629 (2002) and $9,282 (2001)                                   122,460              123,733
  Other current assets                                                       8,901               10,240
                                                                          --------            ---------
         Total Current Assets                                              140,193              138,482
PROPERTY AND EQUIPMENT, NET                                                 54,597               56,778
GOODWILL                                                                   991,043              978,011
INTANGIBLE ASSETS, NET                                                      10,246               25,326
OTHER ASSETS                                                                 8,419                9,375
                                                                          --------            ---------
            TOTAL ASSETS                                                $1,204,498           $1,207,972
                                                                        ==========           ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                      $   27,426           $   33,729
  Current maturity of long-term debt                                        10,000                7,500
  Other accrued expenses and liabilities                                    69,591               64,286
                                                                        ----------           ----------
         Total Current Liabilities                                         107,017              105,515
LONG-TERM DEBT                                                             188,000              152,000
DEFERRED INCOME TAXES                                                       24,151               21,123
OTHER LIABILITIES                                                           11,993               13,963
                                                                        ----------           ----------
         TOTAL LIABILITIES                                                 331,161              292,601
                                                                        ----------           ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                -                     -
  Common stock, $.01 par value: authorized,  274,237 shares;
    issued and outstanding, 109,286 (2002) and 106,862 (2001)                1,093                1,069
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2002 and 2001)                                  7                    7
  Additional paid-in capital                                               820,177              804,429
  Accumulated earnings                                                     184,485              109,866
                                                                        ----------           ----------
                                                                         1,005,762              915,371
  Less treasury stock, at cost; 3,887 (2002) shares                       (132,425)                -
                                                                        ----------           ----------
         TOTAL SHAREHOLDERS' EQUITY                                        873,337              915,371
                                                                        ----------           ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,204,498           $1,207,972
                                                                        ==========           ==========




          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; In thousands, except per share amounts)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                             -------------                  -------------
                                                          2002           2001           2002            2001
                                                          ----           ----           ----            ----

GROSS REVENUES                                           $155,738       $144,215        $466,704        $439,990
  Less Agency Commissions                                  21,909         20,232          65,767          60,754
                                                         --------       --------        --------        --------
NET REVENUES                                              133,829        123,983         400,937         379,236
                                                         --------       --------        --------        --------

Operating Costs and Expenses Excluding
  Depreciation and Amortization                            85,268         82,183         263,815         259,339
Depreciation and Amortization                               2,879         17,015           8,580          51,131
Corporate General and Administrative Expenses               2,202          1,674           6,003           5,338
                                                         --------       --------        --------        --------
                                                           90,349        100,872         278,398         315,808
                                                         --------       --------        --------        --------
OPERATING INCOME                                           43,480         23,111         122,539          63,428
Interest Expense                                            1,682          2,075           5,117           7,010
Other Income                                                  (27)           (75)           (103)          1,005
                                                         --------       --------        --------        --------
INCOME BEFORE INCOME TAXES                                 41,825         21,111         117,525          55,413
INCOME TAXES                                               15,123         10,930          42,906          28,500
                                                         --------       --------        --------        --------

NET INCOME                                                $26,702        $10,181         $74,619         $26,913
                                                          =======        =======         =======         =======
NET EARNINGS PER SHARE:
   BASIC                                                    $0.25          $0.10           $0.70           $0.25
                                                          =======        =======         =======         =======
   DILUTED                                                  $0.25          $0.09           $0.68           $0.24
                                                          =======        =======         =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                  105,962        106,852         106,447         107,698
                                                          =======        =======         =======         =======

   DILUTED                                                108,815        111,165         109,638         112,219
                                                          =======        =======         =======         =======


          See accompanying notes to consolidated financial statements
                                       4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; In thousands)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                          -------------
                                                                       2002           2001
                                                                       ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                          $74,619         $26,913
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                       8,580          51,131
   Deferred taxes and other                                            3,446           2,885
                                                                     -------         -------
                                                                      86,645          80,929
   Changes in assets and liabilities:
    Decrease in accounts receivable                                    1,273          23,174
    Decrease in other assets                                           1,339           2,034
    Increase in accounts payable and accrued liabilities              36,344          18,442
                                                                     -------         -------
          Net Cash Provided By Operating Activities                  125,601         124,579
                                                                     -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                                 (3,298)         (5,934)
 Acquisition of companies and other                                     (762)         (6,211)
                                                                     --------        -------
          Net Cash Used For Investing Activities                      (4,060)        (12,145)
                                                                     --------        --------
          CASH PROVIDED BEFORE FINANCING ACTIVITIES                   121,541         112,434
                                                                     --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                              28,024          18,471
 Borrowings under bank and other long-term obligations                 38,500             -
 Debt repayments and payments of capital lease obligations               (247)        (21,366)
 Repurchase of common stock and warrants                             (183,495)       (107,639)
                                                                     --------        --------
          NET CASH (USED IN) FINANCING ACTIVITIES                    (117,218)       (110,534)
                                                                     --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,323           1,900

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,509           6,757
                                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $8,832          $8,657
                                                                     ========        ========


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Tabular amounts in thousands, except per share data)


NOTE 1 - Basis of Presentation:
-------------------------------

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

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

     Intangible assets subject to amortization primarily consists of network affiliation agreements that are being amortized on an accelerated basis over periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years. At September 30, 2002, the Company's amortizable intangible assets gross value was approximately $29.3 million with accumulated amortization of approximately $19.1 million. The Company's estimated aggregate amortization expense for fiscal year 2002, 2003, 2004, 2005 and 2006 are $1.8 million, $1.5 million, $1.5 million, $1.5 million and $.9 million, respectively.

     The following table provides a reconciliation of reported net income for the three and nine month periods ended September 30, 2001 to net income that would have been reported had SFAS No. 142 been applied as of January 1, 2001:



                                                        Three months ended       Nine Months ended
                                                           Sept. 30, 2001          Sept. 30, 2001
                                                           --------------          --------------
  Reported net income                                         $10,181                 $26,913
  Add back goodwill amortization, net of tax                   10,935                  31,406
  Adjusted net income                                         $21,116                 $58,319

  Net earnings per share:
    Basic -
      As reported                                               $0.10                   $0.25
      Goodwill amortization                                      0.10                    0.29
      As adjusted                                               $0.20                   $0.54

    Diluted:
      As reported                                               $0.09                   $0.24
      Goodwill amortization                                      0.10                    0.28
      As adjusted                                               $0.19                   $0.52



NOTE 3 - Net Earnings Per Share:
--------------------------------

     Net earnings per share is computed in accordance with SFAS No. 128. Basic earnings per share excludes all dilution and is calculated using the weighted average number of shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all financial instruments which may be exchanged for equity securities were exercised or converted to Common Stock.

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants that were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:


                        Three Months Ended             Nine Months Ended
                           September 30,                 September 30,
                        ------------------             -----------------
                       2002            2001            2002           2001
                       ----            ----            ----           ----
          Options      2,853           3,230           2,981         3,176
          Warrants       -             1,083             210         1,345

NOTE 4 - Debt:
--------------

     At September 30, 2002 the Company had outstanding borrowings of $198.0 million under its bank revolving credit facility and available borrowings of $78.0 million.

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

     The amendment to the Management Agreement, which was approved by shareholders on May 29, 2002, provides for the issuance of warrants to purchase up to 4.5 million shares of the Company's Common Stock at exercise prices based on a formula tied to the Company's future stock price.

     For a more detailed description of the amendments made to the Infinity Management Agreement and Representation, Registration Rights, License and Programming Agreements with Infinity, refer to the Company's April 29, 2002 proxy statement.

     In 2002, the Company repurchased warrants representing 2 million shares of Common Stock for $51.1 million.

NOTE 6 - Share Repurchase Program:
----------------------------------

     For the nine months ended September 30, 2002, the Company purchased approximately 5.9 million shares of Common Stock and warrants for approximately $183.5 million under its stock repurchase program, of which $47.2 million was spent in the third quarter for approximately 1.4 million shares of Common Stock. On September 25, 2002, the Company's Board of Directors approved an additional authorization to buy back up to $250 million of the Company's Common Stock.

NOTE 7 - Subsequent Event:
--------------------------

     The Company intends to raise $200 million in a private offering of a combination of 7 and 10 year senior unsecured notes by the beginning of December 2002. Proceeds from the planned offering will be used to repay outstanding borrowings under its current bank facility. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
WITH THREE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $9,846, or 7.9%, to $133,829 in the third quarter of 2002 from $123,983 in the comparable prior year quarter. The increase in net revenue was primarily attributable to higher advertising rates and better inventory management at both our network and traffic divisions, higher revenue associated with the Company's broadcast of the NFL as well as a result of creating new programming. The Company's third quarter 2001 revenues were also adversely affected by lost revenue from the cancellation and rescheduling of programming and advertiser commitments due to the events of September 11.

     Operating costs and expenses excluding depreciation and amortization increased $3,085 or 3.8%, to $85,268 in the third quarter of 2002 from $82,183 in the third quarter of 2001. The increase was due principally to costs associated with new programming and higher sports rights fees.

     Depreciation and amortization expense decreased $14,136, or 83.1%, to $2,879 in the third quarter of 2002 as compared with $17,015 in the third quarter of 2001. The decrease is principally attributable to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill.

     Corporate general and administrative expenses increased $528, or 31.5%, to $2,202 in the third quarter of 2001 from $1,674 in the comparable 2001 quarter. The increase is principally attributable to higher management incentive compensation.

     Operating income increased $20,369, or 88.1%, to $43,480 in the third quarter of 2002 from $23,111 in the third quarter of 2001, primarily due to higher net revenue as well as lower depreciation and amortization expense resulting from the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income increased approximately 25.5%.

     Interest expense decreased 18.9% to $1,682 in the third quarter of 2002 from $2,075 in the third quarter of 2001. The decrease is principally attributable to lower interest rates, partially offset by higher debt levels.

     Income taxes increased $4,193 or 38.4%, to $15,123 in the third quarter of 2002 from $10,930 in the third quarter of 2001. The Company's effective income tax rate in the first nine months of 2002 is approximately 36.5% compared with a 51.4% effective tax rate in the first nine months of 2001. Both the Company's reported income tax expense and effective income tax rate were affected by the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, income tax expense would have increased by approximately 31.2% and the Company's effective income tax rate would have been approximately 35.3% in the first nine months of 2001. Principally, all of the 2002 income tax expense is non-cash as a result of tax deductions related to stock option exercises and warrant purchases.

     Net income increased $16,521, or 162.3%, to $26,702 ($.25 per basic and diluted share) in the third quarter of 2002 from $10,181 ($.10 per basic share and $.09 per diluted share) in the third quarter of 2001. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income would have increased by approximately 28.0%, net income per basic share would have increased by approximately 26.5% and net income per diluted share would have increased by approximately 29.2%.

     Weighted average shares outstanding for the third quarter of 2002 were 105,962 basic shares and 108,815 diluted shares as compared with 106,852 basic shares and 111,165 diluted shares in the third quarter of 2001, a decrease of ..8% for basic shares and 2.1% for diluted shares. The decrease is primarily attributable to the Company's stock repurchase program.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
WITH NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------

     Net revenue for the first nine months of 2002 increased 5.7% to $400,937 from $379,236 in the first nine months of 2001. The increase in net revenue was attributable to higher advertising rates and better inventory management at both our network and traffic divisions, the exclusive radio broadcast of the Winter Olympics from Salt Lake City and as a result of new programming, including The Radio Factor with Bill O'Reilly.

     Operating costs and expenses excluding depreciation and amortization increased 1.7% to $263,815 in the first nine months of 2002 from $259,339 in the comparable 2001 period. The increase was principally due to broadcast rights fees and other related costs associated with the Company's exclusive radio broadcast of the Winter Olympics, higher bad debt expense, new program costs and higher sports rights fees, partially offset by reductions in affiliate compensation and personnel costs.

     Depreciation and amortization expense decreased 83.2% to $8,580 in the first nine months of 2002 as compared with $51,131 in the first nine months of 2001. The decrease is principally attributable to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill.

     Corporate general and administrative expenses increased 12.5% to $6,003 in the first nine months of 2002 from $5,338 in the comparable 2001 period. The increase is principally attributable to higher management incentive compensation.

     Operating income increased $59,111, or 93.2%, to $122,539 in the first nine months of 2002 from $63,428 in the comparable 2001 period primarily due to higher net revenue and lower depreciation and amortization expense resulting from the adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income increased approximately 24.8%.

     Interest expense decreased 27.0% to $5,117 in the first nine months of 2002 from $7,010 in the comparable 2001 period. The decrease is principally attributable to lower interest rates.

     Other income in the first nine months of 2002 was $103 compared with other expense of $1,005 in the comparable 2001 period, an increase of $1,108. The 2001 expense is principally attributable to a 2001 non-cash charge to write-down the carrying value of the Company's investments in internet companies, principally Sportsline USA, to its estimated market value.

     Net income increased 177.3% to $74,619 ($.70 per basic share and $.68 per diluted share) in the first nine months of 2002 from $26,913 ($.25 per basic share and $.24 per diluted share) in the comparable 2001 period. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income would have increased approximately 28.0%, net income per basic share would have increased by approximately 29.5% and net income per diluted share would have increased by approximately 31.0%.

     Weighted average shares outstanding for the first nine months of 2002 were 106,447 basic shares and 109,638 diluted shares as compared with 107,698 basic shares and 112,219 diluted shares in the first mine months of 2001. The decrease in shares was primarily attributable to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2002, the Company's cash and cash equivalents were $8,832, an increase of $4,323 from December 31, 2001.

     For the nine months ended September 30, 2002, net cash provided by operating activities was $125,601 as compared with $124,579 for the nine months ended September 30, 2001, an increase of $1,022. The cash flow from operations was principally used to fund the Company's stock buy-back program.

     At September 30, 2002, the Company had available borrowings of $78,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $6,000 at the end of each quarter in 2002. In addition, the Company is required to repay its term loan by $3,750 per quarter in 2002. The Company has paid all term loan installments which were due in 2002. The Company intends to raise $200,000 in a private offering of a combination of 7 and 10 year senior unsecured notes by the beginning of December 2002. Proceeds from the planned offering will be used to repay outstanding borrowings under its current bank facility. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     The Company has used its available cash and bank borrowings to repurchase its Common Stock and warrants. In the nine month period ended September 30, 2002, the Company repurchased approximately 5,887 shares of Common Stock and warrants at a cost of approximately $183,494. In October 2002, the Company repurchased an additional 539 shares of Common Stock at a cost of approximately $19,217.

CONTROLS AND PROCEDURES
-----------------------

     The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report and concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

Items 1 through 5

         These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)  EXHIBIT
     NUMBER               DESCRIPTION
     -------              -----------
     3.1  Certificate of Incorporation of Registrant. (1)
     3.2  Agreement of Merger. (1)
     3.3  Certificate of Incorporation, as filed on October 25, 2002.
     3.4  Bylaws of Registrant as currently in effect. (8)
     *10.1Employment  Agreement,  dated April 29, 1998,  between  Registrant and
          Norman J. Pattiz. (10)
     10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (2)
     10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (8)
     10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (14)
     10.5 Amendment One to the Amended and Restated Credit Agreement, dated October 24, 2002.
     10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (3)
     10.7 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (11)
     *10.8Amendment No. 1 to the  Agreement and Plan Merger,  dated as of August
          20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (12)
     10.9 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation.
          (11) (15)
     10.10Representation  Agreement,   dated  as  of  March  31,  1997,  between
          Registrant and CBS, Inc. (9) (15) 10.11 Westwood One Amended 1999 Stock Incentive Plan. (11)
     10.12 Westwood One, Inc. 1989 Stock Incentive Plan. (4)
     10.13Amendments  to the Westwood  One,  Inc.  Amended 1989 Stock  Incentive
          Plan. (5) (7)
     10.14Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One,
          Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (13)
     10.15Lease, dated December 18, 1991,  between Valencia Paragon  Associates,
          Ltd., and Unistar Communications Group, Inc. relating to Valencia, California offices. (6)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended September 30, 2002.
**********************
* Indicates a management contract or compensatory plan

(1) Filed as an exhibit to Registrant's registration statement on Form S-1 (File Number 2-98695) and incorporated herein by reference
(2) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
(3) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(4) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's April 29, 2002 proxy statement and incorporated herein by reference.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WESTWOOD ONE, INC.




                                        By:/s/JOEL HOLLANDER
                                           -----------------
                                           Joel Hollander
                                           Chief Executive Officer


                                        By:/s/ JACQUES TORTOROLI
                                           ---------------------
                                           Jacques Tortoroli
                                           Chief Financial Officer

                                        Dated:  November 14, 2002

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Joel Hollander,  Chief Executive Officer of the Company, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Westwood One, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







/s/ JOEL HOLLANDER
------------------
Joel Hollander
Chief Executive Officer
November 14, 2002

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Jacques Tortoroli, Chief Financial Officer of the Company, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Westwood One, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ JACQUES TORTOROLI
---------------------
Jacques Tortoroli
Chief Financial Officer
November 14, 2002