Form 10-K
period 2002-12-31
WESTWOOD ONE INC /DE/
filed 2003-03-26
CIK 771950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 2002
                                                                  OR
[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from _____ to ______
                             Commission file number 0-13020

                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              95-3980449
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 40 West 57th Street, 5th Floor                                     10019
        New York, NY                                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 641-2000

        Title of each class                             Name of Each Exchange on
Common Stock, par value [$0.01] per share                    Which Registered
                                                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 1, 2003 was approximately $2,894,000,000 assuming solely for the purpose of this calculation that all directors and officers of the registrant are "affiliates." The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2003, 103,118,508 shares (excluding treasury shares) of Common Stock, par value $0.01 per share, were outstanding and 703,466 shares of Class B Stock, par value $0.01 per share, were outstanding.

                       Documents Incorporated By Reference

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.  Business

In this report, "Westwood One," "Company," "registrant," "we," "us" and "our" refer to Westwood One, Inc.

General

Westwood One supplies radio and television stations with information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.

The Company's principal source of revenue is selling commercial airtime to advertisers through one of its two operating divisions: (i) Traffic/Information Division, which is comprised of Metro Networks, Inc. ("Metro") and "Shadow Traffic" and (ii) the Network Division. The Company generates revenue principally by selling audience it obtains from radio and television affiliates to local and national advertisers. This enables advertisers to purchase advertising time and have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences.

The Traffic/Information Division provides local traffic and information broadcast reports in over 90 Metro Survey Area markets (referred to herein as MSA markets) in the United States. The Network Division offers radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to seven 24-hour satellite-delivered continuous play music formats ("24/7 Formats") and weekday and weekend news and entertainment features and programs. These programs include: major sporting events including the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics; live, personality intensive talk shows; live concert broadcasts; countdown shows; music and interview programs; and exclusive satellite simulcasts with HBO and other cable networks.

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc., pursuant to a management agreement between the Company and Infinity which expires on March 31, 2009 (the "Agreement" or "Management Agreement").

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

Business Strategy/Services

Westwood One provides broad-based, local, regional or national audiences and commercial spots to advertisers through its recognized programming and other traffic and information products. The Company, through its various radio networks, produces and distributes quality programming to meet listener needs for information and to radio stations seeking to increase their listening audience and improve advertising revenue by differentiating themselves from their competitors. The Company sells advertising time to advertisers desiring to reach large listening audiences with specific demographic characteristics.

In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In 1996 and 1998, the Company acquired the operating assets of Shadow Traffic in a total of 14 major metropolitan markets (4 in 1996 and 10 in 1998). In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country's largest traffic service provider, Metro, which broadcasts information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 90 of the largest MSA markets. In late 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute"), a company which collects, organizes and distributes a database of advanced traveller information through various electronic media and telecommunications.

    Local Traffic and Information Programming

The Company, through its Traffic/Information Division, provides traffic reports and local news, weather and sports information programming to radio and television affiliates.

The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This permits the Company to easily resell the information to other third parties for distribution through the internet, wireless devices or personnel digital assistants ("PDA") and various other media systems. The Company's professional announcers read the customized reports on the air. The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often becomes integral "personalities" on such affiliates' station as a result of their significant on-air presence and interaction with the station's on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

The Company generally does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company's affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated such reports with its own resources.

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. Past examples have included providing live airborne coverage of the September 11 terrorist attack on the World Trade Center and the Seattle earthquake, among others. By using our news helicopters, the Company feeds live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provided live customized airborne reports for the Company's radio affiliates via the Company's Metro Source service, which is described below. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 90 markets and that is able to provide such customized reports to these markets.

Metro Source, an information service available to subscribing affiliates, is a total information system and digital audio workstation that allows the Company's news affiliates to receive via satellite and view, write, edit and report the latest news, features and show preparation material. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations which have subscribed to the service. Information and content for Metro Source are primarily generated from the Company's staff of news bureau chiefs, state correspondents and professional news writers and reporters.

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

    Television Programming Services

The Company supplies Television Traffic Services ("MetroTV Services") to over 200 television stations. Similar to its radio programming services, with its MetroTV Services the Company supplies customized information reports which are generally delivered on air by its reporters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

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

    Information Services

The Company's Information Services ("IS") develops non-broadcast traffic information. IS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. Accordingly, in 2000 the Company acquired the operating assets of SmartRoute Systems, Inc. ("SmartRoute"). The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to wireless subscribers via the Company's STAR JAM (TM) and STAR
FIND (TM) services. IS revenues are not presently a significant source of revenues to the Company.

The Company, through SmartRoute, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SmartTraveler brand name. In addition, the Company has participated in a number of federally funded Intelligent Transportation Systems Field Operational tests and Model Deployment Initiatives including the AZTech Model Deployment in Phoenix, the Smart Trek Model Deployment in Seattle, TravInfo, TransCal, St. Louis, Salt Lake City, the Atlanta Olympics Technology Showcase, Partners in Motion in the Washington DC area, Advanced Regional Traffic Interactive Management and Information System Program in Ohio, Kentucky and Indianapolis, ORION City Model deployment with Minnesota DOT and Traffic Wise in Indianapolis, and Advanced Traveler Information System in Massachusetts, Connecticut, Pennsylvania and New Jersey.

The Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. These relationships allow for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, and in-vehicle navigation and information systems.

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

Westwood One also produces and distributes special event syndicated programs. In 2002, the Company produced and distributed numerous special event programs, including exclusive broadcasts of The Grammy Awards, MTV's Live from The Rock and Roll Hall of Fame, VH1 Divas Las Vegas Special and The NFL Kick-Off Concert from Times Square in New York City, among others.

Westwood One obtains most of the programming for its concert series by recording live concert performances of prominent recording artists. The agreements with these artists often provide the exclusive right to broadcast the concerts worldwide over the radio (whether live or pre-recorded) for a specific period of time. The Company may also obtain interviews with the recording artist and retain a copy of the recording of the concert and the interview for use in its radio programs and as additions to its extensive tape library. The agreements provide the artist with master recordings of their concerts and nationwide exposure on affiliated radio stations. In certain cases, the artists may receive compensation.

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

Westwood One enters into affiliation agreements with radio stations which require the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company typically receives a portion of the commercial airtime and a cash fee from the affiliated stations for the right to broadcast the formats. Radio stations in the top 200 national markets may also receive compensation for airing national advertising spots.

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

The Company has personnel responsible for station sales and marketing its programs to radio stations. The Company's staff develops and maintains close, professional relationships with radio station personnel to provide them with quick programming assistance.

    Advertising Sales and Marketing

The Company packages its radio commercial airtime inventory on a network basis, covering all affiliates in relevant markets, either regionally or nationally. This packaged inventory typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime inventory on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this is a key factor in maintaining its affiliate relationships. The Company packages its television commercial airtime inventory on a regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime inventory and to optimize the efforts of the Company's national internal structure of sales representatives. The Company's advertising sales force is comprised of approximately 300 sales representatives.

In most of the markets in which the Traffic/Information Division conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of its competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered.

The Company's typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging approximately 25 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages which it then sells as an information sponsorship package to advertisers throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.
                                     -5-

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

Competition

In the MSA markets in which it operates, the Company's Traffic/Information Division competes for advertising revenue with local print and other forms of communications media including magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the recent consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, to gather information on their own.

The Company's Network Division operates in a very competitive environment. In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for network radio advertising expenditures. In addition, as with its Traffic/Information Division, the Network Division competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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

Government Regulation

Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the "FCC"). Westwood One, as a producer and distributor of radio programs and services, is generally not subject to regulation by the FCC. The Traffic/Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.

Employees

On February 1, 2003, Westwood One had approximately 2,660 employees, including an advertising sales force of approximately 300 people, and 900 part-time employees. In addition, the Company maintains continuing relationships with approximately 170 independent writers, program hosts, technical personnel and producers. Certain employees at the Company's traffic and network operations are covered by collective bargaining agreements. Including full and part-time employees, approximately 720 persons are covered by collective bargaining agreements. The Company believes relations with its employees, unions, and independent contractors are satisfactory.

Available Information

Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.westwoodone.com free of charge as soon as reasonably practicable after we file these reports with the SEC.

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

Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2002.

                                      PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

On February 1, 2003 there were approximately 235 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its 2002 shareholders' meeting the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". The following table sets forth the range of high and low last sales prices on the NYSE for the Common Stock for the calendar quarters indicated.

        2002                            High              Low
        ----                            ----              ---
        First Quarter                   $40.00            $28.80
        Second Quarter                   39.73             32.46
        Third  Quarte                    37.04             25.66
        Fourth Quarter                   38.98             31.72

        2001
        ----
        First Quarter                   $25.00            $18.18
        Second Quarter                   36.85             22.11
        Third Quarter                    36.50             21.00
        Fourth Quarter                   31.38             22.10

The Company does not intend to pay cash dividends. No cash dividend was paid on the Company's stock during 2002 or 2001, and the payment of dividends is restricted by the terms of its loan agreements.

                      Equity Compensation Plan Information

The following table contains information regarding equity compensation plans and warrants to be issued to Infinity as of December 31, 2002:

                              Number of securities to be
                                issued upon exercise of       Weighted average exercise       Number of securities
                                  outstanding options,          price of outstanding        remaining available for
    Plan Category                 warrants and rights       options, warrants and rights        future issuance
    -------------                 -------------------       ----------------------------        ---------------
Equity compensation plans
approved by security holders
   Options (1)                         9,442,330                       $19.40                      3,133,200
   Warrants (2)                        4,500,000                         (2)                          N/A

Equity compensation plans not
approved by security holders               -                              -                            -
                                      ----------                                                   ---------
Total                                 13,942,330                                                   3,133,200
                                      ==========                                                   =========

(1) - Options included herein were granted or are available for grant as part of the Company's 1989 and/or 1999 stock option plans that were approved by shareholders of the Company. The Company's 1999 stock option plan provides for mandatory grants of options to members of the Company's Board of Directors on an annual basis. The Compensation Committee of the Board of Directors approves periodic option grants to Executive Officers and other employees based on their contributions to the operations of the Company.
(2) - Warrants included herein were granted to Infinity in conjunction with the Infinity Management Agreement, and were approved by shareholders of the Company on May 29, 2002. Of the 4,500,000 warrants issued, two warrants to purchase 1,000,000 Common shares each have an exercise price of $43.11 and $48.36, respectively, and become exercisable only if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants. Of the remaining five warrants to purchase an aggregate of 2,500,000 Common shares, the exercise price for each of the five warrants will be equal to approximately 115%, 132%, 152%, 175%, and 201%, respectively, of the average price of the Company's Common Stock for the 15 trading days prior to January 2, 2004. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. Additionally, in order for the warrants to become exercisable, the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average.


Item 6.  SELECTED FINANCIAL DATA
         (In thousands except per share data)

The Selected Financial Data in the table below are derived from the consolidated financial statements of Westwood One. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

The per share amounts included herein have been restated to reflect on a retroactive basis the Company's two-for-one stock split which was effected on March 22, 2000.


                                                      2002 (1)         2001            2000         1999 (2)     1998 (3)
                                                      --------         ----            ----         --------     --------
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenues                                          $550,751       $515,940        $553,693       $358,305     $259,310

Operating and Corporate Costs, Excluding
  Depreciation and Amortization                        360,390        349,936         388,095        267,294      206,996

Depreciation and Amortization                           11,464         67,611          62,104         30,214       18,409

Operating Income                                       178,897         98,393         103,494         60,797       33,354

Net Income                                            $109,115        $43,195         $42,283        $23,887      $13,046
Income Per Basic Share                                  $ 1.03           $.40            $.38           $.33         $.22
Income Per Diluted Share                                $ 1.00           $.38            $.36           $.30         $.20

BALANCE SHEET DATA AT DECEMBER 31:

Current Assets                                        $153,628       $140,527       $ 153,881       $167,848      $85,663
Working Capital                                         63,542         35,012          15,679         39,843        7,111
Total Assets                                         1,266,312      1,210,017       1,285,556      1,333,153      345,279
Long-Term Debt                                         232,135        152,000         168,000        158,000      170,000
Total Shareholders' Equity                             903,040        915,371         949,892      1,019,775       77,218




(1) Results for the year ended December 31, 2002 include the effects of adopting Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Retroactive application was prohibited.
(2) Results for the year ended December 31, 1999 include the results of Metro from the date of the merger on September 22, 1999.
(3) Results for the year ended December 31, 1998 include the Shadow Traffic Operations for 10 markets from the time they were acquired in May 1998.
-- No cash dividend was paid on the Company's Common Stock during the periods presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (In thousands except for share and  per share amounts)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. The Statements require all business combinations to be accounted for under the purchase method and prohibits the amortization of goodwill and indefinite-lived intangible assets, requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and removes the forty-year limitation on the amortization period of intangible assets that have finite lives. As a result, the Company has included pro forma disclosures to compare the current year operating results to those that would have been reported had the Statements been applied as of January 1, 2001.

Discussions included herein related to "revenue" or "net revenues" corresponds to the financial statement caption of Net Revenues on the Company's Consolidated Statements of Operations. The principal components of Operating costs and expenses excluding depreciation and amortization are personnel costs (exclusive of corporate personnel), affiliate compensation, broadcast rights fees, program production and distribution costs, sales related expenses (including bad debt expenses, commissions, and promotional and advertising expenses), expenses related to the Company's representation agreement with Infinity and news expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Infinity Management Agreement, personnel costs and other administrative expenses.


Results of Operations

Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenues increased 7% to $550,751 in 2002 from $515,940 in 2001, and decreased 7% in 2001 from $553,693 in 2000. The 2002 increase in net revenue was due principally to increased advertising rates and better inventory management at both our network and traffic divisions, the exclusive radio broadcast of the Winter Olympics from Salt Lake City and as a result of launching new programming. The 2001 decrease in net revenue was due to non-recurring revenues from the 2000 Summer Olympics from Sydney, Australia, a reduction of spending by internet companies, the cancellation of programming and advertising commitments due to the events of September 11, 2001 and a slowdown in the advertising market generally.

Operating costs and expenses excluding depreciation and amortization increased 3% to $352,385 in 2002 from $343,120 in 2001, and decreased 10% in 2001 from
$380,346 in 2000. The 2002 increase was principally due to broadcast rights fees and other related costs associated with the Company's exclusive radio broadcast of the Winter Olympics, higher bad debt expense, new program costs and higher sports rights fees, partially offset by reductions in personnel costs and affiliate compensation. The 2001 decrease was primarily attributable to the non-recurrence of broadcast rights fees and related costs associated with the 2000 Summer Olympics, tight cost controls, reductions in affiliate and personnel costs, and lower revenue related expenses including bad debts, partially offset by operating costs incurred for the full year in 2001 associated with the operations of SmartRoute, whose assests were acquired in November 2000.

Depreciation and amortization decreased 83% to $11,464 in 2002 from $67,611 in 2001, and increased 9% in 2001 from $62,104 in 2000. The decrease in 2002 was principally attributable to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill and lower depreciation expense resulting from a change in useful lives surrounding certain studio and broadcasting equipment as well as a result of certain assets becoming fully depreciated. The 2001 increase was principally attributable to depreciation and amortization related to the acquisition of the operating assets of SmartRoute.

Corporate general and administrative expenses increased 17% to $8,005 in 2002 from $6,816 in 2001, and decreased 12% in 2001 from $7,749 in 2000. The 2002 increase was principally attributable to a higher incentive bonus earned by Infinity pursuant to the terms of the Management Agreement and higher insurance costs. The decrease in 2001 was principally attributable to a lower incentive bonus earned by Infinity pursuant to the terms of the Management Agreement.

Operating income increased 82% to $178,897 in 2002 from $98,393 in 2001, and decreased 5% in 2001 from $103,494 in 2000. The 2002 increase was primarily attributable to higher net revenue and lower depreciation and amortization expense resulting from the adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income would have increased by approximately 24%. The 2001 decrease was due to lower revenues and higher depreciation and amortization partially offset by a reduction in operating costs.

Interest  expense  was  $6,955,  $8,705  and  $10,785  in 2002,  2001 and  2000,
respectively. The 2002 decrease was attributable to lower interest rates, partially offset by higher debt levels. The 2001 decrease was attributable to lower interest rates and debt levels.

The income tax provisions for 2002, 2001 and 2000 are based on annual effective tax rates of 37%, 51% and 55%, respectively, resulting in income tax expense of $62,937, $45,564 and $51,085 in 2002, 2001 and 2000, respectively. Both the
Company's effective income tax rates and reported income tax expense were affected by the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's effective income tax rate would have been approximately 35% in 2001. For the years ended December 31, 2002, 2001 and 2000 a portion of the Company's income tax expense is non-cash as a result of tax deductions related to stock option exercises and warrant purchases of $39,245, $32,901 and $9,734, respectively, which are credited directly to additional paid in capital.

Net income in 2002 increased 153% to $109,115 ($1.03 per basic share and $1.00 per diluted share) from $43,195 ($.40 per basic share and $.38 per diluted share) in 2001 and increased 2% in 2001 from $42,283 ($.38 per basic share and $.36 per diluted share) in 2000. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income, net income per basic share and net income per diluted share would have increased by approximately 24%, 26% and 28%, respectively, in 2002.

Weighted averages shares outstanding for purposes of computing basic earnings per share were 105,992,000, 107,551,000 and 110,640,000 in 2002, 2001 and 2000,
respectively. The decreases in 2002 and 2001 were primarily attributable to Common Stock repurchases under the Company's stock repurchase program partially offset by additional share issuances as a result of stock option exercises. Weighted average shares outstanding for purposes of computing diluted earnings per share were 109,101,000, 112,265,000 and 115,864,000 in 2002, 2001 and 2000,
respectively. The changes in weighted average diluted shares are due principally to the decrease in basic shares and warrant repurchases partially offset by the effect of stock option grants and the increase in the Company's stock price.

Liquidity and Capital Resources

We finance our business through cash flows from operations and the issuance of debt and equity. The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings and long-term debt.

At December 31, 2002, the Company's principal sources of liquidity were its cash and cash equivalents of $7,371 and available borrowings under its loan agreement of $205,000.

For 2002, net cash from operating activities was $147,618, an increase of $1,945 from 2001. Cash flow from operations was principally used to fund the Company's stock repurchase program.

The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

At December 31, 2002, the Company had an unsecured $235,000 bank revolving credit facility (the "Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). Proceeds from the Notes, which were issued in December 2002, were used to repay outstanding borrowings under the Company's Facility and term loan. At December 31, 2002, the Company had available borrowings of $205,000 under its Facility ($147,000 at December 31, 2001). The amount of the Facility is scheduled to be reduced by $7,500 at the end of each quarter during 2003. In addition, the Company has entered into, fixed to floating interest rate swap agreements for 50% of the notional amount of the Notes. The Facility and/or Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. None of these covenants are expected to have an impact on the Company's ability to operate and manage its business.

In 2002, the Company purchased 7,414,000 shares of the Company's Common Stock and warrants for a total cost of $239,407. In 2001, the Company purchased approximately 6,152,000 shares of the Company's Common Stock for a total cost of $146,278 and in 2000, purchased approximately 5,190,000 shares of the Company's Common Stock for a total cost of $123,431. In 2003 (through February 28, 2003), the Company repurchased an additional 1,075,000 shares of Common Stock at a cost of $37,638. The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Contractual Obligations and Commitments

The following table lists the Company's future contractual obligations and commitments as of December 31, 2002:

                                                                 Payments  due  by Period
    Contractual Obligations               Total      <1 year      1 -3 years   3 -5 years    >5 years
    -----------------------               -----      -------      ----------   ----------    --------

    Long-term Debt                      $230,000        --         $ 30,000        --        $200,000
    Capital Lease Obligations              8,320     $   960          1,920      $ 2,780        2,660
    Operating Leases                      44,494       7,790         13,295       11,487       11,922
    Other Long-term Obligations          338,825      71,929        118,297       84,829       63,770
                                        --------     -------       --------      -------     --------
    Total Contractual Obligations       $621,639     $80,679       $163,512      $99,096     $278,352
                                        ========     =======       ========      =======     ========

  Other Commitments


The Company has long-term noncancelable operating lease commitments for office space and equipment. The Company has also entered into capital leases for satellite transponders.

Included in other commitments enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements including payments due under the Management
Agreement. See Notes 3 and 11 to the consolidated financial statements for further discussion.

Related Parties

Infinity Broadcasting Corporation ("Infinity") is a wholly owned subsidiary of Viacom, Inc., holds a common equity position in the Company and provides ongoing management services to the Company under the terms of a management agreement (the "Management Agreement"), which expires March 31, 2009. In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee, and an opportunity to earn an incentive bonus provided the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2002, 2001 and 2000, Infinity earned cash compensation of $5,012, $3,983 and $5,022, respectively.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity 4 million fully vested and non-forfeitable warrants (2 million warrants with an exercise price of $10.00 per share and 2 million warrants with an exercise price of $12.50 per share) to purchase Company Common Stock in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrants, representing 2 million shares of Common Stock, to the Company receiving net proceeds aggregating $51,070. In 2001, Infinity sold its $10.00 warrants, representing 2 million shares of Common Stock, to the Company receiving net proceeds aggregating $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to additional paid in capital during 2002 and 2001.

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term, which commences April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity 4.5 million fully vested and nonforfeitable warrants (comprised of two warrants to purchase 1 million Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant) to purchase Company Common Stock. Of the 4.5 million warrants issued, two warrants to purchase 1 million shares each have an exercise price of $43.11 and $48.36, respectively, and become exercisable if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants.

Of the remaining five warrants to purchase an aggregate of 2.5 million Common shares, the exercise price for each of the five warrants will be equal to approximately 115%, 132%, 152%, 175%, and 201%, respectively, of the average price of the Company's Common Stock for the 15 trading days prior to January 2,

2004. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. Additionally, in order for the warrants to become exercisable, the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average.

In connection with the issuance of warrants to Infinity for management services to be provided to the Company in the future, the Company has reflected the fair value of the warrant issuance of $48,530 as a component of other assets with a corresponding increase to additional paid in capital in the accompanying balance sheet. Upon commencement of the term of the service period to which the warrants relate, the Company will amortize the cost of the warrants issued to operations ratably over the five-year service period.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity) to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors. During 2002, the Company incurred expenses aggregating approximately $77,566 for the representation agreement, affiliation agreements and the purchase of programming rights from Infinity and affiliates ($77,444 in 2001 and $77,578 in 2000).

Critical Accounting Policies and Estimates

Westwood One's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, income taxes, and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

Estimated useful lives of property, plant and equipment and intangible assets - we estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternatively, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results. Beginning January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we no longer amortize goodwill but review at least annually for impairment.

Valuation of stock options and warrants -- For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert.


Recent Accounting Pronouncements Affecting Future Results

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the standard for fiscal year 2002 and this has had no material impact on the Company's financial condition, cash flows or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be January 1, 2003. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company's financial condition, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS 148 is effective for the Company's first quarter of fiscal 2003. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock compensation plans. Therefore, the adoption of SFAS 148 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure.

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

Factors That May Affect Forward-Looking Statements

A wide range of factors could materially affect future developments and performance including the following:

     -- The Company is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly owned subsidiary of Viacom, Inc., under the terms of the Management Agreement, which expires in 2009. In addition, the Company has extensive business dealings with Infinity and its affiliates in its normal course of business. The Company's business prospects could be adversely affected by its inability to retain Infinity's services under the management agreement beyond the contractual term.

     -- The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and revenue shares are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company's ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors which could have an adverse effect upon the Company's financial performance. These factors include:

          -    economic   conditions,   both   generally  and  relative  to  the
               broadcasting   industry;
          -    shifts  in  population   and  other demographics;
          -    the level of competition for advertising dollars;
          -    fluctuations in programming costs;
          -    technological  changes and innovations;
          -    changes  in labor  conditions;  and
          - changes in governmental regulations and policies and actions of federal regulatory bodies.

          Although the Company believes that its radio programming will be able to compete effectively and will continue to attract audiences and advertisers, there can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenues.

     -- The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including Infinity and Clear Channel Communications, have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company. Alternatively, they could seek to obtain programming from the Company's competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company's ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract national advertisers.

     -- Changes in U.S.financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company's access to, or increase the cost of, external financing for its operations and investments.

     --   Changes in tax rates may adversely affect the Company's profitability.

     -- The Company believes relations with its employees and independent contractors are satisfactory. However, the Company may be adversely affected by future labor disputes, which may lead to increased costs or disruption of operations in any of the Company s business units.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means all inclusive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


Item 7A. Qualitative and Quantitative Disclosures about Market Risk

In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates using financial instruments. The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment.

In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven year interest rate swap agreement covering $25 million notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75 million notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points.

These swap transactions allow the Company to benefit from short-term declines in interest rates. The instruments meet all of the criteria of a fair-value hedge. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness offsets the exposure to changes in the hedged item's fair value or variability in cash flows attributable to the hedged risk.

With respect to the borrowings pursuant to the Company's revolving credit facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5,000 for every $2 million of outstanding debt.

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.

The Company's receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which the Company operates.

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

The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other
financial  information.   The  design,  monitoring,  and  revision  of  internal
accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures.

Westwood  One's   consolidated   financial   statements  have  been  audited  by
PricewaterhouseCoopers LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent accountants, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its Charter, is also responsible for retaining the Company's independent accountants. The independent accountants have full and free access to the Audit Committee with and without management's presence. Further, as a result of recently proposed changes in the listing standards for the New York Stock Exchange and as a result of the Sarbanes-Oxley Act of 2002, members of the Audit Committee will be required to meet stringent independence standards and at least one member must have financial expertise. The majority of our Audit Committee members satisfy the new independence standards and, the Audit Committee also has at least one member with financial expertise.

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


Item 14.  Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures within the 90-day period prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect our controls and procedures.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report on Form 10-K

     1. Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.
     2.   Exhibits

   EXHIBIT
   NUMBER                         DESCRIPTION
    3.1   Restated  Certificate of Incorporation,  as filed on October 25, 2002.
          (14)
    3.2   Bylaws of Registrant as currently in effect. (6)
    4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
   *10.1 Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8)
    10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
    10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (6)
    10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (12)
    10.5 Amendment One dated October 24, 2002 to the Amended and Restated Credit Agreement. (15)
    10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
    10.7 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (9)
   *10.8 Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
    10.9 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9)
          (13)
    10.10 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (7) (13)
    10.11 Westwood One Amended 1999 Stock Incentive Plan. (9)
    10.12 Westwood One, Inc. 1989 Stock Incentive Plan. (3)
    10.13 Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive Plan. (4) (5)
    10.14 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
    21    List of Subsidiaries
    23    Consent of Independent Accountants

**********************
* Indicates a management contract or compensatory plan or arrangement.

     (1) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
     (2) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
     (3) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
     (4) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
     (5) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
     (6) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
     (7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
     (8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
     (9) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
     (10) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
     (11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
     (12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
     (13) Filed as an exhibit to Registrants April 29, 2002 proxy statement and incorporated herein by reference.
     (14) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
     (15) Filed as an exhibit to Registrant's current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K

          On December 3, 2002, Registrant filed a current report on Form 8-K relating to its sale of $200 million in Senior Guarantee Notes due November 12, 2009 and November 30, 2012.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WESTWOOD ONE, INC.

Date:  March 25, 2003                           By /S/ JACQUES TORTOROLI
                                                  ------------------------------
                                                  Jacques Tortoroli
                                                  Chief Financial Officer

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


         Signature                                      Title                               Date
         ---------                                      -----                               ----



/S/ JOEL HOLLANDER                            Director, President and                    March 25, 2003
------------------------                      Chief Executive Officer
Joel Hollander                                (Principal Executive Officer)


/S/JACQUES TORTOROLI                          Chief Financial Officer                    March 25, 2003
------------------------                      (Principal Financial Officer and
Jacques Tortoroli                             Chief Accounting Officer)


/S/ NORMAN J. PATTIZ
------------------------                      Chairman of the Board of                   March 25, 2003
Norman J. Pattiz                              Directors


/S/ DAVID L. DENNIS                           Director                                   March 25, 2003
------------------------
David L. Dennis


/S/ GERALD GREENBERG                          Director                                   March 25, 2003
------------------------
Gerald Greenberg


/S/ DENNIS HOLT                               Director                                   March 25, 2003
------------------------
Dennis Holt


/S/ MARIA D. HUMMER                           Director                                   March 25, 2003
------------------------
Maria D. Hummer


/S/ MEL A. KARMAZIN                           Director                                   March 25, 2003
------------------------
Mel A. Karmazin


/S/ STEVEN A. LERMAN                          Director                                   March 25, 2003
------------------------
Steven A. Lerman


/S/ GEORGE L. MILES, JR.                      Director                                   March 25, 2003
------------------------
George Miles


/S/ JOSEPH B. SMITH                           Director                                   March 25, 2003
------------------------
Joseph B. Smith


/S/ FARID SULEMAN                             Director                                   March 25, 2003
------------------------
Farid Suleman


                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joel Hollander, Chief Executive Officer of the Company, certify that:

1)   I have reviewed this annual report on Form 10-K of Westwood One, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/S/ Joel Hollander
------------------
Joel Hollander
Chief Executive Officer
March 25, 2003

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jacques Tortoroli, Chief Financial Officer of the Company, certify that:

1)   I have reviewed this annual report on Form 10-K of Westwood One, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/S/ Jacques Tortoroli
---------------------
Jacques Tortoroli
Chief Financial Officer
March 25, 2003

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                              Page

        --Report of Independent Accountants                          F-2

        --Consolidated Balance Sheets at December 31, 2002
          and 2001                                                   F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 2002, 2001 and 2000                     F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 2002, 2001 and 2000       F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 2002, 2001 and 2000                     F-6

        --Notes to Consolidated Financial Statements                 F-7 - F-16




2.      Financial Statement Schedules:

       II.  -Valuation and Qualifying Accounts                       F-17

All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and it subsidiaries ("the Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/S/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------------------------



New York, New York
February  10 , 2003

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       December 31,
                                                                                       ------------
                                                                                   2002            2001
                                     ASSETS                                        ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    7,371      $    4,509
  Accounts receivable, net of allowance for doubtful accounts
     of $11,757 (2002) and $9,282 (2001)                                           131,676         123,733
  Other current assets                                                              14,581          12,285
                                                                                ----------        --------
                       Total Current Assets                                        153,628         140,527
PROPERTY AND EQUIPMENT, NET                                                         53,699          56,778
INTANGIBLE ASSETS, NET                                                               9,647          12,048
GOODWILL                                                                           990,192         991,289
OTHER ASSETS                                                                        59,146           9,375
                                                                                ----------        --------
       TOTAL ASSETS                                                             $1,266,312      $1,210,017
                                                                                ==========      ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                $ 13,715        $ 16,848
  Amounts payable to related parties                                                17,047          26,315
  Other accrued expenses and liabilities                                            59,324          54,852
  Current maturity of long-term debt                                                  -              7,500
                                                                                ----------      ----------
       Total Current Liabilities                                                    90,086         105,515
LONG-TERM DEBT                                                                     232,135         152,000
DEFERRED INCOME TAXES                                                               30,733          23,168
OTHER LIABILITIES                                                                   10,318          13,963
                                                                                ----------      ----------
       TOTAL LIABILITIES                                                           363,272         294,646
                                                                                ----------      ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -               -
  Common stock, $.01 par value: authorized,  268,857,650 shares;
    issued and outstanding, 103,988,678 (2002) and 106,862,304 (2001)                1,040           1,069
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (2002 and 2001)                                      7               7
  Additional paid-in capital                                                       684,311         804,429
  Retained earnings                                                                218,981         109,866
                                                                                 ----------      ----------
                                                                                   904,339         915,371
  Less treasury stock, at cost;  35,000 (2002) shares                               (1,299)           -
                                                                                ----------      ----------
       TOTAL SHAREHOLDERS' EQUITY                                                  903,040         915,371
                                                                                ----------      ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,266,312      $1,210,017
                                                                                ==========      ==========



          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                               Year Ended December 31,
                                                               -----------------------
                                                         2002            2001            2000
                                                         ----            ----            ----
   GROSS REVENUES                                      $640,927        $597,719        $644,774
     Less Agency Commissions                             90,176          81,779          91,081
                                                       --------        --------        --------
   NET REVENUES                                         550,751         515,940         553,693
                                                       --------        --------        --------
   Operating Costs and Expenses Excluding
     Depreciation and Amortization                      352,385         343,120         380,346
   Depreciation and Amortization                         11,464          67,611          62,104
   Corporate General and Administrative Expenses          8,005           6,816           7,749
                                                       --------        --------        --------
                                                        371,854         417,547         450,199
                                                       --------        --------        --------
   OPERATING INCOME                                     178,897          98,393         103,494
   Interest Expense                                       6,955           8,705          10,785
   Other (Income) Expense                                  (110)            929            (659)
                                                       --------        --------        --------
   INCOME BEFORE TAXES                                  172,052          88,759          93,368
   INCOME TAXES                                          62,937          45,564          51,085
                                                       --------        --------        --------
   NET INCOME                                          $109,115         $43,195         $42,283
                                                       ========         =======         =======
   INCOME PER SHARE:
     Basic                                                $1.03           $ .40           $ .38
     Diluted                                              $1.00           $ .38           $ .36

   WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              105,992         107,551         110,640
     Diluted                                            109,101         112,265         115,864

















          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



                                                                                                 Accumul'd
                                       Preferred                                                  Other    Treasury
                                         Stock     Common Stock Class B Stock  Add'l    Retained   Comp      Stock         Total
                                       ---------   ------------ ------------- Paid-in   Earnings  Income     -----     Shareholders'
                                    Shares Amount Shares Amount Shares Amount Capital   (Deficit)(Loss)   Shares Amount   Equity
                                    ------ ------ ------ ------ ------ ------ -------   -------- ------   ------ ------   ------

BALANCE AT DECEMBER 31, 1999            -     -  127,898  $1,279  704   $7 $1,171,370  $ 24,388 $ 7,862  16,422 $185,131 $1,019,775
 Components of comprehensive income:
  Net income for 2000                   -     -      -      -      -     -      -        42,283     -      -       -         42,283
  Unrealized holding gain (loss) in
    equity securities net of tax        -     -      -       -     -     -      -          -    (11,497)   -       -        (11,497)
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------   --------
Total comprehensive income              -     -      -       -     -     -      -        42,283 (11,497)   -       -         30,786
Issuance of common stock under
 stock option plans                     -     -    1,402     14    -     -     22,748      -        -      -       -         22,762
Purchase of treasury stock              -     -      -       -     -     -      -          -        -     5,190  123,431   (123,431)
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------   --------
BALANCE AT DECEMBER 31, 2000            -     -  129,300  1,293   704    7  1,194,118    66,671  (3,635) 21,612  308,562    949,892
Components of comprehensive income:
 Net income for 2001                    -     -      -       -     -     -      -        43,195     -      -       -         43,195
 Unrealized holding gain (loss) in
   equity securities net of tax         -     -      -       -     -     -      -         -       3,635    -       -          3,635
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------   --------
Total comprehensive income              -     -      -       -     -     -      -        43,195   3,635    -       -         46,830
Issuance of common stock under
 stock option plans                     -     -    3,326     34    -     -     64,893     -         -      -       -         64,927
Purchase and cancellation of warrants   -     -      -       -     -     -    (41,350)    -         -      -       -        (41,350)
Purchase of treasury stock              -     -      -       -     -     -      -         -         -     4,152  104,928   (104,928)
Retirement of treasury stock            -     -  (25,764)  (258)   -     -   (413,232)    -         -   (25,764)(413,490)         0
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------   --------
BALANCE AT DECEMBER 31, 2001            -     -  106,862  1,069   704    7    804,429   109,866     -      -       -        915,371
Components of comprehensive income:
Net income for 2002                     -     -      -       -     -     -      -       109,115     -      -       -        109,115
Issuance of common stock under
 stock option plans                     -     -    2,506     25    -     -     69,406     -         -      -       -         69,431
Issuance of warrants                                                           48,530                                        48,530
Purchase and cancellation of warrants   -     -      -       -     -     -    (51,070)    -         -      -       -        (51,070)
Purchase of treasury stock              -     -      -       -     -     -      -         -         -     5,414  188,337   (188,337)
Retirement of treasury stock            -     -   (5,379)   (54)   -     -   (186,984)    -         -    (5,379)(187,038)         0
                                    ----- -----  -------  ------ ----- ---- --------- --------- ------- -------  -------  ---------
BALANCE AT DECEMBER 31, 2002            -     -  103,989  $1,040  704   $7   $684,311  $218,981    $0        35   $1,299   $903,040
                                    ===== =====  =======  ====== ===== ==== =========  ======== ======= =======  =======  =========


          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Year Ended December 31,
                                                                                          ----------------------
                                                                                  2002             2001              2000
                                                                                  ----             ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $109,115           $43,195          $42,283
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             11,464            67,611           62,104
        Deferred taxes                                                             6,355             5,555           13,144
        Other                                                                        562             1,802              329
                                                                                --------           -------          --------
                                                                                 127,496           118,163          117,860
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             (7,943)           11,817            8,976
           (Increase) decrease in prepaid and other assets                          (839)            1,334             (179)
           Increase in accounts payable and accrued liabilities                   28,904            14,359           29,735
                                                                                --------           -------          -------
                  Net Cash Provided By Operating Activities                      147,618           145,673          156,392
                                                                                --------           -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (4,252)           (6,828)          (9,201)
  Acquisition of companies and other                                                (808)           (6,218)         (46,280)
                                                                                --------           -------          -------
                  Net Cash Used For Investing Activities                          (5,060)          (13,046)         (55,481)
                                                                                --------           -------          -------
                  CASH PROVIDED BEFORE FINANCING ACTIVITIES                      142,558           132,627          100,911
                                                                                --------           -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                     (129,883)          (20,623)          (3,404)
  Borrowings under bank and other long-term obligations                          200,000              -              10,000
  Issuance of common stock                                                        30,186            32,026           13,028
  Repurchase of common stock and warrants                                       (239,407)         (146,278)        (123,431)
  Deferred financing costs                                                          (592)             -                (973)
                                                                                --------           -------          -------
                  Net Cash Used For Financing Activities                        (139,696)         (134,875)        (104,780)
                                                                                --------           -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,862            (2,248)          (3,869)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,509             6,757           10,626
                                                                                --------           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $7,371            $4,509           $6,757
                                                                                ========           =======          =======









          See accompanying notes to consolidated financial statements.
                                       F-6

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies:

Nature of Business
Westwood One, Inc. and subsidiaries (the "Company") supplies radio and television station affiliates with information services and programming. The Company provides a broad range of programming and information services to advertisers and also delivers traffic news, talk, sports and entertainment program to its affiliate stations. Its principle source of revenue is selling commercial airtime to advertisers.

Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.

Revenue Recognition
Revenue is recognized when commercial advertisements are broadcast.

Barter transactions are recorded in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions". Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when utilized. Barter revenue of $19,595, $13,103, and $15,389 and barter expenses of $18,886, $12,453, and
$14,296 have been recognized for the years ended December 31, 2002, 2001, and 2000, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

Financial Instruments
The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held, reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective.

Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

       Buildings and improvements                      40 years
       Recording and studio equipment                  5 - 10 years
       Capitalized leases                              Term of lease
       Furniture and equipment and other               3 - 10 years

Goodwill and Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", the value assigned to

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

goodwill and indefinite lived intangible assets is not amortized to expense, but rather the fair value of the reporting unit is compared to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets is less than their carrying value, determined based on discounted cash flows, market multiples or appraised values as appropriate. During 2002, the Company completed its impairment review, which indicated that there was no impairment of goodwill or intangible assets.

Intangible assets subject to amortization primarily consist of network affiliation agreements, which are being amortized on an accelerated basis over periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations.

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

                                  2002           2001           2000
                                  ----           ----           ----
           Warrants               142,000      1,238,000      1,431,000
           Options              2,967,000      3,476,000      3,793,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:

                                  2002           2001           2000
                                  ----           ----           ----
           Options               390,000      1,380,000      1,350,000

The per share exercise prices of the options were $37.00-$38.34 in 2002, $30.30-$40.70 in 2001, and $32.25-$40.70 in 2000. Also excluded were warrants issued in May 2002 in conjunction with extending the terms of the Company's management agreement with a related party. See Note 3 for a further discussion of the warrant terms.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board include Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets"; SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections"; SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"; SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Indebtedness of Others" and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The adoption of these Statements and Interpretations is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

Changes in Accounting Principles
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. The Statements require all business combinations to be accounted for under the purchase method and prohibits the amortization of goodwill and indefinite-lived intangible assets, requires that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Reclassification
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - Acquisitions of Businesses:

On November 17, 2000, the Company acquired the operating assets of SmartRoute Systems, Inc. for $24,250 plus costs and the assumption of certain obligations. The acquisition was accounted for as a purchase, and accordingly, the operating results are included with those of the Company from November 18, 2000. The purchase price was allocated to the assets and liabilities acquired based on their respective fair values.

NOTE 3 - Related Party Transactions:

Under the terms of a management agreement (the "Management Agreement"), which expires March 31, 2009, the Company is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly owned subsidiary of Viacom Inc. In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee and an opportunity to earn an incentive bonus provided the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2002, 2001 and 2000, Infinity earned cash compensation of $5,012, $3,983 and $5,022, respectively.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity 4,000,000 fully vested and non-forfeitable warrants (2,000,000 warrants with an exercise price of $10.00 per share and 2,000,000 warrants with an exercise price of $12.50 per share) to purchase Company Common Stock in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrants, representing 2,000,000 shares of Common Stock, to the Company receiving net proceeds aggregating $51,070. In 2001, Infinity sold its $10.00 warrants, representing 2,000,000 shares of Common Stock, to the Company receiving net proceeds aggregating $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to additional paid in capital during 2002 and 2001.

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term, which commences April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity 4,500,000 fully vested and nonforfeitable warrants (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant) to purchase Company Common Stock. Of the 4,500,000 warrants issued, the two one million share warrants have an exercise price of $43.11 and $48.36, respectively, and become exercisable if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants.

Of the remaining five warrants to purchase an aggregate of 2,500,000 Common shares, the exercise price for each of the five warrants will be equal to approximately 115%, 132%, 152%, 175%, and 201%, respectively, of the average price of the Company's Common Stock for the 15 trading days prior to January 2, 2004. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. Additionally, in order for the warrants to become exercisable, the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


In connection with the issuance of warrants to Infinity for management services to be provided to the Company in the future, the Company has reflected the fair value of the warrant issuance of $48,530 as a component of other assets with a corresponding increase to additional paid in capital in the accompanying balance sheet. Upon commencement of the term of the service period to which the warrants relate, the Company will amortize the cost of the warrants issued to operations ratably over the five-year service period.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity) to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors. During 2002, the Company incurred expenses aggregating approximately $77,566 for the representation agreement, affiliation agreements and the purchase of programming rights from Infinity and affiliates ($77,444 in 2001 and $77,578 in 2000).

NOTE 4 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                                             December 31,
                                                                        ----------------------
                                                                          2002            2001
                                                                          ----            ----
      Land, buildings and improvements......................            $12,859         $12,380
      Recording and studio equipment........................             53,961          51,521
      Capitalized leases....................................              6,723           6,723
      Furniture and equipment and other.....................             16,430          16,817
                                                                         ------          ------
                                                                         89,973          87,441
      Less:  Accumulated depreciation and amortization......             36,274          30,663
                                                                         ------          ------
             Property and equipment, net....................            $53,699         $56,778
                                                                         ======          ======

Depreciation expense was $7,331 in 2002, $14,579 in 2001, and $13,188 in 2000.

NOTE 5 - Goodwill and Intangible Assets:

The following table provides a reconciliation of reported net income for the years 2001 and 2000 to net income that would have been reported had SFAS 142 been applied as of January 2000:


                                                         Year Ended December 31,
                                                         -----------------------
                                                            2001          2000
                                                            ----          ----
      Reported net income.............................     $43,195       $42,283
      Add back goodwill amortization, net of tax......      44,460        41,671
                                                            ------        ------
      Adjusted net income.............................     $87,655       $83,954
                                                            ======        ======
      Net income per share:
       Basic -
        As reported...................................        $.40          $.38
        Goodwill amortization, net of tax.............         .42           .38
                                                              ----          ----
        As adjusted...................................        $.82          $.76
                                                              ====          ====
       Diluted -
        As reported...................................        $.38          $.36
        Goodwill amortization, net of tax.............         .40           .36
                                                              ----          ----
        As adjusted...................................        $.78          $.72
                                                              ====          ====

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

At December 31, 2002, the Company's amortizable assets gross value was approximately $28,538 with accumulated amortization of approximately $18,891 ($29,338 and $17,290 , respectively at December 31, 2001). Amortization expense for fiscal 2002 was $2,401 ($3,158 and $2,921 in 2001 and 2000, respectively).
The Company's estimated aggregate amortization expense for fiscal year 2003, 2004, 2005, 2006 and 2007 are $1,830, $1,820, $1,121, $575, and $575,
respectively.

NOTE 6 - Debt:


Long-term debt consists of the following at:
                                                               December 31,
                                                         -----------------------
                                                           2002            2001
                                                           ----            ----
Revolving Credit Facility/Term Loan..................    $ 30,000       $152,000
4.64% Senior Unsecured Notes
  due on November 30, 2009...........................      50,000           -
5.26% Senior Unsecured Notes
  due on November 30, 2012...........................     150,000           -
Fair market value of Swap (a)........................       2,135           -
                                                          -------       --------
        Total Long-term Debt.........................    $232,135       $152,000
                                                         ========       ========

     (a) write-up due to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet at December 31, 2002.

The Company's amended senior loan agreement with a syndicate of banks, led by Chase Manhattan Bank, provides for an unsecured $235,000 revolving credit facility at December 31, 2002 and an unsecured term loan, which was repaid in its entirety in 2002 (the "Facility"). The Facility is available until September 30, 2004, however, the facility contains provisions which require mandatory reductions in the amount of the facility starting in September 1999 ($7,500 per quarter in 2003). At December 31, 2002, the Company had available borrowings under the Facility of $205,000 ($147,000 at December 31, 2001). Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 2002, the applicable margin was LIBOR plus .50% -.625%. At December 31, 2002, the Company had borrowed $30,000 under the revolving credit facility at a weighted-average interest rate of 1.91% (including the applicable margin). At December 31, 2001, the Company had borrowed $112,000 under the revolving credit facility and $47,500 under the term loan at a weighted-average interest rate of 2.74% (including the applicable margin). The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

On December 3, 2002, the Company issued, through a private placement, $150,000 of ten-year Senior Unsecured Notes dues November 30, 2012 and $ 50,000 of seven-year Senior Unsecured Notes due November 30, 2009 (collectively the "Notes"). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to indebtedness and interest coverage ratios that are identical to those contained in the Company's senior bank loan agreement. The Notes may be prepaid at the option of the Company upon providing proper notice and by paying principal, interest and an early payment penalty.

The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 2002, are as follows (excludes market value adjustments):

              Year
              ----
              2003.........................    $    -
              2004.........................      30,000
              2005.........................         -
              2006.........................         -
              2007.........................         -
              2008 and thereafter..........     200,000
                                                -------
                                               $230,000
                                               ========

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 7 - Financial Instruments:

Interest Rate Risk Management
In order to achieve a desired proportion of variable and fixed rate debt, the Company entered into fixed-to-floating interest rate swap agreements covering one-half of the notional amounts of the Notes. These swap transactions allow the Company to benefit from short-term declines in interest rates while having the long-term stability of fairly low fixed rates. The instruments meet all of the criteria of a fair-value hedge. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument's effectiveness offsets the exposure to changes in the hedged item's fair value or variability in cash flows attributable to the hedge risk.

At December 31, 2002 the Company had the following interest rate swaps:

                                           Interest Rate
                  Notional Principal    ------------------       Variable
Maturity Dates         Amount            Paid     Received      Rate Index
--------------    ------------------     -----    --------      ----------
November 2009         $25,000           1.4225%    3.907%      3 Month LIBOR
November 2012         $25,000           1.4225%    4.410%      3 Month LIBOR
November 2012         $50,000           1.4225%    4.535%      3 Month Libor

The estimate fair value of the Company's interest rate swaps at December 31, 2002 was $2,135.

Fair Value of Financial Instruments
The Company's financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2002 and 2001, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                   December 31, 2002         December 31, 2001
                                   -----------------         -----------------
                                   Carrying     Fair        Carrying     Fair
                                    Amount      Value        Amount      Value
                                   --------     -----       --------     -----

Borrowings (Short and Long Term)  $ 230,000   $ 234,270    $159,500    $ 159,500
Risk management contracts:
  Interest rate swaps                 2,135       2,135        -            -


Credit  Concentrations
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.

The Company's receivables do not represent a significant concentration of credit risk at December 31, 2002, due to the wide variety of customers and markets in which the Company operates.

NOTE 8 - Shareholders' Equity:

The authorized capital stock of the Company consists of Common Stock, Class B Stock and Preferred Stock. Common Stock is entitled to one vote per share while Class B Stock is entitled to 50 votes per share. Class B Stock is convertible to Common Stock on a share-for-share basis.

As further discussed in Note 3, in conjunction with the renewal and extension of the Company's Management Agreement with Infinity in May 2002, the Company granted to Infinity fully vested and nonforfeitable warrants to purchase up to 4,500,000 shares of Company Common Stock. The Company has reflected the fair value of the warrants issued of $48,530 as a component of additional paid in capital.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


During 2002, Infinity sold their $12.50 warrants to the Company for cash consideration of $51,070. During 2001, Infinity sold their $10.00 warrants to the Company for cash consideration of $41,350. The purchase of the warrants during 2002 and 2001 has resulted in a reduction to additional paid in capital equal to the amount of cash consideration paid. The aforementioned warrants were granted to Infinity in connection with the extension of the Management Agreement in March 1999 (see Note 3).

The Company effected a two-for-one split of its Common Stock and Class B Stock on March 22, 2000.

NOTE 9 - Stock Options:

The Company has stock option plans established in 1989 and 1999 (collectively "the Plan") which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31, 2002. On September 22, 1999, the stockholders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $8,444 ($.08 per basic and diluted share) in 2002, $7,168 ($.07 per basic share and $.06 per diluted share) in 2001 and $5,709 ($.05 per basic and diluted share) in 2000. The weighted average fair value of the options granted in 2002, 2001 and 2000 is estimated at $11.46, $12.56 and $15.46, respectively, on the date of grant using the
Black-Scholes option pricing model with the following weighted average assumptions:

                                                        2002       2001
                                                        ----       ----
      Weighted Average Risk Free Interest Rate          3.4%       6.0%
      Expected Life (InYears)......................     5          5
      Expected Volatility..........................    29.0%      61.9%
      Expected Dividend Yield......................      -         -
      Expected Forfeitures Per Year................     3.7%       4.1%

Information concerning options outstanding under the Plan is as follows for:


                                                        2002                       2001                      2000
                                                        ----                       ----                      ----


                                                                Weighted                Weighted                  Weighted
                                                                 Average                 Average                   Average
                                                                Exercise                Exercise                  Exercise
                                               Shares            Price       Shares       Price        Shares       Price
                                               ------            -----       ------       -----        ------       -----
Outstanding at beginning
  of period.........................         11,089,934          $16.01    13,522,288     $14.03     13,242,758     $11.39
Granted during the period...........          1,272,500          $35.79     1,181,500     $22.30      1,929,000     $29.00
Exercised during the period.........         (2,505,674)         $12.21    (3,325,718)    $ 9.81     (1,402,136)    $ 9.79
Forfeited during the period.........           (414,430)         $23.43      (288,136)    $20.21       (247,334)    $13.71
                                                -------                       -------                  -------
Outstanding at end of period........          9,442,330          $19.40    11,089,934     $16.01     13,522,288     $14.03
                                              =========                    ==========                ==========
Available for new stock
Options at end of period............          3,133,200                     4,002,500                 5,037,000
                                              =========                     =========                 =========

At December 31, 2002, options to purchase 5,457,130 shares of Common Stock were currently exercisable at a weighted average exercise price of $14.01.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


The following table contains additional information with respect to options at December 31, 2002:


                                                              Remaining
                                                               Weighted        Weighted
                                                                Average         Average
                                                 Number of     Exercise       Contractual
                                                  Options        Price      Life (In Years)
                                                 ---------    ---------     ---------------
Options Outstanding at Exercise Price Ranges of:
    $ 1.07 - $ 5.34...........................     951,160       $ 5.26           1.9
    $ 7.25 - $11.55...........................   1,037,244       $ 8.78           4.4
    $12.54 - $15.75...........................   3,136,306       $14.16           5.2
    $17.25 - $22.57...........................   1,777,070       $21.44           7.6
    $30.30 - $38.34...........................   2,540,550       $34.05           8.5
                                                 ---------
                                                 9,442,330       $19.40           6.1
                                                 =========


NOTE 10 - Income Taxes:

The components of the provision for income taxes follows:

                                             Year Ended December 31,
                                        -------------------------------
     Current                              2002        2001        2000
       Federal..............            $52,982     $40,490     $30,688
       State................              3,600        (481)      7,253
                                         ------      ------      ------
                                         56,582      40,009      37,941
                                        -------     -------     -------
     Deferred
       Federal..............              5,705       5,107      12,167
       State................                650         448         977
                                          -----       -----      ------
                                          6,355       5,555      13,144
                                          -----       -----      ------
     Income Tax.............            $62,937     $45,564     $51,085
                                        =======     =======     =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                                December 31,
                                                          ----------------------
                                                             2002          2001
 Deferred tax liabilities:                                   ----          ----
     Goodwill, intangibles and other.................      $31,246       $27,340
    Property and equipment...........................        2,100           838
     Other...........................................          619         1,114
                                                            ------        ------
     Total deferred tax liabilities..................       33,965        29,292
                                                            ------        ------
 Deferred tax assets:
    Allowance for doubtful accounts..................        4,121         3,159
    Accrued expenses and other.......................        2,613         5,010
                                                            ------        ------
    Total deferred tax assets........................        6,734         8,169
                                                            ------        ------
 Net deferred tax liabilities........................       27,231        21,123
 Net deferred tax asset - current....................        3,502         2,045
                                                            ------        ------
 Net deferred tax liability - long-term..............      $30,733       $23,168
                                                           =======       =======

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share amounts



effective income tax rate follows:
                                                    Year Ended December 31,
                                                   ------------------------
                                                   2002        2001     2000
                                                   ----        ----     ----
      Federal statutory rate................       35.0%       35.0%    35.0%
      State taxes net of federal benefit....        1.6          -       3.3
      Nondeductible amortization of
        intangible assets...................         -         16.3     16.4
                                                   ----        ----     ----
      Effective tax rate....................       36.6%       51.3%    54.7%
                                                   ====        ====     ====

In 2002, 2001 and 2000, $39,245, $32,901 and $9,734 respectively,  of income tax benefits attributable to employee stock and warrant transactions were allocated to shareholders' equity.

NOTE 11 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2002 and thereafter, are set forth below:

                         Leases
                  --------------------
Year              Capital    Operating      Other           Total
----              -------    ---------      -----           -----
2003........      $ 960       $ 7,790     $  71,929        $ 80,679
2004........        960         7,065        70,980          79,005
2005........        960         6,230        47,317          54,507
2006........        960         6,105        45,001          52,066
2007........        960         5,382        39,829          46,171
Thereafter..      3,520        11,922        63,769          79,211
                  -----        ------       -------         -------
                 $8,320       $44,494      $338,825        $391,639
                 ======       =======      ========        ========

The present value of net minimum payments under capital leases was $6,348 at December 31, 2002.

NOTE 12 - Supplemental Cash Flow Information:

Supplemental information on cash flows, is summarized as follows:

                                       Year Ended December 31,
                                     ----------------------------
                                      2002       2001       2000
                                      ----       ----       ----
Cash paid for:
   Interest...................       $5,687    $ 8,473     $11,017
   Income taxes...............        8,561      8,403      28,569

The Company had certain non-cash investing and financing activities in 2002 and 2001. During 2002, the Company issued warrants to purchase up to 4,500,000 shares of its Common Stock to Infinity with a value of $48,530. During 2001, $6,723 of lease assets and obligations were capitalized.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share amounts


NOTE 13 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2002 and 2001.

 (In thousands, except per share data)



                                 First       Second       Third        Fourth     For the
                                Quarter     Quarter      Quarter      Quarter      Year
                                -------     -------      -------      -------     -------
      2002
      ----
   Net revenues.............    $126,296    $140,812    $133,829      $149,814    $550,751
   Operating income.........      29,323      49,736      43,480        56,358     178,897
   Net income...............      17,443      30,474      26,702        34,496     109,115
   Net income per share:
     Basic..................        $.16        $.29        $.25          $.33       $1.03
     Diluted ...............         .16         .28         .25           .32        1.00

      2001
      ----
   Net revenues.............    $121,569    $133,684    $123,983      $136,704    $515,940
   Operating income.........      12,310      28,007      23,111        34,965      98,393
   Net income...............       4,600      12,132      10,181        16,282      43,195
   Net income per share:
     Basic..................       $0.04       $0.11       $0.10         $0.15       $0.40
     Diluted................        0.04        0.11        0.09          0.15        0.38


     Note:Net income and net income per share amounts are not comparable between periods due to the Company's adoption of SFAS 142 on January 1, 2002.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

                 Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts



                                  Additions                        Deductions
        Balance at     -----------------------------------     -----------------    Balance at
       Beginning of    Charged to Costs       Charged to         Write-offs and       End of
         Period          And Expenses       Other Accounts     Other Adjustments      Period
       ------------    ----------------     --------------     -----------------    ----------
2002     $9,282            $6,379                 -                 $(3,904)          $11,757

2001      9,356             1,968                 -                  (2,042)            9,282

2000      7,714            12,112                 -                 (10,470)            9,356
