Form 10-Q
period 2003-03-31
WESTWOOD ONE INC /DE/
filed 2003-05-14
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                         Commission file number 0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               95-3980449
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

40 West 57th Street, 5th Floor, New York, NY                          10019
  (Address of principal executive offices)                          (Zip Code)

                                 (212) 641-2000
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Number of shares of stock outstanding at May 1, 2003 (excluding treasury shares):

         Common Stock, par value $.01 per share - 101,864,308 shares Class B Stock, par value $.01 per share - 703,466 shares

                               WESTWOOD ONE, INC.

                                      INDEX


                                                                      Page No.

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets                             3

                  Consolidated Statements of Operations                   4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8

  Item 3.         Qualitative and Quantitative Disclosures
                  About Market Risk                                       10

  Item 4.         Controls and Procedures                                 10


PART II. OTHER INFORMATION

                  Exhibits and Reports on Form 8K                         11

                  SIGNATURES                                              13

                  CERTIFICATIONS                                          14

Item 1.  Financial Statements

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                    2003              2002
                                                                                    ----              ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 5,316         $   7,371
  Accounts receivable, net of allowance for doubtful accounts
     of $6,565 (2003) and $11,757 (2002)                                           112,899           131,676
  Other current assets                                                              10,030            14,581
                                                                                  --------        ---------
            Total Current Assets                                                   128,245           153,628
PROPERTY AND EQUIPMENT, NET                                                         52,877            53,699
GOODWILL                                                                           990,192           990,192
INTANGIBLE ASSETS, NET                                                               9,072             9,647
OTHER ASSETS                                                                        59,776            59,146
                                                                                ----------        ----------
            TOTAL ASSETS                                                        $1,240,162        $1,266,312
                                                                                ==========        ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $24,455           $24,809
  Other accrued expenses and liabilities                                            74,163            65,277
                                                                                ----------        ----------
            Total Current Liabilities                                               98,618            90,086
LONG-TERM DEBT                                                                     233,111           232,135
DEFERRED INCOME TAXES                                                               31,733            30,733
OTHER LIABILITIES                                                                   10,186            10,318
                                                                                ----------        ----------
             TOTAL LIABILITIES                                                     373,648           363,272
                                                                                ----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                         -                 -
  Common stock, $.01 par value: authorized,  274,237 shares;
    issued and outstanding, 104,255 (2003) and 103,989 (2002)                        1,043             1,040
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 704 (2003 and 2002)                                          7                 7
  Additional paid-in capital                                                       690,393           684,311
  Accumulated earnings                                                             235,895           218,981
                                                                                ----------        ----------
                                                                                   927,338           904,339
  Less treasury stock, at cost; 1,804 shares (2003) and 35 shares(2002)            (60,824)           (1,299)
                                                                                ----------        ----------
              TOTAL SHAREHOLDERS' EQUITY                                           866,514           903,040
                                                                                ----------        ----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,240,162        $1,266,312
                                                                                ==========        ==========



          See accompanying notes to consolidated financial statements.
                                       3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                          Three Months Ended
                                                                March 31,
                                                                ---------
                                                          2003           2002
                                                          ----           ----
GROSS REVENUES                                          $145,618       $146,667
  Less Agency Commissions                                 19,823         20,371
                                                        --------       --------
NET REVENUES                                             125,795        126,296
                                                        --------       --------
Operating Costs and Expenses Excluding
  Depreciation and Amortization                           92,052         92,401
Depreciation and Amortization                              2,880          2,835
Corporate General and Administrative Expenses              1,644          1,737
                                                        --------       --------
                                                          96,576         96,973
                                                        --------       --------
OPERATING INCOME                                          29,219         29,323
Interest Expense                                           2,451          1,758
Other Income                                                 (20)           (35)
                                                        --------       --------
INCOME  BEFORE INCOME TAXES                               26,788         27,600
INCOME TAXES                                               9,874         10,157
                                                        --------       --------

NET INCOME                                               $16,914        $17,443
                                                        ========       ========

NET INCOME  PER SHARE:
   BASIC                                                  $ .16          $ .16
                                                        ========       ========
   DILUTED                                                $ .16          $ .16
                                                        ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                 103,063        106,629
                                                        ========       ========
   DILUTED                                               105,638        110,434
                                                        ========       ========


          See accompanying notes to consolidated financial statements.
                                       4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   2003             2002
                                                                                   ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                     $16,914          $17,443
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               2,880            2,835
       Deferred taxes                                                              1,000            1,138
       Amortization of deferred financing costs                                      159              139
                                                                                 -------          -------
                                                                                  20,953           21,555
                                                                                 -------          -------
       Changes in assets and liabilities:
        Decrease in accounts receivable                                           18,777            7,881
        Decrease  in other assets                                                  4,551            3,628
        Increase in accounts payable and accrued liabilities                      10,388            9,848
                                                                                 -------          -------
             Total change in assets and liabilities                               33,716           21,357
                                                                                 -------          -------
             Net Cash Provided By Operating Activities                            54,669           42,912
                                                                                 -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (1,046)          (1,022)
  Acquisition of companies and other                                                (145)             (32)
                                                                                 -------          -------
             Net Cash Used For Investing Activities                               (1,191)          (1,054)
                                                                                 -------          -------
             CASH PROVIDED BEFORE FINANCING ACTIVITIES                            53,478           41,858
                                                                                 -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         4,235           12,491
  Borrowings under bank and other long-term obligations                              -             16,250
  Debt repayments and payments of capital lease obligations                         (138)             -
  Repurchase of common stock and warrants                                        (59,525)         (65,548)
  Deferred financing costs                                                          (105)             -
                                                                                 -------          -------
             NET CASH (USED IN) FINANCING ACTIVITIES                             (55,533)         (36,807)
                                                                                 -------          -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (2,055)           5,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   7,371            4,509
                                                                                 -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $5,316           $9,560
                                                                                 =======          =======


          See accompanying notes to consolidated financial statements.
                                      5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:

     The accompanying consolidated balance sheet as of March 31, 2003, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.


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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                  March 31,
                             -------------------
                              2003          2002
                              ----          ----
            Options          2,575         3,411
            Warrants           -             394


NOTE 4 - Debt:

     A March 31, 2003 the Company had outstanding borrowings of $200,000 pursuant to its outstanding Notes and $30,000 under its bank revolving credit facility. In addition, the Company had available borrowings of $197,500 under its bank revolving credit facility.

     The estimated fair value of the Company's interest rate swaps at March 31, 2003 was $3,111.

NOTE 5 - Stock Options

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,037 ($.02 per basic and diluted share) in the first quarter of 2003 and $2,018 ($.02 per basic and diluted share) in the first quarter of 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003             2002
                                                   ----             ---
        Net Income as Reported                   $16,914          $17,443
        Deduct:  Total Stock Based
         Employee Compensation Expense,
         Net of Tax                               (2,037)          (2,018)
                                                   -----            -----
        Pro Forma Net Income                     $14,877          $15,425
                                                 =======          =======

        Net Income Per Share:
         Basic - As Reported                       $.16             $.16
                                                   ====             ====
         Basic - Pro Forma                         $.14             $.14
                                                   ====             ====

         Diluted - As Reported                     $.16             $.16
                                                   ====             ====
         Diluted - Pro Forma                       $.14             $.14
                                                   ====             ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share amounts)

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2003 Compared
With Three Months Ended March 31, 2002
--------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue in the first quarter of 2003 was $125,795 compared with $126,296 in the first quarter of 2002, a decrease of $501. The non-recurrence of approximately $6,000 of revenue associated with the Company's exclusive radio broadcast of the Winter Olympics in 2002 was partially offset by revenue attributable to new programming. Additionally, we experienced a softening of advertiser sales prior to and immediately after the commencement of the war with Iraq.

     Operating costs and expenses excluding depreciation and amortization decreased $349 to $92,052 in the first quarter of 2003 from $92,401 in the first quarter of 2002. The non-recurrence of expenses attributable to the Company's broadcast of the Winter Olympics (approximately 6% of 2002 first quarter operating costs and expenses) and lower employee related expenses were partially offset by costs associated with new program offerings, higher insurance expenses and news costs. .

     Depreciation and amortization increased 2% to $2,880 in the first quarter of 2003 compared with $2,835 in the first quarter of 2002.

     Corporate administrative expenses decreased 5% to $1,644 in the first quarter of 2003 from $1,737 in the first quarter of 2002. The decrease was primarily attributable to lower compensation expense, partially offset by higher expenses associated with new corporate governance regulations.

     Operating income decreased nominally to $29,219 in the first quarter of 2003 from $29,323 in the first quarter of 2002, primarily due to the non-recurrence of profit associated with the 2002 Winter Olympics broadcast in the first quarter of 2002.

     Net interest expense increased 41% in the first quarter of 2003 to $2,431 from $1,723 in 2002. The increase was attributable to higher debt outstanding in the first quarter of 2003 as a result of the Company's issuance of $200 million in a combination of 7 and 10-year fixed rate Senior Unsecured Notes in the fourth quarter of 2002 and higher average interest rates.

     Income tax expense in the first quarter of 2003 was $9,874 compared with $10,157 in the first quarter of 2002. The Company's effective income tax rate was approximately 37% in both periods.

     Net income in the first quarter of 2003 was $16,914 compared with $17,443 in the first quarter of 2002 a decrease of $529 or 3%. Net income per basic and diluted share were $.16 in both periods.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 103,063 and 105,638, respectively, in the first quarter of 2003 compared with 106,629 and 110,434, respectively, in the first quarter of 2002. The decrease is principally attributable to the Company's stock repurchase program.

Liquidity and Capital Resources

     The business is financed through cash flows from operations and the issuance of debt and equity. The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings and long-term debt.

     At March 31, 2003, the Company's cash and cash equivalents were $5,316, a decrease of $2,055 from the December 31, 2002 balance.

     For the three months ended March 31, 2003 versus the comparable prior year period, net cash from operating activities increased $11,757. The improvement was primarily attributable to increased accounts receivable collections.

     At March 31, 2003, the Company had available borrowings of $197,500 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $7,500 at the end of each quarter in 2003. The Company has used its available cash to either repurchase its Common Stock and warrants and/or repay its debt. In the first quarter of 2003, the Company repurchased approximately 1,769 shares of Common Stock at a cost of $59,526. In the month of April, the Company repurchased an additional 515 shares of Common Stock at a cost of approximately $17,025.

     The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

     The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report, and have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II OTHER INFORMATION

Items 1 through 5

      These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)   EXHIBIT
      NUMBER                            DESCRIPTION


3.1  Restated Certificate of Incorporation, as filed on October 25, 2002. (14)
3.2  Bylaws of Registrant as currently in effect. (6)
4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
*10.1Employment  Agreement,  dated April 29, 1998, between Registrant and Norman
     J. Pattiz. (8)
10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (6)
10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (12)
10.5 Amendment One dated October 24, 2002 to the Amended and Restated Credit Agreement. (15)
10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.7 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (9)
*10.8Amendment No. 1 to the  Agreement  and Plan Merger,  dated as of August 20,
     1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.9 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9) (13)
10.10Representation  Agreement,  dated as of March 31, 1997,  between Registrant and CBS, Inc. (7) (13)
10.11Westwood One Amended 1999 Stock Incentive Plan. (9)
10.12Westwood One, Inc. 1989 Stock Incentive Plan. (3)
10.13Amendments  to the Westwood One, Inc.  Amended 1989 Stock  Incentive  Plan.
     (4) (5)
10.14Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc.
     and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

***********************************************
*Indicates a management contract or compensatory plan or arrangement.
   (b)    Reports on Form 8-K

          On February 11, 2003, Registrant filed a current report on Form 8-K announcing its fourth quarter and full year 2002 financial results.

          On March 18, 2003, Registrant filed a current report on Form 8-K updating its financial guidance for the first quarter and full year 2003.


*********************************

*Indicates a management contract or compensatory plan

(1) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
(2) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(3) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's April 29, 2002 proxy statement and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WESTWOOD ONE, INC.




                                                  By: /S/ JOEL HOLLANDER
                                                     ---------------------------
                                                     Joel Hollander
                                                     Chief Executive Officer



                                                  By: /S/ JACQUES TORTOROLI
                                                     ---------------------------
                                                     Jacques Tortoroli
                                                     Chief Financial Officer


                                                  Dated: May 14, 2003

                      CHIEF EXECUTIVE OFFICER CERTIFICATION



I, Joel Hollander, Chief Executive Officer of the Company, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Westwood One, Inc.;

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ JOEL HOLLANDER
------------------
Joel Hollander
Chief Executive Officer
May 14, 2003

                     CHIEF FINANCIAL OFFICER CERTIFICATION



I, Jacques Tortoroli, Chief Financial Officer of the Company, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Westwood One, Inc.;

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/S/ JACQUES TORTOROLI
---------------------
Jacques Tortoroli
Chief Financial Officer
May 14, 2003