Form 10-Q
period 2003-06-30
WESTWOOD ONE INC /DE/
filed 2003-08-06
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number 0-13020
                         ------------------------------
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

Number of shares of Stock Outstanding at July 31, 2003 (excluding treasury shares):

         Common Stock, par value $.01 per share - 100,464,269 shares Class B Stock, par value $.01 per share - 703,466 shares

                               WESTWOOD ONE, INC.

                                      INDEX


                                                                     Page No.

PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Consolidated Balance Sheets                             3

                Consolidated Statements of Operations                   4

                Consolidated Statements of Cash Flows                   5

                Notes to Consolidated Financial Statements              6

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              8

  Item 3.       Qualitative and Quantitative Disclosures
                About Market Risk                                      11

  Item 4.       Controls and Procedures                                11


PART II.        OTHER INFORMATION

                Exhibits and Reports on Form 8K                        13

                SIGNATURES                                             15

Item 1 - Financial Statements

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     June 30,           December 31,
                                                                       2003                2002
                                                                    ---------           -----------
                                          ASSETS
                                          ------
 CURRENT ASSETS:
  Cash and cash equivalents                                         $   6,714            $   7,371
  Accounts receivable, net of allowance for doubtful accounts
   of $7,340 (2003) and $11,757 (2002)                                117,651              131,676
  Other current assets                                                  9,082               14,581
                                                                     --------            ---------
            Total Current Assets                                      133,447              153,628
  PROPERTY AND EQUIPMENT, NET                                          52,297               53,699
  GOODWILL                                                            990,192              990,192
  INTANGIBLE ASSETS, NET                                                8,509                9,647
  OTHER ASSETS                                                         61,806               59,146
                                                                   ----------           ----------
            TOTAL ASSETS                                           $1,246,251           $1,266,312
                                                                   ==========           ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

  CURRENT LIABILITIES:
   Accounts payable                                                $   28,375              $24,809
   Other accrued expenses and liabilities                              60,253               65,277
                                                                   ----------           ----------
            Total Current Liabilities                                  88,628               90,086
   LONG-TERM DEBT                                                     270,897              232,135
   DEFERRED INCOME TAXES                                               32,733               30,733
   OTHER LIABILITIES                                                    9,525               10,318
                                                                   ----------           ----------
            TOTAL LIABILITIES                                         401,783              363,272
                                                                   ----------           ----------
   COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY
    Preferred stock: authorized 10,000 shares, none outstanding          -                    -
    Common stock, $.01 par value: authorized,  271,023 shares;
     issued and outstanding, 101,095 (2003) and 103,989 (2002)          1,011                1,040
    Class B stock, $.01 par value: authorized,  3,000 shares:
     issued and outstanding, 704 (2003 and 2002)                            7                    7
    Additional paid-in capital                                        583,219              684,311
    Accumulated earnings                                              260,231              218,981
                                                                    ---------           ----------
                                                                      844,468              904,339
    Less treasury stock, at cost;  35 (2002) shares                      -                  (1,299)
                                                                   ----------           ----------
            TOTAL SHAREHOLDERS' EQUITY                                844,468              903,040
                                                                   ----------           ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,246,251           $1,266,312
                                                                   ==========           ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
                                                             2003          2002         2003           2002
                                                             ----          ----         ----           ----
GROSS REVENUES                                             $154,232     $164,299      $299,850       $310,966
 Less Agency Commissions                                     21,557       23,487        41,380         43,858
                                                           --------       -------     --------       --------
NET REVENUES                                                132,675      140,812       258,470        267,108
                                                           --------     --------      --------       --------

Operating Costs                                              86,504       86,146       178,556        178,547
Depreciation and Amortization                                 2,860        2,866         5,740          5,701
     Corporate General and Administrative Expenses            1,647        2,064         3,291          3,801
                                                           --------     --------      --------       --------
                                                             91,011       91,076       187,587        188,049
                                                           --------     --------      --------       --------
OPERATING INCOME                                             41,664       49,736        70,883         79,059
Interest Expense                                              2,496        1,677         4,947          3,435
Other (Income) Expense                                          (16)         (41)          (36)           (76)
                                                           --------     --------      --------       --------
INCOME BEFORE INCOME TAXES                                   39,184       48,100        65,972         75,700
INCOME TAXES                                                 14,848       17,626        24,722         27,783
                                                           --------     --------      --------       --------

NET INCOME                                                  $24,336      $30,474       $41,250        $47,917
                                                           ========     ========      ========       ========

EARNINGS PER SHARE:
 BASIC                                                        $ .24        $ .29         $ .40          $ .45
                                                           ========     ========      ========       ========
 DILUTED                                                      $ .23        $ .28         $ .39          $ .43
                                                           ========     ========      ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC                                                      101,771      106,751       102,417        106,690
                                                           ========     ========      ========       ========
 DILUTED                                                    104,253      110,092       104,938        110,177
                                                           ========     ========      ========       ========




          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                             2003         2002
                                                                             ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                $41,250       $47,917
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            5,740         5,701
    Deferred taxes                                                           2,000         2,066
    Other                                                                      318           278
                                                                           -------       -------
                                                                            49,308        55,962
    Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                              14,025        (3,751)
    Decrease  in other assets                                                5,499         5,055
    (Decrease) Increase in accounts payable and accrued liabilities           (124)       32,535
                                                                           -------       -------
           Net Cash Provided By Operating Activities                        68,708        89,801
                                                                           -------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                                       (2,336)       (2,660)
 Acquisition of companies and other                                            (80)         (740)
                                                                           -------       -------
           Net Cash Used For Investing Activities                           (2,416)       (3,400)
                                                                           -------       -------
           CASH PROVIDED BEFORE FINANCING ACTIVITIES                        66,292        86,401
                                                                           -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                    5,430        25,080
 Borrowings under bank and other long-term obligations                      35,000        32,500
 Debt repayments and payments of capital lease obligations                    (277)         (107)
 Repurchase of common stock and warrants                                  (107,102)     (136,332)
                                                                          --------      --------
           NET CASH (USED IN) FINANCING ACTIVITIES                         (66,949)      (78,859)
                                                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (657)       (7,542)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             7,371         4,509
                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $6,714       $12,051
                                                                          ========      ========


          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:

     The accompanying consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                      Three Months Ended            Six Months Ended
                           June 30,                      June 30,
                      ------------------            ----------------
                      2003         2002             2003        2002
                      ----         ----             ----        ----
        Options       2,482        3,121            2,521      3,201
        Warrants        -            220              -          286

NOTE 4 - Debt:

     At June 30, 2003 the Company had outstanding borrowings of $200,000 pursuant to its outstanding notes and $65,000 under its bank revolving credit facility. In addition, the Company had available borrowings of $155,000 under its bank revolving credit facility.

     The estimated fair value of the Company's interest rate swaps at June 30, 2003 was $5,897.

NOTE 5 - Stock Options

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. For the three and six-month periods ended June 30, 2003 and 2002, had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,118 and $2,023 ($.02 per basic and diluted share) for the three month periods, respectively and $4,155 and $4,041 ($.04 per basic share and $.03 per diluted share) for the six month periods, respectively.


                                     Three Months Ended June 30,       Six Months Ended June 30,
                                     --------------------------        ------------------------
                                         2003            2002              2003          2002
                                         ----            ----              ----          ----
Net Income as Reported                 $24,336         $30,474           $41,250       $47,917
Deduct:  Total Stock Based
  Employee Compensation Expense,
  Net of Tax                             2,118           2,023             4,155         4,041
                                       -------         -------           ------         ------
Pro Forma Net Income                   $22,218         $28,451           $37,095       $43,876
                                       =======         =======           =======       =======
Net Income Per Share:
  Basic - As Reported                    $.24            $.29              $.40          $.45
  Basic - Pro Forma                      $.22            $.27              $.36          $.41

  Diluted - As Reported                  $.23            $.28              $.39          $.43
  Diluted - Pro Forma                    $.21            $.26              $.35          $.40


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (In thousands, except per share amounts)

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Discussions included herein related to "revenue" or "net revenues" corresponds to the financial statement caption of Net Revenues on the Company's Consolidated Statements of Operations. The principal components of Operating costs are personnel costs (exclusive of corporate personnel), affiliate compensation, broadcast rights fees, program production and distribution costs, sales related expenses (including bad debt expenses, commissions, and promotional and advertising expenses), expenses related to the Company's representation agreement with Infinity and news expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Infinity Management Agreement, personnel costs and other administrative expenses.

Results of Operations

Three Months Ended June 30, 2003 Compared
With Three Months Ended June 30, 2002
-------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue decreased $8,137, or 6%, to $132,675 in the second quarter of 2003 from $140,812 in the comparable prior year quarter. The decrease in net revenue was due principally to a softening of advertiser sales after the commencement of the war with Iraq and the continuing weak economic climate partially offset by additional revenues associated with new program offerings.

     Operating costs were $86,504 in the second quarter of 2003 compared with $86,146 in the second quarter of 2002. Increases in expenses associated with new program offerings, news and insurance were nearly offset by reductions in employee related expenses.

     Depreciation and amortization was $2,860 in the second quarter of 2003 compared with $2,866 in the second quarter of 2002.

     Corporate general and administrative expenses decreased $417, or 20%, to $1,647 in the second quarter of 2003 from $2,064 in the comparable 2002 quarter. The decrease is principally attributable to lower compensation expense partially offset by higher expenses associated with new corporate governance regulations.

     Operating income decreased $8,072, or 16%, to $41,664 in the second quarter of 2003 from $49,736 in the second quarter of 2002. The decrease is attributable to lower advertising revenues.

     Interest expense increased 49% to $2,496 in the second quarter of 2003 from $1,677 in 2002. The increase was attributable to higher debt outstanding in the second quarter of 2003 and higher average interest rates as a result of the Company's issuance of $200 million in a combination of 7 and 10-year fixed rate Senior Unsecured Notes in the fourth quarter of 2002.

     Income tax expense in the second quarter of 2003 was $14,848 compared with $17,626 in the second quarter of 2002. The Company's effective income tax rate was approximately 37.5% in 2003 compared with 36.7% in 2002. The increase in effective income tax rate was principally attributable to higher state taxes resulting from recently enacted tax law changes in the states in which we operate.

     Net income in the second quarter of 2003 was $24,336 ($.24 per basic share and $.23 per diluted share) compared with $30,474 ($.29 per basic share and $.28 per diluted share) in the second quarter of 2002.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 101,771 and 104,253, respectively, in the second quarter of 2003 compared with 106,751 and 110,092 in the second quarter of 2002. The decrease is principally attributable to the Company's stock repurchase program.

Six Months Ended June 30, 2003 Compared
With Six Months Ended June 30, 2002
-----------------------------------

     Net revenue for the first half of 2003 decreased 3% to $258,470 from $267,108 in the first half of 2002. The decrease in net revenue was attributable to the non-recurrence of approximately $6,000 of revenue associated with the Company's exclusive radio broadcast of the Winter Olympics in 2002, a softening of advertiser sales prior to and immediately after the commencement of the war with Iraq, and a weak economic climate, partially offset by revenue attributable to new programming.

     Operating costs were $178,556 in the first half of 2003 compared with $178,547 in the first half of 2002. Increases in expenses associated with new program offerings, insurance and news costs were offset by the non-recurrence of expenses attributable to the Company's broadcast of the Winter Olympics and lower employee related expenses.

     Depreciation and amortization was $5,740 in the first half of 2003 as compared with $5,701 in the first half of 2002.

     Operating income decreased $8,176, or 10%, to $70,883 in the first half of 2003 from $79,059 in the comparable 2002 period. The decrease was attributable to lower revenues in the Company's second quarter of 2003.

     Interest expense increased 44% to $4,947 in the first half of 2003 from $3,435 in the comparable 2002 period. The increase results principally from higher debt levels and higher average interest rates.

     Net income decreased 14% to $41,250 ($.40 per basic share and $.39 per diluted share) in the first half of 2003 from $47,917 ($.45 per basic share and $.43 per diluted share) in the comparable 2002 period.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased to 102,417 and 104,938, respectively, in the first six months of 2003 compared with 106,690 and 110,177 in the comparable 2002 period. The decrease is principally attributable to the Company's stock repurchase program.

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

     At June 30, 2003, the Company's cash and cash equivalents were $6,714, a decrease of $657 from the December 31, 2002 balance.

     For the six months ended June 30, 2003 versus the comparable prior year period, net cash from operating activities decreased $21,093. The reduction is primarily attributable to an increase in cash taxes paid resulting from lower tax benefits from the exercise of stock options and warrants.

     At June 30, 2003, the Company had available borrowings of $155,000 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $7,500 at the end of each quarter in 2003 and $10,000 per quarter in 2004 until its termination date of September 30, 2004. During 2003, the Company has used its available cash and bank borrowings to repurchase its Common Stock. For the six months ended June 30, 2003, the Company repurchased approximately 3,179 shares of Common Stock at a cost of $107,102. In the month of July, the Company repurchased an additional 635 shares of Common Stock at a cost of approximately $19,935.

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                            PART II OTHER INFORMATION

Items 1 through 3

         These items are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders of the Company was held on May 28, 2003.

(b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B Stock voted together on all matters except for the election of Class II Directors, for which holders of Common Stock voted alone for the election of Mr. Suleman):

1)   Election of Class II Directors:

                                              FOR                 WITHHELD

          David Dennis                     88,064,089             7,910,218
          Maria Hummer                     88,066,589             7,907,718
          George Miles                     88,080,689             7,893,618
          Farid Suleman                   124,032,034             7,111,273


2)   Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as  the
     independent accountants of the Company for fiscal 2003.

                        FOR                  129,651,882
                        AGAINST                1,481,019
                        ABSTAIN                   10,406

Item 5

     Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)

EXHIBIT
NUMBER                   DESCRIPTION

3.1  Restated Certificate of Incorporation, as filed on October 25, 2002. (14)
3.2  Bylaws of Registrant as currently in effect. (6)
4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
*10.1Employment  Agreement,  dated April 29, 1998, between Registrant and Norman
     J. Pattiz. (8)
10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (6)
10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (12)
10.5 Amendment One dated October 24, 2002 to the Amended and Restated Credit Agreement. (15)
10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.7 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (9)
*10.8Amendment No. 1 to the  Agreement  and Plan Merger,  dated as of August 20,
     1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.9 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9) (13)
10.10Representation  Agreement,  dated as of March 31, 1997,  between Registrant and CBS, Inc. (7) (13)
10.11 Westwood One Amended 1999 Stock Incentive Plan. (9)
10.12 Westwood One, Inc. 1989 Stock Incentive Plan. (3)
10.13Amendments  to the Westwood One, Inc.  Amended 1989 Stock  Incentive  Plan.
     (4) (5)
10.14Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc.
     and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On April 29, 2003 and May 1, 2003, Registrant filed a current report on Form 8-K announcing its first quarter 2003 financial results.

     On May 15, 2003,  Registrant  filed a current report on Form 8-K announcing
     Shane  Coppola  as  its  new  President   and  Chief   Executive   Officer.

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




                                                       WESTWOOD ONE, INC.




                                                       By: /S/ Shane Coppola
                                                       ---------------------
                                                         Shane Coppola
                                                         Chief Executive Officer



                                                       By: /S/ Jacques Tortoroli
                                                       -------------------------
                                                         Jacques Tortoroli
                                                         Chief Financial Officer



                                                       Dated:  August 6, 2003