Form 10-Q
period 2003-09-30
WESTWOOD ONE INC /DE/
filed 2003-11-14
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Number of shares of Stock Outstanding at November 10, 2003 (excluding treasury shares):

         Common Stock, par value $.01 per share - 99,282,789 shares Class B Stock, par value $.01 per share - 703,466 shares

                               WESTWOOD ONE, INC.

                                      INDEX


                                                               Page No.

PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Consolidated Balance Sheets                         3

                Consolidated Statements of Operations               4

                Consolidated Statements of Cash Flows               5

                Notes to Consolidated Financial Statements          6

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9

  Item 3.       Qualitative and Quantitative Disclosures
                About Market Risk                                  13

  Item 4.       Controls and Procedures                            13


PART II. OTHER INFORMATION

                Exhibits and Reports on Form 8K                    14

                SIGNATURES                                         16

Item 1 - Financial Statements

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  September 30,        December 31,
                                                                  -------------        ------------
                                                                      2003                 2002
                                                                      ----                 ----
                           ASSETS
                           ------
CURRENT ASSETS:
 Cash and cash equivalents                                       $    13,427        $     7,371
 Accounts receivable, net of allowance for doubtful accounts
   of $4,855 (2003) and $11,757 (2002)                               124,179            131,676
 Other current assets                                                 12,920             14,581
                                                                 -----------        -----------
     Total Current Assets                                            150,526            153,628
 PROPERTY AND EQUIPMENT, NET                                          51,378             53,699
 GOODWILL                                                            990,192            990,192
 INTANGIBLE ASSETS, NET                                                7,946              9,647
 OTHER ASSETS                                                         58,339             59,146
                                                                 -----------        -----------
     TOTAL ASSETS                                                $ 1,258,381        $ 1,266,312
                                                                 ===========        ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                $    27,019        $    24,809
 Other accrued expenses and liabilities                               66,020             65,277
 Current maturities of long-term debt                                 85,000               -
                                                                 -----------        -----------
      Total Current Liabilities                                      178,039             90,086
LONG-TERM DEBT                                                       203,042            232,135
DEFERRED INCOME TAXES                                                 33,731             30,733
OTHER LIABILITIES                                                      9,072             10,318
                                                                 -----------        -----------
      TOTAL LIABILITIES                                              423,884            363,272
                                                                 -----------        -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Preferred stock: authorized 10,000 shares, none outstanding            -                  -
 Common stock, $.01 par value: authorized,  271,023 shares;
  issued and outstanding, 100,030 (2003) and 103,989 (2002)            1,000              1,040
 Class B stock, $.01 par value: authorized,  3,000 shares:
  issued and outstanding, 704 (2003 and 2002)                              7                  7
 Additional paid-in capital                                          549,777            684,311
 Accumulated earnings                                                287,941            218,981
                                                                 -----------        -----------
                                                                     838,725            904,339
 Less treasury stock, at cost;  140 (2003) and 35 (2002) shares       (4,228)            (1,299)
                                                                 -----------        -----------
      TOTAL SHAREHOLDERS' EQUITY                                     834,497            903,040
                                                                 -----------        -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 1,258,381        $ 1,266,312
                                                                 ===========        ===========

          See accompanying notes to consolidated financial statements

                          WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   ------------------           -------------------
                                                    2003          2002          2003           2002
                                                    ----          ----          ----           ----

GROSS REVENUES                                    $156,050      $155,738      $455,900       $466,704
  Less Agency Commissions                           21,370        21,909        62,750         65,767
                                                  --------      --------      --------       --------
NET REVENUES                                       134,680       133,829       393,150        400,937
                                                  --------      --------      --------       --------

Operating Costs                                     83,274        85,268       261,830        263,815
Depreciation and Amortization                        2,889         2,879         8,629          8,580
Corporate General and Administrative Expenses        1,735         2,202         5,026          6,003
                                                  --------      --------      --------       --------
                                                    87,898        90,349       275,485        278,398
                                                  --------      --------      --------       --------
OPERATING INCOME                                    46,782        43,480       117,665        122,539
Interest Expense                                     2,546         1,682         7,493          5,117
Other Income                                            (8)          (27)          (44)          (103)
                                                  --------      --------      --------       --------
INCOME BEFORE INCOME TAXES                          44,244        41,825       110,216        117,525
INCOME TAXES                                        16,534        15,123        41,256         42,906
                                                  --------      --------      --------       --------

NET INCOME                                         $27,710       $26,702       $68,960        $74,619
                                                  ========      ========      ========       ========

NET INCOME PER SHARE:
  BASIC                                              $ .28         $ .25         $ .68          $ .70
                                                  ========      ========      ========       ========
  DILUTED                                            $ .27         $ .25         $ .66          $ .68
                                                  ========      ========      ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                            100,575       105,962       101,803        106,447
                                                  ========      ========      ========       ========
  DILUTED                                          102,868       108,815       104,232        109,638
                                                  ========      ========      ========       ========



          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       -----------------
                                                                        2003          2002
                                                                        ----          ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                          $68,960       $74,619
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       8,629         8,580
    Deferred taxes                                                      2,998         3,028
    Other                                                                 477           418
                                                                      -------       -------
                                                                       81,064        86,645
    Changes in assets and liabilities:
     Decrease in accounts receivable                                    7,497         1,273
     Decrease  in other assets                                          1,661         1,339
     Increase in accounts payable and accrued liabilities               4,366        36,344
                                                                      -------       -------
           Net Cash Provided By Operating Activities                   94,588       125,601
                                                                      -------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (3,307)       (3,298)
  Acquisition of companies and other                                      (63)         (762)
                                                                      -------       -------
              Net Cash Used For Investing Activities                   (3,370)       (4,060)
                                                                      -------       -------
              CASH PROVIDED BEFORE FINANCING ACTIVITIES                91,218       121,541
                                                                      -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              5,867        28,024
  Borrowings under bank and other long-term obligations                55,000        38,500
  Debt repayments and payments of capital lease obligations              (419)         (247)
  Repurchase of common stock                                         (145,610)     (132,425)
  Repurchase of warrants from related party                              -          (51,070)
                                                                     ---------     --------
              NET CASH (USED IN) FINANCING ACTIVITIES                 (85,162)     (117,218)
                                                                     ---------     --------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                              6,056         4,323

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        7,371         4,509
                                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $13,427       $ 8,832
                                                                     ========      ========

          See accompanying notes to consolidated financial statements

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
------------------------------

     The accompanying consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                          Three Months Ended               Nine Months Ended
                            September 30,                     September 30,
                          ------------------               -----------------
                         2003            2002             2003            2002
                         ----            ----             ----            ----
      Options           2,293           2,853            2,429           2,981
      Warrants            -               -                -               210

NOTE 4 - Related Party Transactions:
-----------------------------------

     The Company has several agreements with Infinity Broadcasting Corporation, a wholly owned subsidiary of Viacom Inc, and its affiliated companies ("Viacom"). Under the terms of a Management Agreement, which expires March 31, 2009, the Company is managed by Viacom. For the three month periods ended September 30, 2003 and 2002 Viacom earned cash compensation of approximately $700 and $1,600, respectively and $2,100 and $4,000, respectively, for the nine month periods under the Management Agreement. In addition to earning cash compensation under the Management Agreement, Viacom was granted warrants to purchase the Company's Common Stock. The fair market value of the warrants issued to Viacom is amortized to expense over the term of the Agreement. For the three month periods ended September 30, 2003 and 2002, amortization expense for the warrants was approximately $350 and $350, respectively and $1,100 and $1,100, respectively, for the nine month periods.

     In connection with the issuance of warrants to Viacom in May 2002 for management services to be provided to the Company in the future, the Company has reflected the fair value of the warrant issuance of $48,530 as a component of other assets with a corresponding increase to additional paid in capital in the accompanying balance sheet. Upon commencement of the term of the service period to which the warrants relate, the Company will amortize the cost of the warrants issued to operations ratably over the five-year service period.
                                        6

     In  addition  to  the  Management   Agreement,   the  Company  enters  into
transactions with Viacom in the normal course of business. Such arrangements include a Representation Agreement (including a related News Programming Agreement, a License Agreement and a Technical Services Agreement) to operate the CBS Radio Networks, affiliation agreements with many of Viacom's radio stations and the purchase of programming rights from Viacom. The Management Agreement provides that all transactions between the Company and Viacom or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Viacom must be approved by the Company's Board of Directors. For the three month periods ended September 30, 2003 and 2002, the Company incurred expenses aggregating approximately $19,200 and $19,900, respectively, and $60,600 and $57,800, respectively, for the nine month periods for the Representation Agreement, affiliation agreements and the purchase of programming rights from Viacom.

NOTE 5 - Debt:
-------------

     At September 30, 2003 the Company had outstanding borrowings of $200,000 pursuant to its outstanding notes and $85,000 under its bank revolving credit facility. In addition, the Company had available borrowings of $117,500 under its bank revolving credit facility. As the Company's revolving credit facility matures on September 30, 2004, all borrowings under the facility are classified as current.

     The estimated fair value of the Company's interest rate swaps at September 30, 2003 was $3,042.

NOTE 6 - Insurance Settlement:
-----------------------------

     The Company reached a settlement with its insurance carriers related to business interruption claims attributable to the September 11, 2001 terrorist attacks. Proceeds, which approximate $2,598, were recorded as a reduction of Operating Costs.

NOTE 7 - Stock Options:
----------------------

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. For the three and nine-month periods ended September 30, 2003 and 2002, had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,209 and $2,047 ($.02 per basic and diluted share) for the three month periods, respectively and $6,364 and $6,088 ($.06 per basic and diluted share) for the nine month periods, respectively.


                                     Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                     ----------------------------    ---------------------------
                                          2003          2002             2003             2002
                                          ----          ----             ----             ----
Net Income as Reported                  $27,710       $26,702          $68,960          $74,619
Deduct:  Total Stock Based
  Employee Compensation Expense,
  Net of Tax                              2,209         2,047            6,364            6,088
                                        -------       -------          -------          -------
Pro Forma Net Income                    $25,501       $24,655          $62,596          $68,531
                                        =======       =======          =======          =======
Net Income Per Share:
  Basic - As Reported                     $.28           $.25            $.68             $.70
                                          ====           ====            ====             ====
  Basic - Pro Forma                       $.25           $.23            $.62             $.64
                                          ====           ====            ====             ====

  Diluted - As Reported                   $.27           $.25            $.66             $.68
                                          ====           ====            ====             ====
  Diluted - Pro Forma                     $.25           $.23            $.60             $.63
                                          ====           ====            ====             ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share amounts)

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes and the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Discussions included herein related to "revenue" or "net revenues" corresponds to the financial statement caption of Net Revenues on the Company's Consolidated Statements of Operations. The principal components of Operating costs are personnel costs (exclusive of corporate personnel), affiliate compensation, broadcast rights fees, program production and distribution costs, sales related expenses (including bad debt expenses, commissions, and promotional and advertising expenses), expenses related to the Company's representation agreement with Viacom and news expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Viacom Management Agreement, personnel costs and other administrative expenses.

Results of Operations
---------------------

Three Months Ended September 30, 2003 Compared
With Three Months Ended September 30, 2002
------------------------------------------

     Westwood One derives substantially all of its revenue from the sale of advertising time to advertisers. Net revenue increased $851, or 1%, to $134,680 in the third quarter of 2003 from $133,829 in the comparable prior year quarter. Net revenue was affected by a softening of advertiser sales after the commencement of the war with Iraq and the continuing weak economic climate. The increase in the quarter was due principally to higher revenue resulting from increased rates charged for national sports programming ($1,417), partially offset by continued weakness in local revenue associated with traffic and information programming particularly in the Texas and Chicago markets.

     Operating costs decreased $1,994, or 2%, to $83,274 in the third quarter of 2003 from $85,268 in the third quarter of 2002. The decrease in operating costs was attributable to proceeds from an insurance settlement related to claims attributable to the September 11, 2001 terrorist attacks ($2,598). Excluding this item, operating costs increased $604, or approximately 1%, in the quarter. That increase is primarily attributable to increases in insurance premiums for all coverages ($207) and increased costs to air National Football League programming, partially offset by lower employee related expenses resulting from lower effective commissions earned by the Company's sales personnel.

     Depreciation and amortization was $2,889 in the third quarter of 2003 compared with $2,879 in the second quarter of 2002.

     Corporate general and administrative expenses decreased $467, or 21%, to $1,735 in the third quarter of 2003 from $2,202 in the comparable 2002 quarter. The decrease is principally attributable to lower incentive compensation expense to related parties partially offset by higher expenses associated with new corporate governance regulations.

     Operating income increased $3,302, or 8%, to $46,782 in the third quarter of 2003 from $43,480 in the third quarter of 2002. The increase is principally attributable to an insurance settlement and higher revenue.

     Interest expense increased 51% to $2,546 in the third quarter of 2003 from $1,682 in 2002. The increase was attributable to higher debt outstanding in the third quarter of 2003 and higher average interest rates as a result of the Company's issuance of $200 million in a combination of 7 and 10-year fixed rate Senior Unsecured Notes in the fourth quarter of 2002.

     Income tax expense in the third quarter of 2003 was $16,534 compared with $15,123 in the third quarter of 2002. The Company's effective income tax rate was approximately 37.5% in 2003 compared with 36.5% in 2002. The increase in effective income tax rate was principally attributable to higher state taxes resulting from recently enacted tax law changes in the states in which we operate.

     Net income in the third quarter of 2003 increased $1,009, or 4%, to $27,710 ($.28 per basic share and $.27 per diluted share) from $26,702 ($.25 per basic and diluted share) in the third quarter of 2002. Net income per basic and diluted share rose 9% and 10%, respectively.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased 5% to 100,575 and 102,868, respectively, in the third quarter of 2003 from 105,962 and 108,815 in the third quarter of 2002. The decrease is principally attributable to the Company's stock repurchase program.


Nine Months Ended September 30, 2003 Compared
With Nine Months Ended September 30, 2002
-----------------------------------------

     Net revenue for the first nine months of 2003 decreased $7,787, or 2% to $393,150 from $400,937 in the first nine months of 2002. The decrease in net revenue was attributable to the non-recurrence of approximately $6,000 of revenue associated with the Company's exclusive radio broadcast of the Winter Olympics in 2002, a softening of advertiser sales prior to and immediately after the commencement of the war with Iraq, a weak economic climate that affected primarily local revenue associated with the Company's traffic and information programming (with the Texas, San Francisco and Chicago markets being primarily affected), and reduced revenue of approximately $900 generated from providing governmental entities with traffic information due to the expiration of contracts, partially offset by approximately $3,300 of revenue attributable to new programming.

     Operating costs were $261,830 in the first nine months of 2003 compared with $263,815 in the first nine months of 2002, a decrease of $1,985, or 1%. Increases in expenses associated with new program offerings, insurance and news costs attributable to coverage of the war with Iraq were offset by the non-recurrence of expenses attributable to the Company's broadcast of the Winter Olympics, an insurance settlement ($2,598), and lower employee related expenses, principally resulting from lower effective commissions earned by the Company's sales personnel.

     Depreciation and amortization was $8,629 in the first nine months of 2003 as compared with $8,580 in the first nine months of 2002.

     Corporate general and administrative expenses in the first nine months of 2003 decreased $977, or 16%, to $5,026 from $6,003 in the comparable 2002 period. The decrease is principally attributable to lower incentive compensation expense to a related party partially offset by higher expenses associated with new corporate governance regulations.

     Operating income decreased $4,874, or 4%, to $117,665 in the first nine months of 2003 from $122,539 in the comparable 2002 period. The decrease was principally attributable to lower revenues in the Company's second quarter of 2003.

     Interest expense increased 46% to $7,493 in the first nine months of 2003 from $5,117 in the comparable 2002 period. The increase results principally from higher debt levels and higher average interest rates.

     Net income decreased 8% to $68,960 ($.68 per basic share and $.66 per diluted share) in the first nine months of 2003 from $74,619 ($.70 per basic share and $.68 per diluted share) in the comparable 2002 period. Net income per basic and diluted share decreased 3% in the first nine months of 2003 from the comparable 2002 period.

     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 5% to 101,803 and 104,232, respectively, in the first nine months of 2003 compared with 106,447 and 109,638 in the comparable 2002 period. The decrease is principally attributable to the Company's stock repurchase program.

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

     At September 30, 2003, the Company's cash and cash equivalents were $13,427, a increase of $6,056 from the December 31, 2002 balance.

     For the nine months ended September 30, 2003 versus the comparable prior year period, net cash from operating activities decreased $31,013. The reduction is primarily attributable to an increase in cash taxes paid resulting from lower tax benefits from the exercise of stock options and warrants.

     At September 30, 2003, the Company had available borrowings of $117,500 on its revolving credit facility. Pursuant to the terms of the facility, the amount of available borrowings declines by $7,500 at the end of each quarter in 2003 and $10,000 per quarter in 2004 until its termination date of September 30, 2004. Accordingly all outstanding borrowings under the revolving credit facility have been classified as current on the Company's balance sheet. The Company believes it will be able to replace its maturing revolving credit facility with a new facility prior to its September 30, 2004 expiration, however no assurance can be given that the Company will be successful in replacing the facility. In the event the facility is not replaced, the Company believes its operating cash flows will be sufficient to repay the debt as it becomes due. During 2003, the Company has used its available cash and bank borrowings to repurchase its Common

Stock. For the nine months ended September 30, 2003, the Company repurchased approximately 4,412 shares of Common Stock at a cost of $145,610. In the month of October, the Company repurchased an additional 156 shares of Common Stock at a cost of approximately $4,843.

     The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

     The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Other Information
-----------------

     As a result of the extension of the Management Agreement with Viacom that was approved by Shareholders on May 29, 2002, starting with the second quarter of 2004 and through the first quarter of 2009, the Company's quarterly amortization expense will increase by approximately $2,100. The increase will result from the amortization of the $48,530 fair market value of the Viacom warrants issued as part of the extension of the Management Agreement.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

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

Item 4. Controls and Procedures
-------------------------------

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. No changes in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Items 1 through 5

     These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     EXHIBIT
     NUMBER                            DESCRIPTION

     3.1 Restated  Certificate of  Incorporation,  as filed on October 25, 2002.
         (14)
     3.2 Bylaws of Registrant as currently in effect. (6)
     4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
   *10.1 Employment  Agreement,  dated April 29, 1998,  between  Registrant and
         Norman J. Pattiz. (8)
    10.2 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
    10.3 Amended and Restated Credit Agreement, dated September 30, 1996, between Registrant and The Chase Manhattan Bank and Co-Agents. (6)
    10.4 Second Amended and Restated Credit Agreement dated November 17, 2000, between Registrant and The Chase Manhattan Bank and Co-Agents. (12)
    10.5 Amendment One dated October 24, 2002 to the Amended and Restated Credit Agreement. (15)
    10.6 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
    10.7 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated as of June 1, 1999 (9)
   *10.8 Amendment  No. 1 to the Agreement and Plan Merger,  dated as of August
         20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
    10.9 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation.
         (9) (13)
   10.10 Representation   Agreement,  dated  as  of  March  31,  1997,  between
         Registrant and CBS, Inc. (7) (13)
   10.11 Westwood One Amended 1999 Stock Incentive Plan. (9)
   10.12 Westwood One, Inc. 1989 Stock Incentive Plan. (3)
   10.13 Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive Plan. (4) (5)
   10.14 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
   31.a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On July 1, 2003, Registrant filed a current report on Form 8-K updating its financial guidance for 2003.

     On August 5, 2003, Registrant filed a current report on Form 8-K announcing its second quarter 2003 financial results.

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




                                                       WESTWOOD ONE, INC.




                                                       By:/S/ Shane Coppola
                                                       -------------------------
                                                       Shane Coppola
                                                       Chief Executive Officer


                                                       By: /S/ Jacques Tortoroli
                                                       -------------------------
                                                       Jacques Tortoroli
                                                       Chief Financial Officer

Dated:  November 14, 2003