Form 10-K
period 2003-12-31
WESTWOOD ONE INC /DE/
filed 2004-03-15
CIK 771950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                                            OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______


                         Commission file number 0-13020

                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-3980449
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

    40 West 57th Street                                               10019
        New York, NY                                                (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 641-2000


           Securities Registered Pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered

Common Stock, par value [$0.01]                New York Stock Exchange
        per share
        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

     The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $2.88 billion based on the last reported sales price of the registrant's Common Stock on June 30, 2003 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are "affiliates." The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2004, 98,559,367 shares (excluding treasury shares) of Common Stock, par value $0.01 per share, were outstanding and 703,466 shares of Class B Stock, par value $0.01 per share, were outstanding.


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

The Company derives substantially all of its revenues from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. The Company obtains the commercial airtime it sells to advertisers from radio and television affiliates in exchange for the programming it provides to them and in some cases, for cash compensation. That commercial airtime is sold to local/regional advertisers (typically :10 second commercial airtime) and to national advertisers (typically :30 or :60 second commercial airtime). By purchasing commercial airtime from the Company, advertisers are able to have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences.

The Company provides local traffic and information broadcast reports in over 95 Metro Survey Area markets (referred to herein as MSA markets) in the United States. The Company also offers radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to seven 24-hour satellite-delivered continuous play music formats ("24/7 Formats") and weekday and weekend news and entertainment features and programs. These programs include: major sporting events, including the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics, live, personality intensive talk shows, live concert broadcasts, countdown shows, music and interview programs; and exclusive satellite simulcasts with cable networks.

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc, pursuant to a management agreement between the Company and Infinity which expires on March 31, 2009 (the "Agreement" or "Management Agreement").

Industry Background

    Radio Broadcasting

There are approximately 10,300 commercial radio stations in the United States.

A radio station selects a style of programming ("format") to attract a target listening audience and thereby attracts advertisers that are targeting that audience demographic. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

A radio station has two principal ways of effectively competing for revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news products, such as those supplied by Westwood One, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and advertising revenue.

    Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local and regional purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a radio network allows an advertiser to target its commercial messages to a specific demographic audience, nationally on a cost-efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

To verify its network audience delivery and demographic composition, specific measurement information is available to advertisers from independent rating services such as Arbitron and their RADAR rating service. The rating service provides demographic information such as the age and gender composition of the listening audiences. Consequently, advertisers can verify that their advertisements are being heard by their target listening audience.


Business Strategy/Services

The Company's business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own on a cost effective basis. The Company offers radio stations traffic and news information as well as a wide selection of regularly scheduled and special event syndicated programming and 24/7 Formats. The information, programs and formats are produced by the Company and, therefore, the stations typically have virtually no production costs. With respect to the Company's programs and formats, each program or format is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One's programs contain available commercial airtime that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and occasionally places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In 1996 and 1998, the Company acquired the operating assets of Shadow Traffic in a total of 14 major metropolitan markets (4 in 1996 and 10 in 1998). In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country's largest traffic service provider, Metro, which broadcast information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 95 of the largest MSA markets. In late 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute"), a company which collects, organizes and distributes a database of advanced traveller information through various electronic media and telecommunications.

Westwood One enters into affiliation agreements with radio stations which require the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company typically receives a portion of the commercial airtime and a cash fee from the affiliated stations in exchange for the stations receiving the right to broadcast the formats. Radio stations in the top 200 national markets typically also receive compensation for airing national advertising spots.

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

    Local Traffic and Information Programming

The Company, through its Traffic and Information Division, provides traffic reports and local news, weather and sports information programming to radio and television affiliates.

The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This permits the Company to easily resell the information to third parties for distribution through the internet, wireless devices or personnel digital assistants ("PDA") and various other media systems. The Company's professional announcers read the customized reports on the air. The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often become integral "personalities" on such affiliate stations as a result of their significant on-air presence and interaction with the stations' on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately: 125 helicopters and fixed-wing aircraft; 30 mobile units; 30 airborne camera systems; 125 fixed-position camera systems; 70 broadcast studios; and 1,400 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables the Company's on-air talent to deliver reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

The Company generally does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company's affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated the reports with its own resources.

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. Past examples have included, among others, providing live airborne coverage of the September 11 terrorist attack on the World Trade Center and the Seattle earthquake. By using our news helicopters, the Company feeds live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provide live customized airborne reports for the Company's radio affiliates via the Company's Metro Source service, which is described below. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 95 markets and that is able to provide customized reports to these markets.

Metro Source, an information service available to subscribing affiliates, is an information system and digital audio workstation that allows the Company's news affiliates to receive via satellite and view, write, edit and report the latest news, features and show preparation material. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations which have subscribed to the service. Information and content for Metro Source is primarily generated from the Company's staff of news bureau chiefs, state correspondents and professional news writers and reporters.

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

    Information Services

The Company's Information Services ("IS") develops non-broadcast traffic information. IS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. Accordingly, in 2000 the Company acquired the operating assets of SmartRoute. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to wireless subscribers via the Company's STAR JAM (TM) and STAR FIND (TM)services. IS revenues are not presently a significant source of revenues to the Company.

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

The Company controls most aspects of the production of its programs, thereby being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically five minutes or less), long-form programs (typically 60 minutes or longer) and 24/7 Formats. Typically, the short-form programs are produced at the Company's in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced primarily at the
Company's in-house production facilities and recordings of live concert performances and sports events made on location. The 24/7 Formats are produced at the Company's facilities in Valencia, California.

Westwood One also produces and distributes special event syndicated programs. In 2003, the Company produced and distributed numerous special event programs, including exclusive radio broadcasts of The Grammy Awards, VH-1's 2003 Rock & Roll Hall of Fame Induction, the Academy of Country Music Award, MTV Music Awards and the BET Awards, among others.

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

    Advertising Sales and Marketing

The Company packages its radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this is a key factor in maintaining its affiliate relationships. The Company packages its television commercial airtime on a local regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime and to optimize the efforts of the Company's national internal structure of sales representatives. The Company's advertising sales force is comprised of approximately 300 sales representatives.

In most of the markets in which the Traffic and Information Division conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime in any and all of the Company's markets in addition to selling such airtime in each local market, which the Company believes affords its sales representatives an advantage over certain of its competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered.

The Company's typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging approximately 25 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime into multiple "sponsorship" packages which it then sells as an information sponsorship package to advertisers throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.

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

Generally, the Company provides its MetroTV Services to television stations in exchange for thirty-second commercial airtime that the Company packages and sells on a regional and national basis. The amount and placement of the commercial airtime that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided enhanced television video services, it has been able to acquire more valuable commercial airtime. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

The Company has established a morning TV news network for its advertisers' commercials to air during local news programming and local news breaks from 5:30 a.m. to 9:00 a.m. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.

Competition

In the MSA markets in which it operates, the Company competes for advertising revenue with local print and other forms of communications media including
magazines,   outdoor   advertising,   network   radio  and  network   television
advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the recent consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, to gather information on their own.

In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for network radio advertising expenditures. In addition, the Company competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks, that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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


Government Regulation

Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the "FCC"). Westwood One, as a producer and distributor of radio programs and information services, is generally not subject to regulation by the FCC. The Traffic and Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.


Employees

On February 1, 2004, Westwood One had approximately 2,500 employees, including an advertising sales force of approximately 300 people and 800 part-time employees. In addition, the Company maintains continuing relationships with approximately 175 independent writers, program hosts, technical personnel and producers. Approximately 600 of the Company's employees are covered by collective bargaining agreements. The Company believes relations with its employees, unions, and independent contractors are satisfactory.


Available Information

We are a Delaware corporation. We re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through our internet website at www.westwoodone.com free of charge as soon as reasonably practicable after we file these reports with the SEC.


Item 2. Properties

The Company owns a 7,600 square-foot building in Culver City, California, which houses the syndicated program production facilities and a 14,000 square-foot building in Culver City, California, which contains administrative, and sales and marketing offices. The Company also owns a 10,000 square-foot building adjacent to its administrative and sales and marketing offices, which it subleases. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 275,000 square feet in the aggregate, pursuant to the terms of various lease agreements.

The Company believes that its facilities are adequate for its current level of operations.


Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

On March 1, 2004 there were approximately 219 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its 2003 shareholders' meeting, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000. Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". The following table sets forth the range of high and low last sales prices on the NYSE for the Common Stock for the calendar quarters indicated.

               2003                         High               Low
               ----                         ----               ---

               First Quarter               $39.15            $29.60
               Second Quarter               35.56             31.05
               Third  Quarter               33.73             29.30
               Fourth Quarter               34.40             29.60

               2002
               ----
               First Quarter               $40.00            $28.80
               Second Quarter               39.73             32.46
               Third Quarter                37.04             25.66
               Fourth Quarter               38.98             31.72

The last sales price for our Common Stock on the NYSE on March 10, 2004 was $29.76.

The Company does not intend to pay cash dividends. No cash dividend was paid on the Company's stock during 2003 or 2002, and the payment of dividends may be restricted by the terms of its loan agreements.

There is no established public trading market for our Class B Stock. However, the Class B Stock is convertible to Common Stock on a share-for-share basis.

                      Equity Compensation Plan Information

The following table contains information regarding equity compensation plans and warrants issued to Infinity as of December 31, 2003:

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

Equity compensation plans
   Options (1)                                10,319,549                      $21.27                      1,653,600
   Warrants (2)                                4,500,000                       49.44                        N/A

Equity compensation plans not

Total                                         14,819,549                                                  1,653,600

(1) - Options included herein were granted or are available for grant as part of the Company's 1989 and/or 1999 stock option plans that were approved by shareholders of the Company. The Company's 1999 stock option plan provides for mandatory grants of options to members of the Company's Board of Directors on an annual basis. The Compensation Committee of the Board of Directors approves periodic option grants to Executive Officers and other employees based on their contributions to the operations of the Company.
(2) - Warrants included herein were granted to Infinity in conjunction with the Infinity Management Agreement, and were approved by shareholders of the Company on May 29, 2002. Of the seven warrants issued, two warrants to purchase an aggregate of 2,000,000 shares of Common Stock each have an exercise price of $43.11 and $48.36, respectively, and become exercisable only if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants. Of the remaining five warrants to purchase an aggregate of 2,500,000 shares of Common Stock, the exercise price for each of the five warrants is equal to $38.87, $44.70, $51.40, $59.11, and $67.98, respectively. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. However, in order for the warrants to become exercisable, the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company's average stock price for the 15 trading days prior to January 2, 2005 must equal or exceed $40.56 for the warrants to become exercisable.


Item 6.  Selected Financial Data
        (In thousands except per share data)

                                                      2003 (1)      2002 (1)      2001          2000           1999 (2)
                                                      ----          ----          ----          ----           ----
OPERATING RESULTS FOR YEAR
ENDED DECEMBER 31:
Net Revenues                                          $539,226      $550,751     $515,940       $553,693       $358,305
Operating and Corporate Costs, Excluding
  Depreciation and Amortization                        357,688       360,390      349,936        388,095        267,294

Depreciation and Amortization                           11,513        11,464       67,611         62,104         30,214

Operating Income                                       170,025       178,897       98,393        103,494         60,797

Net Income                                            $100,039      $109,115      $43,195        $42,283        $23,887

Income Per Basic Share                                    $.99        $ 1.03         $.40           $.38           $.33

Income Per Diluted Share                                  $.97        $ 1.00         $.38           $.36           $.30

BALANCE SHEET DATA AT
DECEMBER 31:

Current Assets                                        $165,495      $153,628     $140,527      $ 153,881       $167,848
Working Capital                                         85,622        63,542       35,012         15,679         39,843
Total Assets                                         1,262,034     1,266,312    1,210,017      1,285,556      1,333,153
Long-Term Debt                                         300,366       232,135      152,000        168,000        158,000
Total Shareholders' Equity                             835,950       903,040      915,371        949,892      1,019,775


(1) Results for the years ended December 31, 2003 and 2002 include the effects of adopting Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Retroactive application prior to January 1, 2002 was prohibited.
(2) Results for the year ended December 31, 1999 include the results of Metro from the date of the merger on September 22, 1999.
-- No cash dividend was paid on the Company's Common Stock during the periods presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands except for share and per share amounts)

                               EXECUTIVE OVERVIEW

Westwood One supplies radio and television stations with information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.

The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including Infinity and Clear Channel Communications, have emerged as powerful forces in the industry. Westwood One is managed by Infinity under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of Infinity's owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company's operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with Infinity stations.

The  Company  derives  substantially  all of its  revenues  from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find the most effective method is to purchase shorter duration :10 second advertisements, which are principally correlated to traffic and information related programming and content. Our advertisers who target national audiences generally find the most cost effective method is to purchase longer :30 or :60 second advertisements, which are principally correlated to news, talk, sports and music and entertainment related programming and content. Generally, the greater amount of programming we provide our affiliates the greater amount of commercial airtime is available for the Company to sell. Additionally, over an extended period of time an increase in the listening audience results in our ability to generate more revenues. Our goal is to maximize the yield of our available commercial airtime to optimize revenues.

In managing our business, we develop programming and exploit the commercial airtime by concurrently taking into consideration the demands of our advertisers on both a market specific and national basis, the demands of the owners and management of our radio station affiliates, and the demands of our programming partners and talent. Our continued success and prospects for growth are dependent upon our ability to manage the aforementioned factors in a cost effective manner. Our results may also be impacted by overall economic conditions, trends in demand for radio related advertising, competition, and risks inherent in our customer base, including customer attrition and our ability to generate new business opportunities to offset any attrition.

There are a variety of factors that influence the Company's revenues on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy, (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming, (iii) advertiser demand on a local/regional or national basis for radio related advertising products,
(iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base and (v) competitive and alternative programs and advertising mediums.

Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that the Company closely monitors advertiser commitments for the current calendar year, with particular emphasis placed on the next three month period. Factors impacting the pricing of commercial airtime include, but are not limited to: (i) the dollar value, length and breadth of the order, (ii) the desired reach and audience demographic, (iii) the level of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenues are significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser.

The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Infinity Management Agreement, personnel costs and other administrative expenses, including those associated with new corporate governance regulations.

We consider the Company's operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make reductions in its cost structure to react to what it believes are more than temporary declines in advertiser demand. This factor is important in predicting the Company's performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that Operating Income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue Operating Income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company's operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds.

Revenues

Revenues presented by type of commercial advertisements are as follows for the years ending December 31,:

                                   2003                          2002                             2001
                                   ----                          ----                             ----
                             $        % of Total           $           % of Total           $            % of Total
                             -        ----------           -           ----------           -            ----------
Local/Regional             $283,687      53%           $302,554           55%           $290,760            56%
National                    255,539      47%            248,197           45%            225,180            44%
                           --------     ----           --------          ----           --------           ----
Total (1)                  $539,226     100%           $550,751          100%           $515,940           100%
                           ========     ====           ========          ====           ========           ====

(1) As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.

Revenues for the year ended December 31, 2003 decreased $11,525, or 2%, compared with the year ended December 31, 2002. The decrease was due principally to the absence of approximately $6,000 of revenues recorded in the prior year from the Company's exclusive 2002 Winter Olympics radio broadcast, an overall reduction in advertiser demand for our products immediately prior to and concurrent with the commencement of the war with Iraq, weaker relative demand in certain local/regional markets, reduced fee based traffic information revenues of approximately $1,000 due to the expiration of certain contracts, partially offset by approximately $7,000 of incremental revenues attributable to new programming developed to reach national audiences.

During the year ended December 31, 2003, revenues aggregated from the sale of local/regional airtime declined approximately 6%, or approximately $18,900, while national based revenues increased approximately 3%, or $7,300. The decrease in local/regional revenue was greatest in the northeast and Texas regions, while revenue in the western region increased. Despite the decrease in local/regional revenues, the Company continued to invest in new traffic and information markets.

In 2003, the increase in our aggregated national based revenues was accomplished through attaining higher revenues in the news and sports programming categories through adding new sports programming and effective management of our commercial airtime partially offset by the absence of revenues from the 2002 Winter Olympics.

Revenues for the year ended December 31, 2002 increased $34,811, or 7%, compared with the year ended December 31, 2001. The increase in revenue was attributable to higher advertiser demand and a better economic climate compared with 2001 where the 2001 annual results were adversely affected by the September 11, 2001 terrorist attacks.

During the year ended December 31, 2002, revenues derived from the sale of local/regional and national airtime increased by approximately 4%, or $11,800, and 10%, or $23,000, respectively. During 2002, the Company invested in new traffic and information markets which contributed to revenue growth on a local/regional level.

In 2002, the increase in our national based revenues was attributable to the addition of new programming (approximately $14,600) including the radio broadcast of the 2002 Winter Olympics as well as a result of the overall improvement in economic conditions as further discussed above.

We expect our revenues in 2004 to increase compared with 2003, resulting primarily from an anticipated overall increase in demand for our product offerings due to higher audience delivery, the Company's exclusive U.S. radio broadcast of the 2004 Summer Olympics, inventory management initiatives, and the development of new distribution alternatives for our content.

Operating Costs

Operating costs for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                      2003                           2002                           2001
                                      ----                           ----                           ----
                                   $       % of total           $        % of total             $        % of total
                                   -       ----------           -        ----------             -        ----------
Programming, production and
  distribution expenses         $227,141      65%            $218,646        62%             $208,759       61%
Selling expenses                  43,059      12%              47,829        14%               45,457       13%
Other operating expenses          80,382      23%              85,910        24%               88,904       26%
                                --------     ----            --------       ----             --------      ----
                                $350,582     100%            $352,385       100%             $343,120      100%
                                ========     ====            ========       ====             ========      ====

Operating costs decreased 1% to $350,582 in 2003 from $352,385 in 2002, and increased 3% in 2002 from $343,120 in 2001. The 2003 decrease was principally attributable to approximately $3,200 of proceeds from an insurance settlement related to claims resulting from the September 11, 2001 terrorist attacks (included in Other operating expenses in the table above). Excluding this item, operating costs increased approximately $1,400, or less than 1% in 2003. The net increase is primarily attributable to: (i) increases in programming, production and distribution expenses resulting from costs related to the development of new or expanded program offerings, new traffic and information markets, higher sports rights fees resulting from both new programming and contractual rate increases with respect to existing program commitments and additional news costs to cover the war with Iraq, partially offset by the absence of costs associated with the Company's broadcast of the 2002 Winter Olympics, (ii) lower Selling expenses including lower bad debt expense (approximately $2,800), resulting from the absence of a significant customer's bankruptcy in 2002, and lower employee related expenses, principally resulting from lower commissions earned by the Company's sales personnel due to lower revenues and (iii) lower Other operating expenses due principally to the insurance settlement discussed above.

The 2002 increase in Operating costs was principally attributable to: (i) an increase in programming, production and distribution expenses resulting from expenses associated with our radio broadcast of the 2002 Winter Olympics, higher sports rights fees and the opening of new traffic and information markets, partially offset by reductions in affiliate compensation and personnel costs,
(ii) higher bad debt expenses resulting from a significant customer's bankruptcy (approximately $4,400), and lower personnel costs resulting from reductions and/or changes in sales related staffing levels and commission rates and (iii) lower other operating expenses due principally to reductions in personnel costs.

We currently anticipate that operating costs will increase in 2004 compared with 2003 due to expenses attributable with the Company's broadcast of the 2004 Summer Olympics, additional investments in our national network audiences and programs and normal recurring contractual cost increases. In addition, we expect to make certain continued investments in our sales support functions to support our planned growth in revenues.

Depreciation and Amortization

Depreciation and amortization increased nominally to $11,513 in 2003 from $11,464 in 2002, and decreased 83% in 2002 from $67,611 in 2001. The decrease in 2002 was principally attributable to the Company's adoption of SFAS 142, which prohibits the Company from continuing to amortize goodwill and lower depreciation expense resulting from a change in useful lives surrounding certain studio and broadcasting equipment as well as a result of certain assets becoming fully depreciated. As a result of the extension of the Management Agreement with Viacom - approved by Shareholders on May 29, 2002, starting with the second quarter of 2004 and through the first quarter of 2009, the Company's quarterly amortization expense will increase by approximately $2,100. The increase will result from the higher amortization attributable to the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased 11% to $7,106 in 2003 from $8,005 in 2002, and increased 17% in 2002 from $6,816 in 2001. The 2003 decrease was principally attributable to lower compensation expense to Infinity as no incentive bonus was earned, partially offset by higher expenses associated with our corporate governance activities, including fees incurred for professional services. The 2002 increase was principally attributable to a higher incentive bonus earned by Infinity pursuant to the terms of the Management Agreement and higher insurance costs.

We expect our corporate general and administrative costs to increase in 2004 compared with 2003. We expect to incur increased expenses relating to our compliance and corporate governance activities. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

Operating income decreased 5% to $170,025 in 2003 from $178,897 in 2002, and increased 82% in 2002 from $98,393 in 2001. The 2003 decrease was principally attributable to the decline in revenues. The 2002 increase was primarily attributable to higher net revenue and lower depreciation and amortization expense resulting from the adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's operating income would have increased by approximately 24% in 2002.

Interest Expense

Interest  expense  was  $10,132,  $6,955  and  $8,705  in 2003,  2002 and  2001,
respectively. The 2003 increase was attributable to higher outstanding debt in 2003 and higher average interest rates as a result of the Company's issuance of $200,000 in a combination of 7 and 10-year fixed rate Senior Unsecured Notes in the fourth quarter of 2002. The 2002 decrease was attributable to lower interest rates, partially offset by higher debt levels resulting from increased share repurchases. Our average effective interest rate for 2003, 2002 and 2001 was 3.1%, 2.9% and 4.9%, respectively. The increase in the 2003 and 2002 debt levels results from share and warrant repurchases pursuant to the Company's stock repurchase program, which is further described below.

We expect that our interest expense will increase in 2004 commensurate with our anticipated higher average debt levels.

Provision for income taxes

The income tax provisions for 2003, 2002 and 2001 are based on annual effective tax rates of 37.5%, 36.6% and 51.3%, respectively, resulting in income tax expense of $59,906, $62,937 and $45,564 in 2003, 2002 and 2001, respectively.
The Company's effective income tax rate in 2003 was slightly higher than in 2002 principally as a result of higher state taxes resulting from recently enacted tax law changes in the states in which we operate. Both the Company's effective income tax rates and reported income tax expense in 2002 were affected by the Company's adoption of SFAS 142. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's effective income tax rate would have been approximately 35% in 2001. For the years ended December 31, 2003, 2002 and 2001 a portion of the Company's income tax expense is non-cash as a result of tax deductions related to stock option exercises and warrant purchases of $3,911, $39,245 and $32,901 respectively, which are credited directly to additional paid in capital.

Net income

Net income in 2003 decreased 8% to $100,039 ($.99 per basic share and $.97 per diluted share) from $109,115 ($1.03 per basic share and $1.00 per diluted share) in 2002 and increased 153% in 2002 from $43,195 ($.40 per basic share and $.38 per diluted share) in 2001. On a pro forma basis, assuming the Company had adopted the provisions of SFAS 142 on January 1, 2001, the Company's net income, net income per basic share and net income per diluted share would have increased by approximately 24%, 26% and 28%, respectively, in 2002.

Earnings per share

Weighted averages shares outstanding for purposes of computing basic earnings per share were 101,243,000, 105,992,000 and 107,551,000 in 2003, 2002 and 2001,
respectively. The decreases in 2003 and 2002 were primarily attributable to Common Stock repurchases under the Company's stock repurchase program partially offset by additional share issuances as a result of stock option exercises. Weighted average shares outstanding for purposes of computing diluted earnings per share were 103,625,000, 109,101,000 and 112,265,000 in 2003, 2002 and 2001,
respectively. The changes in weighted average diluted shares are due principally to the decrease in basic shares and the reduction in the dilutive effect of warrants issued pursuant to the Management Agreement due to the warrant repurchases in 2002 and 2001.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of short-term borrowings and/or long-term debt.

At December 31, 2003, the Company's principal sources of liquidity were its cash and cash equivalents of $8,665 and available borrowings under its bank facility which is further described below.

The Company has and continues to expect to generate significant cash flows from operating activities. For the years ended December 31, 2003, 2002 and 2001, net cash provided by operating activities were $107,870, $147,618 and $145,673, respectively. For 2003, net cash from operating activities decreased $39,748 from 2002. The reduction is primarily attributable to an increase in cash taxes paid resulting from lower tax benefits from the exercise of stock options and warrants.

At December 31, 2003, the Company had an unsecured $205,000 bank revolving credit facility (the "Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). At December 31, 2003, the Company had available borrowings of $105,000 under its Facility ($205,000 at December 31, 2002). The amount of the Facility was scheduled to be reduced by $10,000 at the end of each quarter during 2004 until it matured on September 30, 2004. In March 2004, the Company refinanced its existing Facility, obtaining a five-year $120,000 term loan, which was fully borrowed on the closing date and the proceeds of which were used to repay outstanding borrowings under the Facility, and a five-year $180,000 revolving credit facility (collectively the "New Facility"). The terms of the New Facility are substantially the same as those contained in the Company's existing Facility, with the exception that the New Facility does not contain any provisions with respect to mandatory reductions. In addition, the Company has entered into, fixed to floating interest rate swap agreements for 50% of the notional amount of the Notes. The New Facility and/or Notes contain covenants relating to dividends, liens, indebtedness, and interest coverage and leverage ratios. None of these covenants are expected to have an impact on the Company's ability to operate and manage its business.

In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors has authorized a stock repurchase program. In 2003, the Company purchased 5,534,000 shares of the Company's Common Stock for a total cost of $180,412. In 2002, the Company purchased approximately 7,414,000 shares of the Company's Common Stock and warrants for a total cost of $239,407 and in 2001, purchased approximately 6,152,000 shares of the Company's Common Stock and warrants for a total cost of $146,278. In 2004 (through February 2004), the Company repurchased an additional 855,000 shares of Common Stock at a cost of $26,888. The Company expects to continue to use its cash flow to repurchase its Common Stock. At the end of February 2004, the Company had authorization to repurchase up to an additional $351,753 of its Common Stock.

The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Contractual Obligations and Commitments

The following table lists the Company's future contractual obligations and commitments as of December 31, 2003:

                                                                             Payments  due  by Period
                                                                             ------------------------

           Contractual Obligations                       Total     Less Than 1 Year   1 - 3 years   3 - 5 years    More Than 5 years
           -----------------------                       -----     ----------------   -----------   -----------    -----------------

           Long-term Debt (1)                             $300,000        -                -             -             $300,000
           Capital Lease Obligations                         7,360       $ 960          $ 1,920        $1,920             2,560
           Operating Leases                                 37,512       6,921           12,077         9,895             8,619
           Other Long-term Obligations                     275,745      75,490           96,886        78,149            25,220
                                                          --------     -------         --------       -------          --------
           Total Contractual Obligations                  $620,617     $83,371         $110,883       $89,964          $336,399
                                                          ========     =======         ========       =======          ========

(1) In March 2004, the Company refinanced its existing Facility, obtaining a five-year $120,000 term loan and a five-year $180,000 revolving credit facility.

The Company has long-term noncancelable operating lease commitments for office space and equipment. The Company has also entered into capital leases for satellite transponders.

Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $154,533 of payments due under the Management and Representation Agreements. See Related Parties below and Note 2 to the consolidated financial statements for further discussion.

Related Parties

Infinity holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2003, 2002 and 2001, Infinity earned cash compensation of $2,793, $5,012 and $3,983, respectively.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity two vested and non-forfeitable warrants to purchase 4,000,000 shares in the aggregate (one warrant with an exercise price of $10.00 per share and the other warrant with an exercise price of $12.50 per share - each warrant represents 2,000,000 shares of Common Stock) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrants, representing 2 million shares of Common Stock, to the Company receiving net proceeds aggregating $51,070. In 2001, Infinity sold its $10.00 warrants, representing 2 million shares of Common Stock, to the Company receiving net proceeds aggregating $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to additional paid in capital during 2002 and 2001.

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term, which commences April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity seven warrants convertible into 4,500,000 fully vested and nonforfeitable shares (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant) to purchase Company Common Stock. For additional information on these warrants see Note 2 to our consolidated financial statements.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity - the "Representation Agreement") to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company's shareholders, between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors. During 2003, the Company incurred expenses aggregating approximately $80,659 for the Representation Agreement, affiliation agreements and the purchase of programming rights from Infinity and affiliates ($77,566 in 2002 and $77,444 in 2001).

Critical Accounting Policies and Estimates

Westwood One's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.

Allowances for doubtful accounts - we maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $3,600, or .7% of revenue, in 2003, $6,400, or 1.2% of revenue, in 2002, and $2,000, or .4% of revenue, in 2001 and changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few significant bad debts.

Estimated useful lives of property, plant and equipment and intangible assets - we estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1 of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. During 2002, the Company changed the useful lives of certain studio and broadcasting equipment. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset. We review these types of assets for impairment annually, or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial results. Beginning January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we no longer amortize goodwill but review at least annually for impairment.

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

Recent Accounting Pronouncements Affecting Future Results

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

The provisions of FIN 46R are effective for special purpose entities as of December 31, 2003. The Company has completed its review of its special purpose entities under FIN 46R and has determined that the application of FIN 46R did not impact the Company's consolidated financial position, results of operations or cash flows.

The provisions of FIN 46R must be applied to VIEs as of March 31, 2004. The Company has determined that the adoption of the remaining provisions of FIN 46R will not have an impact on the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for the provisions relating to mandatorily redeemable financial instruments which have been deferred indefinitely. The adoption of SFAS 150 did not have any impact on the Company's financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

Forward-Looking Statements and Factors Affecting Forward-Looking Statements

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

Factors That May Affect Forward-Looking Statements

A wide range of factors could materially affect future developments and performance including the following:

     -- The Company is managed by Infinity under the terms of the Management Agreement, which expires in 2009. In addition, the Company has extensive business dealings with Infinity and its affiliates in its normal course of business. The Company's business prospects could be adversely affected by its inability to retain Infinity's services under the Management Agreement beyond the contractual term.

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

     -- The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including Infinity and Clear Channel Communications, have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company. Alternatively, they could seek to obtain programming from the Company's competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company's ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers.

     -- Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company's access to, or increase the cost of, external financing for its operations and investments.

     --   Changes in tax rates may adversely affect the Company's profitability.

     -- The Company believes relations with its employees and independent contractors are satisfactory. However, the Company may be adversely affected by future labor disputes, which may lead to increased costs or disruption of operations in any of the Company's business units.

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

The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are '
authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other
financial  information.   The  design,  monitoring,  and  revision  of  internal
accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures.

Westwood  One's   consolidated   financial   statements  have  been  audited  by
PricewaterhouseCoopers LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its Charter, is also responsible for retaining the Company's independent accountants. The independent accountants have full and free access to the Audit Committee with and without management's presence. Further, as a result of changes in the listing standards for the New York Stock Exchange and as a result of the Sarbanes-Oxley Act of 2002, members of the Audit Committee will be required to meet stringent independence standards and at least one member must have financial expertise. The majority of our Audit Committee members satisfy the new independence standards and, the Audit Committee also has at least one member with financial expertise.

The Consolidated Financial Statements and the related notes and schedules of the Company are indexed on page F-1 of this Report, and attached hereto as pages F-1 through F-18 and by this reference incorporated herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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


Item 14. Principal Accounting Fees and Services

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

     2.   Exhibits

  EXHIBIT
  NUMBER                            DESCRIPTION

     3.1  Restated  Certificate of Incorporation,  as filed on October 25, 2002.
          (14)
     3.2  Bylaws of Registrant as currently in effect. (6)
     4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
   *10.1 Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8)
   *10.2 Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz.
    10.3 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
    10.4 Credit Agreement, dated March 2, 2004, between Registrant and The Lenders and JPMorgan Chase Bank as Administrative Agent
    10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
    10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated of June 1, 1999 (9)
   *10.7 Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
    10.8 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9)
          (13)
    10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (7) (13)
    10.10 Westwood One Amended 1999 Stock Incentive Plan. (9)
    10.11 Westwood One, Inc. 1989 Stock Incentive Plan. (3)
    10.12 Amendments to the Westwood One, Inc. Amended 1989 Stock Incentive Plan. (4) (5)
    10.13 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
     21   List of Subsidiaries
     23   Consent of Independent Auditors
     31.a Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.b Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.a Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          No Report on Form 8-K were filed during the fourth quarter of 2003. A Form 8-K was furnished on October 29, 2003 in connection with the Company's disclosure of certain earnings information.


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

                                                     WESTWOOD ONE, INC.

Date:  March 15, 2004                                By  /S/ ANDREW ZAREF
                                                     --------------------
                                                     Andrew Zaref
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                       Title                              Date


/S/ SHANE COPPOLA             Director, President and            March 15,  2004
-----------------
Shane Coppola                 Chief Executive Officer
                              (Principal Executive Officer)

/S/ ANDREW ZAREF              Chief Financial Officer            March 15,  2004
----------------
Andrew Zaref                  (Principal Financial Officer and
                               Chief Accounting Officer)

/S/ NORMAN J. PATTIZ          Chairman of the Board of           March 15,  2004
--------------------           Directors
Norman J. Pattiz

/S/ DAVID L. DENNIS            Director                          March 15,  2004
-------------------
David L. Dennis

/S/  GERALD GREENBERG          Director                          March 15,  2004
---------------------
Gerald Greenberg

/S/ ROBERT K. HERDMAN          Director                          March 15,  2004
---------------------
Robert K. Herdman

/S/  JOEL HOLLANDER            Director                          March 15,  2004
-------------------
Joel Hollander

/S/  DENNIS HOLT               Director                          March 15,  2004
----------------
Dennis Holt

/S/  MARIA D. HUMMER           Director                          March 15,  2004
--------------------
Maria D. Hummer

/S/  MEL A. KARMAZIN           Director                          March 15,  2004
--------------------
Mel A. Karmazin

/S/  STEVEN A. LERMAN          Director                          March 15,  2004
---------------------
Steven A. Lerman

/S/ GEORGE MILES               Director                          March 15,  2004
----------------
George Miles

/S/  JOSEPH B. SMITH           Director                          March 15,  2004
--------------------
Joseph B. Smith

/S/ FARID SULEMAN              Director                          March 15,  2004
-----------------
Farid Suleman

                                  EXHIBIT 31.a

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Shane Coppola, Chief Executive Officer of the Company, certify that:

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




/S/ Shane Coppola
-----------------
Shane Coppola
Chief Executive Officer
March 15,  2004

                                  EXHIBIT 31.b

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Andrew Zaref, Chief Financial Officer of the Company, certify that:

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.





/S/ Andrew Zaref
----------------
Andrew Zaref
Chief Financial Officer
March 15,  2004

                                  EXHIBIT 32.a

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 0F THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Westwood One, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Shane Coppola, Chief" Executive Officer of the Company, certify that to my knowledge:

     1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/ Shane Coppola
-----------------
Shane Coppola
March 15,  2004

This statement is being furnished to the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K.

                                  EXHIBIT 32.b

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 0F THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Westwood One, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Andrew Zaref, Chief Financial Officer of the Company, certify that to my knowledge:

     1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/ Andrew Zaref
----------------
Andrew Zaref
March 15,  2004

This statement is being furnished to the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K.

                               WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



1.    Consolidated Financial Statements                               Page
                                                                      ----
        --Report of Independent Auditors                              F-2

        --Consolidated Balance Sheets at December 31, 2003
          and 2002                                                    F-3

        --Consolidated Statements of Operations for the years
          ended December 31, 2003, 2002 and 2001                      F-4

        --Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 2003, 2002 and 2001        F-5

        --Consolidated Statements of Cash Flows for the years
          ended December 31, 2003, 2002 and 2001                      F-6

        --Notes to Consolidated Financial Statements                  F-7 - F-17




2.      Financial Statement Schedules:

       II.  -Valuation and Qualifying Accounts                        F-18

All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Westwood One, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and it subsidiaries ("the Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/S/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------------------------



New York, New York
February 17, 2004, except for Notes 5 and 13, as to which the date is March 3, 2004

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          December 31,
                                                                                          ------------
                                                                                    2003                2002
                                                                                    ----                ----
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    8,665          $    7,371
  Accounts receivable, net of allowance for doubtful accounts
     of $4,334 (2003) and $11,757 (2002)                                           135,720             131,676
  Prepaid and other assets                                                          21,110              14,581
                                                                                ----------          ----------
            Total Current Assets                                                   165,495             153,628
PROPERTY AND EQUIPMENT, NET                                                         50,562              53,699
INTANGIBLE ASSETS, NET                                                               7,626               9,647
GOODWILL                                                                           990,472             990,192
OTHER ASSETS                                                                        47,879              59,146
                                                                                ----------          ----------
              TOTAL ASSETS                                                      $1,262,034          $1,266,312
                                                                                ==========          ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $13,136             $13,715
  Amounts payable to related parties                                                18,680              17,047
  Deferred revenue                                                                  12,215              12,740
  Income taxes payable                                                               3,760               7,544
  Accrued expenses and other liabilities                                            32,082              39,040
                                                                                ----------          ----------
            Total Current Liabilities                                               79,873              90,086
LONG-TERM DEBT                                                                     300,366             232,135
DEFERRED INCOME TAXES                                                               36,902              30,733
OTHER LIABILITIES                                                                    8,943              10,318
                                                                                ----------          ----------
              TOTAL LIABILITIES                                                    426,084             363,272
                                                                                ----------          ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding                     -                   -
  Common stock, $.01 par value: authorized,  263,323,250 shares;
    issued and outstanding, 99,056,659 (2003) and 103,988,678 (2002)                   991               1,040
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 703,466 (2003 and 2002)                                      7                   7
  Additional paid-in capital                                                       517,132             684,311
  Retained earnings                                                                319,020             218,981
                                                                                ----------          ----------
                                                                                   837,150             904,339
  Less treasury stock, at cost;  35,000 (2003 and 2002) shares                      -1,200              -1,299
                                                                                ----------          ----------
              TOTAL SHAREHOLDERS' EQUITY                                           835,950             903,040
                                                                                ----------          ----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,262,034          $1,266,312
                                                                                ==========          ==========



          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                              2003          2002          2001
                                                              ----          ----          ----

REVENUES                                                    $539,226      $550,751      $515,940
                                                            --------      --------      --------
Operating Costs (includes related party expenses
  of $80,659, $77,566, and $77,444, respectively)            350,582       352,385       343,120
Depreciation and Amortization (includes related
  party warrant amortization of $1,352 in each period)        11,513        11,464        67,611
Corporate General and Administrative Expenses
  (includes related party expenses of $2,793, $5,012,
  and $3,983, respectively)                                    7,106         8,005         6,816
                                                            --------      --------      --------
                                                             369,201       371,854       417,547
                                                            --------      --------      --------
OPERATING INCOME                                             170,025       178,897        98,393
Interest Expense                                              10,132         6,955         8,705
Other (Income) Expense                                           (52)         (110)          929
                                                            --------      --------      --------
INCOME BEFORE TAXES                                          159,945       172,052        88,759
INCOME TAXES                                                  59,906        62,937        45,564
                                                            --------      --------      --------
NET INCOME                                                  $100,039      $109,115       $43,195
                                                            ========      ========       =======
INCOME PER SHARE:
   Basic                                                       $ .99         $1.03         $ .40
   Diluted                                                     $ .97         $1.00         $ .38

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                     101,243       105,992       107,551
   Diluted                                                   103,625       109,101       112,265


          See accompanying notes to consolidated financial statements

                               WESTWOOD ONE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                               Accumul'd
                                       Preferred                                                  Other    Treasury
                                         Stock    Common Stock  Class B Stock Add'l               Comp      Stock         Total
                                       ---------  ------------  -------------Paid-in   Retained  Income     -----     Shareholders'
                                    Shares Amount Shares Amount Shares Amount Capital   Earnings (Loss)  Shares Amount   Equity
                                    ------ ------ ------ ------ ------ ------ -------   -------- ------   ------ ------   ------

BALANCE AT DECEMBER 31, 2000            -     -  129,300  $1,293  704   $7 $1,194,118  $ 66,671 ($3,635) 21,612 $308,562 $949,892
 Components of comprehensive income:
  Net income for 2001                   -     -      -      -      -     -      -        43,195     -      -       -       43,195
  Unrealized holding gain (loss) in
    equity securities net of tax        -     -      -       -     -     -      -          -      3,635    -       -        3,635
                                    ------ ------ ------- ------ ------ ---- --------- --------- ------- ------- --------  -------
Total comprehensive income              -     -      -       -     -     -      -        43,195   3,635    -       -       46,830
Issuance of common stock under
 stock option plans                     -     -    3,326     34    -     -     64,893      -        -      -       -       64,927
Purchase and cancellation of
 warrants from related party            -     -      -       -     -     -    (41,350)     -        -      -       -      (41,350)
Purchase of treasury stock              -     -      -       -     -     -      -          -        -     4,152  104,928 (104,928)
Retirement of treasury stock            -     -  (25,764)  (258)   -     -   (413,232)     -        -   (25,764)(413,490)       0
                                    ------ ------ ------- ------ ------ ---- --------- --------- ------- ------- -------- -------
BALANCE AT DECEMBER 31, 2001            -     -  106,862  1,069   704    7    804,429   109,866     -      -       -      915,371
 Net income for 2002                    -     -      -       -     -     -      -       109,115     -      -       -      109,115
Issuance of common stock under
 stock option plans                     -     -    2,506     25    -     -     69,406      -        -      -       -       69,431
Issuance of warrants to related
 party                                  -     -      -       -     -     -     48,530      -        -      -       -       48,530
Purchase and cancellation of
 warrants from related party            -     -      -       -     -     -    (51,070)     -        -      -       -      (51,070)
Purchase of treasury stock              -     -      -       -     -     -      -          -        -     5,414  188,337 (188,337)
Retirement of treasury stock            -     -   (5,379)   (54)   -     -   (186,984)     -        -    (5,379)(187,038)       0
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------   ------
BALANCE AT DECEMBER 31, 2002            -     -  103,989  1,040   704    7    684,311   218,981     -        35    1,299  903,040
 Net income for 2003                    -     -      -       -     -     -         -    100,039     -      -       -      100,039
Issuance of common stock under
 stock option plans                     -     -      602      6    -     -     13,277     -         -      -       -       13,283
Purchase of treasury stock              -     -      -       -     -     -         -      -         -     5,534  180,412 (180,412)
Retirement of treasury stock            -     -   (5,534)   (55)   -     -   (180,456)    -         -    (5,534)(180,511)       0
                                    ----- -----  ------- ------ ------ ---- --------- --------- ------- ------- --------  -------

BALANCE AT DECEMBER 31, 2003            -     -   99,057    $991  704   $7   $517,132  $319,020     -        35   $1,200 $835,950
                                    ===== =====  =======  ====== ===== ==== =========  ======== ======= ======= ========  =======


          See accompanying notes to consolidated financial statements.
                                      F-5

                              WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               Year Ended December 31,
                                                                                         ---------------------------------
                                                                                         2003           2002          2001
                                                                                         ----           ----          ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                           $100,039       $109,115       $43,195
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    11,513         11,464        67,611
        Deferred taxes                                                                    5,331          6,355         5,555
        Other                                                                               635            562         1,802
                                                                                       --------        -------       -------
                                                                                        117,518        127,496       118,163
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                    (4,044)        (7,943)       11,817
           (Increase) decrease in prepaid and other assets                               (1,186)          (839)        1,334
           (Decrease) in deferred revenue                                                  (525)          (968)       (4,586)
           Increase in income taxes payable                                               2,822         45,098        33,936
           (Decrease) increase in accounts payable and accrued
             and other liabilities                                                       (8,348)        (5,958)      (14,764)
           Increase (decrease) in amounts payable to related parties                      1,633         (9,268)         (227)
                                                                                       --------        -------       -------
                 Net Cash Provided By Operating Activities                              107,870        147,618       145,673
                                                                                       --------       --------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (4,370)        (4,252)       (6,828)
  Acquisition of companies and other                                                       (602)          (808)       (6,218)
                                                                                       --------       --------       -------
                 Net Cash Used For Investing Activities                                  (4,972)        (5,060)      (13,046)
                                                                                       --------       --------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Debt repayments and payments of capital lease obligations                                (564)      (129,883)      (20,623)
  Borrowings under bank and other long-term obligations                                  70,000        200,000             -
  Issuance of common stock                                                                9,372         30,186        32,026
  Repurchase of common stock                                                           (180,412)      (188,337)     (104,928)
  Repurchase of warrants from related party                                                   -        (51,070)      (41,350)
  Deferred financing costs                                                                    -           (592)            -
                                                                                       --------       --------       -------
                 Net Cash Used For Financing Activities                                (101,604)      (139,696)     (134,875)
                                                                                       --------       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,294          2,862        (2,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,371          4,509         6,757
                                                                                       --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $8,665         $7,371        $4,509
                                                                                        =======        =======       =======


          See accompanying notes to consolidated financial statements.
                                       F-6

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies:

Nature of Business
Westwood One, Inc. and subsidiaries (the "Company") supplies radio and television station affiliates with a broad range of programming and information services. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc, pursuant to a management agreement between the Company and Infinity which expires on March 31, 2009 (the "Agreement" or "Management Agreement").

Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.

Revenue Recognition
Revenue is recognized when earned which is at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of 'Accrued expenses and other liabilities' on the accompanying balance sheet.

Barter transactions represent the exchange of commercial announcements for merchandise or services. These transactions are generally recorded at the fair market value of the commercial announcements relinquished or the fair value of the merchandise and services received. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $22,441, $19,595 and $13,103 has been recognized for the years ended December 31, 2003, 2002 and 2001, respectively and barter expenses of $ 20,885, $18,886 and $12,453 have been recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use and are charged to expense when the event is broadcast.

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


Goodwill and Intangible Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other
Intangible Assets". The Statements require all business combinations to be accounted for under the purchase method and prohibits the amortization of goodwill and indefinite-lived intangible assets, requires that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS 142, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the fair value of the reporting unit is compared to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets is less than their carrying value, determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that there was no impairment of goodwill or intangible assets as a result of completing impairment reviews.

Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon the Company's historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, the Company amortizes the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years)consistent with the pattern of cash flows which are expected to be derived.

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

                                   2003            2002           2001
                                   ----            ----           ----
       Options                  2,382,000       2,967,000      3,476,000
       Warrants                     -             142,000      1,238,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:

                                   2003            2002           2001
                                   ----            ----           ----
       Options                  1,904,382         390,000      1,380,000

The per share exercise prices of the options were $32.90-$38.34 in 2003, $37.00-$38.34 in 2002, and $30.30-$40.70 in 2001. Also excluded were 4,500,000 warrants issued in May 2002 in conjunction with extending the terms of the Company's management agreement with a related party. See Note 2 for a further discussion of the warrant terms.

Recent Accounting Pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

The provisions of FIN 46R are effective for special purpose entities as of December 31, 2003. The Company has completed its review of its special purpose entities under FIN 46R and has determined that the application of FIN 46R did not impact the Company's consolidated financial position, results of operations or cash flows.

The provisions of FIN 46R must be applied to VIEs as of March 31, 2004. The Company has determined that the adoption of the remaining provisions of FIN 46R will not impact the Company's consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for the provisions relating to mandatorily redeemable financial instruments which have been deferred indefinitely. The adoption of SFAS 150 did not have any impact on the Company's financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

Reclassification
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - Related Party Transactions:

In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2003, 2002 and 2001, Infinity earned cash compensation of $2,793, $5,012 and $3,983, respectively.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity two fully vested and non-forfeitable warrants to purchase 4,000,000 shares of the Company's Common Stock in the aggregate (one warrant with an exercise price of $10.00 per share and the other warrant with an exercise price of $12.50 per share - each warrant represents 2,000,000 shares of Common Stock) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrants, representing 2,000,000 shares of Common Stock, to the Company receiving net proceeds aggregating $51,070. In 2001, Infinity sold its $10.00 warrants, representing 2,000,000 shares of Common Stock, to the Company receiving net proceeds aggregating $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to additional paid in capital during 2002 and 2001.

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term, which commences April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity seven warrants convertible into 4,500,000 fully vested and nonforfeitable shares (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant) to purchase Company Common Stock. Of the seven warrants issued, the two one million share warrants have an exercise price of $43.11 and $48.36, respectively, and become exercisable if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants.

The exercise prices for the five remaining warrants is equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each have a term of 10 years and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company's average stock price for the 15 trading days prior to January 2, 2005 must equal or exceed $40.56 for the warrants to become exercisable.

In connection with the issuance of warrants to Infinity for management services to be provided to the Company in the future, the Company has reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to additional paid in capital in the accompanying balance sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), the Company will amortize the cost of the warrants issued to operations ratably over the five-year service period.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity - the "Representation Agreement") to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company's shareholders, between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the following years:

       Nature                             2003          2002             2001
       ------                           -------       -------          -------

       Representation Agreement         $24,575       $23,309          $22,925
       Programming and Affiliations      56,084        54,257           54,519
       Management Agreement
        (excluding warrant amortization)  2,793         5,012            3,983
       Warrant Amortization               1,352         1,352            1,352
                                        -------       -------          -------
                                        $84,804       $83,930          $82,779
                                        =======       =======          =======

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to Infinity under the Management Agreement are included as a component of Corporate General and Administrative expenses and Depreciation and Amortization, respectively in the accompanying Consolidated Statement of Operations.

NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                                  December 31,
                                                            ----------------------
                                                              2003            2002
                                                            -------         -------
   Land, buildings and improvements.................        $14,088         $12,859
   Recording and studio equipment...................         57,511          53,961
   Capitalized leases...............................          6,723           6,723
   Furniture and equipment and other................         15,567          16,430
                                                            -------          ------
                                                             93,889          89,973
   Less:  Accumulated depreciation and amortization.         43,327          36,274
                                                            -------         -------
           Property and equipment, net..............        $50,562         $53,699
                                                            =======         =======



Depreciation expense was $7,898 in 2003, $7,711 in 2002, and $17,223 in 2001.

NOTE 4 - Goodwill and Intangible Assets:

The following table provides a reconciliation of reported net income for 2001 to net income that would have been reported had SFAS 142 been applied as of January 2001:

                                                         Year Ended December 31,
                                                         -----------------------
                                                                  2001
                                                                  ----
      Reported net income.............................           $43,195
      Add back goodwill amortization, net of tax......            44,460
                                                                 -------
      Adjusted net income.............................           $87,655
                                                                 =======

      Net income per share:
       Basic -
        As reported...................................              $.40
        Goodwill amortization, net of tax.............               .42
                                                                    ----
        As adjusted...................................              $.82
                                                                    ====

      Diluted -
       As reported....................................              $.38
       Goodwill amortization, net of tax..............               .40
                                                                    ----
       As adjusted....................................              $.78
                                                                    ====

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 follows:

                                                           2003          2002
                                                         --------      --------
          Balance at January 1,                          $990,192      $991,289
          Goodwill acquired during the period                 280          -
          Acquisition purchase price adjustments             -           (1,097)
                                                         --------      ---------
                                                         $990,472      $990,192
                                                         ========      ========

At December 31, 2003, the Company's amortizable intangible assets gross value was approximately $28,780 with accumulated amortization of approximately $21,154 ($28,538 and $18,891, respectively at December 31, 2002). Amortization expense for fiscal 2003 was $2,263 ($2,401 and $3,158 in 2002 and 2001, respectively).
The Company's estimated aggregate amortization expense for intangibles for fiscal year 2004, 2005, 2006, 2007 and 2008 are $1,448, $1,169, $623, $623 and
$604, respectively.

NOTE 5 - Debt:

Long-term debt consists of the following at:
                                                              December 31,
                                                         ----------------------
                                                           2003          2002
                                                           ----          -----
Revolving Credit Facility/Term Loan.........             $100,000       $30,000
4.64% Senior Unsecured Notes
  due on November 30, 2009..................               50,000        50,000
5.26% Senior Unsecured Notes
  due on November 30, 2012..................              150,000       150,000
Fair market value of Swap (a)...............                  366         2,135
                                                          -------       -------
                                                         $300,366      $232,135
                                                         ========      ========
(a) write-up due to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet at December 31, 2003 and 2002.

The Company's amended senior loan agreement with a syndicate of banks, led by JP Morgan Chase Bank, provides for an unsecured $205,000 revolving credit facility (the "Facility"). The Facility is available until September 30, 2004, however, the facility contains provisions which require mandatory reductions in the amount of the facility starting in September 1999 ($10,000 per quarter in 2004). As more fully discussed in Note 13, the Company refinanced the Facility on March 3, 2004. Accordingly, the outstanding borrowings under the Facility have been classified as long-term debt at December 31, 2003 in the accompanying Consolidated Balance Sheet.

At December 31, 2003, the Company had available borrowings under the Facility of $105,000 ($205,000 at December 31, 2002). Interest is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. At December 31, 2003, the applicable margin was LIBOR plus .50%-.625%. At December 31, 2003, the Company had borrowed $100,000 under the revolving credit facility at a weighted-average interest rate of 1.8% (including the applicable margin). At December 31, 2002, the Company had borrowed $30,000 under the revolving credit facility at a weighted-average interest rate of 1.91% (including the applicable margin). The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios.

On December 3, 2002, the Company issued, through a private placement, $150,000 of ten-year Senior Unsecured Notes dues November 30, 2012 and $ 50,000 of seven-year Senior Unsecured Notes due November 30, 2009 (collectively the "Notes"). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to indebtedness and interest coverage ratios that are identical to those contained in the Company's Facility. The Notes may be prepaid at the option of the Company upon providing proper notice and by paying principal, interest and an early payment penalty.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


The aggregate maturities of debt for the next five years (See Note 13) and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 2003, are as follows (excludes market value adjustments):


                   Year
                   2004...................        $      -
                   2005...................               -
                   2006...................               -
                   2007...................               -
                   2008...................               -
                   2009 and thereafter....            300,000
                                                      -------
                                                     $300,000
                                                     ========

NOTE 6 - Financial Instruments:

Interest  Rate Risk  Management
In order to achieve a desired proportion of variable and fixed rate debt, the Company entered into fixed-to-floating interest rate swap agreements covering one-half of the notional amounts of the Notes. These swap transactions allow the Company to benefit from short-term declines in interest rates while having the long-term stability of fairly low fixed rates. The instruments meet all of the criteria of a fair-value hedge. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument's effectiveness offsets the exposure to changes in the hedged item's fair value or variability in cash flows attributable to the hedge risk.

At December 31, 2003 and 2002, the Company had the following interest rate swaps:

                                                                       Interest Rate
                                                                 -----------------------
Maturity Dates                  Notional Principal Amount        Paid (1)       Received       Variable Rate Index
--------------                  -------------------------        --------       --------       -------------------
November 2009                            $25,000                  1.173%         3.907%           3 Month LIBOR
November 2012                            $25,000                  1.173%         4.410%           3 Month LIBOR
November 2012                            $50,000                  1.173%         4.535%           3 Month LIBOR

(1) The interest rate paid at December 31, 2002 was 1.4225%.

The estimated fair value of the Company's interest rate swaps at December 31, 2003 and 2002 were $366 and $2,135, respectively.

Fair Value of Financial Instruments
The Company's financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2003 and 2002, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                                December 31, 2003         December 31, 2002
                                               -------------------       -------------------
                                               Carrying       Fair        Carrying      Fair
                                                Amount       Value         Amount      Value
                                              ---------    ---------     ---------    ---------
Borrowings (Short and Long Term)              $ 300,000    $ 300,732     $ 230,000    $ 234,270
Risk management contracts:
  Interest rate swaps                               366          366         2,135        2,135

Credit Concentrations
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.

The Company's receivables do not represent a significant concentration of credit risk at December 31, 2003, due to the wide variety of customers and markets in which the Company operates.

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

As further discussed in Note 2, in conjunction with the renewal and extension of the Company's Management Agreement with Infinity in May 2002, the Company granted to Infinity fully vested and nonforfeitable warrants to purchase up to 4,500,000 shares of Company Common Stock. The Company has reflected the fair value of the warrants issued of $48,530 as a component of additional paid in capital.

During 2002, Infinity sold their $12.50 warrants to the Company for cash consideration of $51,070. During 2001, Infinity sold their $10.00 warrants to the Company for cash consideration of $41,350. The purchase of the warrants during 2002 resulted in a reduction to additional paid in capital equal to the amount of cash consideration paid. The aforementioned warrants were granted to Infinity in connection with the extension of the Management Agreement in March 1999 (see Note 2).

The Company's Board of Directors has approved plans to purchase shares of the Company's Common Stock to enhance shareholder value. The Company purchased 5,534,000 shares in 2003 for approximately $180,412, 5,414,000 shares in 2002 for approximately $188,337, and 4,152,000 shares in 2001 for approximately $104,928.

NOTE 8 - Stock Options:

The Company has stock option plans established in 1989 and 1999 (collectively "the Plan") which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31, 2003. On September 22, 1999, the stockholders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  2003          2002         2001
                                                               --------      --------      -------
          Net Income as Reported                               $100,039      $109,115      $43,195
          Deduct:  Total stock based
            compensation expense determined under fair-
            value based method, net of tax                        8,809         8,444        7,168
                                                                -------       -------       ------
          Pro Forma Net Income                                  $91,230      $100,671     $ 36,027
                                                                =======      ========     ========

          Net Income Per Share:
            Basic - As Reported                                   $.99         $1.03         $.40
                                                                  ====         =====         ====
            Basic - Pro Forma                                     $.90          $.95         $.33
                                                                  ====          ====         ====
            Diluted - As Reported                                 $.97         $1.00         $.38
                                                                  ====         =====         ====
            Diluted - Pro Forma                                   $.88          $.92         $.32
                                                                  ====          ====         ====

The weighted average fair value of the options granted in 2003, 2002 and 2001 is estimated at $10.09, $11.46 and $12.56, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            2003       2002      2001
                                                            ----       ----      ----
         Weighted Average Risk Free Interest Rate            3.3%       3.4%      6.0%
         Expected Life (In Years)...................         5          5         5
         Expected Volatility........................        29.6%      29.0%     61.9%
         Expected Dividend Yield....................          -          -         -

                                      F-14

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


Information concerning options outstanding under the Plan is as follows for:

                                                     2003                         2002                             2001
                                                     ----                         ----                             ----
                                                          Weighted                       Weighted                       Weighted
                                                           Average                        Average                        Average
                                                          Exercised                      Exercised                      Exercised
                                               Shares       Price         Shares           Price             Shares       Price
                                               ------     ---------       ------         ---------           ------     ---------
Outstanding at beginning
  of period.......................            9,442,330     $19.40      11,089,934         $16.01          13,522,288    $14.03
Granted during the period.........            1,568,500     $31.32       1,272,500         $35.79           1,181,500    $22.30
Exercised during the period.......             (602,381)    $15.56      (2,505,674)        $12.21          (3,325,718)   $ 9.81
Forfeited during the period.......              (88,900)    $36.79        (414,430)        $23.43            (288,136)   $20.21
                                              ----------                -----------                        -----------
Outstanding at end of period......           10,319,549     $21.27       9,442,330         $19.40          11,089,934    $16.01
                                             ==========                 ==========                         ==========
Available for stock
  option issuance at end
  of period.......................            1,653,600                  3,133,200                          4,002,500
                                              =========                  =========                          =========


At December 31, 2003, options to purchase 6,281,149 shares of Common Stock were currently exercisable at a weighted average exercise price of $15.86.

The following table contains additional information with respect to options at December 31, 2003:

                                                                                            Remaining
                                                                             Weighted        Weighted
                                                                              Average         Average
                                                               Number of     Exercise       Contractual
                                                                Options        Price      Life (In Years)
                                                               ---------     --------     ---------------
Options Outstanding at Exercise Price Ranges of:
    $1.07-$5.34 ....................                             946,160        $5.13          .9
    $7.25-$11.55....................                             974,742        $8.78         3.4
    $12.54-$15.75...................                           2,756,747       $14.18         4.1
    $17.25-$22.57...................                           1,653,000       $21.44         6.6
    $30.19-$38.34...................                           3,988,900       $32.98         8.3
                                                              10,319,549       $21.27         5.8

NOTE 9 - Income Taxes:

The components of the provision for income taxes follows:

                                                Year Ended December 31,
                                         ---------------------------------------
                 Current                   2003             2002          2001
                                           ----             ----          ----
                    Federal............  $49,138          $52,982       $40,490
                    State..............    5,437            3,600          (481)
                                          ------           ------        ------
                                          54,575           56,582        40,009
                                          ------           ------        ------

                 Deferred
                    Federal............    4,842            5,705         5,107
                    State..............      489              650           448
                                           -----            -----         -----
                                           5,331            6,355         5,555
                                           -----            -----         -----
                 Income Tax............  $59,906          $62,937       $45,564
                                         =======          =======       =======
                                      F-15

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                                          December 31,
                                                                     --------------------
                                                                       2003          2002
                                                                     -------       -------
 Deferred tax liabilities:
     Goodwill, intangibles and other.......................          $32,755       $31,246
     Property and equipment................................            4,783         2,100
     Other.................................................              126           619
                                                                     -------       -------
     Total deferred tax liabilities........................           37,664        33,965
                                                                     -------       -------
 Deferred tax assets:
     Allowance for doubtful accounts.......................            1,394         4,121
     Accrued expenses and other............................            1,013         2,613
                                                                       -----         -----
     Total deferred tax assets.............................            2,407         6,734
                                                                       -----         -----
 Net deferred tax liabilities..............................           35,257        27,231
 Net deferred tax asset - current..........................            1,645         3,502
                                                                      ------        ------
 Net deferred tax liability - long-term....................          $36,902       $30,733
                                                                     =======       =======

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:

                                                                Year Ended December 31,
                                                               -------------------------
                                                               2003     2002        2001
                                                               ----     ----        ----

                      Federal statutory rate...............    35.0%    35.0%       35.0%
                      State taxes net of federal benefit...     2.5      1.6          -
                      Nondeductible amortization of
                       intangible assets...................      -        -         16.3
                                                               ----     ----        ----
                      Effective tax rate...................    37.5%    36.6%       51.3%
                                                               =====    =====       =====

In 2003, 2002 and 2001, $3,911, $39,245 and $32,901 respectively,  of income tax benefits attributable to employee stock and warrant transactions were allocated to shareholders' equity.

NOTE 10 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2003 and thereafter, are set forth below:

                                             Leases
                                  --------------------------------
Year                              Capital                Operating             Other                       Total
                                  -------                ---------             -----                       -----
2004..................               $960                   $6,921              $75,490                    $83,371
2005..................                960                    6,141               51,050                     58,151
2006..................                960                    5,936               45,836                     52,732
2007..................                960                    5,388               39,594                     45,942
2008..................                960                    4,507               38,555                     44,022
Thereafter............              2,560                    8,619               25,220                     36,399
                                   ------                  -------             --------                   --------
                                   $7,360                  $37,512             $275,745                   $320,617
                                   ======                  =======             ========                   ========

The present value of net minimum payments under capital leases was $5,388 at December 31, 2003.

Included in Other in the table above is $154,533 of commitments due to Infinity pursuant to the Representation and Management Agreements.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share amounts

NOTE 11 - Supplemental Cash Flow and Other Information:

Supplemental information on cash flows, is summarized as follows:

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              2003       2002       2001
                                                              ----       ----       ----
Cash paid for:

   Interest.........................................        $12,047      $5,687    $8,473
   Income taxes.....................................         51,755       8,561     8,403


The Company had certain non-cash investing and financing activities in 2003 and 2002. During 2002, the Company issued warrants to purchase up to 4,500,000 shares of its Common Stock to Infinity with a value of $48,530. During 2001, $6,723 of lease assets and obligations were capitalized.

Insurance Claim
The Company has insurance policies that cover business interruption related to September 11, 2001 terrorist attacks. For the year ended December 31, 2003, the Company recorded $3,200 as a reduction to operating costs in the accompanying Consolidated Statements of Operations, reflecting the settlement of its business interruption insurance claim.

NOTE 12 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2003 and 2002.

 (In thousands, except per share data)

                                                         First      Second        Third      Fourth         For the
                                                        Quarter     Quarter      Quarter     Quarter          Year
                                                        -------     -------      -------     -------        -------
   2003
   ----

  Net revenues...................................        $125,795    $132,675     $134,680    $146,076      $539,226
  Operating income...............................          29,219      41,664       46,782      52,360       170,025
  Net income.....................................          16,914      24,336       27,710      31,079       100,039
  Net income per share:
       Basic.....................................            $.16        $.24         $.28        $.31          $.99
       Diluted ..................................             .16         .23          .27         .31           .97


   2002
   ----

  Net revenues...................................        $126,296    $140,812     $133,829    $149,814      $550,751
  Operating income...............................          29,323      49,736       43,480      56,358       178,897
  Net income.....................................          17,443      30,474       26,702      34,496       109,115
  Net income per share:
       Basic.....................................            $.16        $.29         $.25        $.33         $1.03
       Diluted...................................             .16         .28          .25         .32          1.00


NOTE 13 - Subsequent Event:

On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new
facility is comprised of a five-year $120,000 term and a five-year $180,000 revolving credit facility (collectively the "New Facility"). In connection with the closing of the facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the Facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness and interest coverage and leverage ratios.

                            WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

                 Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

                                     Additions                         Deductions
           Balance at     ---------------------------------        -----------------        Balance at
          Beginning of    Charged to Costs     Charged to            Write-offs and           End of
            Period         And Expenses      Other Accounts        Other Adjustments          Period
          ------------    ---------------------------------        -----------------        ----------
2003        $11,757            $3,624                -                $(11,047)               $4,334

2002          9,282             6,379                -                  (3,904)               11,757

2001          9,356             1,968                -                  (2,042)                9,282
