Form 10-Q
period 2004-03-31
WESTWOOD ONE INC /DE/
filed 2004-05-07
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                         Commission file number 0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)
           Delaware                                               95-398044
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     40 West 57th Street, New York, NY                               10019
  Address of principal executive offices)                         (Zip Code)

                                 (212) 641-2000
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).Yes X   No
                                              ---    ---

Number of shares of Stock Outstanding at April 26, 2004 (excluding treasury shares):

         Common Stock, par value $.01 per share - 96,999,467 shares Class B Stock, par value $.01 per share - 703,466 shares

                               WESTWOOD ONE, INC.
                               ------------------

                                      INDEX
                                      -----

                                                                    Page No.
                                                                    --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets                           3

                  Consolidated Statements of Operations                 4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            8

  Item 3.         Qualitative and Quantitative Disclosures
                  About Market Risk                                    14

  Item 4.         Controls and Procedures                              14


PART II. OTHER INFORMATION

  Item 2.         Use of Proceeds and Issuer Purchases
                  of Equity Securities                                 15

  Item 6.             Exhibits and Reports on Form 8K                  15

                  SIGNATURES                                           17

                  CERTIFICATIONS                                       18

Item 1 - Financial Statements

                        WESTWOOD ONE, INC. CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,          December 31,
                                                                                  2004                 2003
                                                                                ---------          ------------
                                                                               (Unaudited)
                                     ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                                $ 20,027            $   8,665
       Accounts receivable, net of allowance for doubtful accounts
          of $4,676 (2004) and $4,334 (2003)                                     116,499              135,720
       Prepaid and other assets                                                   20,974               21,110
                                                                                --------            ---------
           Total Current Assets                                                  157,500              165,495
     PROPERTY AND EQUIPMENT, NET                                                  49,399               50,562
     GOODWILL                                                                    990,472              990,472
     INTANGIBLE ASSETS, NET                                                        7,054                7,626
     OTHER ASSETS                                                                 41,909               47,879
                                                                              ----------           ----------
             TOTAL ASSETS                                                     $1,246,334           $1,262,034
                                                                              ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                         $ 13,516              $13,136
       Amounts payable to related parties                                         19,953               18,680
       Deferred revenue                                                            7,569               12,215
       Income taxes payable                                                        6,346                3,760
       Accrued expenses and other liabilities                                     36,477               32,082
                                                                              ----------           ----------
           Total Current Liabilities                                              83,861               79,873
     LONG-TERM DEBT                                                              316,533              300,366
     DEFERRED INCOME TAXES                                                        37,902               36,902
     OTHER LIABILITIES                                                             8,786                8,943
                                                                              ----------           ----------
             TOTAL LIABILITIES                                                   447,082              426,084
                                                                              ----------           ----------
     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY
       Preferred stock: authorized 10,000 shares, none outstanding                  -                    -
       Common stock, $.01 par value: authorized,  261,288 shares;
         issued and outstanding, 97,449 (2004) and 99,057 (2003)                     974                  991
       Class B stock, $.01 par value: authorized,  3,000 shares:
         issued and outstanding, 704 (2004 and 2003)                                   7                    7
       Additional paid-in capital                                                464,605              517,132
       Accumulated earnings                                                      336,567              319,020
                                                                              ----------           ----------
                                                                                 802,153              837,150
       Less treasury stock, at cost;  100 (2004) and 35 (2003) shares             (2,901)              (1,200
                                                                              ----------           ----------
             TOTAL SHAREHOLDERS' EQUITY                                          799,252              835,950
                                                                              ----------           ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,246,334           $1,262,034
                                                                              ==========           ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                   Three Months Ended
                                                                        March 31,
                                                                        --------
                                                                  2004            2003
                                                                  ----            ----
                                                                      (Unaudited)

   REVENUES                                                     $129,608       $125,795
                                                                --------       --------
   Operating Costs (includes related party expenses
     of $22,515 and $21,128, respectively)                        93,496         92,052
   Depreciation and Amortization (includes related party
     warrant amortization of $338 and $338, respectively)          3,154          2,880
   Corporate General and Administrative Expenses
     (includes related party expenses of $703 and $683,
     respectively)                                                 1,970          1,644
                                                                --------       --------
                                                                  98,620         96,576
                                                                --------       --------
   OPERATING INCOME                                               30,988         29,219
   Interest Expense                                                2,917          2,451
   Other Income                                                     (40)           (20)
                                                                --------       --------
   INCOME  BEFORE INCOME TAXES                                    28,111         26,788
   INCOME TAXES                                                   10,564          9,874
                                                                --------       --------

   NET INCOME                                                    $17,547        $16,914
                                                                 =======        =======

   NET INCOME  PER SHARE:
      BASIC                                                       $ .18          $ .16
                                                                 =======        =======
      DILUTED                                                     $ .18          $ .16
                                                                 =======        =======

   WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                                                       98,003        103,063
                                                                 =======        =======
      DILUTED                                                    100,068        105,638
                                                                 =======        =======





          See accompanying notes to consolidated financial statements.
                                        4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                         ------------------
                                                                         2004          2003
                                                                         ----          ----
                                                                             (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                           $17,547       $16,914
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                    3,154         2,880
        Deferred taxes                                                   1,000         1,000
        Amortization of deferred financing costs                           458           159
                                                                       -------       -------
                                                                        22,159        20,953
        Changes in assets and liabilities:
           Decrease in accounts receivable                              19,221        18,777
           Decrease in prepaid and other assets                          2,642         4,551
           (Decrease) in deferred revenue                               (4,646)       (2,812)
           Increase in income taxes payable                              5,784         7,834
           Increase in accounts payable and accrued and
              other liabilities                                          4,764         1,373
           Increase in amounts payable to related parties                1,273         3,993
                                                                       -------       -------
                Net Cash Provided By Operating Activities               51,197        54,669
                                                                       -------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (989)       (1,046)
  Acquisition of companies and other                                        12          (145)
                                                                       -------       -------
                Net Cash Used For Investing Activities                    (977)       (1,191)
                                                                       -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                               5,843         4,235
  Borrowings under bank and other long-term obligations                120,000            -
  Debt repayments and payments of capital lease obligations           (100,146)         (138)
  Repurchase of common stock                                           (63,286)      (59,525)
  Deferred financing costs                                              (1,269)         (105)
                                                                     ---------      --------
                NET CASH (USED IN) FINANCING ACTIVITIES                (38,858)      (55,533)
                                                                     ---------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    11,362        (2,055)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,665         7,371
                                                                     ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $20,027        $5,316
                                                                     =========      ========



          See accompanying notes to consolidated financial statements.
                                        5

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated balance sheet as of March 31, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                       March 31,
                               -----------------------
                                2004              2003
                                ----              ----
            Options            2,065             2,575

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the first quarter of 2004 and 2003:

                                       March 31,
                               -----------------------
                                2004              2003
                                ----              ----
            Options            2,804             1,331

     The per share exercise prices of the options were $32.25-$38.34 in 2004, and $35.19-$38.34 in 2003. Also excluded were 4,500 warrants issued in May 2002 in conjunction with extending the terms of the Company's management agreement with a related party.

NOTE 3 - Debt:
--------------

         Long-term debt consists of the following at:

                                       March 31, 2004          December 31, 2003
                                       --------------          -----------------
   Term Loan                              $120,000                     -
   Revolving Credit Facility                  -                    $100,000
   4.64% Senior Unsecured Notes             50,000                   50,000
   5.26% Senior Unsecured Notes            150,000                  150,000
   Fair market value of Swap (a)            (3,467)                     366
                                          ---------                --------
                                           $316,533                $300,366
                                          =========                ========

     (a) write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.

     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of a five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the "New Facility"). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% of LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness and interest coverage and leverage rations. At March 31, 2004, the Company had available borrowings under the New Facility of $180,000.

NOTE 4 - Related Party Transactions:
------------------------------------

     In return for receiving services under a management agreement (the "Management Agreement"), the Company compensates Infinity Broadcasting Corporation ("Infinity") a wholly-owned subsidiary of Viacom Inc, via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. In addition to the base fee and incentive compensation, the Company also granted Infinity fully vested and non-forfeitable warrants to purchase Company common stock.

     In addition to the Management Agreement, the Company also enters into other transactions with Infinity in the normal course of business. These transactions are more fully described in the Company's Annual Report on Form 10-K.

     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three-month periods ended March 31:

                                                        2004          2003
                                                        ----          ----
     Representation Agreement                         $ 6,954        $ 6,735
     Programming and Affiliations                      15,561         14,393
     Management Agreement (excluding warrant
      amortization)                                       703            683
     Warrant Amortization                                 338            338
                                                      -------        -------
                                                      $23,556        $22,149
                                                      =======        =======

NOTE 5 - Stock Options:
-----------------------

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,273 ($.02 per basic and diluted share) in the first quarter of 2004 and $2,037 ($.02 per basic and diluted share) in the first quarter of 2003.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2004             2003
                                                     ----             ----
     Net Income as Reported                        $17,547          $16,914
     Deduct:  Total Stock Based
      Employee Compensation Expense,
      Net of Tax                                    (2,273)          (2,037)
                                                   -------          -------
     Pro Forma Net Income                          $15,274          $14,877
                                                   =======          =======

     Net Income Per Share:
      Basic - As Reported                            $.18             $.16
                                                     ====             ====
      Basic - Pro Forma                               .16             $.14
                                                     ====             ====

      Diluted - As Reported                          $.18             $.16
                                                     ====             ====
      Diluted - Pro Forma                            $.15             $.14
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

     The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including Infinity and Clear Channel Communications, have emerged as leaders in the industry. Westwood One is managed by Infinity under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of Infinity's owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company's operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with Infinity stations.

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

     There are a variety of factors that influence the Company's revenues on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy, (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming, (iii) advertiser demand on a local/regional or national basis for the Company's related advertising products, (iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base and (v) competitive and alternative programs and advertising mediums.

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


Results of Operations
---------------------

Three Months Ended March 31, 2004 Compared
With Three Months Ended March 31, 2003
--------------------------------------

Revenues

     Revenues presented by type of commercial advertisements are as follows for the three-month periods ending March 31,:

                                     2004                          2003
                             -----------------------       ---------------------
                                 $        % of total          $       % of total
                              -------     ----------       -------    ----------
     Local/Regional           $64,651        50%           $63,362        50%
     National                  64,957        50%            62,433        50%
                              -------       ----           -------       ----
     Total (1)               $129,608       100%          $125,795       100%
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

     Revenues for the first quarter of 2004 increased $3,813, or 3%, to $129,608 compared with $125,795 in the first quarter of 2003. Both local/regional and national revenues increased in the quarter compared with the comparable 2003 period.

     During the first quarter of 2004, revenues aggregated from the sale of local/regional airtime increased approximately 2%, or approximately $1,289, and national based revenues increased approximately 4%, or $2,524 compared with the first quarter of 2003. This increase was evident throughout the country.

     In the first quarter of 2004, the increase in our aggregated national based revenues was accomplished through attaining higher revenues in the news and sports programming categories, through adding station affiliations, and new sports programming.

         We expect our revenues in 2004 to increase compared with 2003, resulting primarily from an anticipated overall increase in demand for our product offerings due to higher audience delivery, the Company's exclusive U.S. radio broadcast of the 2004 Summer Olympics, inventory management initiatives, and the development of new distribution alternatives for our content.

Operating Costs

     Operating costs for the three months ended March 31, 2004, and 2003 were as follows:


                                                 2004                         2003
                                          ---------------------        ---------------------
                                             $       % of total           $       % of total
                                          -------    ----------        -------    ----------
    Programming,  production and
     distribution  expenses               $59,919       64%            $57,243        62%
    Selling expenses                       11,195       12%             10,140        11%
    Other operating expenses               22,382       24%             24,669        27%
                                          -------      ----            -------       ----
                                          $93,496      100%            $92,052       100%
                                          =======      ====            =======       ====

     Operating costs increased approximately 2%, or $1,444, to $93,496 in 2004 from $92,052 in the first quarter of 2003. The increase was principally attributable to (i) increases in programming, production and distribution expenses resulting from the investment in additional network audiences as a result of adding station affiliations, and expanding into new traffic and information markets as well as the development of new program offerings, (ii) higher selling expenses related to increasing the size of our sales staff, higher commission expense due to increased revenue, partially offset by lower bad debt expense (approximately $600) and (iii) lower other operating expenses due principally to reductions in personnel and personnel related costs.

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

Depreciation and Amortization

     Depreciation and amortization increased $274, or 10%, to $3,154 in the first quarter of 2004 from $2,880 in the first quarter of 2003. The increase was principally attributable to depreciation expense attributable to management information systems implemented during the first quarter of 2004.

     As a result of the May 29, 2002 extension of the Management Agreement with Viacom starting with the second quarter of 2004 and through the first quarter of 2009, the Company's quarterly amortization expense will increase by approximately $2,100. The increase will result from the higher amortization attributable to the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $326, or 20% to $1,970 in the first quarter of 2004 from $1,644 in the first quarter of 2003. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services.

     We expect our corporate general and administrative costs to increase in 2004 compared with 2003. We expect to incur increased expenses relating to our compliance and corporate governance activities. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

     Operating income increased $1,769, or 6% to $30,988 in the first quarter of 2004 from $29,219 in the first quarter of 2003.

Interest Expense

     Interest expense increased 19% in the first quarter of 2004 to $2,917 from $2,451 in 2003. The increased was attributable to higher debt outstanding as well as due to approximately $325 amortization of previously capitalized deferred debt costs attributable to the refinancing of our bank credit facility.

     We expect that our interest expense will increase in 2004 commensurate with our anticipated higher average debt levels.

Provision for income taxes

     Income tax expense in the first quarter of 2004 was $10,564 compared with $9,874 in the first quarter of 2003. The Company's effective income tax rate was approximately 37.6% in the first quarter of 2004 compared with approximately 36.9% in the first quarter of 2003. The increase in the effective income tax rate is principally as a result of higher state taxes resulting from recently enacted tax law changes in the states in which we operate.

Net income

     Net income in the first quarter of 2004 was $17,547 compared with $16,914 in the first quarter of 2003, an increase of $633, or 4%. Net income per basic share increased approximately $.02, or 9%, to $.18 compared with $.16 in the first quarter of 2003. Net income per diluted share increased approximately $.02, or 10%, to $.18 compared with $.16 in the comparable 2003 period.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 5% to 98,003 and 100,068, respectively, in the first quarter of 2004 compared with 103,063 and 105,638, respectively, in the first quarter of 2003. The decrease is principally attributable to the Company's stock repurchase program.

Liquidity and Capital Resources

     The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of short-term borrowings and/or long-term debt.

     At March 31, 2004, the Company's principal sources of liquidity were its cash and cash equivalents of $20,027 and available borrowings under its bank facility which is further described below.

     The Company has and continues to expect to generate significant cash flows from operating activities. For the three month periods ended March 31, 2004 and 2003, net cash provided by operating activities were $51,197 and $54,669, respectively.

     At March 31, 2004, the Company had an unsecured $120,000 term loan and a $180,000 bank revolving credit facility (the "New Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). At March 31, 2004, the Company had available borrowings of $180,000 under its New Facility.

     In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors has authorized a stock repurchase program. In the first quarter of 2004, the Company principally used cash flow from operations to purchase approximately 2,100 shares of the Company's Common Stock for a total cost of approximately $63,286. In the first quarter of 2003, the Company purchased approximately 1,769 shares of the Company's Common Stock for a total cost of $59,525. In the month of April 2004 (through April 26), the Company repurchased an additional 403 shares of Common Stock at a cost of approximately $12,731. The Company expects to continue to use its cash flow to repurchase its Common Stock. At April 26, 2004, the Company had authorization to repurchase up to an additional $302,624 of its Common Stock.

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

     -- The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including Infinity and Clear Channel Communications, have emerged as leaders in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company. Alternatively, they could seek to obtain programming from the Company's competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company's ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers.

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

PART II. OTHER INFORMATION

Item 1

      This item is not applicable.

Item 2 - Use of Proceeds and Issuer Purchases of Equity Securities


                                                                                                 Approximate Dollar
                                                                                                Value of Shares that
                                                                    Total Number of Shares          May Yet Be
                                                                      Purchased as Part of      Purchased Under the
                       Number of Shares       Average Price Paid    Publicly Announced Plan      Plans or Programs
   Period            Purchased in Period          Per Share               or Program                     (A)
   ------            -------------------      ------------------    -----------------------     -------------------
January 2004              280,000                  $32.80                 4,060,424              $119,456,000
February 2004             575,000                   30.79                 4,635,424               351,753,000
March 2004              1,245,300                   29.23                 5,880,724               315,355,000
                        ---------                  ------
                        2,100,300                  $30.13
                        =========                  ======

(A) Represents remaining authorization from the $250 million repurchase authorization approved on September 25, 2002 and the additional $250 million repurchase authorization approved by the Company's Board of Directors on February 24, 2004.

Items 3 - 5

      These items are not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a) EXHIBIT
    NUMBER                            DESCRIPTION

     3.1  Restated  Certificate of Incorporation,  as filed on October 25, 2002.
          (14)
     3.2  Bylaws of Registrant as currently in effect. (6)
     4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
    *10.1 Employment  Agreement,  dated April 29, 1998,  between  Registrant and
          Norman J. Pattiz. (8)
    *10.2 Amendment to Employment  Agreement,  dated  October 27, 2003,  between
          Registrant and Norman J. Pattiz.
     10.3 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
     10.4 Credit Agreement, dated March 2, 2004, between Registrant and The Lenders and JPMorgan Chase Bank as Administrative Agent.
     10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
     10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated of June 1, 1999 (9)
    *10.7 Amendment No. 1 to the  Agreement and Plan Merger,  dated as of August
          20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
     10.8 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9)
          (13)
     10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (7) (13)
    10.10 Westwood One Amended 1999 Stock Incentive Plan. (9)

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

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the first quarter of 2004. A Form 8-K was furnished on February 18, 2004 in connection with the Company's disclosure of certain earnings information.


*********************************
*Indicates a management contract or compensatory plan

***********************************************

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

                                                         WESTWOOD ONE, INC.




                                                         By: /S/ Shane Coppola
                                                         -----------------------
                                                         Shane Coppola
                                                         Chief Executive Officer



                                                         By: /S/Andrew Zaref
                                                         -----------------------
                                                         Andrew Zaref
                                                         Chief Financial Officer


                                                         Dated: May 6, 2004