Form 10-Q
period 2004-06-30
WESTWOOD ONE INC /DE/
filed 2004-08-09
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                         Commission file number 0-13020


                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)
          Delaware                                               95-3980449
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    40 West 57th Street, New York, NY                                   10019
(Address of principal executive offices)                              (Zip Code)

                                 (212) 641-2000
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---      ---

Number of shares of Stock Outstanding at July 30, 2004 (excluding treasury shares):

     Common Stock, par value $.01 per share - 96,537,417 shares
     Class B Stock, par value $.01 per share - 703,466 shares

                               WESTWOOD ONE, INC.

                                      INDEX


                                                                     Page No.

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Cash Flows                  5

                  Notes to Consolidated Financial Statements             6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             9

  Item 3.         Qualitative and Quantitative Disclosures
                  About Market Risk                                     16

  Item 4.         Controls and Procedures                               17


PART II. OTHER INFORMATION

  Item 2.         Use of Proceeds and Issuer Purchases
                  of Equity Securities                                  18

  Item 4.         Submission of Matters to a Vote of Security Holders   18

  Item 6.         Exhibits and Reports on Form 8K                       19

                  SIGNATURES                                            21

                  CERTIFICATIONS                                        22

Item 1 - Financial Statements

                               WESTWOOD ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                             June 30,            December 31,
                                                                               2004                  2003
                                                                            -----------          ------------
                                                                            (Unaudited)
                                      ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                              $ 13,649             $   8,665
       Accounts receivable, net of allowance for doubtful accounts
          of $4,097 (2004) and $4,334 (2003)                                   125,293               135,720
       Prepaid and other assets                                                 21,828                21,110
                                                                              --------             ---------
           Total Current Assets                                                160,770               165,495
     PROPERTY AND EQUIPMENT, NET                                                48,637                50,562
     GOODWILL                                                                  990,472               990,472
     INTANGIBLE ASSETS, NET                                                      6,762                 7,626
     OTHER ASSETS                                                               40,322                47,879
                                                                              --------             ---------
             TOTAL ASSETS                                                   $1,246,963            $1,262,034
                                                                            ==========            ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                       $ 13,024              $ 13,136
       Amounts payable to related parties                                       18,836                18,680
       Deferred revenue                                                         12,689                12,215
       Income taxes payable                                                        -                   3,760
       Accrued expenses and other liabilities                                   34,741                32,082
                                                                              --------              --------
           Total Current Liabilities                                            79,290                79,873
     LONG-TERM DEBT                                                            342,557               300,366
     DEFERRED INCOME TAXES                                                      40,012                36,902
     OTHER LIABILITIES                                                           8,627                 8,943
                                                                              --------             ---------
             TOTAL LIABILITIES                                                 470,486               426,084
                                                                              --------             ---------
     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY
       Preferred stock: authorized 10,000 shares, none outstanding                -                     -
       Common stock, $.01 par value: authorized,  300,000 shares;
         issued and outstanding, 96,261 (2004) and 99,057 (2003)                   963                   991
       Class B stock, $.01 par value: authorized,  3,000 shares:
         issued and outstanding, 704 (2004 and 2003)                                 7                     7
       Additional paid-in capital                                              420,283               517,132
       Accumulated earnings                                                    361,673               319,020
                                                                              --------             ---------
                                                                               782,926               837,150
       Less treasury stock, at cost;  275 (2004) and 35 (2003) shares           (6,449)               (1,200)
                                                                              --------             ---------
             TOTAL SHAREHOLDERS' EQUITY                                        776,477               835,950
                                                                              --------             ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,246,963            $1,262,034
                                                                            ==========            ==========




          See accompanying notes to consolidated financial statements.
                                        3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                        ------------------              ----------------
                                                                        2004           2003           2004            2003
                                                                        ----           ----           ----            ----
                                                                            (Unaudited)                    (Unaudited)
     NET REVENUES                                                    $139,585       $132,675        $269,193       $258,470
                                                                     --------       --------        --------       --------

     Operating Costs (includes related party expenses
       of $21,812, $20,360 , $44,327 and $41,488,
       respectively)                                                   89,761         86,504         183,257        178,556
     Depreciation and Amortization (includes related party
       warrant amortization of $2,427, $338, $2,765 and
       $676, respectively)                                              4,956          2,860           8,110          5,740
     Corporate General and Administrative Expenses
       (includes related party expenses of $759, $703,
       $1,462, and $1,386, respectively)                                1,806          1,647           3,776          3,291
                                                                     --------        -------        --------       --------
                                                                       96,523         91,011         195,143        187,587
                                                                     --------        -------        --------       --------
     OPERATING INCOME                                                  43,062         41,664          74,050         70,883
     Interest Expense                                                   2,700          2,496           5,617          4,947
     Other (Income) Expense                                               (33)           (16)            (73)           (36
                                                                     --------        -------        --------       --------
     INCOME BEFORE INCOME TAXES                                        40,395         39,184          68,506         65,972
     INCOME TAXES                                                      15,289         14,848          25,853         24,722
                                                                     --------        -------        --------       --------

     NET INCOME                                                       $25,106        $24,336         $42,653        $41,250
                                                                      =======        =======         =======        =======

     EARNINGS PER SHARE:
        BASIC                                                           $ .26          $ .24           $ .44          $ .40
                                                                      =======        =======         =======        =======
        DILUTED                                                         $ .26          $ .23           $ .43          $ .39
                                                                      =======        =======         =======        =======

     WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                          96,285        101,771          97,144        102,417
                                                                      =======        =======         =======        =======
        DILUTED                                                        97,910        104,253          98,975        104,938
                                                                      =======        =======         =======        =======



          See accompanying notes to consolidated financial statements.

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   ----------------
                                                                                  2004          2003
                                                                                  ----          ----
                                                                                     (Unaudited)
     CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                               $42,653       $41,250
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                        8,110         5,740
             Deferred taxes                                                         339         2,000
             Amortization of deferred financing costs                               542           318
                                                                                -------       -------
                                                                                 51,644        49,308
             Changes in assets and liabilities:
                Accounts receivable                                              10,427        14,025
                Prepaid and other assets                                          4,089         5,499
                Deferred revenue                                                    474           589
                Income taxes payable                                              6,678         1,793
                Accounts payable and accrued
                   and other liabilities                                          2,526        (5,188)
                Amounts payable to related parties                                  156         2,682
                                                                                -------       -------
                     Net Cash Provided By Operating Activities                   75,994        68,708
                                                                                -------       -------
     CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                                                      (2,372)       (2,336)
       Acquisition of companies and other                                             6           (80)
                                                                                -------       -------
                     Net Cash Used In Investing Activities                       (2,366)       (2,416)
                                                                                -------       -------
     CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock                                                  11,308         5,430
       Borrowings under bank and other long-term obligations                    155,000        35,000
       Debt repayments and payments of capital lease obligations               (110,295)         (277)
       Repurchase of common stock                                              (123,388)     (107,102)
       Deferred financing costs                                                  (1,269)         -
                                                                                -------      --------
                     Net Cash Used In Financing Activities                      (68,644)      (66,949)
                                                                                -------      --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,984          (657)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             8,665         7,371
                                                                                -------      --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $13,649        $6,714
                                                                                =======       =======


          See accompanying notes to consolidated financial statements.
                                      - 5 -


                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:

     The accompanying consolidated balance sheet as of June 30, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the three and six month periods ended June 30, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                             ------------------             ----------------
                             2004           2003           2004           2003
                             ----           ----           ----           ----
        Options             1,625          2,482          1,831          2,521

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for each period:

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                             ------------------             ----------------
                             2004           2003           2004           2003
                             ----           ----           ----           ----
        Options             3,751          1,289          3,751          2,521

     The per share exercise prices of the options were $30.19-$38.34 in 2004, and $35.19-$38.34 in 2003. Also excluded were 4,500 warrants issued in May 2002 in conjunction with an extension of the terms of the Company's management agreement with a related party.

NOTE 3 - Debt:

     Long-term debt consists of the following at:

                                      June 30, 2004          December 31, 2003
                                      -------------          -----------------
    Term Loan                           $120,000                     -
    Revolving Credit Facility             25,000                $100,000
    4.64% Senior Unsecured Notes          50,000                  50,000
    5.26% Senior Unsecured Notes         150,000                 150,000
    Fair market value of Swap (a)         (2,443)                    366
                                        --------                --------
                                        $342,557                $300,366
                                        ========                ========
(a) write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.

     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of a five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the "New Facility"). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness and interest coverage and leverage ratios. At June 30, 2004, the Company had available borrowings under the New Facility of $155,000.

NOTE 4 - Related Party Transactions:

     In return for receiving services under a management agreement (the "Management Agreement"), the Company compensates Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc, via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. In addition to the base fee and incentive compensation, the Company also granted Infinity fully vested and non-forfeitable warrants to purchase Company Common Stock.

     In addition to the Management Agreement, the Company also enters into other transactions with Infinity in the normal course of business. These transactions are more fully described in the Company's Annual Report on Form 10-K.

     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three and six-month periods ended June 30:


                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                              ------------------           ----------------
                                               2004         2003          2004           2003
                                               ----         ----          ----           ----
Representation Agreement                      $6,963       $7,164       $13,917        $13,931
Programming and Affiliations                  14,849       13,196        30,410         27,557
Management Agreement (excluding warrant
  amortization)                                  759          703         1,462          1,386
Warrant Amortization                           2,427          338         2,765            676
                                             -------      -------       -------        -------
                                             $24,998      $21,401       $48,554        $43,550
                                             =======      =======       =======        =======

NOTE 5 - Stock Options:

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. For the three and six-month periods ended June 30, 2004 and 2003, had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,275 ($.02 per basic share and $.03 diluted share) and $2,118 ($.02 per basic and diluted share) for the three-month periods, respectively and $4,548 ($.05 per basic and diluted share) and $4,155 ($.04 per basic and diluted share) for the six month periods, respectively.


                                          Three Months Ended               Six Months Ended
                                              June 30,                          June 30,
                                          ------------------               ----------------
                                         2004             2003            2004             2003
                                         ----             ----            ----             ----
Net Income as Reported                 $25,106          $24,336         $42,653          $41,250
Deduct:  Total Stock Based
  Employee Compensation Expense,
  Net of Tax                            (2,275)          (2,118)         (4,548)          (4,155)
                                       -------          -------         -------          -------
Pro Forma Net Income                   $22,831          $22,218         $38,105          $37,095
                                       =======          =======         =======          =======

Net Income Per Share:
  Basic - As Reported                   $.26             $.24             $.44            $.40
                                        ====             ====             ====            ====
  Basic - Pro Forma                     $.24             $.22             $.39            $.36
                                        ====             ====             ====            ====

  Diluted - As Reported                 $.26             $.23             $.43            $.39
                                        ====             ====             ====            ====
  Diluted - Pro Forma                   $.23             $.21             $.38            $.35
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


Results of Operations

Three Months Ended June 30, 2004 Compared
With Three Months Ended June 30, 2003
-------------------------------------

Revenues

     Revenues presented by type of commercial advertisements are as follows for the three-month periods ending June 30,:

                                       2004                         2003
                                ---------------------      ---------------------
                                    $      % of total          $      % of total
                                --------   ----------      --------   ----------
       Local/Regional            $76,397       55%          $73,907        56%
       National                   63,188       45%           58,768        44%
                                 -------      ----         --------       ----
       Total (1)                $139,585      100%         $132,675       100%
                                ========      ====         ========       ====

(1) As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from advertisers.

     Revenues for the second quarter of 2004 increased $6,910, or 5%, to $139,585 compared with $132,675 in the second quarter of 2003. Both local/regional and national revenues increased in the quarter compared with the comparable 2003 period.

     During the second quarter of 2004, revenues aggregated from the sale of local/regional airtime increased approximately 3%, or approximately $2,490, and national based revenues increased approximately 8%, or $4,420 compared with the second quarter of 2003. This increase is the result of an increase in demand for our local/regional products and services.

     In the second  quarter of 2004,  the  increase in our  aggregated  national based revenues was accomplished through attaining higher revenues in the news and entertainment programming categories and through adding station affiliations.

Operating Costs

     Operating costs for the three months ended June 30, 2004, and 2003 were as follows:

                                                   2004                            2003
                                             --------------------           ---------------------
                                                $      % of total              $       % of total
                                             -------   ----------           -------    ----------
       Programming,  production and
        distribution  expenses               $55,877       62%              $53,531         62%
       Selling expenses                        9,317       11%               10,984         13%
       Other operating expenses               24,567       27%               21,989         25%
                                             -------       ---              -------        ----
                                             $89,761      100%              $86,504        100%
                                             =======      ====              =======        ====

     Operating costs increased approximately 4%, or $3,257, to $89,761 in 2004 from $86,504 in the second quarter of 2003. The increase was principally attributable to (i) increases in programming, production and distribution expenses resulting from the investment in additional network audiences as a result of adding station affiliations, expanding into new traffic and information markets and the development of new program offerings, (ii) lower selling expenses related to decreasing the size of our sales management, and lower bad debt expense (approximately $360) and (iii) higher other operating expenses due principally to increases in personnel and personnel related costs.

Depreciation and Amortization

     Depreciation and amortization increased $2,096, or 73%, to $4,956 in the second quarter of 2004 from $2,860 in the second quarter of 2003. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement which commenced in the second quarter of 2004.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $159, or 10%, to $1,806 in the second quarter of 2004 from $1,647 in the second quarter of 2003. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services.

Operating Income

     Operating income increased $1,398, or 3%, to $43,062 in the second quarter of 2004 from $41,664 in the second quarter of 2003.

Interest Expense

     Interest expense increased 8% in the second quarter of 2004 to $2,700 from $2,496 in 2003. The increase was principally attributable to higher debt outstanding.

Provision for income taxes

     Income tax expense in the second quarter of 2004 was $15,289 compared with $14,848 in the second quarter of 2003. The Company's effective income tax rate in the second quarter of 2004 was approximately 37.8% which was consistent with the rate experienced in the comparable period of 2003.

Net income

     Net income in the second quarter of 2004 was $25,106 compared with $24,336 in the second quarter of 2003, an increase of $770, or 3%. Net income per basic share increased approximately $.02, or 9%, to $.26 compared with $.24 in the second quarter of 2003. Net income per diluted share increased approximately $.03, or 10%, to $.26 compared with $.23 in the comparable 2003 period.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 6% to 96,285 and 97,910, respectively, in the second quarter of 2004 from 101,771 and 104,253, respectively, in the second quarter of 2003. The decrease is principally attributable to the Company's stock repurchase program.

Six Months Ended June 30, 2004 Compared
With Six Months Ended June 30, 2003
-----------------------------------

Revenues

     Revenues presented by type of commercial advertisements are as follows for the six-month periods ending June 30,:

                                    2004                          2003
                             ----------------------      -----------------------
                                  $      % of total           $       % of total
                             ---------   ----------      ---------    ----------
        Local/Regional       $ 141,048      52%          $ 137,269        53%
        National               128,145      48%            121,201        47%
                             ---------     ----          ---------       ----
        Total (1)            $ 269,193     100%          $ 258,470       100%
                             =========     ====          =========       ====

     (1) As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from advertisers.

     Revenues for the first half of 2004 increased $10,723, or 4%, to $269,193 compared with $258,470 in the first half of 2003. Both local/regional and national revenues increased in the first half compared with the comparable 2003 period.

     During the first six months of 2004, revenues aggregated from the sale of local/regional airtime increased approximately 3%, or approximately $3,779, and national based revenues increased approximately 6%, or $6,944 compared with the first half of 2003. The increase is a result of higher demand for our products and services.

     In the first half of 2004, the increase in our aggregated national based revenues was accomplished through attaining higher revenues in the news and entertainment programming categories and through adding station affiliations.

     We expect our revenues for the second half of 2004 to increase compared with 2003, resulting primarily from an anticipated overall increase in demand for our product offerings due to higher audience delivery, the Company's exclusive U.S. radio broadcast of the 2004 Summer Olympics, inventory management initiatives, and the development of new distribution alternatives for our content.

Operating Costs

     Operating costs for the six months ended June 30, 2004 and 2003 were as follows:


                                                    2004                       2003
                                            ----------------------     ----------------------
                                                $       % of total         $       % of total
                                            --------    ----------     --------    ----------
     Programming,  production and
       distribution  expenses               $115,796       63%         $110,774        62%
     Selling expenses                         20,512       11%           21,124        12%
     Other operating expenses                 46,949       26%           46,658        26%
                                            --------      ----         --------       ----
                                            $183,257      100%         $178,556       100%
                                            ========      ====         ========       ====

     Operating costs increased approximately 3%, or $4,701, to $183,257 in 2004 from $178,556 in the first six months of 2003. The increase was principally attributable to (i) increases in programming, production and distribution expenses resulting from the investment in additional network audiences as a result of adding station affiliations, expanding into new traffic and information markets and the development of new program offerings, and (ii) decreased selling expenses related to lower bad debt expense (approximately $950).

     We currently anticipate that operating costs will continue to increase in the second half of 2004 compared with 2003 due to expenses attributable to the Company's broadcast of the 2004 Summer Olympics, additional investments in our national network audiences and programs, and normal recurring contractual cost increases.

Depreciation and Amortization

     Depreciation and amortization increased $2,370, or 41%, to $8,110 in the first six months of 2004 from $5,740 in the comparable 2003 period. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement which was effective in the second quarter of 2004.

     We  expect   depreciation  and   amortization   expense  will  increase  by
approximately $2,100 for the remaining two quarters in 2004 versus the comparable period in the prior year due to increased warrant amortization.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $485, or 15%, to $3,776 in the first half of 2004 from $3,291 in the comparable period of 2003. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services.

     We expect our corporate general and administrative costs will continue to increase in the second half of 2004 compared with 2003. We expect to incur increased expenses relating to our compliance and corporate governance activities. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

     Operating income increased $3,167, or 4%, to $74,050 in the first half of 2004 from $70,883 in the same period of 2003.

Interest Expense

     Interest expense increased 14% in the first half of 2004 to $5,617 from $4,947 in 2003. The increase was attributable to higher debt outstanding as well as the $325 amortization of previously capitalized deferred debt costs attributable to the refinancing of our bank credit facility.

     We expect that our interest expense will continue to increase in the second half of 2004 versus the comparable period in the prior year commensurate with our anticipated higher average debt levels.

Provision for income taxes

     Income tax expense in the first six months of 2004 was $25,853 compared with $24,722 in the first six months of 2003. The Company's effective income tax rate in the first half of 2004 was approximately 37.7%, which is consistent with the rate experienced in the comparable 2003 period.

Net income

     Net income in the first six months of 2004 was $42,653 compared with $41,250 in the comparable 2003 period, an increase of $1,403, or 3%. Net income per basic share increased approximately $.04, or 9%, to $.44 compared with $.40 in the first half of 2003. Net income per diluted share increased approximately $.04, or 10%, to $.43 compared with $.39 in the comparable 2003 period.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 5% and 6% respectively to 97,144 and 98,975, respectively, in the first six months of 2004 compared with 102,417 and 104,938, respectively, in the same period of 2003. The decrease is principally attributable to the Company's stock repurchase program.

Liquidity and Capital Resources

     The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations, and the issuance of short-term borrowings and/or long-term debt.

     At June 30, 2004, the Company's principal sources of liquidity were its cash and cash equivalents of $13,649 and available borrowings under its bank facility which is further described below.

         The Company has and continues to expect to generate significant cash flows from operating activities. For the three month periods ended June 30, 2004 and 2003, net cash provided by operating activities were $75,994 and $68,708, respectively.

     At June 30, 2004, the Company had an unsecured $120,000 term loan and a $180,000 bank revolving credit facility (the "New Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). At June 30, 2004, the Company had available borrowings of $155,000 under its New Facility.

     In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors has authorized a stock repurchase program. In the first half of 2004, the Company principally used cash flow from operations and bank borrowings to purchase approximately 4,346 shares of the Company's Common Stock for a total cost of approximately $123,388. In the first six months of 2003, the Company purchased approximately 3,179 shares of the Company's Common Stock for a total cost of $107,102. In the month of July, the Company repurchased an additional 950 shares of Common Stock at a cost of approximately $21,877. The Company expects to continue to use its cash flow to repurchase its Common Stock. At July 30, 2004, the Company had authorization to repurchase up to an additional $233,375 of its Common Stock.

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

Item 2 - Use of Proceeds and Issuer Purchases of Equity Securities

                                                                                            Approximate Dollar
                                                                   Total Number of         Value of Shares that
                                                                   Shares Purchased            May Yet Be
                                                                 as Part of Publicly       Purchased Under the
                  Number of Shares         Average Price Paid       Announced Plan          Plans or Programs
  Period        Purchased in Period            Per Share              or Program                   (A)
  ------        -------------------        ------------------    -------------------       -------------------
April 2004            437,500                   $31.60                 6,318,224              $301,529,000
May 2004              788,000                    27.40                 7,106,224               279,937,000
June 2004           1,020,000                    24.20                 8,126,224               255,253,000
                    ---------
                    2,245,500                   $26.77
                    =========



     (A) Represents remaining authorization from the $250 million repurchase authorization approved on September 25, 2002 and the additional $250 million repurchase authorization approved by the Company's Board of Directors on February 24, 2004.

Items 3

      This item is not applicable.

Item 4 - Submission of Maters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on May 13, 2004.

     (b) The Matters voted upon and the related voting results were as follows (holders of Common Stock and Class B Stock voted together on all matters except for the election of Class I Directors, for which holders of Common Stock voted alone for the election of Mr. Holt and Mr. Smith).

          (1)  Election of Class I Directors:

                                                   FOR              WITHHELD
                                                   ---              --------

                 Shane Coppola                 123,556,769         1,617,728
                 Dennis Holt                    88,690,935         1,314,562
                 Mel Karmazin                  121,862,720         3,311,777
                 Norman J. Pattiz              124,138,763         1,035,734
                 Joseph B. Smith                88,677,661         1,327,836

          (2) Ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for Fiscal 2004.

                         FOR                            124,126,805
                         AGAINST                          1,010,618
                         ABSTAIN                             37,074

Item 5

     This item is not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)    EXHIBIT
       NUMBER                            DESCRIPTION

3.1  Restated Certificate of Incorporation, as filed on October 25, 2002. (14)
3.2  Bylaws of Registrant as currently in effect. (6)
4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
*10.1Employment  Agreement,  dated April 29, 1998, between Registrant and Norman
     J. Pattiz. (8)
*10.2Amendment  to  Employment  Agreement,   dated  October  27,  2003,  between
     Registrant and Norman J. Pattiz.
10.3 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
10.4 Credit Agreement, dated March 2, 2004, between Registrant and The Lenders and JPMorgan Chase Bank as Administrative Agent.
10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated of June 1, 1999 (9)
*10.7Amendment No. 1 to the  Agreement  and Plan Merger,  dated as of August 20,
     1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9) (13)
10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (7) (13)
10.10 Westwood One Amended 1999 Stock Incentive Plan. (9)
10.11 Westwood One, Inc. 1989 Stock Incentive Plan. (3)

10.12Amendments  to the Westwood One, Inc.  Amended 1989 Stock  Incentive  Plan.
     (4) (5)
10.13Leases,  dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc.
     and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
31.a Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
31.b Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
32.a Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.b Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act
                       of 2002.

(b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the second quarter of 2004. A Form 8-K was furnished on February 18, 2004 in connection with the Company's disclosure of certain earnings information.


*********************************
*Indicates a management contract or compensatory plan

**********************************

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




                                                      WESTWOOD ONE, INC.




                                                      By: /S/ Shane Coppola
                                                         ----------------------
                                                         Shane Coppola
                                                         Chief Executive Officer



                                                      By: /S/Andrew Zaref
                                                         -----------------------
                                                         Andrew Zaref
                                                         Chief Financial Officer


                                                      Dated: July 30, 2004