Form 10-Q
period 2004-09-30
WESTWOOD ONE INC /DE/
filed 2004-11-09
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004



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

Number of shares of Stock Outstanding at November 5, 2004 (excluding treasury shares):

     Common Stock, par value $.01 per share - 95,719,487 shares
     Class B Stock, par value $.01 per share - 291,796 shares

                               WESTWOOD ONE, INC.

                                      INDEX


                                                                     Page No.
                                                                     --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements                                  3

                  Consolidated Balance Sheets                           3

                  Consolidated Statements of Operations                 4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            9

  Item 3.         Qualitative and Quantitative Disclosures
                  About Market Risk                                    16

  Item 4.         Controls and Procedures                              17


PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                    18

  Item 2.         Unregistered Sales of Equity Securities
                  and Use of Proceeds                                  18

  Item 3.         Default Upon Senior Securities                       18

  Item 4.         Submission of Matters to a Vote of Security Holders  18

  Item 5.         Other Information                                    18

  Item 6.         Exhibits                                             18

                  SIGNATURES                                           19

                  CERTIFICATIONS                                       20

Item 1 - Financial Statements

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30,        December 31,
                                                                        2004                 2003
                                                                        ----                 ----
                                                                    (Unaudited)

              ASSETS
              ------
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 9,188              $ 8,665
  Accounts receivable, net of allowance for doubtful accounts
     of $3,019 (2004) and $4,334 (2003)                                 124,051              135,720
  Prepaid and other assets                                               27,188               21,110
                                                                    -----------          -----------

        Total Current Assets                                            160,427              165,495
PROPERTY AND EQUIPMENT, NET                                              49,151               50,562
GOODWILL                                                                990,472              990,472
INTANGIBLE ASSETS, NET                                                    6,469                7,626
OTHER ASSETS                                                             39,265               47,879
                                                                    -----------          -----------
          TOTAL ASSETS                                              $ 1,245,784          $ 1,262,034
                                                                    ===========          ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                  $    15,164          $    13,136
  Amounts payable to related parties                                     22,821               18,680
  Deferred revenue                                                       11,831               12,215
  Income taxes payable                                                        -                3,760
  Accrued expenses and other liabilities                                 31,125               32,082
                                                                     ----------          -----------
        Total Current Liabilities                                        80,941               79,873
LONG-TERM DEBT                                                          343,952              300,366
DEFERRED INCOME TAXES                                                    40,126               36,902
OTHER LIABILITIES                                                         8,465                8,943
                                                                     ----------          -----------
          TOTAL LIABILITIES                                             473,484              426,084
                                                                     ----------          -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000 shares, none outstanding                 -                    -
  Common stock, $.01 par value: authorized,  261,715 shares;
    issued and outstanding, 95,720 (2004) and 99,057 (2003)                 957                  991
  Class B stock, $.01 par value: authorized,  3,000 shares:
    issued and outstanding, 292 (2004) and 704 (2003)                         3                    7
  Additional paid-in capital                                            388,180              517,132
  Accumulated earnings                                                  384,909              319,020
                                                                     ----------          -----------
                                                                        774,049              837,150
  Less treasury stock, at cost;  90 (2004) and 35 (2003) shares          (1,749)              (1,200)
                                                                     ----------          -----------
          TOTAL SHAREHOLDERS' EQUITY                                    772,300              835,950
                                                                     ----------          -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,245,784          $ 1,262,034
                                                                    ===========          ===========




          See accompanying notes to consolidated financial statements.
                                       3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                  Three Months Ended                Nine Months Ended
                                                                      September 30,                   September 30,
                                                                      -------------                   -------------
                                                                  2004            2003             2004            2003
                                                                  ----            ----             ----            ----
NET REVENUES                                                   $141,422        $134,680         $410,615        $393,150

                                                                -------         -------          -------         -------

Operating Costs (includes related party expenses
  of $19,784, $19,289 , $64,111 , and $60,777,
  respectively)                                                  94,162          83,274          277,419         261,830
Depreciation and Amortization (includes related
  party warrant amortization of $2,427, $338, $5,191,
  and $1,014, respectively)                                       4,964           2,889           13,074           8,629
Corporate General and Administrative Expenses
  (includes related party expenses of $759, $703,
   $2,221, and $2,090, respectively)                              1,877           1,735            5,653           5,026
                                                                -------         -------          -------         -------
                                                                101,003          87,898          296,146         275,485
                                                                -------         -------          -------         -------
OPERATING INCOME                                                 40,419          46,782          114,469         117,665
Interest Expense                                                  2,911           2,546            8,528           7,493
Other Income                                                        (41)             (8)            (114)            (44)
                                                                -------         -------          -------         -------
INCOME BEFORE INCOME TAXES                                       37,549          44,244          106,055         110,216
INCOME TAXES                                                     14,313          16,534           40,166          41,256
                                                                -------         -------          -------         -------
NET INCOME                                                     $ 23,236        $ 27,710         $ 65,889        $ 68,960
                                                               ========        ========         ========        ========

NET INCOME PER SHARE:
   BASIC                                                         $ 0.24          $ 0.28           $ 0.67          $ 0.68
                                                               ========        ========         ========        ========
   DILUTED                                                       $ 0.24          $ 0.27           $ 0.66          $ 0.66
                                                               ========        ========         ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                         96,457         100,575           97,806         101,803
                                                               ========        ========         ========        ========
   DILUTED                                                       97,224         102,868           99,101         104,232
                                                               ========        ========         ========        ========

          See accompanying notes to consolidated financial statements
                                       4

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        -----------------
                                                                         2004          2003
                                                                         ----          ----
                                                                           (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                            $65,889       $68,960
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       13,073         8,629
    Deferred taxes                                                       1,232         2,998
    Amortization of deferred financing costs                               625           477
                                                                       -------       -------
                                                                        80,819        81,064
    Changes in assets and liabilities:
     Accounts receivable                                                11,669         7,497
     Prepaid and other assets                                            2,998         1,661
     Deferred revenue                                                     (384)         (887)
     Income taxes payable                                                7,989         1,441
     Accounts payable and accrued
       and other liabilities                                             1,039         3,743
     Amounts payable to related parties                                  4,141            69
                                                                       -------       -------
             Net Cash Provided By Operating Activities                 108,271        94,588
                                                                       -------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                                   (5,020)       (3,307)
 Other                                                                       7           (63)
                                                                       -------       -------
             Net Cash Used In Investing Activities                      (5,013)       (3,370)
                                                                       -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock                                               36,234         5,867
 Borrowings under bank and other long-term obligations                 170,000        55,000
 Debt repayments and payments of capital lease obligations            (125,447)         (419)
 Repurchases of common stock                                          (182,239)     (145,610)
 Deferred financing costs                                               (1,283)            -
                                                                      --------      --------
             Net Cash Used In Financing Activities                    (102,735)      (85,162)
                                                                      ---------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  523         6,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,665         7,371
                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $9,188       $13,427
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

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
- -------------------------------

     The accompanying consolidated balance sheet as of September 30, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the three and nine month periods ended September 30, 2004 and 2003 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                           Three Months Ended              Nine Months Ended
                              September 30,                  September 30,
                           ------------------             ------------------
                           2004          2003             2004          2003
                           ----          ----             ----          ----
          Options           767         2,293            1,295         2,429

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for each period:

                           Three Months Ended              Nine Months Ended
                              September 30,                   September 30,
                           ------------------             -------------------
                           2004           2003            2004           2003
                           ----           ----            ----           ----
          Options         4,229          2,931           3,726          1,590

     The per share exercise prices of the options were $22.57-$38.34 in 2004, and $32.25-$38.34 in 2003. Also excluded were 4,500 warrants issued in May 2002 in conjunction with an extension of the terms of the Company's management agreement with a related party.

NOTE 3 - Debt:

     Long-term debt consists of the following at:

                                         September 30, 2004    December 31, 2003
                                         ------------------    -----------------
      Term Loan                             $120,000                     -
      Revolving Credit Facility               25,000                 $100,000
      4.64% Senior Unsecured Notes            50,000                   50,000
      5.26% Senior Unsecured Notes           150,000                  150,000
      Fair market value of Swap (a)           (1,048)                     366
                                            --------                 --------
                                            $343,952                 $300,366
                                            ========                 ========

(a) write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.

     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of a five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the "New Facility"). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness and interest coverage and leverage ratios. At September 30, 2004, the Company had available borrowings under the New Facility of $155,000.

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

     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three and nine-month periods ended September 30:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                 ------------------          -----------------
                                                  2004         2003          2004           2003
                                                  ----         ----          ----           ----
Representation Agreement                         $6,612       $6,862       $20,529        $20,793
Programming and Affiliations                     13,172       12,427        43,582         39,984
Management Agreement (excluding warrant
  amortization)                                     759          703         2,221          2,090
Warrant Amortization                              2,427          338         5,191          1,014
                                                -------      -------       -------        -------
                                                $22,970      $20,330       $71,523        $63,881
                                                =======      =======       =======        =======

NOTE 5 - Stock Options:

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. For the three and nine-month periods ended September 30, 2004 and 2003, had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,261 ($.02 per basic share and diluted share) and $2,209 ($.02 per basic and diluted share) for the three-month periods, respectively and $6,809 ($.07 per basic and diluted share) and $6,364

($.06 per basic and diluted share) for the nine month periods, respectively.


                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                               ------------------               -----------------
                                              2004             2003            2004             2003
                                              ----             ----            ----             ----
Net Income as Reported                      $23,236          $27,710         $65,889          $68,960
Deduct:  Total Stock Based
  Employee Compensation Expense,
  Net of Tax                                 (2,261)          (2,209)         (6,809)          (6,364)
                                            -------          -------         -------          -------
Pro Forma Net Income                        $20,975          $25,501         $59,080          $62,596
                                            =======          =======         =======          =======

Net Income Per Share:
  Basic - As Reported                         $.24             $.28            $.67            $.68
                                              ====             ====            ====            ====
  Basic - Pro Forma                           $.22             $.25            $.60            $.62
                                              ====             ====            ====            ====

  Diluted - As Reported                       $.24             $.27            $.66            $.66
                                              ====             ====            ====            ====
  Diluted - Pro Forma                         $.22             $.25            $.60            $.60
                                              ====             ====            ====            ====


NOTE 6 - Shareholders' Equity:

     On September 27, 2004 a Shareholder converted 411,670 shares of Class B Stock into Common Stock. Common Stock is entitled to one vote per share while Class B Stock is entitled to 50 votes per share, and Class B Stock is convertible to Common Stock on a share-for-share basis.

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


Results of Operations
- ---------------------

Three Months Ended September 30, 2004 Compared
With Three Months Ended September 30, 2003
- ------------------------------------------

Revenues

Revenues presented by type of commercial advertisements are as follows for the three-month periods ending September 30:

                                        2004                        2003
                                  --------------------     ---------------------
                                     $      % of total         $      % of total
                                  -------   ----------     --------   ----------
        Local/Regional            $75,374      53%          $71,740       53%
        National                   66,048      47%           62,940       47%
                                  -------     ----          -------      ----
        Total (1)                $141,422     100%         $134,680      100%
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

     Revenues for the third quarter of 2004 increased $6,742, or 5%, to $141,422 compared with $134,680 in the third quarter of 2003. Both local/regional and national revenues increased in the quarter compared with the comparable 2003 period.

     During the third quarter of 2004, revenues aggregated from the sale of local/regional airtime increased approximately 5%, or approximately $3,634, and national based revenues increased approximately 5%, or $3,108 compared with the third quarter of 2003.

     In the third quarter of 2004, the increase in our aggregated local/regional based revenues was the result of an increase in demand for our products and services. The increase in national based revenue was primarily attributable to revenues associated with the Company's exclusive broadcast of the 2004 Summer Olympic games.

Operating Costs

     Operating costs for the three months ended September 30, 2004 and 2003 were as follows:


                                                2004                           2003
                                         --------------------        -----------------------
                                            $      % of total            $        % of total
                                         -------   ----------        --------     ----------
     Programming,  production and
      distribution  expenses             $72,451       77%            $63,029         76%
     Selling expenses                     11,772       12%             13,574         16%
     Other operating expenses              9,939       11%              6,672          8%
                                         -------      ----            -------        ----
                                         $94,162      100%            $83,275        100%
                                         =======      ====            =======        ====

     Operating costs increased approximately 13%, or $10,888, to $94,162 in 2004 from $83,274 in the third quarter of 2003. That increase was principally attributable to increases in programming, production and distribution expenses resulting from the investment in additional network audiences and adding station affiliations, expanding into new traffic and information markets, the development of new program offerings, and costs associated with our exclusive broadcast of the 2004 Summer Olympic games, which were partially offset by lower selling expenses. In addition, during the third quarter of 2003, the Company received proceeds of $2.6 million from an insurance settlement related to claims attributable to the September 11, 2001 terrorist attacks which offset reported operating expenses for the quarter ended September 30, 2003.

Depreciation and Amortization

     Depreciation and amortization increased $2,075, or 72%, to $4,964 in the third quarter of 2004 from $2,889 in the third quarter of 2003. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement which commenced in the second quarter of 2004.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $141, or 8%, to $1,877 in the third quarter of 2004 from $1,735 in the third quarter of 2003. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services.

Operating Income

     Operating income decreased $6,363, or 14% to $40,419 in the third quarter of 2004 from $46,782 in the third quarter of 2003.

Interest Expense

     Interest expense increased 14% in the third quarter of 2004 to $2,911 from $2,546 in 2003. The increase was principally attributable to higher average debt outstanding.

Provision for income taxes

     Income tax expense in the third quarter of 2004 was $14,313 compared with $16,534 in the third quarter of 2003. The Company's effective income tax rate in the third quarter of 2004 was approximately 38.1% compared with 37.4% in the comparable period of 2003.

Net income

     Net income in the third quarter of 2004 was $23,236 compared with $27,710 in the third quarter of 2003, a decrease of $4,474, or 16%. Net income per basic share decreased approximately $.04, or 14%, to $.24 compared with $.28 in the third quarter of 2003. Net income per diluted share decreased approximately $.03, or 11%, to $.24 compared with $.27 in the comparable 2003 period.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 4% and 6%, respectively, to 96,457 and 97,224, respectively, in the third quarter of 2004 from 100,575 and 102,868, respectively, in the third quarter of 2003. The decrease in weighted average shares outstanding is principally attributable to the Company's stock repurchase program.

Nine Months Ended September 30, 2004 Compared
With Nine Months Ended September 30, 2003
- -----------------------------------------

Revenues

     Revenues presented by type of commercial advertisements are as follows for the nine-month periods ending September 30:

                                  2004                          2003
                           ----------------------       -----------------------
                               $       % of total           $        % of total
                           ---------   ----------       ---------    ----------
        Local/Regional     $ 216,421      53%           $ 209,044        53%
        National             194,194      47%             184,106        47%
                           ---------     ----           ---------       ----
        Total (1)          $ 410,615     100%           $ 393,150       100%
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

     Revenues for the first nine months of 2004 increased $17,465, or 4%, to $410,615 compared with $393,150 in the first nine months of 2003. Both local/regional and national revenues increased in the first nine months compared with the comparable 2003 period.

     During the first nine months of 2004, revenues aggregated from the sale of local/regional airtime increased approximately 4%, or approximately $7,377, and national based revenues increased approximately 5%, or $10,088 compared with the first nine months of 2003. The increase is a result of higher demand for our products and services.

     In the first nine months of 2004, the increase in our aggregated national based revenues was accomplished through attaining higher revenues in the news and entertainment programming categories and through adding station affiliations. Additionally, in the first nine months of 2004 National based revenue includes revenues associated with the Company's exclusive broadcast of the 2004 Summer Olympic games.

Operating Costs

     Operating costs for the nine months ended September 30, 2004 and 2003 were as follows:

                                           2004                     2003
                                    ---------------------    ------------------
                                       $       % of total        $    % of total
                                    --------   ----------    -------- ----------
     Programming,  production and
      distribution  expenses        $206,312       74%       $191,446      73%
     Selling expenses                 39,944       15%         42,049      16%
     Other operating expenses         31,163       11%         28,335      11%
                                    --------      ----       --------     ----
                                    $277,419      100%       $261,830     100%
                                    ========      ====       ========     ====

     Operating costs increased approximately 6%, or $15,589, to $277,419 in 2004 from $261,830 in the first nine months of 2003. The increase was principally attributable to increases in programming, production and distribution expenses resulting from the investment in additional network audiences and adding station affiliations, expanding into new traffic and information markets, the development of new program offerings, and costs associated with our exclusive broadcast of the 2004 Summer Olympic Games, which were partially offset by lower selling expenses. In addition, during the third quarter of 2003, the Company received proceeds of $2.6 million from an insurance settlement related to claims attributable to the September 11, 2001 terrorist attacks which offset reported operating expenses for the nine months ended September 30, 2003.

Depreciation and Amortization

     Depreciation and amortization increased $4,445, or 52%, to $13,074 in the first nine months of 2004 from $8,629 in the comparable 2003 period. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement which was effective in the second quarter of 2004.

     We  expect   depreciation  and   amortization   expense  will  increase  by
approximately $2,100 for the remaining quarter in 2004 versus the comparable period in the prior year due to increased warrant amortization.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $626, or 13%, to $5,653 in the first nine months of 2004 from $5,026 in the comparable period of 2003. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services.

     We expect our corporate general and administrative costs will continue to increase in the last quarter of 2004 compared with 2003. We expect to incur increased expenses relating to our compliance and corporate governance activities. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

     Operating income decreased $3,196, or 3%, to $114,469 in the first nine months of 2004 from $117,665 in the same period of 2003.

Interest Expense

     Interest expense increased 14% in the first nine months of 2004 to $8,528 from $7,493 in 2003. The increase was attributable to higher debt outstanding as well as to the amortization of $325 of previously capitalized deferred debt costs attributable to the refinancing of our bank credit facility.

     We expect that our interest expense will continue to increase in the last quarter of 2004 versus the comparable period in the prior year commensurate with our anticipated higher average debt levels.

Provision for income taxes

     Income tax expense in the first nine months of 2004 was $40,166 compared with $41,256 in the first nine months of 2003. The Company's effective income tax rate in the first nine months of 2004 was approximately 37.8%, compared with 37.4% in the comparable 2003 period.

Net income

     Net income in the first nine months of 2004 was $65,889 compared with $68,960 in the comparable 2003 period, a decrease of $3,017, or 5%. Net income per basic share was $.67 compared with $.68 in the first nine months of 2003. Net income per diluted share was $.66 compared with $.66 in the comparable 2003 period.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 4% and 5%, respectively, to 97,806 and 99,101, respectively, in the first nine months of 2004 compared with 101,803 and 104,232, respectively, in the same period of 2003. The decrease is principally attributable to the Company's stock repurchase program.

Liquidity and Capital Resources

     The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations, short-term borrowings and/or the issuance of long-term debt.

     At September 30, 2004, the Company's principal sources of liquidity were its cash and cash equivalents of $9,188 and available borrowings under its bank facility which is further described below.

     The Company has and continues to expect to generate significant cash flows from operating activities. For the nine month periods ended September 30, 2004 and 2003, net cash provided by operating activities were $108,271 and $94,588, respectively.

     At September 30, 2004, the Company had an unsecured $120,000 term loan and a $180,000 bank revolving credit facility (the "New Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). At September 30, 2004, the Company had available borrowings of $155,000 under its New Facility.

     In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors has authorized a stock repurchase program. In the first nine months of 2004, the Company principally used cash flow from operations and bank borrowings to purchase approximately 6,936 shares of the Company's Common Stock for a total cost of approximately $182,239. In the first nine months of 2003, the Company purchased approximately 4,412 shares of the Company's Common Stock for a total cost of $145,610. In the month of October, the Company repurchased an additional 475 shares of Common Stock at a cost of approximately $9,942. The Company expects to continue to use its cash flow to repurchase its Common Stock. At October 30, 2004, the Company had authorization to repurchase up to an additional $186,459 of its Common Stock.

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

Forward-Looking Statements and Factors Affecting Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are based on management's views and assumptions at the time the statements are made; however, no assurances can be given that management's expectations will come to pass. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

     In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven year interest rate swap agreement covering $25 million notional value of its outstanding fixed rate borrowings to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75 million notional value of its outstanding borrowings to effectively float the interest rate at three-month LIBOR plus 80 basis points.

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

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report, and have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 1

      This item is not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


                              Issuer Purchases of Equity Securities

                                                                                           Approximate Dollar
                                                                     Total Number of      Value of Shares that
                                                                    Shares Purchased           May Yet Be
                                                                   as Part of Publicly    Purchased Under the
                    Number of Shares       Average Price Paid        Announced Plans        Plans or Programs
  Period          Purchased in Period          Per Share               or Programs               (A)
- --------------    -------------------      ------------------      -------------------   ----------------------
July 2004                950,000                $23.03                 9,076,224                $233,376,000
August 2004            1,025,000                 23.60                10,101,224                 209,186,000
September 2004           615,000                 20.79                10,716,224                 196,402,000
                       ---------
                       2,590,000                $22.72
                       =========

     (A) Represents remaining authorization from the $250 million repurchase authorization approved on September 25, 2002 and the additional $250 million repurchase authorization approved by the Company's Board of Directors on February 24, 2004.

Items 3 through 5

         These items are not applicable.

Item 6 - Exhibits

(a)  EXHIBIT
     NUMBER                  DESCRIPTION
     -------                 -----------

     10.1 Form of Stock Option Agreement under Westwood One, Inc. 1999 Stock Incentive Plan (1)
     31.a Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.b Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.a Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*********************************

(1) Filed as an exhibit to Registrant's current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

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




                                                      WESTWOOD ONE, INC.




                                                      By: /S/ Shane Coppola
                                                      -----------------------
                                                      Shane Coppola
                                                      Chief Executive Officer



                                                      By: /S/ Andrew Zaref
                                                      -----------------------
                                                      Andrew Zaref
                                                      Chief Financial Officer


                                                      Dated: November 9, 2004