Form 10-K
period 2004-12-31
WESTWOOD ONE INC /DE/
filed 2005-03-16
CIK 771950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______


                         Commission file number 0-13020

                               WESTWOOD ONE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            95-3980449
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)
          40 West 57th Street                                       10019
             New York, NY                                         (Zip Code
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 641-2000

           Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

Common Stock, par value $0.01 per share          New York Stock Exchange

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

     The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1.91 billion based on the last reported sales price of the registrant's Common Stock on June 30, 2004 (the last business day of the most recently completed second quarter) and assuming solely for the purpose of this calculation that all directors and officers of the registrant are "affiliates." The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2005, 94,355,915 shares (excluding treasury shares) of Common Stock, par value $0.01 per share, were outstanding and 291,796 shares of Class B Stock, par value $0.01 per share, were outstanding.

                       Documents Incorporated By Reference

     Portions of the registrant's definitive proxy statement for its 2005 annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant's 2004 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

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

The Company derives substantially all of its revenues from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. The Company obtains the commercial airtime it sells to advertisers from radio and television affiliates in exchange for the programming or information services it provides to them. In some cases, the Company supplements the commercial airtime it receives from programming and information services by providing affiliates with compensation to obtain additional commercial airtime. That commercial airtime is sold to local/regional advertisers (typically :10 second commercial airtime) and to national advertisers (typically :30 or :60 second commercial airtime). By purchasing commercial airtime from the Company, advertisers are able to have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences.

The Company provides local traffic and information broadcast reports in over 95 of the top 100 Metro Survey Area markets (referred to herein as "MSA markets") in the United States. The Company also offers radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to seven 24-hour satellite-delivered continuous play music formats ("24/7 Formats") and weekday and weekend news and entertainment features and programs. These programs include: major sporting events, including the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics, live personality intensive talk shows, live concert broadcasts, countdown shows, music and interview programs, and exclusive satellite simulcasts with cable networks.

Westwood One is managed by Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc., pursuant to a management agreement between the Company and Infinity which expires on March 31, 2009 (the "Agreement" or "Management Agreement").

Industry Background

    Radio Broadcasting

There are approximately 11,000 commercial radio stations in the United States.

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

    Radio Advertising

Radio advertising time can be purchased on a local, regional or national basis. Local and regional purchases allow an advertiser to select specific radio stations in chosen geographic markets for the broadcast of commercial messages. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a national radio network allows an advertiser to target its commercial messages to a specific demographic audience, nationally, on a cost-efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.

To plan its network audience delivery and demographic composition, specific measurement information is available to advertisers from independent rating services such as Arbitron and their RADAR rating service. The rating service provides demographic information such as the age and gender composition of the listening audiences. Consequently, advertisers can verify that their advertisements are being heard by their target listening audience.


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

In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company's advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In 1996 and 1998, the Company acquired the operating assets of Shadow Traffic in a total of 14 major metropolitan markets (4 in 1996 and 10 in 1998). In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country's largest traffic service provider, Metro Networks, Inc., which broadcast information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 95 of the top 100 MSA markets. In late 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. ("SmartRoute"), a company which collects, organizes and distributes a database of advanced traveller information through various electronic media and telecommunications.

Westwood One enters into affiliation arrangements with radio stations which require the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company's programs and to use a portion of the program's commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company typically receives a portion of the commercial airtime and a cash fee from the affiliated stations in exchange for the stations receiving the right to broadcast the formats.

Affiliation arrangements specify the number of times and the approximate daypart each program and advertisement may be broadcast. Westwood One requires that each station complete and promptly return to the Company an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements generally run for a period of at least one year and are automatically renewable for subsequent periods. The Company has agreements with over 5,000 radio stations, many of which have more than one arrangement.

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

The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. This permits the Company to easily resell the information to third parties for distribution through the internet, wireless devices or personal digital assistants ("PDAs") and various other distribution channels. The Company's professional announcers read the customized reports on the air. The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent's style is appropriate for the station's format. The Company's on-air talent often become integral "personalities" on such affiliate stations as a result of their significant on-air presence and interaction with the stations' on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately: 125 helicopters and fixed-wing aircraft; 39 mobile units; 32 airborne camera systems; 125 fixed-position camera systems; 70 broadcast studios; and 1,400 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables the Company's on-air talent to deliver reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

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

    SmartRoute Systems

In 2000 the Company acquired the operating assets of SmartRoute ("SRS") which develops non-broadcast traffic information. SRS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. SRS revenues are not presently a significant source of revenues to the Company.

The Company, through SmartRoute, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SRS brand name. In addition, the Company has participated in a number of Federal and State funded Intelligent Transportation System projects, including various operational, 511 Interactive Voice Response ("IVR"), advanced web sites, and combined advanced traveler and transit information systems for Massachusetts, Florida, North Carolina, Virginia, Missouri and New Jersey Departments of Transportation. SRS also operates Traffic Management Centers for Jacksonville, Florida; Massachusetts; South East Florida; and New Jersey Departments of Transportation.

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

Westwood One also produces and distributes special event syndicated programs. In 2004, the Company produced and distributed numerous special event programs, including exclusive radio broadcasts of The Grammy Awards, the Academy of Country Music Awards, MTV Music Awards and the BET Awards, among others.

Westwood One obtains most of the programming for its concert series by recording live concert performances of prominent recording artists. The agreements with these artists often provide the exclusive right to broadcast the concerts worldwide over the radio (whether live or pre-recorded) for a specified period of time. The Company may also obtain interviews with the recording artist and retain a copy of the recording of the concert and the interview for use in its radio programs and as additions to its extensive tape library. The agreements provide the artist with master recordings of their concerts and nationwide exposure on affiliated radio stations. In certain cases, the artists may receive compensation.

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

The Company produces and distributes seven 24/7 Formats providing music, news and talk programming for Country, Hot Country, Adult Contemporary, Soft Adult Contemporary, Oldies, Adult Standards, and the Adult Rock and Roll formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.

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

    Advertising Sales and Marketing

The Company packages its radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this is a key factor in maintaining its affiliate relationships. The Company packages its television commercial airtime on a local, regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime and to optimize the efforts of the Company's national internal structure of sales representatives. The Company's advertising sales force is comprised of approximately 260 sales representatives and sales managers.

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

The Company's typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging approximately 25 affiliates per market in our top 50 markets), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime into multiple "sponsorship" packages which it then sells as an information sponsorship package to advertisers throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.

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

Generally, the Company provides its MetroTV Services to television stations in exchange for thirty-second commercial airtime that the Company packages and sells on a national basis. The amount and placement of the commercial airtime that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided enhanced television video services, it has been able to acquire more valuable commercial airtime. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

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

Competition

In the MSA markets in which it operates, the Company competes for advertising revenue with local print and other forms of communications media including
magazines,   outdoor   advertising,   network   radio  and  network   television
advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, to gather information on their own.

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


Employees

On February 1, 2005, Westwood One had approximately 2,547 employees, including an advertising sales force of approximately 260 people and 846 part-time employees. In addition, the Company maintains continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 689 of the Company's employees are covered by collective bargaining agreements. The Company believes relations with its employees, unions, and independent contractors are satisfactory.


Available Information

The Company is a Delaware corporation, having re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission ("SEC"), including amendments to those reports, may be obtained through our internet website at www.westwoodone.com free of charge as soon as reasonably practicable after we file these reports with the SEC.


Item 2. Properties

The Company owns a 7,300 square-foot building in Culver City, California, which houses the syndicated program production facilities and a 14,000 square-foot building in Culver City, California, which contains administrative, and sales and marketing, as well as its two traffic and news reporting divisions, Metro Networks and Shadow Broadcast Services. The Company also owns a 7,900 square-foot building adjacent to its administrative and sales and marketing offices in Culver City, California, which it subleases. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 365,000 square feet in the aggregate, pursuant to the terms of various lease agreements.

The Company believes that its facilities are adequate for its current level of operations.


Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

On March 1, 2005 there were approximately 211 holders of record of the Company's Common Stock, several of which represent "street accounts" of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its 2004 shareholders' meeting, the Company estimates that the total number of beneficial holders of the Company's Common Stock exceeds 5,000.

Since December 15, 1998, the Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "WON". The following table sets forth the range of high and low last sales prices on the NYSE for the Common Stock for the calendar quarters indicated.

      2004                                 High             Low
      ----                                 ----             ---
      First Quarter                       $34.66           $27.82
      Second Quarter                       32.40            22.76
      Third  Quarter                       24.36            19.21
      Fourth Quarter                       26.95            20.12

      2003
      ----
      First Quarter                       $39.15            $29.60
      Second Quarter                       35.56             31.05
      Third Quarter                        33.73             29.30
      Fourth Quarter                       34.40             29.60

The last sales price for the Company's Common Stock on the NYSE on March 1, 2005 was $22.00.

The Company does not intend to pay cash dividends. No cash dividend was paid on the Company's stock during 2004 or 2003, and the payment of dividends is restricted by the terms of its loan agreements, to the extent that such a payment would cause an event of default.

There is no established public trading market for our Class B Stock. However, the Class B Stock is convertible to Common Stock on a share-for-share basis. On March 1, 2005 there were 3 holders of record of the Company's Class B Stock.

                      Equity Compensation Plan Information

The following table contains information regarding equity compensation plans and warrants issued to Infinity under the Management Agreement as of December 31, 2004:

                            Number of securities to be
                             issued upon exercise of       Weighted average exercise       Number of securities
                               outstanding options,          price of outstanding        remaining available for
   Plan Category               warrants and rights       options, warrants and rights        future issuance
   -------------               -------------------       ----------------------------        ---------------

Equity compensation plans
approved by security holders
   Options (1)                       7,996,018                      $24.90                       600,345
   Warrants (2)                      4,500,000                       49.44                         N/A

Equity compensation plans not
approved by security holders            -                              -                            -
                                    ----------                                                   -------
Total                               12,496,018                                                   600,345
                                    ==========                                                   =======

(1) Options included herein were granted or are available for grant as part of the Company's 1989 and/or 1999 stock option plans that were approved by shareholders of the Company. The Company's 1999 stock option plan provides for mandatory grants of options to members of the Company's Board of Directors on an annual basis. The Compensation Committee of the Board of Directors approves periodic option grants to Executive Officers and other employees based on their contributions to the operations of the Company.

(2) Warrants included herein were granted to Infinity in conjunction with the Infinity Management Agreement, and were approved by shareholders of the Company on May 29, 2002. Of the seven warrants issued, two warrants to purchase an aggregate of 2,000,000 shares of Common Stock each have an exercise price of $43.11 and $48.36, respectively, and become exercisable only if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants. Of the remaining five warrants to purchase an aggregate of 2,500,000 shares of Common Stock, the exercise price for each of the five warrants is equal to $38.87, $44.70, $51.40, $59.11, and $67.98, respectively. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. However, in order for the warrants to become exercisable, the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company's average stock price for the 15 trading days prior to January 2, 2005 must equal or exceed $40.56 for the warrants to become exercisable. The average stock price for the 15 trading days prior to January 2, 2005 did not equal or exceed $40.56, and therefore, the warrants did not become exercisable.

                      Issuer Purchases of Equity Securities

                                                                                          Approximate Dollar
                                                                    Total Number        Value of Shares that
                                                                 Shares Purchased as    May Yet Be Purchased
                                                                   Part of Publicly      Under the Plans ors
                    Number of Shares       Average Price Paid     Announced Plans or            Programs
Period             Purchased in Period           Per Share            Programs                     (A)
------             -------------------           ---------            --------                  --------
October 2004             475,000                  $20.93             11,191,224              $186,460,000
November 2004            860,000                   22.84             12,051,224               166,819,000
December 2004            185,000                   25.31             12,236,224               162,138,000
                         -------
                       1,520,000                  $22.54
                       =========

(A) Represents remaining authorization from the $250 million repurchase authorization approved on September 25, 2002 and the additional $250 million repurchase authorization approved by the Company's Board of Directors on February 24, 2004.

Item 6.  Selected Financial Data
        (In thousands except per share data)

                                                      2004 (1)      2003 (1)     2002 (1)       2001           2000
                                                      ----          ----         ----           ----           ----
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:

Net Revenues                                          $562,246      $539,226     $550,751       $515,940       $553,693
Operating and Corporate Costs, Excluding
  Depreciation and Amortization                        378,240       357,688      360,390        349,936        388,095

Depreciation and Amortization                           18,429        11,513       11,464         67,611         62,104

Operating Income                                       165,577       170,025      178,897         98,393        103,494

Net Income                                             $95,490      $100,039     $109,115        $43,195        $42,283

Income Per Basic Share                                    $.98          $.99       $ 1.03           $.40           $.38
Income Per Diluted Share                                  $.97          $.97       $ 1.00           $.38           $.36

BALANCE SHEET DATA AT DECEMBER 31:
Current Assets                                        $174,346      $165,495     $153,628       $140,527      $ 153,881
Working Capital                                         93,005        81,433       63,542         35,012         15,679
Total Assets                                         1,246,279     1,262,034    1,266,312      1,210,017      1,285,556
Long-Term Debt                                         359,439       300,366      232,135        152,000        168,000
Total Shareholders' Equity                             784,493       835,950      903,040        915,371        949,892


(1) Results for the years ended December 31, 2004, 2003, and 2002 include the effects of adopting Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Retroactive application prior to January 1, 2002 was prohibited.
-- No cash dividend was paid on the Company's Common Stock during the periods presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (In thousands except for share and  per share amounts)

                               EXECUTIVE OVERVIEW

Westwood One supplies radio and television stations with content, information services, and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.

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

The  Company  derives  substantially  all of its  revenues  from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find the most effective method is to purchase shorter duration :10 second advertisements, which are principally correlated to traffic and information related programming and content. Our advertisers who target national audiences generally find the most cost effective method is to purchase longer :30 or :60 second advertisements, which are principally correlated to news, talk, sports and music and entertainment related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Generally, the greater amount of programming we provide our affiliates the greater amount of commercial airtime becomes available for the Company to sell. Additionally, over an extended period of time an increase in the listening audience results in our ability to generate more revenues. Our goal is to maximize the yield of our available commercial airtime to optimize revenues.

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

Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that the Company closely monitors advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three month period. Factors impacting the pricing of commercial airtime include, but are not limited to: (i) the dollar value, length and breadth of the order, (ii) the desired reach and audience demographic, (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenues are significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser.

The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Infinity Management Agreement, personnel costs and other administrative expenses, including those associated with corporate governance matters.

We consider the Company's operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company's performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that Operating Income will grow faster than the related growth in revenue. Conversely, in a period of declining revenues Operating Income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company's operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds.

Revenues

Revenues presented by type of commercial advertisements are as follows for the years ending December 31,:

                                  2004                         2003                             2002
                                  ----                         ----                             ----
                               $       % of Total          $         % of Total             $       % of Total
                           --------    ----------       --------     ----------          --------   ----------
Local/Regional             $299,307        53%          $283,687        53%              $302,554        55%
National                    262,939        47%           255,539        47%               248,197        45%
                            -------       ----          --------       ----              --------       ----
Total (1)                  $562,246       100%          $539,226       100%              $550,751       100%
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

Revenues for the year ended December 31, 2004 increased $23,020, or 4.3%, compared with the year ended December 31, 2003. The increase in revenues is attributable to an increase in demand for the Company's local/regional commercial airtime, coupled with non-comparable revenues associated with the Company's exclusive 2004 Summer Olympic broadcast. During the year ended December 31, 2004, revenues aggregated from the sale of local/regional airtime increased approximately 5.5%, or approximately $15,620, while national based revenues increased approximately 2.9%, or $7,400.

The increase in local/regional revenues was facilitated by a combination of an overall increase in demand for our :10 second commercial airtime, an increase in the quantity of commercial airtime available for sale, improved inventory utilization and management resulting from a centralization of sales management functions, and the increased demand for information services and data by terrestrial and non-terrestrial users. Further, the increase in demand for our local/regional commercial airtime was greatest in the Western and Mid-Western regions.

In 2004, the increase in our aggregated national based revenues was primarily in the news and sports programming categories as a result of an estimated $6.0 million of revenue associated with the Company's exclusive 2004 Summer Olympics radio broadcast and a better radio advertising climate.

Revenues for the year ended December 31, 2003 decreased $11,525, or 2.0%, compared with the year ended December 31, 2002. The decrease was due principally to the absence of approximately $6,000 of revenues recorded in the prior year from the Company's exclusive 2002 Winter Olympics radio broadcast, an overall reduction in advertiser demand for our commercial airtime immediately prior to and concurrent with the commencement of the war with Iraq, weaker relative demand in certain local/regional markets, reduced fee based traffic information revenues of approximately $1,000 due to the expiration of certain contracts, partially offset by approximately $7,000 of incremental revenues attributable to new programming developed to reach national audiences.

During the year ended December 31, 2003, revenues aggregated from the sale of local/regional airtime declined approximately 6.2%, or approximately $18,867, while national based revenues increased approximately 3.0%, or $7,342. The decrease in local/regional revenue was greatest in the northeast and Texas regions, while revenue in the western region increased. Despite the decrease in local/regional revenues, the Company continued to invest in new traffic and information markets.

In 2003, the increase in our aggregated national based revenues was accomplished through attaining higher revenues in the news and sports programming categories through adding new sports programming and effective management of our commercial airtime partially offset by the absence of revenues from the 2002 Winter Olympics.

We expect our revenues in 2005 to increase compared with 2004, resulting primarily from an anticipated overall increase in demand for our commercial airtime offerings due to the implementation of sales strategies to optimize network audience delivery, new programming, inventory management initiatives, and the development of new distribution alternatives for our content.

Operating Costs

Operating costs for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                       2004                           2003                       2002
                                       ----                           ----                       ----
                                    $       % of total          $          % of total        $          % of total
                                --------    ----------       --------      ---------      --------      ---------
Programming,
  production and
  distribution expenses         $278,232      75%            $261,754        75%          $254,779          72%
Selling expenses                  53,246      15%              53,264        15%            59,725          17%
Other operating expenses          38,156      10%              35,564        10%            37,881          11%
                                --------     ---              -------       ----          --------         ----
                                $369,634     100%            $350,582       100%          $352,385         100%
                                ========     ====            ========       ====          ========         ====

Operating costs increased 5.4% to $369,634 in 2004 from $350,582 in 2003, and decreased 1.0% in 2003 from $352,385 in 2002. The increase in 2004 was principally attributable to an estimated $6.0 million of costs associated with our exclusive broadcast of the 2004 Summer Olympic games, increases in programming, production and distribution expenses resulting from the investment in national audiences as a result of adding station affiliations, expanding into approximately four new traffic and information markets, the development of new program offerings and normal recurring contractual rate increases with respect to existing programming. In addition, during the year ended December 31, 2003 the Company received proceeds of $3.2 million from an insurance settlement related to claims attributable to the September 11, 2001 terrorist attacks which offset reported operating expenses for the year ended December 31, 2003.

The 2003 decrease was principally attributable to approximately $3,200 of proceeds from an insurance settlement related to claims resulting from the September 11, 2001 terrorist attacks (included in Other operating expenses in the table above). Excluding this item, operating costs increased approximately $1,400, or 0.4% in 2003. The net increase is primarily attributable to: (i) increases in programming, production and distribution expenses resulting from costs related to the development of new or expanded program offerings, new traffic and information markets, higher sports rights fees resulting from both new programming and contractual rate increases with respect to existing program commitments and additional news costs to cover the war with Iraq, partially offset by the absence of costs associated with the Company's broadcast of the 2002 Winter Olympics, (ii) lower Selling expenses including lower bad debt expense (approximately $2,800), resulting from the absence of a significant customer's bankruptcy in 2002, and lower employee related expenses, principally resulting from lower commissions earned by the Company's sales personnel due to lower revenues and (iii) lower Other operating expenses due principally to the insurance settlement discussed above.

We currently anticipate that operating costs will increase in 2005 compared with 2004 due to expenses resulting from planned additional investments in our national network audiences and programs and normal recurring contractual cost increases. In addition, we expect to make certain continued investments in our sales support functions to support our planned growth in revenues.

Depreciation and Amortization

Depreciation and amortization increased 60.1% to $18,429 in 2004 from $11,513 in 2003, and increased nominally to $11,513 in 2003 from $11,464 in 2002. The increase in 2004 was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as a part of the extension of the Management Agreement which was effective in the second quarter of 2004.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased 21.1% to $8,606 in 2004 from $7,106 in 2003, and decreased 11.2% in 2003 from $8,005 in 2002. The 2004 increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services and increased severance amounts. The 2003 decrease was principally attributable to lower compensation expense to Infinity as no incentive bonus was earned, partially offset by higher expenses associated with our corporate governance activities, including fees incurred for professional services.

We expect our corporate general and administrative costs to increase in 2005 compared with 2004. We expect to incur increased expenses relating to our compliance and corporate governance activities. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

Operating income decreased 2.6% to $165,577 in 2004 from $170,025 in 2003, and decreased 5.0% in 2003 from $178,897 in 2002. The 2004 decrease was principally attributable to higher depreciation and amortization expense and operating costs partially offset by increased net revenues. The 2003 decrease was principally attributable to the decline in revenues.

Interest Expense

Interest  expense  was  $11,911,  $10,132  and  $6,955  in 2004,  2003 and 2002,
respectively. The 2004 increase was attributable to higher outstanding debt and the accelerated amortization of previously capitalized deferred debt issuance costs in connection with the refinancing of our bank credit facility. The 2003 increase was attributable to higher outstanding debt in 2003 as a result of the Company's issuance of $200,000 in a combination of 7 and 10-year fixed rate Senior Unsecured Notes in the fourth quarter of 2002 and higher average interest rates. Our average effective interest rate for 2004, 2003 and 2002 was 3.1%, 3.1% and 2.9%, respectively. The increase in the 2004 and 2003 debt levels result from share repurchases pursuant to the Company's stock repurchase program, which is further described below.

We expect that our interest expense will increase in 2005 commensurate with our anticipated higher average debt levels.

Other (Income) Expense

The Company owned 450,000 shares of common stock in SportsLine.com, Inc. ("SportsLine," previously known as SportsLine USA, Inc.). In December of 2004, SportsLine was acquired by Viacom Inc. and the terms of the acquisition provided that all public shareholders' of SportsLine were entitled to receive cash upon closing of the transaction. Included in Other Income for the period ending December 31, 2004, is a net gain of $787,500 resulting from the sale of the Company's interest in SportsLine.

Provision for income taxes

The income tax provisions for 2004, 2003 and 2002 are based on annual effective tax rates of 38.2%, 37.5% and 36.6%, respectively, resulting in income tax expense of $59,124, $59,906 and $62,937 in 2004, 2003 and 2002, respectively.
The Company's effective income tax rate in 2004 was higher than in 2003 principally as a result of higher state taxes resulting from recent tax developments in the states in which we operate. The Company's effective rate increased in 2003 from 2002 as a result of similar state changes. For the years ended December 31, 2004, 2003 and 2002 a portion of the Company's income tax expense is non-cash as a result of tax deductions related to stock option exercises and warrant purchases of $18,182, $3,911 and $39,245 respectively, which are credited directly to additional paid in capital.

Net income

Net income in 2004 decreased 4.5% to $95,490 ($.98 per basic share and $.97 per diluted share) from $100,039 ($.99 per basic share and $.97 per diluted share) in 2003 and decreased 8.3% in 2003 from $109,115 ($1.03 per basic share and $1.00 per diluted share) in 2002.

Earnings per share

Weighted averages shares outstanding for purposes of computing basic earnings per share were 97,177,000, 101,243,000 and 105,992,000 in 2004, 2003 and 2002,
respectively. The decreases in each of the previous two periods were primarily attributable to Common Stock repurchases under the Company's stock repurchase program partially offset by additional share issuances as a result of stock option exercises. Weighted average shares outstanding for purposes of computing diluted earnings per share were 98,454,000, 103,625,000 and 109,101,000 in 2004,
2003 and 2002, respectively. The changes in weighted average diluted shares are due principally to the decrease in basic shares and the effect of the decrease in the Company's share price, partially offset by the effect of stock option grants.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of short-term borrowings and/or long-term debt.

At December 31, 2004, the Company's principal sources of liquidity were its cash and cash equivalents of $10,932 and available borrowings under its bank facility which is further described below.

The Company has and continues to expect to generate significant cash flows from operating activities. For the years ended December 31, 2004, 2003 and 2002, net cash provided by operating activities were $127,974, $107,870 and $147,618, respectively. For 2004, net cash from operating activities increased $20,104 from 2003. The increase is primarily attributable to a decrease in cash taxes paid resulting from higher tax benefits from the exercise of stock options. For 2003, net cash from operating activities decreased $39,748 from 2002. The reduction is primarily attributable to an increase in cash taxes paid resulting from lower tax benefits from the exercise of stock options and warrants. Upon the adoption of Statement of Financial Accounting Standards 123R, the tax benefit from the exercise of stock options will be classified as a financing activity.

At December 31, 2004, the Company has an unsecured five-year $120,000 term loan, and a five-year $180,000 revolving credit facility (collectively the "New Facility"), both of which mature in 2009. This new facility was entered into with a syndicate of banks led by JP Morgan Chase Bank and Bank of America on March 3, 2004 when the Company refinanced its existing senior loan agreement. In connection with the closing of the facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowing under the existing facility. As of December 31, 2004, the Company had available borrowings of $140,000 under its New Facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to ..25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two senior unsecured Notes. The New Facility and/or Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. None of these covenants are expected to have an impact on the Company's ability to operate and manage its business.

In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors has authorized a stock repurchase program. In 2004, the Company purchased 8,456,000 shares of the Company's Common Stock for a total cost of $216,503. In 2003, the Company purchased approximately 5,534,000 shares of the Company's Common Stock for a total cost of $180,412 and in 2002, purchased approximately 7,414,000 shares of the Company's Common Stock and warrants for a total cost of $239,407. In 2005 (through January 2005), the Company repurchased an additional 635,000 shares of Common Stock at a cost of $15,893. The Company expects to continue to use its cash flow and credit facilities to repurchase its Common Stock. At the end of January 2005, the Company had authorization to repurchase up to an additional $146,245 of its Common Stock.

The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

Contractual Obligations and Commitments

The following table lists the Company's future contractual obligations and commitments as of December 31, 2004:

                                                         Payments  due  by Period
                                                         ------------------------
    Contractual Obligations            Total     <1 year     1 - 3 years   3 - 5 years  >5 years
    -----------------------            -----     -------     -----------   -----------  --------

    Long-term Debt (1)                $443,944   $13,931       $27,861       $23,511    $378,641
    Capital Lease Obligations            6,400     $ 960        $1,920        $1,920       1,600
    Operating Leases                    36,465     7,039        12,635        10,387       6,404
    Other Long-term Obligations        241,320    61,534       106,389        59,396      14,001
                                      --------   -------       -------       -------    --------
    Total Contractual Obligations     $728,129   $83,464      $148,805       $95,214    $400,646
                                      ========   =======      ========       =======    ========

(1) Includes the estimated net interest payments on fixed and variable rate debt and related interest rate swaps. Estimated interest payments on floating rate instruments are computed using the Company's interest rate as of December 31, 2004, and borrowings outstanding are assumed to remain at current levels.

The Company has long-term noncancelable operating lease commitments for office space and equipment. The Company has also entered into capital leases for satellite transponders.

Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $126,830 of payments due under the Management and Representation Agreements. See Related Parties below and Note 2 to the consolidated financial statements for further discussion.

Related Parties

Infinity holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2004, 2003 and 2002, Infinity earned cash compensation of $2,959, $2,793 and $5,012, respectively.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity two fully vested and non-forfeitable warrants to purchase 4,000,000 shares of the Company's Common Stock in the aggregate (comprised of one warrant to purchase 2,000,000 shares at an exercise price of $10.00 per share and another warrant to purchase 2,000,000 shares at an exercise price of $12.50 per share) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $51,070. In 2001, Infinity sold its $10.00 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to Additional Paid in Capital during 2002 and 2001.

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term, which commenced April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity seven fully vested and nonforfeitable warrants to purchase 4,500,000 shares of the Company's Common Stock (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant). For additional information on these warrants see Note 2 to our consolidated financial statements.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity - the "Representation Agreement") to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company's shareholders, between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors. During 2004, the Company incurred expenses aggregating approximately $84,338 for the Representation Agreement, affiliation agreements and the purchase of programming rights from Infinity and affiliates ($80,659 in 2003 and $77,566 in 2002).

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

Allowances for doubtful accounts - we maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $874, or 0.2% of revenue, in 2004, $3,624, or 0.7% of revenue, in 2003, and $6,379, or 1.2% of revenue, in 2002. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few significant bad debts.

Estimated useful lives of property, plant and equipment, and intangible assets - we estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1 of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. During 2002, the Company changed the useful lives of certain studio and broadcasting equipment. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset.

Westwood evaluates its intangible assets for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Westwood's intangible asset balance is material ($988 million at December 31, 2004), and the evaluation of intangible assets requires that the Company make important assumptions and judgments about future operating results and cash flows as well as discount rates. In estimating future operating results and cash flows, the Company considers internal budgets and strategic plans, expected long term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company's judgments, or if changes in assumed discount rates are made, an impairment charge may be necessary to reduce the carrying value of intangible assets, which charge could be material to the Company's operations.

Valuation of stock options and warrants and barter transactions -- For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert.

Barter transactions represent the exchange of commercial announcements for merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See Section on "Forward-Looking Statements and Factors Affecting Forward-Looking Statements" on page 18), which would require the Company to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions.

Recent Accounting Pronouncements Affecting Future Results

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the second quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS

123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures in Note 1, "Significant Accounting Policies," on page F-8 under "Stock-Based Compensation" provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123R. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

In October 2004, the American Jobs Creation Act of 2004 (the "AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004." FSP 109-1 treats the deduction as a "special deduction" as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This aspect of the AJCA legislation will not have an impact on the Company's results of operations and financial position as the Company does not have foreign operations.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets--an Amendment of APB No. 29" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's Consolidated Financial Statements.

Forward-Looking Statements and Factors Affecting Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are based on management's views and assumptions at the time the statements are made, however no assurances can be given that management's expectations will come to pass. The forward-looking statements included in this document, including those related to our revenue, operating costs, general and administrative costs, interest expense and capital expenditure trend for 2005, are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

     -- The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major groups, including Infinity and Clear Channel Communications ("Clear Channel"), have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company's competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company's ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers. In addition, a major station group has recently announced plans to reduce overall amounts of commercial inventory broadcast on their radio stations. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements.

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

With respect to the borrowings pursuant to the Company's revolving credit facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5,000 for every $2 million of outstanding debt. As of December 31, 2004, the Company had $160,000 outstanding under the new facility.

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

Westwood  One's   consolidated   financial   statements  have  been  audited  by
PricewaterhouseCoopers   LLP,  independent  registered  accountants,   who  have
expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its Charter, is also responsible for retaining the Company's independent accountants. The independent accountants have full and free access to the Audit Committee with and without management's presence. Further, as a result of changes in the listing standards for the New York Stock Exchange and as a result of the Sarbanes-Oxley Act of 2002, members of the Audit Committee will be required to meet stringent independence standards and at least one member must have financial expertise. The majority of our Audit Committee members satisfy the new independence standards and the Audit Committee also has at least one member with financial expertise.

The Consolidated Financial Statements and the related notes and schedules of the Company are indexed on page F-1 of this Report, and attached hereto as pages F-1 through F-18 and by this reference incorporated herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management evaluated the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and concluded that it is effective.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and has expressed unqualified opinions in their report which appears on page F-2.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

     Additionally, the Company has submitted to the NYSE a certification by its Chief Executive Officer that as of June 1, 2004, he is not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.


Item 11. Executive Compensation

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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


Item 14. Principal Accountant Fees and Services

     This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report on Form 10-K

1, 2.Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.   Exhibits

EXHIBIT
NUMBER                            DESCRIPTION

     3.1  Restated  Certificate of Incorporation,  as filed on October 25, 2002.
          (14)
     3.2  Bylaws of Registrant as currently in effect. (6)
     4.1 Note Purchase Agreement, dated December 3, 2002, between Registrant and the Purchasers. (15)
    *10.1 Employment  Agreement,  dated April 29, 1998,  between  Registrant and
          Norman J. Pattiz. (8)
    *10.2 Amendment to Employment  Agreement,  dated  October 27, 2003,  between
          Registrant and Norman J. Pattiz. (16)
     10.3 Form of Indemnification Agreement between Registrant and its Directors and Executive Officers. (1)
     10.4 Credit Agreement, dated March 2, 2004, between Registrant and The Lenders and JPMorgan Chase Bank as Administrative Agent. (16)
     10.5 Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
     10.6 Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated of June 1, 1999 (9)
     10.7 Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
     10.8 Management Agreement, dated as of March 30, 1999, and amended on April 15, 2002 between Registrant and Infinity Broadcasting Corporation. (9)
          (13)
     10.9 Representation Agreement, dated as of March 31, 1997, between Registrant and CBS, Inc. (7) (13)
   *10.10 Westwood One Amended 1999 Stock Incentive Plan. (9)
   *10.11 Westwood One, Inc. 1989 Stock Incentive Plan. (3)
   *10.12 Amendments  to the Westwood  One,  Inc.  Amended 1989 Stock  Incentive
          Plan. (4) (5)
    10.13 Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
    10.14 Form of Stock Option Agreement under Registrant's 1999 Stock Incentive Plan. (17)
   *10.15 Employment Agreement,  effective January 1, 2004, between Registrant and Andrew Zaref.
   *10.16 Employment Agreement,  effective May 1, 2004, between Registrant and
          Peter Kosann.
   *10.17 Employment  Agreement, dated  June 1,  1999,  as  amended  between
          Registrant and Charles I. Bortnick.
    21.   List of Subsidiaries. (16)
    22.   Consent of Independent Registerd Public Accounting Firm.
    31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*********************************
*Indicates a management contract or compensatory plan

(1) Filed as part of Registrant's September 25, 1986 proxy statement and incorporated herein by reference.
(2) Filed an exhibit to Registrant's current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(3) Filed as part of Registrant's March 27, 1992 proxy statement and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's July 20, 1994 proxy statement and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's May 17, 1996 proxy statement and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's August 24, 1999 proxy statement and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's current report on Form
     8-K dated October 1, 1999 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's April 29, 2002 proxy statement and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WESTWOOD ONE, INC.

Date:  March 15, 2005                              By  /S/ ANDREW ZAREF
                                                   ------------------
                                                   Andrew Zaref
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                         Title                           Date


 /S/ SHANE COPPOLA         Director, President and               March 15, 2005
------------------         Chief Executive Officer
Shane Coppola              (Principal Executive Officer)

 /S/ ANDREW ZAREF          Chief Financial Officer               March 15, 2005
-----------------          (Principal Financial Officer and
Andrew Zaref               Chief Accounting Officer)

/S/ NORMAN J. PATTIZ       Chairman of the Board of              March 15, 2005
--------------------       Directors
Norman J. Pattiz

/S/ DAVID L. DENNIS        Director                              March 15, 2005
-------------------
David L. Dennis

/S/  GERALD GREENBERG      Director                              March 15, 2005
---------------------
Gerald Greenberg

/S/ ROBERT K. HERDMAN      Director                              March 15, 2005
---------------------
Robert K. Herdman

/S/  JOEL HOLLANDER        Director                              March 15, 2005
-------------------
Joel Hollander

/S/  DENNIS HOLT           Director                              March 15, 2005
----------------
Dennis Holt

/S/  MARIA D. HUMMER       Director                              March 15, 2005
--------------------
Maria D. Hummer

/S/  STEVEN A. LERMAN      Director                              March 15, 2005
---------------------
Steven A. Lerman

/S/ GEORGE MILES           Director                              March 15, 2005
----------------
George Miles

/S/  LESLIE MOONVES        Director                              March 15, 2005
-------------------
Leslie Moonves

/S/  JOSEPH B. SMITH       Director                              March 15, 2005
--------------------
Joseph B. Smith

/S/ FARID SULEMAN          Director                              March 15, 2005
-----------------
Farid Suleman

WESTWOOD ONE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



1. Consolidated Financial Statements                                             Page
                                                                                 ----

   --Report of Independent Registered Public Accounting Firm                      F-2

   --Consolidated Balance Sheets at December 31, 2004
     and 2003                                                                     F-3

   --Consolidated Statements of Operations for the years
     ended December 31, 2004, 2003 and 2002                                       F-4

   --Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2004, and 2003                              F-5

   --Consolidated Statements of Cash Flows for the years
     ended December 31, 2004, 2003 and 2002                                       F-6

   --Notes to Consolidated Financial Statements                                   F-7 - F-18




2. Financial Statement Schedule:

   II. -Valuation and Qualifying Accounts                                         F-18

All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westwood One, Inc.:

We have completed an integrated audit of Westwood One, Inc.'s ("Westwood" or "the Company") 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New York, NY                                /S/ PRICEWATERHOUSECOOPERS LLP
March 15, 2005                              ------------------------------
                                            PricewaterhouseCoopers LLP

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    December 31,         December 31,
                                                                       2004                 2003
                                                                       ----                 ----
             ASSETS
             ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 10,932              $ 8,665
  Accounts receivable, net of allowance for doubtful accounts
     of $2,566 (2004) and $4,334 (2003)                                142,014              135,720
  Prepaid and other assets                                              21,400               21,110
                                                                   -----------          -----------
        Total Current Assets                                           174,346              165,495
PROPERTY AND EQUIPMENT, NET                                             47,397               50,562
GOODWILL                                                               981,969              990,472
INTANGIBLE ASSETS, NET                                                   6,176                7,626
OTHER ASSETS                                                            36,391               47,879
                                                                   -----------          -----------
          TOTAL ASSETS                                             $ 1,246,279          $ 1,262,034
                                                                   ===========          ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                      13,135               13,136
  Amounts payable to related parties                                    20,274               18,680
  Deferred revenues                                                     14,258               12,215
  Income taxes payable                                                   5,211                7,949
  Accrued expenses and other liabilities                                28,463               32,082
                                                                   -----------          -----------
        Total Current Liabilities                                       81,341               84,062
LONG-TERM DEBT                                                         359,439              300,366
DEFERRED INCOME TAXES                                                   12,541               32,713
OTHER LIABILITIES                                                        8,465                8,943
                                                                   -----------          -----------
          TOTAL LIABILITIES                                            461,786              426,084
                                                                   -----------          -----------
COMMITMENT AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock: authorized 10,000,000 shares, none outstanding         -                    -
  Common stock, $.01 par value: authorized,  254,832,450 shares;
    issued and outstanding, 94,353,675 (2004) and 99,056,659 (2003)        944                  991
  Class B stock, $.01 par value: authorized,  3,000,000 shares:
    issued and outstanding, 291,796 (2004) and 703,466 (2003)                3                    7
  Additional paid-in capital                                           369,036              517,132
  Accumulated earnings                                                 414,510              319,020
                                                                   -----------         ------------
                                                                       784,493              837,150
  Less treasury stock, at cost;  0 (2004) and 35,000 (2003) shares        -                  (1,200)
                                                                   -----------         ------------
          TOTAL SHAREHOLDERS' EQUITY                                   784,493              835,950
                                                                   -----------         ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,246,279          $ 1,262,034
                                                                   ===========          ===========

          See accompanying notes to consolidated financial statements.
                                      F - 3

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                 2004           2003           2002
                                                                 ----           ----           ----
REVENUES                                                      $ 562,246      $ 539,226      $ 550,751
                                                              ---------      ---------      ---------
Operating Costs (includes related party expenses
  of $84,338, $80,659, and $77,566, respectively)               369,634        350,582        352,385
Depreciation and Amortization (includes related
  party warrant amortization of $7,618, $1,352 and
  $1,352, respectively)                                          18,429         11,513         11,464
Corporate General and Administrative Expenses
  (includes related party expenses of $2,959, $2,793
  and $5,012 respectively)                                        8,606          7,106          8,005
                                                              ---------      ---------      ---------
                                                                396,669        369,201        371,854
                                                              ---------      ---------      ---------
OPERATING INCOME                                                165,577        170,025        178,897
Interest Expense                                                 11,911         10,132          6,955
Other (Income) Expense                                             (948)           (52)          (110)
                                                              ---------      ---------      ---------
INCOME BEFORE TAXES                                             154,614        159,945        172,052
INCOME TAXES                                                     59,124         59,906         62,937
                                                              ---------      ---------      ---------
NET INCOME                                                     $ 95,490      $ 100,039      $ 109,115
                                                              =========      =========      =========
INCOME PER SHARE:
   Basic                                                         $ 0.98         $ 0.99         $ 1.03
   Diluted                                                       $ 0.97         $ 0.97         $ 1.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                         97,117        101,243        105,992
   Diluted                                                       98,454        103,625        109,101



          See accompanying notes to consolidated financial statements.
                                      F - 4

                                WESTWOOD ONE, INC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                       Common Stock       Class B Stock     Additional                 Treasury Stock     Total
                                     ---------------     ---------------      Paid-in     Retained     --------------  Shareholders'
                                     Shares    Amount    Shares    Amount     Capital     Earnings    Shares   Amount     Equity
                                     ----------------    ------    ------    --------     --------    ------   ------     ------
BALANCE AT DECEMBER 31, 2002         103,989  $ 1,040     704      $ 7     $ 684,311    $ 218,981      (35)  $ (1,299)   $ 903,040
 Net income for 2003                    -         -        -         -          -         100,039       -         -        100,039

 Issuance of common stock under
   stock option plans                    602        6      -         -        13,277         -          -         -         13,283
 Purchase of treasury stock             -         -        -         -          -            -      (5,534)  (180,412)    (180,412)
 Retirement of treasury stock         (5,534)     (55)     -         -      (180,456)        -       5,534    180,511          -
                                      ------    -----     ---      ---     ---------    ---------   ------   --------     --------

BALANCE AT DECEMBER 31, 2003          99,057    $ 991     704      $ 7     $ 517,132    $ 319,020      (35)  $ (1,200)   $ 835,950
 Net income for 2004                    -         -        -         -          -          95,490       -         -         95,490
 Issuance of common stock under
   stock option plans                  3,788       38    (412)      (4)       69,522         -          -         -         69,556
 Purchase of treasury stock             -         -        -         -          -            -      (8,456)  (216,503)    (216,503)
 Retirement of treasury stock         (8,491)     (85)     -         -      (217,618)        -       8,491    217,703          -
                                     -------   ------    ----    -----     ---------    ---------   ------    -------    ---------


BALANCE AT DECEMBER 31, 2004          94,354    $ 944     292      $ 3     $ 369,036    $ 414,510       -       $ -      $ 784,493
                                     =======   =======   ====    =====     =========    =========   =======   ========   =========



          See accompanying notes to consolidated financial statements.
                                      F - 5

                         WESTWOOD ONE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                                       December 31,
                                                                         ---------------------------------------

                                                                           2004           2003           2002
                                                                           ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                              $ 95,490      $ 100,039      $ 109,115
  Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                    18,429         11,513         11,464
           Deferred taxes                                                      642          5,331          6,355
           Non-cash stock compensation                                         391              -              -
           Amortization of deferred financing costs                            709            635            562
                                                                          --------      ---------      ---------
                                                                           115,661        117,518        127,496
        Changes in assets and liabilities:
           Accounts receivable                                              (7,082)        (4,044)        (7,943)
           Prepaid and other assets                                          1,929         (1,186)          (839)
           Deferred revenue                                                  2,043           (525)          (968)
           Income taxes payable                                             17,324          2,822         45,098
           Accounts payable and accrued expenses
             and other liabilities                                          (3,495)        (8,348)        (5,958)
           Amounts payable to related parties                                1,594          1,633         (9,268)
                                                                           -------      ---------      ---------
             Net Cash Provided By Operating Activities                     127,974        107,870        147,618
                                                                           -------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
           Capital expenditures                                             (5,920)        (4,370)        (4,252)
           Acquisition of companies and other                                    6           (602)          (808)
                                                                           -------      ---------      ---------
             Net Cash Used in Investing Activities                          (5,914)        (4,972)        (5,060)
                                                                           -------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
           Issuance of common stock                                         38,595          9,372         30,186
           Borrowings under bank and other long-term obligations           195,000         70,000        200,000
           Debt repayments and payments of capital lease obligations      (135,602)          (564)      (129,883)
           Repurchase of common stock                                     (216,503)      (180,412)      (188,337)
           Repurchase of warrants from related party                             -              -        (51,070)
           Deferred financing costs                                         (1,283)             -           (592)
                                                                          --------      ---------      ---------
             Net Cash Used in Financing Activities                        (119,793)      (101,604)      (139,696)
                                                                          --------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,267          1,294          2,862

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             8,665          7,371          4,509
                                                                          --------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 10,932        $ 8,665        $ 7,371
                                                                          ========      =========      =========



          See accompanying notes to consolidated financial statements.
                                      F - 6

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

Revenue Recognition
Revenue is recognized when earned which is at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.

Barter transactions represent the exchange of commercial announcements for merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $22,083, $22,441 and $19,595 has been recognized for the years ended December 31, 2004, 2003 and 2002, respectively and barter expenses of $20,808, $20,885 and $18,886 have been recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.

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

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

      Buildings and improvements                   40 years
      Recording, broadcasting and studio equipment 5 - 10 years
      Furniture, and equipment and other           3 - 10 years

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

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with SFAS 142, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the fair value of the reporting unit is compared to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets is less than their carrying value, determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that there was no impairment of goodwill or intangible assets as a result of completing impairment reviews.

Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon the Company's historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, the Company amortizes the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations.

No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than the fair market value on the date of grant, except for a non-cash stock compensation charge recorded of $391,000 in connection with the modification of the terms of previously granted stock options coinciding with the change in status of an employee to an independent contractor. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


                                                          2004         2003         2002
                                                          ----         ----         ----
    Net Income as Reported                               $95,490     $100,039     $109,115
    Deduct:  Total stock based
     compensation expense determined under fair-
     value based method,  net of tax                       9,588        8,809        8,444
                                                         -------     --------     --------
    Pro Forma Net Income                                 $85,902      $91,230     $100,671
                                                         =======      =======     ========
    Net Income Per Share:
     Basic - As Reported                                    $.98         $.99        $1.03
                                                            ====         ====        =====
     Basic - Pro Forma                                      $.88         $.90         $.95
                                                            ====         ====         ====

     Diluted - As Reported                                  $.97         $.97        $1.00
                                                            ====         ====        =====
     Diluted - Pro Forma                                    $.87         $.88         $.92
                                                            ====         ====         ====

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

                         2004            2003                2002
                         ----            ----                ----
      Options         1,337,000        2,382,000           2,967,000
      Warrants            -                -                 142,000

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the years presented:

                         2004            2003                 2002
                         ----            ----                 ----
      Options         3,779,700        1,904,382              390,000

The per share exercise prices of the options excluded were $26.96-$38.34 in 2004, $32.90-38.34 in 2003, and $37.00-$38.34 in 2002. Also excluded from the weighted average share computation were 4,500,000 warrants issued in May 2002 in conjunction with extending the terms of the Company's management agreement with a related party. See Note 2 for a further discussion of the warrant terms.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the second quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures in Note 1, "Significant Accounting Policies," on page F-8 under "Stock-Based Compensation" provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123R. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

In October 2004, the American Jobs Creation Act of 2004 (the "AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004." FSP 109-1 treats the deduction as a "special deduction" as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This aspect of the AJCA legislation will not have an impact on the Company's results of operations and financial position as the Company does not have foreign operations.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets--an Amendment of APB No. 29" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's Consolidated Financial Statements.

Reclassification
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - Related Party Transactions:

In return for receiving services under the Management Agreement, the Company compensates Infinity via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the year ended December 31, 2004, 2003 and 2002, Infinity earned cash compensation of $2,959, $2,793 and $5,012, respectively, pursuant to this Management Agreement.

In addition to the base fee and incentive compensation described above, the Company granted to Infinity two fully vested and non-forfeitable warrants to purchase 4,000,000 shares of the Company's Common Stock in the aggregate (comprised of one warrant to purchase 2,000,000 shares at an exercise price of $10.00 per share and another warrant to purchase 2,000,000 shares at an exercise price of $12.50 per share) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company's Common Stock reached certain market prices, which have subsequently been achieved. In 2002 Infinity sold its $12.50 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $51,070. In 2001, Infinity sold its $10.00 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $41,350. The repurchase of the Infinity warrants for cash consideration has been reflected as a reduction to Additional Paid in Capital during 2002 and 2001.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

On May 29, 2002, the Company's shareholders ratified an extension of the Management Agreement for an additional five-year term which commences April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate Infinity via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to Infinity seven fully vested and non-forfeitable warrants to purchase 4,500,000 shares of the Company's Common Stock in the aggregate (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant) to purchase Company Common Stock. Of the seven warrants issued, the two one million share warrants have an exercise price of $43.11 and $48.36, respectively, and become exercisable if the average price of the Company's Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants.

The exercise prices for the five remaining warrants is equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each have a term of 10 years, commencing on the date they become exercisable, and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies that the average price of the Company's Common Stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company's average stock price for the 15 trading days prior to January 2, 2005 must equal or exceed $40.56 for the warrants to become exercisable. The Company's stock price did not equal or exceed $40.56 for the 15 trading days prior to January 2, 2005 and therefore, the warrants did not become exercisable.

In connection with the May 2002 issuance of warrants to Infinity for management services to be provided to the Company in the future, the Company originally reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to additional paid in capital in the accompanying balance sheet. At December 31, 2003, the unamortized value of the May 2002 warrants was $48,350, of which $7,200 was included as a component of Prepaid and Other current assets and $41,330 was included as a component of Other Assets in the accompanying consolidated balance sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), the Company commenced amortizing the cost of the warrants issued ratably over the five-year service period. At December 31, 2004, the unamortized value of the May 2002 warrants was $41,250, of which $9,706 was included as a component of Prepaid and Other assets and $31,544 was included as a component of Other Assets in the accompanying consolidated balance sheet.

In addition to the Management Agreement described above, the Company also enters into other transactions with Infinity in the normal course of business. Such arrangements include a Representation Agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of Infinity - the "Representation Agreement") to operate the CBS Radio Networks, affiliation agreements with many of Infinity's radio stations and the purchase of programming rights from Infinity and affiliates of Infinity. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company's shareholders, between the Company and Infinity or its affiliates must be on a basis that is at least as favorable to the Company as if the transactions were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and Infinity or any of its affiliates must be approved by the Company's Board of Directors.

The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the following years:

   Nature
   ------
                                          2004           2003              2002
                                          ----           ----              ----

   Representation Agreement             $25,093        $24,575           $23,309
   Programming and Affiliations          59,245         56,084            54,257
   Management Agreement
    (excluding warrant amortization)      2,959          2,793             5,012

   Warrant Amortization                   7,618          1,352             1,352
                                         ------         ------            ------
                                        $94,915        $84,804           $83,930
                                        =======        =======           =======

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management

Agreement (excluding warrant amortization) and amortization of the warrants granted to Infinity under the Management Agreement are included as a component of Corporate General and Administrative expenses and Depreciation and Amortization, respectively, in the accompanying Consolidated Statement of Operations.

NOTE 3 - Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:


                                                                         December 31,
                                                                         ------------
                                                                     2004            2003
                                                                     ----            ----
    Land, buildings and improvements.....................          $14,208         $14,088
    Recording, broadcasting and studio equipment.........           68,405          64,234
    Furniture and equipment and other....................           12,105          15,567
                                                                   -------          ------
                                                                    94,718          93,889
    Less:  Accumulated depreciation and amortization.....           47,321          43,327
                                                                   -------          ------
            Property and equipment, net..................          $47,397         $50,562
                                                                   =======         =======

Depreciation expense was $9,085 in 2004, $7,898 in 2003, and $7,711 in 2002. The Company has entered into one capital lease totaling $6,723. Accumulated amortization related to for the capital lease was $2,241 and $1,569 as of December 31, 2004 and 2003, respectively.

NOTE 4 - Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 follows:

                                                                  2004             2003
                                                                  ----             ----

    Balance at January 1,                                       $990,472          $990,192
    Goodwill acquired during the period                             -                  280

    Pre-acquisition contingencies related to income taxes
      and other                                                   (8,503)              -
                                                                --------          --------

                                                                $981,969          $990,472
                                                                =========         ========

At December 31, 2004, the gross value of the Company's amortizable intangible assets was approximately $28,780 with accumulated amortization of approximately $22,603. As of December 31, 2003, the gross value of the Company's amortizable intangible assets was approximately $28,780 with accumulated amortization of approximately $21,154. Amortization expense was $1,449, $2,263 and $2,401, for the year ended December 31, 2004, 2003 and 2002, respectively. The Company's estimated aggregate amortization expense for intangibles for fiscal year 2005, 2006, 2007, 2008 and 2009 are $1,169, $783, $783, $783 and $783, respectively.

NOTE 5 - Debt:

Long-term debt consists of the following at:

                                                                     December 31,
                                                               ----------------------
                                                                  2004          2003
                                                                  ----          ----
     Revolving Credit Facility/Term Loan........               $160,000      $100,000
     4.64% Senior Unsecured Notes
      due on November 30, 2009..................                 50,000        50,000
     5.26% Senior Unsecured Notes
      due on November 30, 2012..................                150,000       150,000
     Fair market value of Swap..................                   (561)          366
                                                               --------      --------
                                                               $359,439      $300,366
                                                               ========      ========

On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new
facility is  comprised  of a five-year  $120,000  term and a five-year  $180,000

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

revolving credit facility (collectively the "New Facility"). In connection with the closing of the facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the existing Facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness capital expenditures and interest coverage and leverage ratios.

At December 31, 2004, the Company had available borrowings under the New Facility of $140,000. As of December 31, 2004, the applicable margin was LIBOR plus .625%. Additionally, at December 31, 2004, the Company had borrowed $160,000 under the New Facility at a weighted-average interest rate of 2.2% (including the applicable margin). As of December 31, 2003, the Company had borrowed $100,000 under the previous revolving credit facility at a weighted-average interest rate of 1.8% (including applicable margin).

On December 3, 2002, the Company issued, through a private placement, $150,000 of ten-year Senior Unsecured Notes due November 30, 2012 and $ 50,000 of seven-year Senior Unsecured Notes due November 30, 2009 (collectively the "Notes"). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to indebtedness and interest coverage ratios that are identical to those contained in the Company's New Facility. The Notes may be prepaid at the option of the Company upon providing proper notice and by paying principal, interest and an early payment penalty.

The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company's debt agreements as in effect at December 31, 2004, are as follows (excludes market value adjustments):

         Year
         ----
         2005......................      $   -
         2006......................          -
         2007......................          -
         2008......................          -
         2009......................       210,000
         2010 and thereafter.....         150,000
                                         --------
                                         $360,000

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

At December 31, 2004, the Company had the following interest rate swaps:

                                                                      Interest Rate
                                                                 ----------------------
Maturity Dates                  Notional Principal Amount        Paid (1)       Received       Variable Rate Index
--------------                  -------------------------        --------       --------       -------------------
November 2009                            $25,000                   2.4%          3.907%           3 Month LIBOR
November 2012                            $25,000                   2.4%          4.410%           3 Month LIBOR
November 2012                            $50,000                   2.4%          4.535%           3 Month LIBOR

(1) The interest rate paid at December 31, 2003 was 1.173%.

The estimated fair value of the Company's interest rate swaps at December 31, 2004 and 2003 were ($561) and $366, respectively.

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

                                                 December 31, 2004                 December 31, 2003
                                                 -----------------                 -----------------
                                               Carrying        Fair               Carrying      Fair
                                                Amount        Value                Amount      Value
                                                ------        -----                ------      -----
Borrowings (Short and Long Term)              $ 360,000    $ 358,878             $ 300,000    $300,732
Risk management contracts:
  Interest rate swaps                              (561)        (561)                  366         366

Credit Concentrations
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.

The Company's receivables do not represent a significant concentration of credit risk at December 31, 2004, due to the wide variety of customers and markets in which the Company operates.

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

During 2002, Infinity sold their $12.50 warrants to the Company for cash consideration of $51,070. The purchase of the warrants resulted in a reduction to additional paid in capital equal to the amount of cash consideration paid. The aforementioned warrants were granted to Infinity in connection with the extension of the Management Agreement in March 1999 (see Note 2).

The Company's Board of Directors has approved plans to purchase shares of the Company's Common Stock to enhance shareholder value. The Company purchased 8,456,000 shares in 2004 for approximately $216,503, 5,534,000 shares in 2003 for approximately $180,412, and 5,414,000 shares in 2002 for approximately $188,337.

On September 27, 2004 a shareholder converted 411,670 shares of Class B Stock into an equal number of shares of Common Stock.

NOTE 8 - Stock Options:

The Company established stock option plans in 1989 and 1999 (collectively "the Plan") which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. This plan expired, but certain previous grants remain outstanding at December 31, 2004. On September 22, 1999, the stockholders ratified the Company's 1999 stock incentive plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

The weighted average fair value of the options granted in 2004, 2003 and 2002 is estimated at $6.77, $10.09 and $11.46, respectively, measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                       2004    2003    2002
                                                       ----    ----    ----
        Risk Free Interest Rate...............          3.5%    3.3%    3.4%
        Expected  Life (In  Years)............          5       5       5
        Expected Volatility...................         28.3%   29.6%   29.0%
        Expected Dividend Yield...............           -       -       -

Information concerning options outstanding under the Plan is as follows for:

                                                       2004                            2003                 2002
                                                       ----                            ----                 ----

                                                                Weighted                   Weighted                   Weighted
                                                                 Average                    Average                   Average
                                                                Exercise                   Exercise                   Exercise
                                               Shares            Price         Shares        Price        Shares       Price
                                               ------            -----         ------        -----        ------       -----
Outstanding at beginning
  of period...........................       10,319,549          $21.27       9,442,330       $19.40    11,089,934     $16.01
Granted during the period.............        1,472,000          $21.38       1,568,500       $31.32     1,272,500     $35.79
Exercised during the period...........       (3,376,786)         $11.43        (602,381)      $15.56    (2,505,674)    $12.21
Forfeited during the period...........         (418,745)         $31.19         (88,900)      $36.79      (414,430)    $23.43
                                             ----------                       ---------                 ----------
Outstanding at end of period..........        7,996,018          $24.90      10,319,549       $21.27     9,442,330     $19.40
                                             ==========                      ==========                 =========-
Available for stock option issuance
  at end of period....................          600,345                       1,653,600                  3,133,200
                                             ==========                       =========                 ==========

At December 31, 2004, options to purchase 4,089,918 shares of Common Stock were currently exercisable at a weighted average exercise price of $22.57.

The following table contains additional information with respect to options at December 31, 2004:

                                                                                                      Remaining
                                                                                      Weighted        Weighted
                                                                                       Average         Average
                                                                        Number of     Exercise       Contractual
                                                                         Options        Price      Life (In Years)
                                                                         -------        -----      --------------
Options Outstanding at Exercise Price Ranges of:
    $5.34-$19.29......................................                 1,497,658       $11.89             3.2
    $20.25-26.96......................................                 2,818,660       $21.31             7.8
    $30.19-$38.34.....................................                 3,679,700       $32.94             7.3
                                                                       ---------
                                                                       7,996,018       $24.90             6.7
                                                                       =========

NOTE 9 - Income Taxes:

The components of the provision for income taxes follows:

                                                         Year Ended December 31,
                                                  ------------------------------------
        Current                                     2004         2003             2002
                                                    ----         ----             ----
         Federal.........................         $51,205       $49,138         $52,982
         State...........................           7,277         5,437           3,600
                                                  -------       -------         -------
                                                   58,482        54,575          56,582
                                                  -------       -------         -------
        Deferred
         Federal.........................             483         4,842           5,705
         State...........................             159           489             650
                                                  -------       -------         -------
                                                      642         5,331           6,355
                                                  -------       -------         -------
        Income Tax.......................         $59,124       $59,906         $62,937
                                                  =======       =======         =======

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company's balance sheet and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities follow:

                                                                December 31,
                                                         ----------------------
                                                          2004           2003
                                                          ----           ----
 Deferred tax liabilities:
  Goodwill, intangibles and other............            $9,174         $28,566
  Property and equipment.....................             7,758           4,783
  Other......................................               188             126
                                                        -------         -------
     Total deferred tax liabilities..........            17,120          33,475
                                                        -------         -------
 Deferred tax assets:
     Allowance for doubtful accounts.........               978           1,394
     Deferred Compensation...................             4,060           1,013
     Accrued expenses and other..............               519               0
                                                        -------         -------
     Total deferred tax assets...............             5,557           2,407
                                                        -------         -------
 Net deferred tax liabilities................            11,563          31,068
                                                        -------         -------
 Net deferred tax asset - current............               978           1,645
                                                        -------         -------
 Net deferred tax liability - long-term......           $12,541         $32,713
                                                        =======         =======

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                  2004     2003      2002
                                                  ----     ----      ----

         Federal statutory rate...............   35.0%    35.0%     35.0%
         State taxes net of federal benefit...    3.2      2.5       1.6
                                                 ----     ----      ----

         Effective tax rate...................   38.2%    37.5%     36.6%
                                                 =====    =====     =====

In 2004, 2003 and 2002, $18,182, $3,911 and $39,245 respectively,  of income tax benefits attributable to employee stock and warrant transactions were allocated to shareholders' equity.

NOTE 10 - Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with Infinity. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2004 and thereafter, are set forth below:

                                  Leases
                       -------------------------------
Year                   Capital               Operating             Other                       Total
----                   -------               ---------             -----                       -----
2005...........         $960                   $7,039              $61,534                   $ 69,533
2006...........          960                    6,724               58,772                     66,456
2007...........          960                    5,911               47,618                     54,489
2008...........          960                    5,158               44,746                     50,864
2009...........          960                    5,229               14,649                     20,838
Thereafter.....        1,600                    6,404               14,001                     22,005
                       -----                    -----               ------                     ------
                      $6,400                  $36,465             $241,320                   $284,185
                      ======                  =======             ========                   ========

The present value of net minimum payments under capital leases was $5,182 at December 31, 2004.

Rent expense charged to operations for 2004, 2003, and 2002 was $8,485, $8,597 and $9,193, respectively.

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


Included in Other in the table above is $162,955 of commitments due to Viacom and its affiliates pursuant to various agreements as described in Note 2.

NOTE 11 - Supplemental Cash Flow and Other Information:

Supplemental information on cash flows, is summarized as follows:

                                                   Year Ended December 31,
                                              -------------------------------
                                                2004        2003         2002
                                                ----        ----         ----
Cash paid for:
   Interest.............................      $13,564     $12,047      $5,687
   Income taxes.........................       41,158      51,755       8,561

The Company had certain cash investing and financing activities. During 2002, the Company issued warrants to purchase up to 4,500,000 shares of its Common Stock to Infinity with a value of $48,530.

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

NOTE 12 - Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2004 and 2003.

(In thousands, except per share data)

                                                          First      Second         Third      Fourth       For the
                                                         Quarter     Quarter       Quarter     Quarter       Year
                                                         -------     -------       -------     -------      -------
     2004
     ----
  Net revenues...................................        $129,608    $139,585     $141,422    $151,632      $562,246
  Operating income...............................          30,988      43,062       40,419      51,108       165,577
  Net income  ...................................          17,547      25,106       23,236      29,601        95,490
  Net income per share:
       Basic ....................................            $.18        $.26         $.24        $.31          $.98
       Diluted ..................................            $.18        $.26         $.24        $.31          $.97

     2003
     ----
  Net revenues...................................        $125,795    $132,675     $134,680    $146,076      $539,226
  Operating income...............................          29,219      41,664       46,782      52,360       170,025
  Net income  ...................................          16,914      24,336       27,710      31,079       100,039
  Net income  per share:
       Basic ....................................            $.16        $.24         $.28        $.31          $.99
       Diluted ..................................            $.16        $.23         $.27        $.31          $.97

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------

Allowance for Doubtful Accounts

                                           Additions                       Deductions
                              -------------------------------------     ----------------
               Balance at                                                                        Balance at
              Beginning of    Charged to Costs        Charged to          Write-offs and           End of
                 Period         And Expenses        Other Accounts      Other Adjustments          Period
              ------------    ----------------      --------------      -----------------        ----------

2004             $4,334             $874                  -                  ($2,642)              $2,566

2003             11,757            3,624                  -                  (11,047)               4,334

2002              9,282            6,379                  -                   (3,904)              11,757