Form 10-Q
period 2005-03-31
WESTWOOD ONE INC /DE/
filed 2005-05-10
CIK 771950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Number of shares of Stock Outstanding at April 29, 2005 (excluding treasury shares):

         Common Stock, par value $.01 per share - 92,333,315 shares Class B Stock, par value $.01 per share - 291,796 shares

                               WESTWOOD ONE, INC.
                               -----------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets                               3

                  Consolidated Statements of Operations                     4

                  Consolidated Statements of Cash Flows                     5

                  Notes to Consolidated Financial Statements                6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of

                  Operations                                                9


  Item 3.         Qualitative and Quantitative Disclosures

                  About Market Risk                                         16

  Item 4.         Controls and Procedures                                   16


PART II. OTHER INFORMATION

  Item 2.         Use of Proceeds and Issuer Purchases
                  of Equity Securities                                      17

  Item 6.         Exhibits and Reports on Form 8K                           17

                  SIGNATURES                                                18

                  CERTIFICATIONS                                            19

Item 1 - Financial Statements

                               WESTWOOD ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     March 31,            December 31,
                                                                                       2005                  2004

                                                                                              (Unaudited)

           ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                                  $     4,679           $    10,932
       Accounts receivable, net of allowance for doubtful accounts
          of $3,231 (2005) and $2,556 (2004)                                          123,051               142,014
       Prepaid and other assets                                                        19,057                21,400
                                                                                     --------           -----------
            Total Current Assets                                                      146,787               174,346
     PROPERTY AND EQUIPMENT, NET                                                       45,800                47,397
     GOODWILL                                                                         982,219               981,969
     INTANGIBLE ASSETS, NET                                                             5,884                 6,176
     OTHER ASSETS                                                                      36,020                36,391
                                                                                     --------           -----------
              TOTAL ASSETS                                                        $ 1,216,710           $ 1,246,279
                                                                                  ===========           ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Accounts payable                                                                17,336                13,135
       Amounts payable to related parties                                              23,763                20,274
       Deferred revenue                                                                10,697                14,258
       Income taxes payable                                                            13,463                 5,211
       Accrued expenses and other liabilities                                          32,052                28,463
                                                                                  -----------           -----------
            Total Current Liabilities                                                  97,311                81,341
     LONG-TERM DEBT                                                                   346,500               359,439
     DEFERRED INCOME TAXES                                                             12,694                12,541
     OTHER LIABILITIES                                                                  8,290                 8,465
                                                                                  -----------           -----------
              TOTAL LIABILITIES                                                       464,795               461,786
                                                                                  -----------           -----------
     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY
       Preferred stock: authorized 10,000,000 shares, none outstanding                   -                     -
       Common stock, $.01 par value: authorized,  252,751,250 shares;
         issued and outstanding, 92,283,315 (2005) and 94,353,675 (2004)                  923                   944
       Class B stock, $.01 par value: authorized,  3,000,000 shares:
         issued and outstanding, 291,796 (2005 and 2004)                                    3                     3
       Additional paid-in capital                                                     321,706               369,036
       Accumulated earnings                                                           430,300               414,510
                                                                                  -----------           -----------
                                                                                      752,932               784,493

       Less treasury stock, at cost;  50,000 (2005) and 0 (2004) shares                (1,017)                    -
                                                                                  -----------           -----------
              TOTAL SHAREHOLDERS' EQUITY                                              751,915               784,493
                                                                                  -----------           -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,216,710           $ 1,246,279
                                                                                  ===========           ===========


          See accompanying notes to consolidated financial statements

                               WESTWOOD ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                  March 31,

                                                                             2005            2004
                                                                                 (Unaudited)

     NET REVENUES                                                          $ 134,082      $ 129,608
                                                                           ---------      ---------
     Operating Costs (include related party expenses
        of $21,415 and $22,515, respectively)                                 97,026         93,496

     Depreciation and Amortization (includes related party
        warrant amortization of $2,427 and $338, respectively                  5,256          3,154

     Corporate General and Administrative Expenses
        (includes related party expenses of $759 and $703,
        respectively)                                                          2,584          1,970
                                                                           ---------      ---------
                                                                             104,866         98,620
                                                                           ---------      ---------
     OPERATING INCOME                                                         29,216         30,988
     Interest Expense                                                          3,711          2,917
     Other (Income) Expense                                                      (60)           (40)
                                                                           ---------      ---------
     INCOME BEFORE INCOME TAXES                                               25,565         28,111
     INCOME TAXES                                                              9,776         10,564
                                                                           ---------      ---------
     NET INCOME                                                             $ 15,789       $ 17,547
                                                                           =========      =========
     EARNINGS PER SHARE:
        BASIC                                                                 $ 0.17         $ 0.18
                                                                           =========      =========
        DILUTED                                                               $ 0.17         $ 0.18
                                                                           =========      =========
     WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                                 93,696         98,003
                                                                           =========      =========
        DILUTED                                                               94,331        100,068
                                                                           =========      =========

          See accompanying notes to consolidated financial statements

                             WESTWOOD ONE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                   2005           2004
                                                                                        (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 15,789        $ 17,547
  Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                          5,256           3,154
            Deferred taxes                                                           153           1,000
            Amortization of deferred financing costs                                  84             458
                                                                                --------        --------
                                                                                  21,282          22,159
        Changes in assets and liabilities:
            Accounts receivable                                                   18,963          19,221
            Prepaid and other assets                                               2,086           2,642
            Deferred revenue                                                      (3,561)         (4,646)
            Income taxes payable                                                   8,286           5,784
            Accounts payable and accrued expenses
              and other liabilities                                                6,749           4,764
            Amounts payable to related parties                                     3,489           1,273
                                                                                --------        --------
              Net Cash Provided By Operating Activities                           57,294          51,197
                                                                                --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
            Capital expenditures                                                    (803)           (989)
            Acquisition of companies and other                                      (204)             12
                                                                                --------        --------
              Net Cash Used in Investing Activities                               (1,007)           (977)
                                                                                --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
            Issuance of common stock                                                 193           5,843
            Borrowings under bank and other long-term obligations                 10,000         120,000
            Debt repayments and payments of capital lease obligations            (25,156)       (100,146)
            Repurchase of common stock                                           (47,577)        (63,286)
            Deferred financing costs                                                   -          (1,269)
                                                                                --------       ---------
              Net Cash Used in Financing Activities                              (62,540)        (38,858)
                                                                                --------       ---------
NET DECREASE/INCREASE IN CASH AND CASH EQUIVALENTS                                (6,253)         11,362

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,932           8,665
                                                                                --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 4,679        $ 20,027
                                                                                ========       =========


          See accompanying notes to consolidated financial statements

                               WESTWOOD ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      (In thousands, except per share data)

NOTE 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated balance sheet as of March 31, 2005, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has issued options and warrants which may have a dilutive effect on reported earnings if they were exercised or converted to Common Stock. The following numbers of shares related to options and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

                                            March 31,
                                     ----------------------
                                     2005              2004
                                     ----              ----
             Options                  635              2,065

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's Common Stock for the first quarter of 2005 and 2004:

                                           March 31,
                                   -----------------------
                                   2005               2004
                                   ----               ----
             Options               3,734              2,804

     The per share exercise prices of the options were $26.96-$38.34 in 2005, and $32.25-$38.34 in 2004. Also excluded from the computation of diluted earnings per share were 4,000 warrants issued in May 2002 in conjunction with extending the terms of the Company's management agreement with a related party.

NOTE 3 - Debt:
--------------

     Long-term debt consists of the following at:

                                         March 31, 2005        December 31, 2004
                                         --------------        -----------------
   Revolving Credit Facility/Term Loan      $145,000                $160,000
   4.64% Senior Unsecured Notes               50,000                  50,000
   5.26% Senior Unsecured Notes              150,000                 150,000
   Fair market value of Swap (a)               1,500                     (561)
                                            --------                ---------
                                            $346,500                $359,439
                                            ========                ========

(a) write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.

     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of a five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the "New Facility"). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company's option. The New Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At March 31, 2005, the Company had available borrowings under the New Facility of $155,000.

NOTE 4 - Related Party Transactions:
------------------------------------

     In return for receiving services under a management agreement (the "Management Agreement"), the Company compensates Infinity Broadcasting Corporation ("Infinity"), a wholly-owned subsidiary of Viacom Inc. via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. In addition to the base fee and incentive compensation, the Company also granted Infinity fully vested and non-forfeitable warrants to purchase Company common stock.

     In addition to the Management Agreement, the Company also enters into other transactions with Infinity in the normal course of business. These transactions are more fully described in the Company's Annual Report on Form 10-K.

     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three-month periods ended March 31:

                                                          2005           2004
                                                          ----           ----
     Representation Agreement                           $ 6,256        $ 6,126
     Programming and Affiliations                        15,189         16,389
     Management Agreement (excluding warrant
      amortization)                                         759            703
     Warrant Amortization                                 2,427            338
                                                        -------        -------
                                                        $24,631        $23,556
                                                        =======        =======

NOTE 5 - Stock Options:
-----------------------

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its plans. Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $1,682 ($.02 per basic and diluted share) in the first quarter of 2005 and $2,273 ($.02 per basic and diluted share) in the first quarter of 2004.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2005            2004
                                                      ----            ----
     Net Income as Reported                         $15,789         $17,547
     Deduct:  Total Stock Based
       Employee Compensation Expense,
       Net of Tax                                    (1,682)         (2,273)
                                                     ------          ------
     Pro Forma Net Income                           $14,107         $15,274
                                                    =======         =======


     Net Income Per Share:
       Basic - As Reported                             $.17            $.18
                                                       ====            ====
       Basic - Pro Forma                               $.15            $.16
                                                       ====            ====

       Diluted - As Reported                           $.17            $.18
                                                       ====            ====
       Diluted - Pro Forma                             $.15            $.15
                                                       ====            ====

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123R. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

NOTE 6 - Subsequent Events:
---------------------------

     On April 29, 2005 the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share for every issued and outstanding share of Common Stock and $0.08 per share for every issued and outstanding share of Class B Stock, payable on May 31, 2005 to shareholders of record at the close of business on May 20, 2005. In addition, the Board of Directors authorized an additional $300 million for its existing stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands except for share and per share amounts)

                               EXECUTIVE OVERVIEW

     Westwood One supplies radio and television stations with content, information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation's largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.

     The radio  broadcasting  industry has  experienced a significant  amount of consolidation.  As a result,  certain  major  radio  station  groups,  including
Infinity and Clear Channel Communications, have emerged as leaders in the industry. Westwood One is managed by Infinity under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of Infinity's owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company's operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with Infinity stations.

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

Results of Operations
---------------------

Three Months Ended March 31, 2005 Compared
With Three Months Ended March 31, 2004
--------------------------------------

Revenues

     Revenues presented by type of commercial advertisements are as follows for the three-month periods ending March 31,:

                                      2005                        2004
                               --------------------    ------------------------
                                   $     % of total          $       % of total
                               --------  ----------    ----------    ----------
       Local/Regional           $68,378      51%          $64,651        50%
       National                  65,704      49%           64,957        50%
                                -------     ----       ----------       ----
       Total (1)               $134,082     100%         $129,608       100%
                               ========     ====       ==========       ====

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

     Revenues for the first quarter of 2005 increased $4,474, or 3.5%, to $134,082 compared with $129,608 in the first quarter of 2004. Both local/regional and national revenues increased in the quarter compared with the comparable 2004 period.

     During the first quarter of 2005, revenues aggregated from the sale of local/regional airtime increased approximately 5.8%, or approximately $3,727, and national based revenues increased approximately 1.1%, or $747 compared with the first quarter of 2004.

     In the first quarter of 2005, the increase in our aggregated local/regional based revenues was the result of an increase in demand for our :10 second commercial airtime and the increased demand for information services and data by non-terrestrial radio providers of programming and/or information.

     The increase in our aggregated national based revenues was accomplished primarily through new programming initiatives and expanded distribution of our content to non-terrestrial providers of programming and/or information. Further, the increase in our aggregated national based revenues was primarily in the sports, talk, and music/entertainment categories, partially offset by a reduction in the news category.

     We expect our revenues in 2005 to increase compared with 2004, resulting primarily from an anticipated overall increase in demand for our product offerings due to the implementation of sales strategies to optimize network audience delivery, new programming initiatives, inventory management initiatives, and the development of new distribution alternatives for our content.

Operating Costs

     Operating costs for the three months ended March 31, 2005 and 2004 were as follows:


                                                 2005                        2004
                                                 ----                        ----
                                               $     % of total          $      % of total
                                           -------   ----------      -------    ----------
     Programming,  production and
      distribution  expenses               $72,767       75%         $69,233        74%
     Selling expenses                       14,051       14%          13,523        15%
     Other operating expenses               10,208       11%          10,740        11%
                                            ------       ---         -------       ----
                                           $97,026      100%         $93,496       100%
                                           =======      ====         =======       ====

     Operating costs increased approximately 3.8%, or $3,530, to $97,026 in the first quarter of 2005 from $93,496 in the first quarter of 2004. The net increase is primarily attributable to: (i) increases in Programming, production and distribution expenses resulting from costs related to the development of new or expanded program offerings, new and expanded traffic and information markets, higher broadcast rights fees resulting from increases with respect to existing program commitments offset by a decrease in certain station affiliations in conjunction with our network reconfiguration, and (ii) higher selling expenses related to increased promotional spending and higher commission expense correlated to increased revenue.

     We currently anticipate that operating costs will increase in 2005 compared with 2004 due to expenses attributable to additional investments in our national network audiences and programs, and normal recurring contractual cost increases. In addition, we expect to continue investing in our sales and sales support functions to support our planned growth in revenues.

Depreciation and Amortization

     Depreciation and amortization increased $2,102, or 67%, to $5,256 in the first quarter of 2005 from $3,154 in the first quarter of 2004. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to Infinity as part of the extension of the Management Agreement which commenced in the second quarter of 2004. Amortization of these warrants totals approximately $2,400 per quarter.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses increased $614, or 31% to $2,584 in the first quarter of 2005 from $1,970 in the first quarter of 2004. The increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services when compared to the first quarter of 2004.

     We expect our corporate general and administrative costs to increase in 2005 compared with 2004. Further, we note that our incentive bonus arrangement with Infinity is variable, contingent upon our performance.

Operating Income

     Operating income decreased $1,772, or 5.7% to $29,216 in the first quarter of 2005 from $30,988 in the first quarter of 2004.

Interest Expense

     Interest expense increased 27% in the first quarter of 2005 to $3,711 from $2,917 in the first quarter of 2004. The increase was attributable to higher debt outstanding and a higher average interest rate.

     We expect that our interest expense will increase in 2005 commensurate with our anticipated higher average debt levels.

Provision for income taxes

     Income tax expense in the first quarter of 2005 was $9,776 compared with $10,564 in the first quarter of 2004. The Company's effective income tax rate was approximately 38.2% in the first quarter of 2005 compared with approximately 37.6% in the first quarter of 2004. The increase in the effective income tax rate was principally a result of recent tax developments in the states in which we operate.

Net income

     Net income in the first quarter of 2005 was $15,789 compared with $17,547 in the first quarter of 2004, a decrease of $1,758 or 10%. Net income per basic and diluted share decreased approximately $.01, or 5.6%, to $.17 in the first quarter of 2005 compared with $.18 in the first quarter of 2004.

Earnings per share

     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 4.4% to 93,696 and 5.7% to 94,331, respectively, in the first quarter of 2005 compared with 98,003 and 100,068, respectively, in the first quarter of 2004. The decrease is principally attributable to the Company's stock repurchase program.

Liquidity and Capital Resources

     The Company continually projects anticipated cash requirements, which include share repurchases, dividends, acquisitions, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of long-term debt.

     At March 31, 2005, the Company's principal sources of liquidity were its cash and cash equivalents of $4,679 and available borrowings under its bank facility which are further described below.

     The Company has and continues to expect to generate significant cash flows from operating activities. For the three month periods ended March 31, 2005 and 2004, net cash provided by operating activities were $57,294 and $51,197, respectively.

     At March 31, 2005, the Company had an unsecured $120,000 term loan and a $180,000 bank revolving credit facility (the "New Facility"), $50,000 in senior unsecured notes due in 2009 and $150,000 in senior unsecured notes due in 2012 (collectively the "Notes"). At March 31, 2005, the Company had available borrowings of $155,000 under its New Facility.

     In conjunction with the Company's objective of enhancing shareholder value, the Company's Board of Directors authorized an additional $300 million for its existing stock repurchase program and declared the payment of a cash dividend of

$0.10 per share of outstanding Common Stock and $0.08 per share of outstanding Class B Stock. In the first quarter of 2005, the Company principally used cash flow from operations to purchase and retire approximately 2,081 shares of the Company's Common Stock for a total cost of approximately $47,577. In the first quarter of 2004, the Company purchased approximately 2,100 shares of the Company's Common Stock for a total cost of $63,286. In the month of April 2005 (through April 29), the Company repurchased an additional 580 shares of Common Stock at a cost of approximately $11,520. On April 29, 2005 the Board of Directors has authorized an additional $300 million of Common Stock repurchases under its existing stock repurchase program. Accordingly on April 29, 2005, the Company had authorization to repurchase up to an additional $402,023 of its Common Stock. The Company expects to continue to use its cash flows and available bank borrowings to repurchase its Common Stock and pay quarterly dividends, although the establishment of record and payment dates is subject to the final determination by the Board of Directors.

     The Company's business does not require, and is not expected to require, significant cash outlays for capital expenditures.

     The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.

New Accounting Standards and Interpretations Not Yet Adopted

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123R. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

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

     -- The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and revenue shares are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company's ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors which could have an adverse effect upon the Company's financial performance. These factors include:

          -    economic   conditions,   both   generally  and  relative  to  the
               broadcasting   industry;
          -    shifts in population and other demographics;
          -    the level of competition for advertising dollars;
          -    fluctuations in programming costs;
          -    technological changes and innovations;
          - changes in labor conditions; and - changes in governmental regulations and policies and actions of federal and state regulatory bodies.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates using financial instruments. The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or firm commitment.

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

     With respect to the borrowings pursuant to the Company's New Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 thousand for every $2 million of outstanding debt. As of March 31, 2005, the Company had $145,000 outstanding under the New Facility.

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

Item 4. Controls and Procedures

     The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the most recent fiscal period (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     In addition, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1

     None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                     Issuer Purchases of Equity Securities


                                                                                                     Approximate Dollar
                                                                                                   Value of Shares that
                                                                  Total Number of Shares                 May Yet Be
                                                                  Purchased as Part of             Purchased Under the
                    Number of Shares       Average Price Paid    Publicly Announced Plan            Plans or Programs
    Period        Purchased in Period         Per Share               or Program                           (A)
<   ------        -------------------      ------------------    -----------------------           --------------------

January 2005             635,000                $25.03                12,871,224                     $146,245,000
February 2005            505,000                 23.47                13,376,224                      134,390,000
March 2005               991,200                 21.03                14,367,424                      113,543,000
                       ---------                -------
                       2,131,200                $22.80
                       =========                ======

     (A) Represents remaining authorization from the $250 million repurchase authorization approved on September 25, 2002 and the additional $250 million repurchase authorization approved by the Company's Board of Directors on February 24, 2004.

On April 29, 2005 the Board of Directors declared the payment of a cash dividend of $0.10 per outstanding share of Common Stock and $0.08 per outstanding share of Class B Stock. Additionally, on April 29, 2005, the Company's Board of Directors authorized an additional $300 million for its existing stock repurchase program.

Items 3 - 5

      None.

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


                                                   WESTWOOD ONE, INC.




                                                   By: /S/ Shane Coppola
                                                       -----------------
                                                       Shane Coppola
                                                       Chief Executive Officer

                                                   By: /S/Andrew Zaref
                                                       ---------------
                                                       Andrew Zaref
                                                       Chief Financial Officer


                                                   Dated: May 10, 2005