Form 10-Q
period 2005-06-30
WESTWOOD ONE INC /DE/
filed 2005-08-09
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number 0-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

40 West 57th Street, 5th Floor, New York, NY (Address of principal executive offices)	10019 (Zip Code)
(212) 641-2000
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Number of shares of stock outstanding at July 30, 2005 (excluding treasury shares):
Common Stock, par value $.01 per share – 91,136,555 shares

Class B Stock, par value $.01 per share – 291,796 shares

WESTWOOD ONE, INC.

Item 1 — Financial Statements
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,460	$10,932
Accounts receivable, net of allowance for doubtful accounts of $3,896 (2005) and $2,566 (2004)	135,431	142,014
Prepaid and other assets	24,899	21,400

Total Current Assets	179,790	174,346
PROPERTY AND EQUIPMENT, NET	44,407	47,397
GOODWILL	982,219	981,969
INTANGIBLE ASSETS, NET	5,591	6,176
OTHER ASSETS	33,568	36,391

TOTAL ASSETS	$1,245,575	$1,246,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	14,745	13,135
Amounts payable to related parties	22,513	20,274
Deferred revenue	12,806	14,258
Income taxes payable	14,934	5,211
Accrued expenses and other liabilities	36,284	28,463

Total Current Liabilities	101,282	81,341
LONG-TERM DEBT	391,601	359,439
DEFERRED INCOME TAXES	12,929	12,541
OTHER LIABILITIES	8,113	8,465

TOTAL LIABILITIES	513,925	461,786

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 91,136,555 (2005) and 94,353,675 (2004)	907	944
Class B stock, $.01 par value: authorized, 3,000,000 shares: issued and outstanding, 291,796 (2005 and 2004)	3	3
Additional paid-in capital	277,337	369,036
Accumulated earnings	453,403	414,510

TOTAL SHAREHOLDERS’ EQUITY	731,650	784,493
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,245,575	$1,246,279

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

NET REVENUES	$141,837	$139,585	$275,919	$269,193

Operating Costs (include related party expenses of $20,564, $21,812, $42,009 and $44,327, respectively)	92,703	89,761	189,729	183,257

Depreciation and Amortization (includes related party warrant amortization of $2,427, $2,427, $4,854 and $2,765, respectively)	5,147	4,956	10,403	8,110

Corporate General and Administrative Expenses (includes related party expenses of $789, $759, $1,548 and $1,462, respectively)	2,632	1,806	5,216	3,776

	100,482	96,523	205,348	195,143

OPERATING INCOME	41,355	43,062	70,571	74,050
Interest Expense	4,075	2,700	7,786	5,617
Other (Income) Expense	(126)	(33)	(186)	(73)

INCOME BEFORE INCOME TAXES	37,406	40,395	62,971	68,506
INCOME TAXES	14,302	15,289	24,078	25,853

NET INCOME	$23,104	$25,106	$38,893	$42,653

EARNINGS PER SHARE:
BASIC	$0.25	$0.26	$0.42	$0.44

DILUTED	$0.25	$0.26	$0.42	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	91,829	96,285	92,756	97,144

DILUTED	92,196	97,910	93,258	98,975

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$38,893	$42,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,403	8,110
Deferred taxes	388	339
Non-cash stock compensation	33	—
Amortization of deferred financing costs	167	542

	49,884	51,644
Changes in assets and liabilities:
Accounts receivable	6,583	10,427
Prepaid and other assets	(3,913)	4,089
Deferred revenue	(1,452)	474
Income taxes payable	10,661	6,678
Accounts payable and accrued expenses and other liabilities	4,434	2,526
Amounts payable to related parties	2,239	156

Net Cash Provided By Operating Activities	68,436	75,994

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,642)	(2,372)
Acquisition of companies and other	(204)	6

Net Cash Used in Investing Activities	(1,846)	(2,366)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	2,275	11,308
Borrowings under bank and other long-term obligations	65,000	155,000
Debt repayments and payments of capital lease obligations	(35,316)	(110,295)
Dividend Payments	(9,171)	—
Repurchase of common stock	(80,850)	(123,388)
Deferred financing costs	—	(1,269)

Net Cash Used in Financing Activities	(58,062)	(68,644)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,528	4,984

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,932	8,665

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,460	$13,649

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 — Basis of Presentation:
     The accompanying consolidated balance sheet as of June 30, 2005, the consolidated statements of operations and the consolidated statements of cash flows for the three and six month periods ended June 30, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2004. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”).
NOTE 2 — Earnings Per Share:
     Net income per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic earnings per share excludes all dilution and is calculated using the weighted average number of shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all financial instruments which may be exchanged for equity securities were exercised or converted to common stock.
     The Company has issued options, restricted stock units and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to options, restricted stock units and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Options	327	1,625	462	1,831
Restricted Stock Units	40	—	40	—
Warrants	—	—	—	—
     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock units and warrants (see Note 4 — Related Party Transactions for more information) were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Options	6,846	3,751	4,121	3,751
Restricted Stock Units	—	—	—	—
Warrants	4,000	4,500	4,000	4,500
     The per share exercise prices of the options were $19.93-$38.34 for the three months ended June 30, 2005 and $30.19-$38.34 for the three months ended June 30, 2004. The per share exercise prices of the warrants were $44.70-$67.98 for the three months ended June 30, 2005 and $38.87-$67.98 for the three months ended June 30, 2004.
NOTE 3 — Debt:
     Long-term debt consists of the following at:

	June 30, 2005	December 31, 2004
Revolving Credit Facility/Term Loan	$190,000	$160,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	1,601	(561)

	$391,601	$359,439

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the “New Facility”). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The New Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At June 30, 2005, the Company had available borrowings under the New Facility of $110,000.
NOTE 4 — Related Party Transactions:
     In return for receiving services under a management agreement (the “Management Agreement”), the Company compensates Infinity Broadcasting Corporation (“Infinity”), a wholly-owned subsidiary of Viacom Inc., via an annual base fee and provides Infinity the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. In addition to the base fee and incentive compensation, the Company also granted Infinity fully-vested and non-forfeitable warrants to purchase Company common stock.
     In addition to the Management Agreement, the Company also enters into other transactions with Infinity in the normal course of business. These transactions, as well as the terms of the warrants described above, are more fully described in the Company’s Annual Report on Form 10-K.

     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Representation Agreement	$6,491	$6,963	$12,747	$13,917
Programming and Affiliations	$14,073	$14,849	$29,262	$30,410
Management Agreement (excluding warrant amortization)	$789	$759	$1,548	$1,462
Warrant Amortization	$2,427	$2,427	$4,854	$2,765

	$23,780	$24,998	$48,411	$48,554

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
NOTE 5 — Equity Based Compensation:
     On May 19, 2005, the Company’s Board of Directors modified the equity compensation provided to outside directors of the Company. Beginning on the date of the Company’s 2005 annual meeting of stockholders, which took place on May 19, 2005, outside directors automatically receive an annual grant of restricted stock units (“RSUs”) equal to $100,000 in value on the date of grant on the date of each Company annual meeting of stockholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150,000 in value on the date of the grant on the date such director is appointed to the Company’s Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its common stock.
     RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. RSUs vest automatically, in full, upon a change in control (as the term is defined in the RSU). RSUs are payable to outside directors in shares of Company common stock.
     RSU grants to outside directors will be awarded under, and governed by, the Company’s 2005 Equity Compensation Plan (the “2005 Plan”).
     In addition, the Board modified the Company’s 1999 Stock Incentive Plan (the “1999 Plan”) by deleting the provisions of the 1999 Plan that provide for a mandatory annual grant of 10,000 stock options to outside directors.
     On May 19, 2005, the stockholders of the Company approved the 2005 Plan at the Company’s annual meeting of stockholders. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan. For a more complete description of the provisions of the 2005 Plan, see the Company’s proxy statement, in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.

     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense related to its options has been recognized for its plans during the six months ended June 30, 2005 as all such grants had an exercise price not less than the fair market value on the date of the grant. In connection with the issuance of RSUs on May 19, 2005, the Company recognized a non-cash stock compensation charge of $33 for the quarter ended June 30, 2005. Had compensation cost been determined in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced by approximately $1,715 ($0.02 per basic and diluted share) and $2,275 ($.02 per basic share and $.03 per diluted share) for the three month periods, respectively, and $3,397 ($0.04 per basic and diluted share) and per basic and $4,548 ($.05 per basic and diluted share) for the six month periods, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income as Reported	$23,104	$25,106	$38,893	$42,653

Deduct: Total Stock Based Employee Compensation Expense, Net of Tax	(1,715)	(2,275)	(3,397)	(4,458)

Pro Forma Net Income	$21,389	$22,831	$35,496	$38,105

Net Income Per Share:
Basic — As Reported	$0.25	$0.26	$0.42	$0.44

Basic — Pro Forma	$0.23	$0.24	$0.38	$0.39

Diluted — As Reported	$0.25	$0.26	$0.42	$0.43

Diluted — As Pro Forma	$0.23	$0.23	$0.38	$0.38

     The Company is evaluating the requirements of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.
     NOTE 6 — Shareholders’ Equity:
     On April 29, 2005 the Company’s Board of Directors declared a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock. In addition, on April 29, 2005, the Board of Directors authorized an additional $300 million for its existing stock repurchase program.

     NOTE 7 — Subsequent Event:
     On August 3, 2005 the Company’s Board of Directors declared a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock, payable on August 31, 2005 to stockholders of record on the books of the Company at the close of business on August 22, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.
     Westwood One supplies radio and television stations with information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and the nation’s largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
     The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including Infinity and Clear Channel Communications, have emerged as leaders in the industry. Westwood One is managed by Infinity under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of Infinity’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with Infinity stations.
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
     There are a variety of factors that influence the Company’s revenues on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy, (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming, (iii) advertiser demand on a local/regional or national basis for the Company’s related advertising products, (iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base and (v) competitive and alternative programs and advertising mediums.

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
     The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement, personnel costs and other administrative expenses, including those associated with new corporate governance regulations.
     We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make reductions in its cost structure to react to what it believes are more than temporary declines in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue operating income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds.
Results of Operations
Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004
Revenues
     Revenues presented by type of commercial advertisements are as follows for the three-month periods ending June 30:

	Three Months Ended June 30,
	2005		2004
	$	% of total	$	% of total
Local/Regional	$82,262	58%	$76,397	55%
National	59,575	42%	63,188	45%

Total (1)	$141,837	100%	$139,585	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the second quarter of 2005 increased $2,252, or 1.6%, to $141,837 compared with $139,585 in the second quarter of 2004. Local/regional revenues increased in the second quarter compared with the comparable 2004 period while national revenues declined.

     During the second quarter of 2005, revenues aggregated from the sale of local/regional airtime increased approximately 7.7%, or approximately $5,865, and national based revenues decreased approximately 5.7%, or $3,613, compared with the second quarter of 2004.
     In the second quarter of 2005, the increase in our aggregated local/regional based revenues was the result of an increased demand for our :10 second commercial airtime and the increased demand for information services and data by non-terrestrial radio providers of programming and/or information. The increased demand for our products, resulting in local/regional revenues, was greatest from transactions consummated in New York, Los Angeles, Dallas, Chicago, and Detroit. Additionally, revenues primarily increased in the Auto, Retail, Quick Service Restaurant and Business Services categories.
     The decrease in our aggregate national based revenue was a result of decreased revenue in the sports and news categories offset by increased revenue in the talk and music/entertainment categories.
Operating Costs
     Operating costs for the three months ended June 30 in each of 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005		2004
	$	% of total	$	% of total
Programming, production and distribution expenses	$66,963	72%	$64,628	72%
Selling expenses	14,787	16%	14,649	16%
Other operating expenses	10,953	12%	10,484	12%

	$92,703	100%	$89,761	100%

     Operating costs increased approximately 3.3%, or $2,942, to $92,703 in the second quarter of 2005 from $89,761 in the second quarter of 2004. The increase was principally attributable to (i) increases in programming, production and distribution expenses resulting from costs related to the development of new or expanded program offerings, new and expanded traffic and information markets, higher broadcast rights fees resulting from increases in existing program commitments offset by a decrease in certain station affiliations in conjunction with our network reconfiguration and (ii) higher other operating expenses due principally to increases in personnel and personnel related costs.
Depreciation and Amortization
     Depreciation and amortization increased $191, or 3.9%, to $5,147 in the second quarter of 2005 from $4,956 in the second quarter of 2004. The increase was principally attributable to an increase in investments into our infrastructure to support planned future growth.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $826, or 45.7%, to $2,632 in the second quarter of 2005 from $1,806 in the second quarter of 2004. The increase was principally attributable to higher expenses associated with our corporate governance, business development and certain compliance initiatives.
Operating Income
     Operating income decreased $1,707, or 4.0%, to $41,355 in the second quarter of 2005 from $43,062 in the second quarter of 2004.

Interest Expense
     Interest expense increased 50.9% in the second quarter of 2005 to $4,075 from $2,700 in the second quarter of 2004. The increase was principally attributable to higher debt outstanding and a higher average interest rate.
Provision for Income Taxes
     Income tax expense in the second quarter of 2005 was $14,302 compared with $15,289 in the second quarter of 2004. The Company’s effective income tax rate was approximately 38.2% in the second quarter of 2005 compared with 37.8% in the second quarter of 2004. The increase in the effective income tax rate was principally a result of recent tax developments in the states in which we operate.
Net Income
     Net income in the second quarter of 2005 was $23,104 compared with $25,106 in the second quarter of 2004, a decrease of $2,002, or 8%. Net income per basic share decreased approximately $.01, or 3.8%, to $.25 in the second quarter of 2005 compared with $.26 in the second quarter of 2004. Net income per diluted share decreased approximately $.01, or 3.8%, to $.25 in the second quarter of 2005 compared with $.26 in the second quarter of 2004.
Earnings Per Share
     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 4.6% to 91,829 and 5.8% to 92,196, respectively, in the second quarter of 2005 compared with 96,285 and 97,910, respectively, in the second quarter of 2004. The decrease is principally attributable to the Company’s stock repurchase program.
Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
Revenues
     Revenues presented by type of commercial advertisements are as follows for the six-month periods ending June 30:

	Six Months Ended June 30,
	2005		2004
	$	% of total	$	% of total
Local/Regional	$150,640	54.6%	$141,048	52%
National	125,279	45.4%	128,145	48%

Total (1)	$275,919	100%	$269,193	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the first half of 2005 increased $6,726, or 2.5%, to $275,919 compared with $269,193 in the first half of 2004. Local/regional revenues increased in the first half compared with the comparable 2004 period, while national revenues declined.
     During the first half of 2005, revenues aggregated from the sale of local/regional airtime increased approximately 6.8%, or approximately $9,592, and national based revenues decreased approximately 2.2%, or $2,866 compared with the first half of 2004.

     In the first half of 2005, the increase in our aggregated local/regional was the result of an increase in demand for our :10 second commercial airtime and the increased demand for information services and data by non-terrestrial radio providers of programming and/or information. The increased demand for our products, resulting in local/regional revenues was greatest from transactions consummated in New York, Los Angeles, Dallas, Chicago, and Detroit. Revenues primarily increased in the Auto, Retail, Quick Service Restaurant and Business Services categories. Additionally, local/regional revenues have increased consistently over several quarters as a result of our significant investments over the past two years.
     The decrease in our aggregate national based revenue was the result of decreased revenue in the sports and news categories offset by increases in the talk and music/entertainment categories.
     We expect our revenues for the second half of 2005 to increase compared with 2004, resulting primarily from an anticipated overall increase in demand for our product offerings due to the implementation of sales strategies to optimize network audience delivery, new programming initiatives, inventory management initiatives, and the development of new distribution alternatives for our content.
Operating Costs
     Operating costs for the six months ended June 30 in each of 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005		2004
	$	% of total	$	% of total
Programming, production and distribution expenses	$139,730	74%	$133,861	73%
Selling expenses	28,838	15%	28,172	15%
Other operating expenses	21,161	11%	21,224	12%

	$189,729	100%	$183,257	100%

     Operating costs increased approximately 3.5%, or $6,472, to $189,729 in the first six months of 2005 from $183,257 in the first six months of 2004. The increase was principally attributable to (i) increases in programming, production and distribution expenses resulting from costs related to the development of new or expanded program offerings, new and expanded traffic and information markets, higher broadcast rights fees resulting from increases with respect to existing program commitments offset by a decease in certain station affiliations in conjunction with our network reconfiguration, and (ii) increased selling expenses related to higher commission expense correlated to increased revenue.
     We currently anticipate that operating costs will continue to increase in the second half of 2005 compared with the second half of 2004 due to expenses attributable with additional investments in our national network audiences and programs and normal recurring contractual cost increases. In addition, we continue to invest in our sales and support functions to support our planned growth in revenues.
Depreciation and Amortization
     Depreciation and amortization increased $2,293, or 28.3%, to $10,403 in the first six months of 2005 from $8,110 in the first six months of 2004. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of warrants issued to Infinity as part of the extension of the Management Agreement which commenced in the second quarter of 2004. Amortization of these warrants totals approximately $2,400 per quarter.

Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $1,440, or 38.1%, to $5,216 in the first half of 2005 from $3,776 in the first half of 2004. The increase was principally attributable to higher expenses associated with our corporate governance activities, business development and certain compliance initiatives.
     We expect our corporate general and administrative costs will remain at similar levels in the second half of 2005. However, we note that our agreement with Infinity includes an annual incentive cash bonus which is variable, contingent upon our performance.
Operating Income
     Operating income decreased $3,479, or 4.7%, to $70,571 in the first half of 2005 from $74,050 in the first half of 2004.
Interest Expense
     Interest expense increased 38.6% in the first half of 2005 to $7,786 from $5,617 in the first half of 2004. The increase was attributable to higher debt outstanding and a higher average interest rate.
     We expect that our interest expense will continue to increase in the second half of 2005 versus the comparable period in the prior year commensurate with our anticipated higher average debt levels.
Provision For Income Taxes
     Income tax expense in the first six months of 2005 was $24,078 compared with $25,853 in the first six months of 2004. The Company’s effective income tax rate in the first six months of 2005 was approximately 38.2%, compared to 37.7% in the six months of 2004. The increase in the effective tax rate was principally a result of recent tax developments in the states in which we operate.
Net Income
     Net income in the first six months of 2005 was $38,893 compared with $42,653 in the comparable 2004 period, a decrease of $3,760, or 8.8%. Net income per basic share decreased approximately $.02, or 4.5%, to $.42 compared with $.44 in the first six months of 2004. Net income per diluted share decreased approximately $.01, or 2.3%, to $.42 compared with $.43 in the comparable 2004 period.
Earnings Per Share
     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 4.5% to 92,756 and 5.8% to 93,258, respectively, in the first six months of 2005 compared with 97,144 and 98,975, respectively, in the same period of 2004. The decrease is principally attributable to the Company’s stock repurchase program.
Liquidity and Capital Resources
     The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, dividends, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of long-term debt.
     At June 30, 2005, the Company’s principal sources of liquidity were its cash and cash equivalents of $19,460 and available borrowings under its bank facility which is further described below.

     The Company has and continues to expect to generate significant cash flows from operating activities. For the six month periods ended June 30, 2005 and 2004, net cash provided by operating activities was $68,436 and $75,994, respectively.
     At June 30, 2005, the Company had an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively, the “New Facility”), $50,000 in 4.64% senior unsecured notes due in 2009 and $150,000 in 5.26% senior unsecured notes due in 2012 (collectively the “Notes”). At June 30, 2005, the Company had available borrowings of $110,000 under its New Facility.
     In conjunction with the Company’s objective of enhancing shareholder value, on April 29, 2005, the Company’s Board of Directors authorized an additional $300 million for its existing stock repurchase program and declared a cash dividend of $0.10 per share of issued and outstanding common stock and $0.08 per share of issued and outstanding Class B stock. Accordingly, on April 29, 2005, the Company had authorization to repurchase up to an additional $402,023 of its common stock. On August 3, 2005 the Company’s Board declared its second cash dividend for all issued and outstanding common stock. The payment terms are similar to those approved on April 29, 2005. During the first half of 2005, the Company principally used cash flow from operations and borrowings to purchase approximately 3,994 shares of the Company’s common stock for a total cost of approximately $85,810 (of which $80,850 had been paid as of June 30, 2005) and to pay dividends of $9,171. In the first six months of 2004, the Company purchased approximately 4,346 shares of the Company’s common stock for a total cost of $123,388.
     The Company expects to continue to use its cash flows and available bank borrowings to repurchase its common stock and pay quarterly dividends, however, the payment of future dividends, including the establishment of record and payment dates, is subject to the final determination by the Company’s Board.
     The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
     The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.
New Accounting Standards and Interpretations Not Yet Adopted
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.
Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
     This quarterly report on Form 10-Q, including “Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document, including those related to our revenues, operating costs, depreciation and amortization, corporate general and administrative expenses, interest expense and capital expenditures trend for 2005, are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
     A wide range of factors could materially affect future developments and performance including the following:
•	The Company is managed by Infinity under the terms of the Management Agreement, which expires in 2009. In addition, the Company has extensive business dealings with Infinity and its affiliates in its normal course of business. The Company’s business prospects could be adversely affected by its inability to retain Infinity’s services under the Management Agreement beyond the contractual term.
•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and revenue shares are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors which could have an adverse effect upon the Company’s financial performance. These factors include:
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
•	The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including Infinity and Clear Channel Communications, have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers. In addition, a major station group has recently announced plans to reduce overall amounts of commercial inventory broadcast on their radio stations. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements.
•	Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company’s access to, or increase the cost of, external financing for its operations and investments.
•	The Company believes relations with its employees and independent contractors are satisfactory. However, the Company may be adversely affected by future labor disputes, which may lead to increased costs or disruption of operations in any of the Company s business units.
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
     In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven-year interest rate swap agreement covering $25 million notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75 million notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points.
     These swap transactions allow the Company to benefit from short-term declines in interest rates. The instruments meet all of the criteria of a fair-value hedge. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value or variability in cash flows attributable to the hedged risk.

     With respect to the borrowings pursuant to the Company’s New Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by approximately $5,000 for every $2 million of outstanding debt. As of June 30, 2005, the Company had $110 million outstanding under the New Facility.
     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.
     The Company’s receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which the Company operates.
Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the most recent fiscal period (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
     In addition, there were no changes in our internal control over financial reporting during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This item is not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Below is a summary of Westwood One, Inc.’s purchase of its common stock during the quarter ended June 30, 2005 under its existing stock purchase program publicly announced on September 23, 1999:
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Number of Shares	Average Price Paid	Announced Plan or	Plans or Programs
Period	Purchased in Period	Per Share	Program	(A)
April 1, 2005 – April 30, 2005	580,000	$19.86	14,947,424	$402,023,000
May 1, 2005 – May 31, 2005	445,000	19.38	15,392,424	393,398,000
June 1, 2005 – June 30, 2005	838,000	20.37	16,230,424	376,328,000

	1,863,000	$19.98

(A)	Represents remaining authorization from the additional $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2005.
On May 31, 2005, the Board of Directors paid a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock. On August 3, 2005, the Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock.
Items 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on May 19, 2005.

(b)	The matters voted upon and the related voting results are as follows (holders of common stock and Class B stock voted together on all matters except for the election of two independent members of the Board of Directors, for which holders of common stock voted alone for the election of Mr. Greenberg and Mr. Herdman).

(1)	Election of Class III directors:

	FOR	WITHHELD
Gerald Greenberg	81,624,196	3,579,593
Steven A. Lerman	94,206,011	5,583,278
Joel Hollander	94,426,069	5,363,220
Robert K. Herdman	83,259,861	1,943,928
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2005:

FOR	98,824,443
AGAINST	961,922
ABSTAIN	2,924
NO VOTE	0
(3)	Approval of the 2005 Equity Compensation Plan of the Company:

FOR	81,949,245
AGAINST	10,485,622
ABSTAIN	35,770
NO VOTE	7,318,652
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1*	Form Restricted Stock Unit Agreement for Outside Directors under the Company 2005 Equity Compensation Plan (4)
10.2*	Company 2005 Equity Compensation Plan (4)
10.3*	Amendment to the Company 1999 Stock Incentive Plan (4)
10.4*	Notice to Norman J. Pattiz, dated May 25, 2005, regarding Modification of Stock Option Awards Granted Under Company 1999 Stock Incentive Plan (4)
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company ’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company ’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company ’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company ’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ Shane Coppola
	Name:	Shane Coppola
	Title:	Chief Executive Officer

By:	/S/ Andrew Zaref
	Name:	Andrew Zaref
	Title:	Chief Financial Officer

                     Dated: August 9, 2005

EXHIBIT INDEX

Exhibit Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of the Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1*	Form Restricted Stock Unit Agreement for Outside Directors under the Company 2005 Equity Compensation Plan (4)
10.2*	Company 2005 Equity Compensation Plan (4)
10.3*	Amendment to the Company 1999 Stock Incentive Plan (4)
10.4*	Notice to Norman J. Pattiz, dated May 25, 2005, regarding Modification of Stock Option Awards Granted Under Company 1999 Stock Incentive Plan (4)
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.