Form 10-Q
period 2005-09-30
WESTWOOD ONE INC /DE/
filed 2005-11-09
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number 0-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3980449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, 5th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212) 641-2000
(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at October 31, 2005 (excluding treasury shares):
     Common Stock, par value $.01 per share — 88,346,721 shares
     Class B Stock, par value $.01 per share — 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,162	$10,932
Accounts receivable, net of allowance for doubtful accounts of $4,075 (2005) and $2,566 (2004)	122,394	142,014
Prepaid and other assets	25,265	21,400

Total Current Assets	168,821	174,346
PROPERTY AND EQUIPMENT, NET	43,103	47,397
GOODWILL	982,219	981,969
INTANGIBLE ASSETS, NET	5,299	6,176
OTHER ASSETS	29,545	36,391

TOTAL ASSETS	$1,228,987	$1,246,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	17,459	13,135
Amounts payable to related parties	19,276	20,274
Deferred revenue	10,149	14,258
Income taxes payable	17,413	5,211
Accrued expenses and other liabilities	43,091	28,463

Total Current Liabilities	107,388	81,341
LONG-TERM DEBT	398,648	359,439
DEFERRED INCOME TAXES	11,914	12,541
OTHER LIABILITIES	7,932	8,465

TOTAL LIABILITIES	525,882	461,786

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 88,543,721 (2005) and 94,353,675 (2004)	885	944
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2005 and 2004)	3	3
Additional paid-in capital	227,061	369,036
Accumulated earnings	475,156	414,510

TOTAL SHAREHOLDERS’ EQUITY	703,105	784,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,228,987	$1,246,279

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
NET REVENUES	$134,928	$141,422	$410,847	$410,615

Operating Costs (includes related party expenses of $18,094, $19,784, $60,103 and $64,111, respectively)	87,166	94,162	276,895	277,419

Depreciation and Amortization (includes related party warrant amortization of $2,427, $2,427, $7,281 and $5,191, respectively)	5,194	4,964	15,597	13,074

Corporate General and Administrative Expenses (includes related party expenses of $819, $759, $2,367 and $2,221, respectively)	2,196	1,877	7,412	5,653

	94,556	101,003	299,904	296,146

OPERATING INCOME	40,372	40,419	110,943	114,469
Interest Expense	4,840	2,911	12,626	8,528
Other (Income) Expense	(133)	(41)	(319)	(114)

INCOME BEFORE INCOME TAXES	35,665	37,549	98,636	106,055
INCOME TAXES	13,912	14,313	37,990	40,166

NET INCOME	$21,753	$23,236	$60,646	$65,889

EARNINGS PER SHARE:
BASIC	$0.24	$0.24	$0.66	$0.67

DILUTED	$0.24	$0.24	$0.66	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	90,338	96,457	91,940	97,806

DILUTED	90,678	97,224	92,380	99,101

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$60,646	$65,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,597	13,073
Disposal of property and equipment	88	—
Deferred taxes	114	1,232
Non-cash stock compensation	178	—
Amortization of deferred financing costs	250	625

	76,873	80,819
Changes in assets and liabilities:
Accounts receivable	19,620	11,669
Prepaid and other assets	(5,731)	2,998
Deferred revenue	(4,109)	(384)
Income taxes payable	12,501	7,989
Accounts payable and accrued expenses and other liabilities	11,928	1,039
Amounts payable to related parties	(998)	4,141

Net Cash Provided By Operating Activities	110,084	108,271

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,889)	(5,020)
Acquisition of companies and other	(204)	7

Net Cash Used in Investing Activities	(3,093)	(5,013)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	2,559	36,234
Borrowings under bank and other long-term obligations	75,000	170,000
Debt repayments and payments of capital lease obligations	(35,477)	(125,447)
Dividend payments	(18,264)	—
Repurchase of common stock	(120,579)	(182,239)
Deferred financing costs	—	(1,283)

Net Cash Used in Financing Activities	(96,761)	(102,735)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,230	523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,932	8,665

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,162	$9,188

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 - Basis of Presentation:
     The accompanying consolidated balance sheet as of September 30, 2005, the consolidated statements of operations and the consolidated statements of cash flows for the three and nine month periods ended September 30, 2005 and 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2004. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005.
NOTE 2 — Equity Based Compensation:
     On May 19, 2005, the Board modified the Company’s 1999 Stock Incentive Plan (the “1999 Plan”) by deleting the provisions of the 1999 Plan that provide for a mandatory annual grant of 10,000 stock options to outside directors.
     Also, on May 19, 2005, the stockholders of the Company approved the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) at the Company’s annual meeting of stockholders. Among other things, the 2005 Plan provides for the granting of restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan.
     Pursuant to the 2005 Plan, beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of stockholders, outside directors automatically receive a grant of RSUs equal to $100,000 in value on the date of each Company annual meeting of stockholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150,000 in value on the date such director is appointed to the Company’s Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its common stock.
     RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Company’s common stock.
     For a more complete description of the provisions of the 2005 Plan, refer to the Company’s proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.
     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense related to its options has been recognized for its plans during the nine months ended September 30, 2005 as all such grants had an exercise price not less than the fair market value on the date of the grant. In connection with its issuance of RSUs on May 19, 2005, the Company recognized a non-cash stock compensation charge of $145 and $178 for the three and nine month periods ended September 30, 2005, respectively. Had compensation cost been determined in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced by approximately $1,672 ($0.02 per basic and diluted share) and $2,261 ($.02 per basic share and diluted share)

for the three month periods, respectively, and $5,167 ($0.06 per basic and diluted share) and $6,809 ($.07 per basic and diluted share) for the nine month periods, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income as Reported	$21,753	$23,236	$60,646	$65,889

Deduct: Total Stock Based Employee Compensation Expense, Net of Tax	(1,672)	(2,261)	(5,167)	(6,809)

Pro Forma Net Income	$20,081	$20,975	$55,479	$59,080

Net Income Per Share:
Basic — As Reported	$0.24	$0.24	$0.66	$0.67

Basic — Pro Forma	$0.22	$0.22	$0.60	$0.60

Diluted — As Reported	$0.24	$0.24	$0.66	$0.66

Diluted — As Pro Forma	$0.22	$0.22	$0.60	$0.60

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
     The Company has issued options, restricted stock units and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to options, restricted stock units and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Options	297	767	354	1,295
Restricted Stock Units	43	—	43	—
Warrants	—	—	—	—
     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock units and warrants (see Note 5 — Related Party Transactions for more information) were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Options	8,331	4,229	6,665	3,726
Restricted Stock Units	—	—	—	—
Warrants	4,000	4,500	4,000	4,500
     The per share exercise prices of the options were $20.25-$38.34 for the three months ended September 30, 2005 and $22.57-$38.34 for the three months ended September 30, 2004. The per share exercise prices of the options were $21.45-$38.34 for the nine months ended September 30, 2005 and $30.19-$38.34 for the nine months ended September 30, 2004. The per share exercise prices of the warrants were $43.11-$67.98 for the three and nine months ended September 30, 2005 and $38.87-$67.98 for the three and nine months ended September 30, 2004.
NOTE 4 - Debt:
     Long-term debt consists of the following at:

	September 30, 2005	December 31, 2004
Revolving Credit Facility/Term Loan	$200,000	$160,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(1,352)	(561)

	$398,648	$359,439

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the “New Facility”). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the prior facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The New Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At September 30, 2005, the Company was not in violation of the covenants, and had available borrowings under the New Facility of $100,000.

NOTE 5 — Related Party Transactions:
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
     The Company incurred the following expenses relating to transactions with Infinity or its affiliates for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Representation Agreement	$6,491	$6,612	$19,237	$20,529
Programming and Affiliations	11,603	13,172	40,866	43,582
Management Agreement (excluding warrant amortization)	819	759	2,367	2,221
Warrant Amortization	2,427	2,427	7,281	5,191

	$21,340	$22,970	$69,751	$71,523

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
NOTE 7 — Shareholders’ Equity:
     On April 29, 2005 and on August 3, 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock. In addition, on April 29, 2005, the Board of Directors authorized an additional $300 million for its existing stock repurchase program.
NOTE 8 — Recent Accounting Pronouncement:
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated results of operations.
NOTE 9 — Subsequent Event:
     On November 2, 2005 the Company’s Board of Directors declared a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock, payable on November 30, 2005 to stockholders of record on the books of the Company at the close of business on November 18, 2005.

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
Results of Operations
Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004
Revenues
     Revenues presented by type of commercial advertisements are as follows for the three-month periods ending September 30:

	Three Months Ended
	September 30,
	2005		2004
	$	% of total	$	% of total
Local/Regional	$75,613	56%	$75,374	53%
National	59,315	44	66,048	47

Total (1)	$134,928	100%	$141,422	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the third quarter of 2005 decreased $6,494, or 4.6%, to $134,928 compared with $141,422 in third quarter of 2004. Local/regional revenues increased modestly in the third quarter compared with the comparable 2004 period while national revenues declined.
     During the third quarter of 2005, revenues aggregated from the sale of local/regional airtime increased approximately 0.3%, or approximately $239, and national based revenues decreased approximately 10.2%, or $6,733, compared with the third quarter of 2004.

     In the third quarter of 2005, demand for our :10 second commercial airtime remained at prior year levels. Demand for our local/regional products was greatest from transactions consummated in the western region. Revenues primarily increased in the Auto dealers and manufacturers, e-Commerce and Energy categories.
     The decrease in our aggregate national based revenue was primarily a result of decreased revenue related to our exclusive broadcast of the 2004 Summer Olympic games.
Operating Costs
     Operating costs for the three months ended September 30 in each of 2005 and 2004 were as follows:

	Three Months Ended
	September 30,
	2005		2004
	$	% of total	$	% of total
Programming, production and distribution expenses	$66,245	76%	$72,451	77%
Selling expenses	10,844	12	11,772	12
Other operating expenses	10,077	12	9,939	11

	$87,166	100%	$94,162	100%

     Operating costs decreased approximately 7.4%, or $6,996, to $87,166 in the third quarter of 2005 from $94,162 in the third quarter of 2004. The decrease was principally attributable to (i) decreases in programming, production and distribution expenses resulting from costs in 2004 associated with our exclusive broadcast of the 2004 Summer Olympic games, and lower distribution costs offset by increases in costs related to the development of new or expanded program offerings, new and expanded traffic and information markets and higher broadcast rights fees resulting from increases in existing program commitments and (ii) decreases in selling expenses due principally to promotional costs associated with the 2004 Summer Olympic games.
Depreciation and Amortization
     Depreciation and amortization increased $230, or 4.6%, to $5,194 in the third quarter of 2005 from $4,964 in the third quarter of 2004. The increase was principally attributable to an increase in investments into our infrastructure to support planned future growth.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $319, or 17%, to $2,196 in the third quarter of 2005 from $1,877 in the third quarter of 2004. The increase was principally attributable to higher expenses associated with our corporate governance, business development and certain compliance initiatives.
Operating Income
     Operating income decreased $47, or 0.1%, to $40,372 in the third quarter of 2005 from $40,419 in the third quarter of 2004.
Interest Expense
     Interest expense increased 66.3% in the third quarter of 2005 to $4,840 from $2,911 in the third quarter of 2004. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
     Income tax expense in the third quarter of 2005 was $13,912 compared with $14,313 in the third quarter of 2004. The Company’s effective income tax rate was approximately 38.6% in the third quarter of 2005 compared with 38.1% in the third quarter of 2004. The increase in the effective income tax rate was principally a result of recent tax developments in the states in which we operate.

Net Income
     Net income in the third quarter of 2005 was $21,753 compared with $23,236 in the third quarter of 2004, a decrease of $1,483, or 6.4%. Net income per basic share, and net income per diluted share, were $0.24, consistent with the same period of the prior year.
Earnings Per Share
     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 6.3% to 90,338 and 6.7% to 90,678, respectively, in the third quarter of 2005 compared with 96,457 and 97,224, respectively, in the third quarter of 2004. The decrease is principally attributable to the Company’s stock repurchase program.
Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
Revenues
     Revenues presented by type of commercial advertisements are as follows for the nine-month periods ending September 30:

	Nine Months Ended September 30,
	2005		2004
	$	% of total	$	% of total
Local/Regional	$226,254	55%	$216,421	53%
National	184,593	45	194,194	47

Total (1)	$410,847	100%	$410,615	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the first nine months of 2005 increased $232, or 0.1%, to $410,847 compared with $410,615 in the first nine months of 2004. Local/regional revenues increased in the first nine months compared with the comparable 2004 period, while national revenues declined.
     During the first nine months of 2005, revenues aggregated from the sale of local/regional airtime increased approximately 4.5%, or approximately $9,833, and national based revenues decreased approximately 4.9%, or $9,601, compared with the first nine months of 2004.
     In the first nine months of 2005, the increase in our aggregated local/regional was the result of an increase in demand for our :10 second commercial airtime and the increased demand for information services and data by non-terrestrial radio providers of programming and/or information. The increased demand for our products, resulting in local/regional revenues was greatest from transactions consummated in New York, Los Angeles, Chicago and Phoenix. Revenues primarily increased in the Auto dealers and manufacturers, Travel, Quick Service Restaurant, Business Services and Energy categories.
     The decrease in our aggregate national based revenue was the result of decreased revenue in the sports and news categories offset by increases in the talk and music/entertainment categories. Additionally, revenue decreased as a result of revenues associated with our exclusive broadcast of the 2004 Summer Olympic games.

     We expect our revenues for the fourth quarter of 2005 to increase compared with 2004, resulting primarily from an anticipated overall increase in demand for our product offerings due to the implementation of sales strategies to optimize network audience delivery, new programming initiatives, inventory management initiatives, and the development of new distribution alternatives for our content.
Operating Costs
     Operating costs for the nine months ended September 30 in each of 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005		2004
	$	% of total	$	% of total

Programming, production and distribution expenses	$205,975	74%	$206,312	74%
Selling expenses	39,682	15	39,944	15
Other operating expenses	31,238	11	31,163	11

	$276,895	100%	$277,419	100%

     Operating costs decreased approximately 0.2%, or $524, to $276,895 in the first nine months of 2005 from $277,419 in the first nine months of 2004. The decrease was principally attributable to (i) decreases in programming, production and distribution expenses resulting from costs in 2004 associated with our exclusive broadcast of the 2004 Summer Olympic games, and lower distribution costs offset by increases in costs related to the development of new or expanded program offerings, new and expanded traffic and information markets and higher broadcast rights fees resulting from increases in existing program commitments.
     We currently anticipate that operating costs will increase with additional investments in our national network audiences and programs and normal recurring contractual cost increases. In addition, we continue to invest in our sales and support functions to support our planned growth in revenues.
Depreciation and Amortization
     Depreciation and amortization increased $2,523, or 19.3%, to $15,597 in the first nine months of 2005 from $13,074 in the first nine months of 2004. The increase was principally attributable to higher amortization resulting from an increase in the fair market value of warrants issued to Infinity as part of the extension of the Management Agreement which commenced in the second quarter of 2004. Amortization of these warrants totals approximately $2,400 per quarter.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $1,759, or 31.1%, to $7,412 in the first nine months of 2005 from $5,653 in the first nine months of 2004. The increase was principally attributable to higher expenses associated with our corporate governance activities, business development and certain compliance initiatives.
     We expect our corporate general and administrative costs will remain at similar levels on a prospective basis. However, we note that our agreement with Infinity includes an annual incentive cash bonus which is variable, contingent upon our performance.
Operating Income
     Operating income decreased $3,526, or 3.1%, to $110,943 in the first nine months of 2005 from $114,469 in the first nine months of 2004.

Interest Expense
     Interest expense increased 48.1% in the first nine months of 2005 to $12,626 from $8,528 in the first nine months of 2004. The increase was attributable to higher debt outstanding and a higher average interest rate.
     We expect that our interest expense will continue to increase commensurate with our anticipated higher average debt levels.
Provision For Income Taxes
     Income tax expense in the first nine months of 2005 was $37,990 compared with $40,166 in the first nine months of 2004. The Company’s effective income tax rate in the first nine months of 2005 was approximately 38.2%, compared to 37.8% in the first nine months of 2004. The increase in the effective tax rate was principally a result of recent tax developments in the states in which we operate.
Net Income
     Net income in the first nine months of 2005 was $60,646 compared with $65,889 in the comparable 2004 period, a decrease of $5,243, or 8.0%. Net income per basic share decreased approximately $.01, or 1.5%, to $.66 compared with $.67 in the first nine months of 2004. Net income per diluted share was consistent at $0.66 with the same period in the prior year.
Earnings Per Share
     Weighted averages shares outstanding used to compute basic and diluted earnings per share decreased approximately 6.0% to 91,940 and 6.8% to 92,380, respectively, in the first nine months of 2005 compared with 97,806 and 99,101, respectively, in the same period of 2004. The decrease is principally attributable to the Company’s stock repurchase program.
Liquidity and Capital Resources
     The Company continually projects anticipated cash requirements, which include share repurchases, acquisitions, dividends, capital expenditures, and principal and interest payments on its outstanding indebtedness. Funding requirements are financed through cash flow from operations and the issuance of long-term debt.
     At September 30, 2005, the Company’s principal sources of liquidity were its cash and cash equivalents of $21,162 and available borrowings under its bank facility which is further described below.

     The Company has and continues to expect to generate significant cash flows from operating activities. For the nine month periods ended September 30, 2005 and 2004, net cash provided by operating activities was $110,084 and $108,271, respectively.
     At September 30, 2005, the Company had an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively, the “New Facility”), $50,000 in 4.64% senior unsecured notes due in 2009 and $150,000 in 5.26% senior unsecured notes due in 2012 (collectively the “Notes”). At September 30, 2005, the Company had available borrowings of $100,000 under its New Facility.
     In conjunction with the Company’s objective of enhancing shareholder value, on April 29, 2005, the Company’s Board of Directors authorized an additional $300 million for its existing stock repurchase program and declared a cash dividend of $0.10 per share of issued and outstanding common stock and $0.08 per share of issued and outstanding Class B stock. Accordingly, on April 29, 2005, the Company had authorization to repurchase up to an additional $402,023 of its common stock. On August 3, 2005 and November 2, 2005 the Company’s Board declared its second and third cash dividends, respectively, for all issued and outstanding common stock. The payment terms for such dividends are similar to those approved on April 29, 2005. During the first nine months of 2005, the Company principally used cash flow from operations and borrowings to purchase approximately 6,077 shares of the Company’s common stock for a total cost of approximately $127,546 (of which $120,579 had been paid as of September 30, 2005) and to pay dividends of $18,264. In the first nine months of 2004, the Company purchased approximately 6,936 shares of the Company’s common stock for a total cost of $182,239.
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
New Accounting Standards and Interpretations Not Yet Adopted
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the next fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company believes the pro forma disclosures included herein provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated results of operations.
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
     A wide range of factors could materially affect future developments and performance including the following:
•	The Company is managed by Infinity under the terms of the Management Agreement, which expires in 2009. In addition, the Company has extensive business dealings with Infinity and its affiliates in its normal course of business. The Company’s business prospects could be adversely affected by its inability to retain Infinity’s services under the Management Agreement beyond the contractual term.

•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors which could have an adverse effect upon the Company’s financial performance. These factors include:
-	economic conditions, both generally and relative to the broadcasting industry;

-	shifts in population and other demographics;

-	the level of competition for advertising dollars;

-	fluctuations in programming costs;

-	technological changes and innovations;

-	changes in labor conditions; and

-	changes in governmental regulations and policies and actions of federal and state regulatory bodies.
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
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates using financial instruments. The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment.
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

     With respect to the borrowings pursuant to the Company’s New Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by approximately $5,000 for every $2 million of outstanding debt. As of September 30, 2005, the Company had $200 million outstanding under the New Facility.
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
     In addition, there were no changes in our internal control over financial reporting during the first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This item is not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Below is a summary of Westwood One, Inc.’s purchase of its common stock during the quarter ended September 30, 2005 under its existing stock purchase program publicly announced on September 23, 1999:
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Number of Shares	Average Price Paid	Announced Plan or	Plans or Programs
Period	Purchased in Period	Per Share	Program	(A)

7/1/05 – 7/31/05	—	—	16,230,424	$376,328,000

8/1/05 – 8/31/05	919,000	20.39	17,149,024	$357,594,000

9/1/05 – 9/30/05	1,164,000	19.75	18,313,524	$334,592,000

	2,083,000	$20.04

(A)	Represents remaining authorization from the additional $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2005.
On August 31, 2005, the Company paid a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock. On November 2, 2005, the Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock.
Items 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1*	Form Amended and Restated Restricted Stock Unit Agreement under the Westwood One, Inc. 2005 Equity Compensation Plan for outside directors (4)
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report of Form 8-K dated September 13, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Shane Coppola

Name:	Shane Coppola
Title:	Chief Executive Officer

By:	/S/ Andrew Zaref

Name:	Andrew Zaref
Title:	Chief Financial Officer

Dated:	November 9, 2005

EXHIBIT INDEX

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1*	Form Amended and Restated Restricted Stock Unit Agreement under the Westwood One, Inc. 2005 Equity Compensation Plan for outside directors (4)
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report of Form 8-K dated September 13, 2005 and incorporated herein by reference.