Form 10-K
period 2005-12-31
WESTWOOD ONE INC /DE/
filed 2006-02-27
CIK 771950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
        ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number 001-14691
WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3980449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 West 57th Street
New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 641-2000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1.5 billion based on the last reported sales price of the registrant’s Common Stock on June 30, 2005 (the last business day of the most recently completed second quarter) and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2006, 85,973,821 shares (excluding treasury shares) of Common Stock, par value $0.01 per share, were outstanding and 291,796 shares of Class B Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant’s 2005 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc.
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
The Company provides local traffic and information broadcast reports in over 95 of the top 100 Metro Survey Area markets (referred to herein as “MSA markets”) in the United States. The Company also offers radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to eight 24-hour satellite-delivered continuous play music formats (“24/7 Formats”) and weekday and weekend news and entertainment features and programs. These programs include: major sporting events, including the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics, live personality intensive talk shows, live concert broadcasts, countdown shows, music and interview programs and exclusive satellite simulcasts with cable networks.
The Company is developing alternative revenue streams generally by leveraging its existing resources and creating new distribution channels for its extensive content. The Company provides programming to satellite radio services, services to complimentary distribution channels, and data for digital map and automotive navigation systems.
Westwood One is managed by CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation (“Infinity”)), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between the Company and CBS Radio (then Infinity) which expires on March 31, 2009 (the “Management Agreement”).
Industry Background
     Radio Broadcasting
There are approximately 11,000 commercial radio stations in the United States.
A radio station selects a style of programming (“format”) to attract a target listening audience and thereby attracts advertisers that are targeting that audience demographic. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.
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
In addition to the traditional “terrestrial” radio stations, new technologies and services have entered the marketplace. Currently, there are a number of satellite based broadcasters with programming very similar to traditional radio. Additionally, the radio industry is preparing to launch HD “High Definition” channels which may effectively increase the number of radio stations in the United States.
     Radio Advertising
Radio advertising time can be purchased on a local, regional or national basis. Local and regional purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a national radio network allows an advertiser to target its commercial messages to a specific demographic audience, nationally, on a cost-efficient basis. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.
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
In addition to targeting and reaching defined audiences, the Company’s products provide creative marketing opportunities, including endorsements by trusted personalities, product integration, association with high quality and desirable blue chip programming and on-location sponsorship opportunities at cost effective rates.
Business Strategy/Services
The Company’s business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own on a cost effective basis. The Company offers radio stations traffic and news information as well as a wide selection of regularly scheduled and special event syndicated programming and 24/7 Formats. The information, programs and formats are produced by the Company and, therefore, the stations typically have virtually no production costs. With respect to the Company’s programs and formats, each program or format is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One’s programs contain available commercial airtime that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and occasionally places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.
In 1996, the Company expanded its product offerings to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave the Company’s advertisers the ability to easily supplement their national purchases with local and regional purchases from the Company. It also allowed the Company to develop relationships with local and regional advertisers. In 1996 and 1998, the Company acquired the operating assets of Shadow Traffic in a total of 14 major metropolitan markets (4 in 1996 and 10 in 1998). In 1999, Westwood One significantly expanded its local and regional reach through its merger with the country’s largest traffic service provider, Metro Networks, Inc., which broadcast information reports in 67 of the 75 largest MSA markets in the United States. Since then, the Company has expanded its reach to more than 95 of the top 100 MSA markets. In late 2000, the Company continued its expansion of products with its acquisition of the operating assets of SmartRoute Systems, Inc. (“SmartRoute”), a company which collects, organizes and distributes a database of advanced traveler information through various electronic media and telecommunications.
Westwood One enters into affiliation arrangements with radio stations which require the affiliate to provide the Company with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast the Company’s programs and to use a portion of the program’s commercial slots to air national advertisements and any related promotional spots. With respect to 24/7 Formats, the Company typically receives a portion of the commercial airtime and a cash fee from the affiliated stations in exchange for the stations receiving the right to broadcast the formats.
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
The Company has personnel responsible for station sales and marketing its programs to radio stations. The Company’s staff develops and maintains close, professional relationships with radio station personnel to provide them with quick programming assistance.
     Local Traffic and Information Programming
The Company, through its Traffic and Information Division, provides traffic reports and local news, weather and sports information programming to radio and television affiliates.
The Company gathers traffic and other data utilizing the Company’s information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into the Company’s computer systems by the Company’s local writers and producers. This permits the Company to easily resell the information to third parties for distribution through the internet, wireless devices or personal digital assistants (“PDAs”) and various other distribution channels. The Company’s professional announcers read the customized reports on the air. The Company’s information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster’s style, etc.) are customized to meet each individual affiliate’s requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company’s services meet its affiliates’ goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent’s style is appropriate for the station’s format. The Company’s on-air talent often become integral “personalities” on such affiliate stations as a result of their significant on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.
The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately: 110 helicopters and fixed-wing aircraft; 39 mobile units; 32 airborne camera systems; 125 fixed-position camera systems; 70 broadcast studios and 1,400 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company’s operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables the Company’s on-air talent to deliver reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided. The Company believes its long-standing and continued investment in incident data and traffic gathering infrastructure differentiates the Company from its competitors.
The Company generally does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company’s affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated the reports with its own resources.

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates’ call letters from the scene of news events. Past examples have included, among others, providing live airborne coverage of the September 11 terrorist attack on the World Trade Center and the Seattle earthquake. By using our news helicopters, the Company feeds live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provide live customized airborne reports for the Company’s radio affiliates via the Company’s Metro Source service, which is described below. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 95 markets and that is able to provide customized reports to these markets.
Metro Source, an information service available to subscribing affiliates, is an information system and digital audio workstation that allows the Company’s news affiliates to receive via satellite and view, write, edit and report the latest news, features and show preparation material. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations which have subscribed to the service. Information and content for Metro Source is primarily generated from the Company’s staff of news bureau chiefs, state correspondents and professional news writers and reporters.
Local, regional and national news and information stories are fed to the Company’s national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company’s internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source.
As part of its efforts to expand its inventory and commercial footprint, the Company entered in 2005 into a strategic sales representation agreement with the Associated Press (“AP”). The AP agreement gives the Company the exclusive right to represent all of the AP’s :10 second news sponsorship inventory on over 150 AP radio affiliates. The Company believes the AP agreement provides it with an excellent opportunity to procure inventory from the AP’s nearly 4,000 affiliates.
     Television Programming Services
The Company supplies Television Traffic Services (“MetroTV Services”) to over 200 television stations. Similar to its radio programming services, the Company supplies with its MetroTV Services customized information reports which are generally delivered on air by its reporters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.
The Company utilizes live studio cameras in order to enable its traffic reporters to provide its Video News Services on television from the Company’s local broadcast studios. In addition, the Company provides its Video News Services from its aircraft and fixed-position based camera systems. The Video News Services include: (i) live video coverage from strategically located fixed-position camera systems; (ii) live video news feeds from the Company’s aircraft; and (iii) full-service, 24 hours per day/7 days per week video coverage from the Company’s camera crews using broadcast quality camera equipment and news vehicles.
     SmartRoute Systems
In 2000, the Company acquired the operating assets of SmartRoute (“SRS”) which develops non-broadcast traffic information. SRS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. SRS revenues are not presently a significant source of revenues to the Company.

The Company, through SmartRoute, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SRS brand name. In addition, the Company has participated in a number of Federal and State funded Intelligent Transportation System projects, including various operational, 511 Interactive Voice Response (“IVR”), advanced web sites, and combined advanced traveler and transit information systems for Massachusetts, Florida, North Carolina, Virginia, Missouri and New Jersey Departments of Transportation. SRS also operates Traffic Management Centers for Jacksonville, Florida; Massachusetts; South East Florida; and New Jersey Departments of Transportation.
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
     National Radio Programming
The Company produces and distributes 24/7 Formats, regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.
The Company controls most aspects of the production of its programs, thereby being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically five minutes or less), long-form programs (typically 60 minutes or longer) and 24/7 Formats. Typically, the short-form programs are produced at the Company’s in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced primarily at the Company’s in-house production facilities and recordings of live concert performances and sports events made on location. The 24/7 Formats are produced at the Company’s facilities in Valencia, California.
Westwood One also produces and distributes special event syndicated programs. In 2005, the Company produced and distributed numerous special event programs, including exclusive radio broadcasts of The Grammy Awards, the Academy of Country Music Awards, MTV Music Awards and the BET Awards, among others.
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
Westwood One’s syndicated programs are primarily produced at its in-house production facilities. The Company determines the content and style of a program based on the target audience it wishes to reach. The Company assigns a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because Westwood One controls the production process, it can refine the programs’ content to respond to the needs of its affiliated stations and national advertisers. In addition, the Company can alter program content in response to current and anticipated audience demand.
The Company produces and distributes eight 24/7 Formats providing music programming for Simply About Music, Mainstream Country, Hot Country, Bright Adult Contemporary, Soft Adult Contemporary, Oldies, Adult Standards and the Adult Rock and Roll formats. Using its production facilities in Valencia, California, the Company provides all the programming for stations affiliated with each of these formats. Affiliates compensate the Company for these formats by providing the Company with a portion of their commercial air time and, in most cases, cash fees.
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
     Advertising Sales and Marketing
The Company packages its radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this is a key factor in maintaining its affiliate relationships. The Company packages its television commercial airtime on a local, regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime and to optimize the efforts of the Company’s national internal structure of sales representatives. The Company’s advertising sales force is comprised of approximately 325 sales representatives and sales managers.
In most of the markets in which the Traffic and Information Division conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company’s advertising sales force is able to sell available commercial airtime in any and all of the Company’s markets in addition to selling such airtime in each local market, which the Company believes affords its sales representatives an advantage over certain of its competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company’s local sales representative in the city in which the airline is headquartered.
The Company’s typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging approximately 25 affiliates per market in our top 50 markets), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime into multiple “sponsorship” packages which it then sells as an information sponsorship package to advertisers throughout its networks on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company generally does not allow an advertiser to select individual stations from its networks on which to run its advertising campaign.
The Company believes that the positioning of advertisements within or adjacent to its information reports appeals to advertisers because the advertisers’ messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by the Company demonstrate that because the Company’s customized information reports are related to topics of significant interest to listeners, listeners often seek out the Company’s information reports. Since advertisers’ messages are embedded in the Company’s information reports, such messages have a high degree of impact on listeners and generally will not be “pre-empted” (i.e., moved by the radio station to another time slot). Most of the Company’s advertisements are read live by the Company’s on-air talent, providing the Company’s advertisers with the added benefit of an implied endorsement for their product.
Westwood One’s Network Division provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide through purchases of commercial airtime in its national radio networks and programs. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time from the Company. By purchasing time in networks or programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time. The Company, on occasion, supports its national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of Company programs and is designed to increase the advertisers’ target listening audience.
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
The Company has established a morning TV news network for its advertisers’ commercials to air during local news programming and local news breaks from 5:30 a.m. to 9:00 a.m. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.
Competition
In the MSA markets in which it operates, the Company competes for advertising revenue with local print and other forms of communications media, including magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. In addition, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, to gather information on their own.
In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for network radio advertising expenditures. In addition, the Company competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.
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
Government Regulation
Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). Westwood One, as a producer and distributor of radio programs and information services, is generally not subject to regulation by the FCC. The Traffic and Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.
Employees
On December 31, 2005, Westwood One had approximately 2,400 employees, including an advertising sales force of approximately 325 people and 660 part-time employees. In addition, the Company maintains continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately

660 of the Company’s employees are covered by collective bargaining agreements. The Company believes relations with its employees, unions and independent contractors are satisfactory.
Available Information
The Company is a Delaware corporation, having re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our internet website at www.westwoodone.com or from the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we file these reports with the SEC.
Cautionary Statement regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are based on management’s views and assumptions at the time the statements are made, however no assurances can be given that management’s expectations will come to pass. The forward-looking statements included in this document, including those related to our revenues, operating costs, general and administrative expenses, interest expense and capital expenditure trend for 2006, are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Item 1A. Risk Factors
          A wide range of factors could materially affect future developments and performance including the following:
•
Westwood One is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with CBS Radio stations.

•
The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors which could have an adverse effect upon the Company’s financial performance. These factors include:

– economic conditions, both generally and relative to the broadcasting industry;
– advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;
– the level of competition for advertising dollars;
– technological changes and innovations;
– fluctuations in programming costs;
– shifts in population and other demographics;
– changes in labor conditions; and
– changes in governmental regulations and policies and actions of federal and state regulatory bodies.

          Although the Company believes that its radio programming will be able to compete effectively and will continue to attract audiences and advertisers, there can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenues.
•
The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including CBS Radio and Clear Channel Communications, have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers. In addition, a major station group has recently announced plans to reduce overall amounts of commercial inventory broadcast on their radio stations. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements.

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 1B. Unresolved Staff Comments
This item is not applicable.
Item 2. Properties
The Company owns a 14,000 square-foot building in Culver City, California which contains administrative, and sales and marketing, as well as its two traffic and news reporting divisions, Metro Networks and Shadow Broadcast Services. The Company also owns a 7,900 square-foot building adjacent to its administrative and sales and marketing offices in Culver City, California. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 365,000 square feet in the aggregate, pursuant to the terms of various lease agreements.
The Company believes that its facilities are adequate for its current level of operations.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
On February 1, 2006, there were approximately 194 holders of record of the Company’s Common Stock, several of which represent “street accounts” of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its 2006 shareholders’ meeting, the Company estimates that the total number of beneficial holders of the Company’s Common Stock exceeds 5,000.
Since December 15, 1998, the Company’s Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. The following table sets forth the range of high and low last sales prices on the NYSE for the Common Stock for the calendar quarters indicated.

	High	Low
2005
First Quarter	$26.65	$19.96
Second Quarter	20.75	18.30
Third Quarter	20.93	19.06
Fourth Quarter	19.84	16.02

2004
First Quarter	$34.66	$27.82
Second Quarter	32.40	22.76
Third Quarter	24.36	19.21
Fourth Quarter	26.95	20.12
The last sales price for the Company’s Common Stock on the NYSE on February 15, 2006 was $13.86.
On April 29, 2005, August 3, 2005 and November 2, 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common Stock and $0.08 per share for every issued and outstanding share of Class B stock. No cash dividend was paid on the Company’s stock during 2004, and the payment of dividends is restricted by the terms of its loan agreements, to the extent that such a payment would cause an event of default. The Company expects to continue to use its cash flows and available bank borrowings to pay quarterly dividends; however, the payment of future dividends, including the establishment of record and payment dates, is subject to the final determination by the Company’s Board of Directors.
There is no established public trading market for our Class B Stock. However, the Class B Stock is convertible to Common Stock on a share-for-share basis. On February 1, 2006, there were 3 holders of record of the Company’s Class B Stock.
Equity Compensation Plan Information
The following table contains information regarding the Company’s equity compensation plans as well as regarding warrants issued to CBS Radio under the Management Agreement as of December 31, 2005:

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available for
Plan Category	warrants and rights	rights	future issuance
Equity compensation plans approved by security holders
Options (1)	7,787,589	$25.07	9,674,070
Warrants (2)	4,000,000	50.77	N/A
Restricted Stock Units	100,683	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

Total	11,888,272		9,674,070

(1)
Options included herein were granted or are available for grant as part of the Company’s 1989 and/or 1999 stock option plans that were approved by shareholders of the Company. The Compensation Committee of the Board of Directors approves periodic option grants to executive officers and other employees based on their contributions to the operations of the Company. Also, on May 19, 2005, the stockholders of the Company approved the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) at the Company’s annual meeting of stockholders. Among other things, the 2005 Plan provides for the granting of restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan. Pursuant to the 2005 Plan, beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of stockholders, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of stockholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to the Company’s Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its Common Stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Company’s Common Stock. For a more complete description of the provisions of the 2005 Plan, refer to the Company’s proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.

(2)
Warrants included herein were granted to CBS Radio in conjunction with the Management Agreement, and were approved by shareholders of the Company on May 29, 2002. Of the seven warrants issued, two warrants to purchase an aggregate of 2,000,000 shares of Common Stock each have an exercise price of $43.11 and $48.36, respectively, and become exercisable: (A) if the average price of the Company’s Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants. Of the remaining five warrants to purchase an aggregate of 2,500,000 shares of Common Stock, the exercise price for each of the five warrants is equal to $38.87, $44.70, $51.40, $59.11, and $67.98, respectively. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. However, in order for the warrants to become exercisable, the average price of the Company’s Common Stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2005 must equal or exceed $40.66 for the warrants to become exercisable. The average stock price for the 15 trading days prior to January 2, 2005 did not equal or exceed $40.66, and therefore, the warrants did not become exercisable. In the case of the $44.70 warrants, the company’s average stock price for the 15 trading days prior to January 2, 2006 did not exceed $31.37, and therefore the warrants did not become exercisable.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
			Part of Publicly	Under the Plans or
	Number of Shares	Average Price Paid	Announced Plans or	Programs
Period	Purchased in Period	Per Share	Programs	(A)
10/1/05 – 10/31/05	250,000	$18.67	18,563,524	$329,925,000
11/1/05 – 11/30/05	322,000	17.90	18,885,824	324,155,000
12/1/05 – 12/31/05	1,366,000	16.56	20,251,424	301,534,000

	1,938,000	$17.06

(A)
Represents remaining authorization from the additional $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2005. The Company’s existing stock purchase program was publicly announced on September 23, 1999.

Item 6. Selected Financial Data
      (In thousands except per share data)

	2005 (1)	2004 (1)	2003(1)	2002 (1)	2001
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenues	$557,830	$562,246	$539,226	$550,751	$515,940

Operating and Corporate Costs, Excluding Depreciation and Amortization	381,740	378,240	357,688	360,390	349,936

Depreciation and Amortization	20,826	18,429	11,513	11,464	67,611

Operating Income	155,264	165,577	170,025	178,897	98,393

Net Income	$84,683	$95,490	$100,039	$109,115	$43,195

Income Per Basic Share	$.93	$.98	$.99	$1.03	$.40
Income Per Diluted Share	$.93	$.97	$.97	$1.00	$.38

BALANCE SHEET DATA AT DECEMBER 31:
Current Assets	$172,245	$174,346	$165,495	$153,628	$140,527
Working Capital	72,094	93,005	81,433	63,542	35,012
Total Assets	1,230,877	1,246,279	1,262,034	1,266,312	1,210,017
Long-Term Debt	427,514	359,439	300,366	232,135	152,000
Total Shareholders’ Equity	684,641	784,493	835,950	903,040	915,371

(1)
Results for the years ended December 31, 2005, 2004, 2003 and 2002 include the effects of adopting Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Retroactive application prior to January 1, 2002 was prohibited.

—
No cash dividend was paid on the Company’s Common Stock during the periods 2002 to 2004. In 2005, the Company’s board of directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common Stock and $0.08 per share for every issued and outstanding share of Class B stock on each of April 29, 2005, August 3, 2005 and November 2, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including CBS Radio and Clear Channel Communications, have emerged as powerful forces in the industry. Westwood One is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with CBS Radio stations.
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
There are a variety of factors that influence the Company’s revenues on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy; (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (iii) advertiser demand on a local/regional or national basis for radio related advertising products; (iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base; and (v) competitive and alternative programs and advertising mediums.
Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that the Company closely monitors advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three month period. Factors impacting the pricing of commercial airtime include, but are not limited to: (i) the dollar value, length and breadth of the order; (ii) the desired reach and audience demographic; (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenues are significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser.
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
We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenues, operating income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds. The Company carefully considers matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances wherein the Company functions as the principal in the transaction, the revenues and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances wherein the Company functions as an agent or sales representative, the Company’s effective commission is presented within Revenues with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements should be considered when elevating operating margin and/or increases and decreases in operating expenses.
Revenues
Revenues presented by type of commercial advertisements are as follows for the years ending December 31:

	2005		2004		2003
	$	% of Total	$	% of Total	$	% of Total
Local/Regional	$300,560	54%	$299,307	53%	$283,687	53%
National	257,270	46%	262,939	47%	255,539	47%

Total (1)	$557,830	100%	$562,246	100%	$539,226	100%

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

Fiscal Year 2005 as compared to Fiscal Year 2004
Revenues for the year ended December 31, 2005 decreased $4,416, or 0.8%, compared with the year ended December 31, 2004. During the year ended December 31, 2005, revenues aggregated from the sale of local/regional airtime increased approximately 0.4%, or approximately $1,253, while national-based revenues decreased approximately 2.2%, or $5,669.
The increase in local/regional revenues was facilitated by a combination of an increase in the quantity of commercial airtime available for sale, improved inventory utilization and management and the increased demand for information services and data by terrestrial and non-terrestrial users. Further, the increase in demand for our local/regional commercial airtime was greatest in the Western region. Revenues primarily increased in the Auto Dealers and Manufacturers, Business Services, Quick Service Restaurant, Internet, Utilities and Energy categories.

The decline in our aggregated national-based revenues was primarily a result of an estimated $6,000 of non-comparable revenues associated with the Company’s exclusive 2004 Summer Olympics radio broadcast and a decrease in news programming offset by increases in the music, talk and sports programming categories.
Fiscal Year 2004 as compared to Fiscal Year 2003
Revenues for the year ended December 31, 2004 increased $23,020, or 4.3%, compared with the year ended December 31, 2003. The increase in revenues is attributable to an increase in demand for the Company’s local/regional commercial airtime, coupled with non-comparable revenues associated with the Company’s exclusive 2004 Summer Olympic broadcast. During the year ended December 31, 2004, revenues aggregated from the sale of local/regional airtime increased approximately 5.5%, or approximately $15,620, while national-based revenues increased approximately 2.9%, or $7,400.
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
In 2004, the increase in our aggregated national-based revenues was primarily in the news and sports programming categories as a result of an estimated $6,000 of revenue associated with the Company’s exclusive 2004 Summer Olympics radio broadcast and a better radio advertising climate.
Operating Costs
Operating costs for the years ended December 31,:

	2005		2004		2003
	$	% of total	$	% of total	$	% of total
Programming, production and distribution expenses	$279,364	75%	$278,232	75%	$261,754	75%
Selling expenses	52,089	14%	53,246	15%	53,264	15%
Other operating expenses	40,824	11%	38,156	10%	35,564	10%

	$372,277	100%	$369,634	100%	$350,582	100%

Fiscal Year 2005 as compared to Fiscal Year 2004
Operating costs increased $2,643, or 0.7%, to $372,277 from $369,634 in 2004. The increase was principally attributable to increases in programming, production and distribution expenses resulting from increased costs in connection with the development of new and expanded program offerings, new and expanded traffic and information markets and higher broadcast rights fees resulting from increases in existing and new program commitments. These increases were offset by reduced distribution expenses and the non-comparable costs in 2004 associated with our exclusive broadcast of the 2004 Summer Olympic games. Operating costs also increased due to an increase of 7% in other operating expenses, primarily labor, but also including facilities and other fees, offset by a decrease in selling expenses, primarily as a result of decreases in promotional and travel and entertainment expenses, but also because of slightly reduced selling related labor costs correlated with a decline in revenue.
Fiscal Year 2004 as compared to Fiscal Year 2003
Operating costs increased 5.4% to $369,634 in 2004 from $350,582 in 2003. The increase in 2004 was principally attributable to an estimated $6,000 of costs associated with our exclusive broadcast of the 2004 Summer Olympic games, increases in programming, production and distribution expenses resulting from the investment in national audiences as a result of adding station affiliations, expanding into approximately four new traffic and information markets, the development of new program offerings and normal recurring contractual rate increases with respect to existing programming. In addition, during the year ended December 31, 2003 the Company received proceeds of $3,200 from an insurance settlement related to claims attributable to the September 11, 2001 terrorist attacks which offset reported operating expenses for the year ended December 31, 2003.
Depreciation and Amortization
Depreciation and amortization increased 13.0% to $20,826 in 2005 from $18,429 in 2004, and increased 60.1% to $18,429 in 2004 from $11,513 in 2003. The increase in 2005 was principally attributable to the amortization of warrants issued to CBS Radio as part of the extension of the Management Agreement which was effective in the second quarter of 2004, over four quarters in 2005 as compared to three quarters in 2004. The increase in 2004 was principally attributable to higher amortization resulting from an increase in the fair market value of the warrants issued to CBS Radio as part of the extension of the Management Agreement which was effective in the second quarter of 2004.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased 10% to $9,463 in 2005 from $8,606 in 2004, and increased 21.1% in 2004 from $7,106 in 2003. The 2005 increase was principally attributable to higher expenses associated with our corporate governance, business development and certain compliance initiatives. The 2004 increase was principally attributable to higher expenses associated with our corporate governance activities, including fees incurred for professional services and increased severance amounts.
Operating Income
Operating income decreased 6.2% to $155,264 in 2005 from $165,577 in 2004, and decreased 2.6% in 2004 from $170,025 in 2003. The 2005 decrease was principally attributable to the decline in net revenues and higher operating and depreciation and amortization costs. The 2004 decrease was principally attributable to higher depreciation and amortization expense and operating costs partially offset by increased net revenues.
Interest Expense
Interest expense was $18,315, $11,911 and $10,132 in 2005, 2004 and 2003, respectively. The 2005 increase was attributable to higher outstanding borrowings under our credit facilities and higher average interest rates The 2004 increase was attributable to higher outstanding debt and the accelerated amortization of previously capitalized deferred debt issuance costs in connection with the refinancing of our bank credit facility. Our average effective interest rate for 2005, 2004 and 2003 was 4.29% 3.1% and 3.1%, respectively. The increase in the 2005 and 2004 debt levels result from share repurchases pursuant to the Company’s stock repurchase program, as well as dividend payments made quarterly throughout 2005, which are further described below.
Other (Income) Expense
Other income was $1,440 in 2005 as compared to $948 in 2004. In the fourth quarter of 2005, the Company sold a building in Culver City, California and consolidated the operations of that facility into another Company owned property. The pre-tax gain recognized on the sale of the property was $1,022.
The Company previously owned 450,000 shares of common stock in SportsLine.com, Inc. (“SportsLine,” previously known as SportsLine USA, Inc.). In December of 2004, SportsLine was acquired by Viacom Inc. (“Viacom”) and the terms of the acquisition provided that all public shareholders of SportsLine were entitled to receive cash upon closing of the transaction. For the period ending December 31, 2004, the Company recognized a net gain of $787,500 in Other income, as a result of the sale of its interest in SportsLine.
Provision for income taxes
The income tax provisions for 2005, 2004 and 2003 are based on annual effective tax rates of 38.8%, 38.2% and 37.5%, respectively, resulting in income tax expense of $53,706, $59,124 and $59,906 in 2005, 2004 and 2003, respectively. The Company’s effective income tax rate in 2005 was higher than in 2004 principally as a result of higher state taxes resulting from recent tax developments in the states in which we operate. The Company’s effective rate increased in 2004 from 2003 as a result of similar state changes. For the years ended December 31, 2005, 2004 and 2003, a portion of the Company’s current income tax expense is not paid in cash as a result of tax deductions related to stock option exercises and warrant purchases of $1,327, $18,182 and $3,911 respectively, which are credited directly to Additional Paid in Capital.
Net income
Net income in 2005 decreased 11.3% to $84,683 ($0.93 per basic share and $0.93 per diluted share) from $95,490 ($0.98 per basic share and $0.97 per diluted share) in 2004 and decreased 4.5% in 2004 from $100,039 ($0.99 per basic share and $0.97 per diluted share) in 2003.
Earnings per share
Weighted averages shares outstanding for purposes of computing basic earnings per share were 91,006,000, 97,177,000 and 101,243,000 in 2005, 2004 and 2003, respectively. The decreases in each of the previous two periods were primarily attributable to Common Stock repurchases under the Company’s stock repurchase program partially offset by additional share issuances as a result of stock option exercises. Weighted average shares outstanding for purposes of computing diluted earnings per share were 91,488,000, 98,454,000 and 103,625,000 in 2005, 2004 and 2003, respectively. The changes in weighted average diluted shares are due principally to the decrease in basic shares and the effect of the decrease in the Company’s share price, partially offset by the effect of stock option and restricted stock unit grants.
Liquidity and Capital Resources
The Company continually projects anticipated cash requirements, which include share repurchases, dividends, potential acquisitions, capital expenditures, and principal and interest payments on its outstanding and future indebtedness. Funding requirements have been financed through cash flow from operations and the issuance of long-term debt.
At December 31, 2005, the Company’s principal sources of liquidity were its cash and cash equivalents of $10,399 and available borrowings under its bank facility as further described below.
The Company has and continues to expect to generate significant cash flows from operating activities. For the years ended December 31, 2005, 2004 and 2003, net cash provided by operating activities were $119,150, $127,974 and $107,870, respectively. For 2005, net cash from operating activities decreased $8,824 from 2004. The decrease is primarily attributable to a decrease in net income, and changes in working capital, including timing differences in cash taxes paid which may or may not occur in the future. For 2004, net cash from operating activities increased $20,104 from 2003. The increase is primarily attributable to a decrease in cash taxes paid resulting from higher tax benefits from the exercise of stock options in 2004. Upon the adoption of Statement of Financial Accounting Standards 123R, the tax benefit from the exercise of stock options will be classified as a financing activity.
At December 31, 2005, the Company has an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the “New Facility”), both of which mature in 2009. The New Facility was entered into with a syndicate of banks led by JP Morgan Chase Bank and Bank of America on March 3, 2004 when the Company refinanced its existing senior loan agreement. In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowing under the existing facility. As of December 31, 2005, the Company had available borrowings of $70,000 under the New Facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Company also has issued, through a private placement, $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two classes of Senior Unsecured Notes. The New Facility and/or Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. None of these covenants are expected to have an impact on the Company’s ability to operate and manage its business.
In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2005, the Company’s Board of Directors authorized an additional $300,000 for such stock repurchase program, which gave the Company, as of April 29, 2005, authorization to repurchase up to $402,023 of its Common Stock. Under its stock repurchase program, the Company purchased approximately: 8,015,000 shares of the Company’s Common Stock, at a total cost of $160,604, in 2005; 8,456,000 shares of the Company’s Common Stock, at a total cost of $216,503, in 2004; and 5,534,000 shares of the Company’s Common Stock and warrants, at a total cost of $180,412, in 2003. The Company expects to continue to use its cash flow and credit facilities to repurchase its Common Stock. At the end of December 2005, the Company had authorization to repurchase up to an additional $301,534 of its Common Stock.
On April 29, 2005, the Board of Directors declared the Company’s first cash dividend of $0.10 per share of issued and outstanding Common Stock and $0.08 per share of issued and outstanding Class B stock. The Board declared additional dividends for all issued and outstanding common and Class B stock on the same terms on August 3, 2005 and November 2, 2005. Dividend payments totaling $27,032 were made in 2005. On February 2, 2006, the Board of Directors declared another dividend for all issued and outstanding common and Class B stock on the same terms.
The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
The Company is currently working with a syndication of banks to increase its credit facilities. Subject to market conditions, the Company expects to complete this process during the first quarter of 2006.
The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.
Investments
On November 9, 2005, the Company purchased a senior secured note from Canadian Traffic Network ULC (“CTN”) for $2,000. The note, which bears interest at an annual rate of 10%, is due to the Company upon the earlier of (i) November 9, 2008, (ii) one year following an initial public offering of CTN or Global Traffic Network, Inc., the parent company of CTN, or (iii) such earlier date as such amount shall become due and payable on account of accelerations in accordance with its terms. The note is secured by certain assets of CTN. Interest payments are due quarterly, commencing December 31, 2005. This note has been included in Other Assets in the accompanying Consolidated Balance Sheet. Concurrently, the Company and CTN entered into a cross-selling arrangement enabling the respective entities to sell each other’s inventory locally in exchange for a commission.
On October 28, 2005, the Company became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, the Company will serve as the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. The Company holds a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners.
As part of the POP Radio transaction, the Company posted a $1,400 bond with the Superior Court of the State of Connecticut as surety for a temporary injunction issued in favor of POP Radio against News America In-Store Marketing, Inc. (“NAMI”). If the sales representative agreement terminates, the Company’s obligation to provide the bond shall terminate. If any amount of the bond has been paid to NAMI at such time of termination, such amount shall be immediately due and payable by POP Radio. If any amounts are paid under the NAMI bond during the term of the sales representative agreement, such amounts shall be deducted from the monthly and/or quarterly payments payable by the Company in accordance with the terms of the sales representative agreement.

Contractual Obligations and Commitments
The following table lists the Company’s future contractual obligations and commitments as of December 31, 2005:

		Payments due by Period
Contractual Obligations	Total	<1 year	1 - 3 years	3 - 5 years	>5 years
Long-term Debt (1)	$533,033	$22,596	$45,192	$299,997	$165,248
Capital Lease Obligations	5,440	960	1,920	1,920	640
Operating Leases	37,556	7,267	12,342	7,910	10,037
Other Long-term Obligations	326,301	99,132	161,912	54,657	10,600

Total Contractual Obligations	$902,330	$129,955	$221,366	$364,484	$186,525

(1)
Includes the estimated net interest payments on fixed and variable rate debt and related interest rate swaps. Estimated interest payments on floating rate instruments are computed using the Company’s interest rate as of December 31, 2005, and borrowings outstanding are assumed to remain at current levels.

The Company has long-term noncancelable operating lease commitments for office space and equipment. The Company has also entered into capital leases for satellite transponders.
Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $114,653 of payments due under the Management Agreement and the Representation Agreement. See below the section entitled “Related Parties” and Note 2 – “Related Party Transactions” to the consolidated financial statements for further discussion.
Related Parties
CBS Radio holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the years ended December 31, 2005, 2004 and 2003, CBS Radio earned cash compensation of $2,853, $2,959 and $2,793, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.
In addition to the base fee and incentive compensation described above, the Company granted to CBS Radio two fully vested and non-forfeitable warrants to purchase 4,000,000 shares of the Company’s Common Stock in the aggregate (comprised of one warrant to purchase 2,000,000 shares at an exercise price of $10.00 per share and another warrant to purchase 2,000,000 shares at an exercise price of $12.50 per share) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company’s Common Stock reached certain market prices, which have subsequently been achieved. In 2002, Infinity (now CBS Radio) sold its $12.50 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $51,070. In 2001, Infinity sold its $10.00 warrant, representing 2,000,000 shares of Common Stock, to the Company for cash consideration of $41,350. The repurchase of the CBS Radio warrants for cash consideration has been reflected as a reduction to Additional Paid in Capital during 2002 and 2001.
On May 29, 2002, the Company’s shareholders ratified an extension of the Management Agreement for an additional five-year term, which commenced April 1, 2004, and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate CBS Radio via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to CBS Radio seven fully vested and nonforfeitable warrants to purchase 4,500,000 shares of the Company’s Common Stock (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant). For additional information on these warrants see Note 2 – “Related Party Transactions” to our consolidated financial statements.

In addition to the Management Agreement described above, the Company also enters into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio – collectively referred to in this report as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company’s shareholders, between the Company and CBS Radio or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the Company’s Board of Directors. During 2005, the Company incurred expenses aggregating approximately $78,389 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and affiliates ($84,338 in 2004 and $80,659 in 2003). The description and amounts regarding related party transactions set forth in this report, and the consolidated financial statements and related notes, also reflect transactions between the Company and Viacom because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.
Critical Accounting Policies and Estimates
Westwood One’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.
Allowances for doubtful accounts – we maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $2,035, or 0.4% of revenue, in 2005, $874, or 0.2% of revenue, in 2004, and $3,624, or 0.7% of revenue, in 2003. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few significant bad debts.
Estimated useful lives of property, plant and equipment, and intangible assets – we estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1- “Summary of Significant Accounting Policies” of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset.
Westwood evaluates its intangible assets for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible

Assets. Westwood’s intangible asset balance is material ($987,000 at December 31, 2005), and the evaluation of intangible assets requires that the Company make important assumptions and judgments about future operating results and cash flows as well as discount rates. In estimating future operating results and cash flows, the Company considers internal budgets and strategic plans, expected long term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company’s judgments, or if changes in assumed discount rates are made, an impairment charge may be necessary to reduce the carrying value of intangible assets, which charge could be material to the Company’s operations.
Valuation of stock options and warrants and barter transactions – For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert.
Barter transactions represent the exchange of commercial announcements for merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1 and Item 1A “Risk Factors”), which would require the Company to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions.
Recent Accounting Pronouncements Affecting Future Results
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No.3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.
In the first quarter of 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provided further clarification regarding the implementation of SFAS 123R. SAB 107 provides the SEC staff position regarding the application of SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.
Effective January 1, 2006, the Company adopted SFAS 123R and SAB 107. In connection with the adoption, the Company will restate all prior periods to reflect stock compensation expense beginning with the financial information for the three-month period ending March 31, 2006. For information regarding the impact of adoption on the Company’s Consolidated Statement of Operations, refer to Note 1- “Summary of Significant Accounting Policies” in the consolidated financial statements included herein.
In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” This standard is effective for non-monetary asset exchanges occurring after July 1, 2005. The adoption of this standard did not impact the Company’s consolidated financial statements.
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
In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points.
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
With respect to the borrowings pursuant to the Company’s revolving credit facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5,000 for every $2,000 of outstanding debt. As of December 31, 2005, the Company had $230,000 outstanding under the New Facility.
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate non-performance by the counterparties.
The Company’s receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which the Company operates.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the related notes and schedules were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with generally accepted accounting principles and include amounts based upon management’s best estimates and judgments. All financial information in this annual report is consistent with the consolidated financial statements.
The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures.
Westwood One’s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent registered accountants, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining the Company’s independent accountants. The independent accountants have full and free access to the Audit Committee with and without management’s presence. Further, as a result of changes in the listing standards for the New York Stock Exchange and as a result of the Sarbanes-Oxley Act of 2002, members of the Audit Committee will be required to meet stringent independence standards and at least one member must have financial expertise. The majority of our Audit Committee members satisfy the new independence standards and the Audit Committee also has at least one member with financial expertise.
The consolidated financial statements and the related notes and schedules of the Company are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-21 and by this reference incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and concluded that it is effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and has expressed unqualified opinions in their report which appears on page F-2.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
     Additionally, the Company has submitted to the NYSE a certification by its then Chief Executive Officer that as of June 17, 2005, he is not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.
Item 11. Executive Compensation
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after then end of the Company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K
1,2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION
3.1	Restated Certificate of Incorporation, as filed on October 25, 2002. (14)
3.2	Bylaws of Registrant as currently in effect. (6)
4.	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the Purchasers parties thereto. (15)
10.1	Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8) *
10.2	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16)*
10.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7) *
10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)
10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)
10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)
10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8	Management Agreement, dated as of March 30, 1999, as amended by Letter Agreement dated April 15, 2002 by and between Registrant and Infinity Broadcasting Corporation. (9) (13)
10.9	Amended and Restated Representation Agreement, dated as of March 30, 1999, by and between Registrant and Infinity Broadcasting Corporation (9)
10.9.1	Letter Agreement, dated April 15, 2002, amending the Amended and Restated Representation Agreement between Registrant and Infinity Broadcasting Corporation (13)
10.10	Registrant Amended 1999 Stock Incentive Plan. (23) *
10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19) *
10.12	Registrant 1989 Stock Incentive Plan. (3) *
10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5) *
10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices. (11)
10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17) *
10.16	Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref. (18) *
10.17	Employment Agreement, dated June 1, 1999, between Registrant and Charles I. Bortnick, as amended by Amendment 1 to Employment Agreement, effective January 1, 2002; Amendment 2 to Employment Agreement, effective June 1, 2002; and Amendment 3 to Employment Agreement, dated June 1, 2004. (18) *
10.18	Registrant 2005 Equity Compensation Plan (19) *
10.19	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20) *
10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21) *
10.21	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21) *
10.22	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (22) *
10.23	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (22) *

EXHIBIT
NUMBER (A)	DESCRIPTION
10.24	Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006. *†
21	List of Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. †
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. †
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***

*	Indicates a management contract or compensatory plan
†	Filed herewith.
***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.
(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s April 29, 2002 proxy statement and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to Company’s current report of Form 8-K dated September 13, 2005 and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 23, 2005 and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.

Date: February 24, 2006	By:	/S/ ANDREW ZAREF
Andrew Zaref
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PETER KOSANN Peter Kosann	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2006
/S/ ANDREW ZAREF Andrew Zaref	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	February 24, 2006
/S/ NORMAN J. PATTIZ Norman J. Pattiz	Chairman of the Board of Directors	February 23, 2006
/S/ ALBERT CARNESALE Albert Carnesale	Director	February 23, 2006
/S/ DAVID L. DENNIS David L. Dennis	Director	February 23, 2006
/S/ GERALD GREENBERG Gerald Greenberg	Director	February 23, 2006
/S/ ROBERT K. HERDMAN Robert K. Herdman	Director	February 23, 2006
/S/ JOEL HOLLANDER Joel Hollander	Director	February 24, 2006
/S/ DENNIS HOLT Dennis Holt	Director	February 22, 2006
/S/ STEVEN A. LERMAN Steven A. Lerman	Director	February 23, 2006

Signature	Title	Date
/S/ GEORGE MILES George Miles	Director	February 23, 2006
/S/ LESLIE MOONVES Leslie Moonves	Director	February 23, 2006
/S/ JOSEPH B. SMITH Joseph B. Smith	Director	February 22, 2006
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders as of the date of this report. The registrant’s annual report and definitive proxy statement for its 2006 annual meeting of shareholders will be furnished to security holders within 120 days of the registrant’s 2005 fiscal year end and will be filed with the Commission at the time such materials are sent to the security holders.

WESTWOOD ONE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Westwood One, Inc.:
We have completed integrated audits of Westwood One, Inc.’s (“Westwood” or “the Company”) December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 24, 2006

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,399	$10,932
Accounts receivable, net of allowance for doubtful accounts of $2,797 (2005) and $2,566 (2004)	135,184	142,014
Prepaid and other assets	26,662	21,400

Total Current Assets	172,245	174,346
PROPERTY AND EQUIPMENT, NET	41,166	47,397
GOODWILL	982,219	981,969
INTANGIBLE ASSETS, NET	5,007	6,176
OTHER ASSETS	30,240	36,391

TOTAL ASSETS	$1,230,877	$1,246,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,044	$13,135
Amounts payable to related parties	21,192	20,274
Deferred revenue	9,086	14,258
Income taxes payable	21,861	5,211
Accrued expenses and other liabilities	32,968	28,463

Total Current Liabilities	100,151	81,341
LONG-TERM DEBT	427,514	359,439
DEFERRED INCOME TAXES	10,619	12,541
OTHER LIABILITIES	7,952	8,465

TOTAL LIABILITIES	546,236	461,786

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 86,673,821 (2005) and 94,353,675 (2004)	867	944
Class B stock, $.01 par value: authorized, 3,000,000 shares: issued and outstanding, 291,796 (2005 and 2004)	3	3
Additional paid-in capital	211,610	369,036
Accumulated earnings	472,161	414,510

TOTAL SHAREHOLDERS’ EQUITY	684,641	784,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,230,877	$1,246,279

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

NET REVENUES	$557,830	$562,246	$539,226

Operating Costs (includes related party expenses of $78,388, $84,338 and $80,659, respectively)	372,277	369,634	350,582

Depreciation and Amortization (includes related party warrant amortization of $9,706, $7,618 and $1,352, respectively)	20,826	18,429	11,513

Corporate General and Administrative Expenses (includes related party expenses of $2,853, $2,959 and $2,793, respectively)	9,463	8,606	7,106

	402,566	396,669	369,201

OPERATING INCOME	155,264	165,577	170,025
Interest Expense	18,315	11,911	10,132
Other (Income) Expense	(1,440)	(948)	(52)

INCOME BEFORE INCOME TAXES	138,389	154,614	159,945
INCOME TAXES	53,706	59,124	59,906

NET INCOME	$84,683	$95,490	$100,039

EARNINGS PER SHARE:
BASIC	$0.93	$0.98	$0.99

DILUTED	$0.93	$0.97	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	91,006	97,117	101,243

DILUTED	91,488	98,454	103,625

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Additional				Total
	Common Stock		Class B Stock		Paid-in	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2002	103,989	$1,040	704	$7	$684,311	$218,981	(35)	$(1,299)	$903,040
Net income for 2003	—	—	—	—	—	100,039	—	—	100,039
Issuance of common stock under stock option plans	602	6	—	—	13,277	—	—	—	13,283
Purchase of treasury stock	—	—	—	—	—	—	(5,534)	(180,412)	(180,412)
Retirement of treasury stock	(5,534)	(55)	—	—	(180,456)	—	5,534	180,511	—

BALANCE AT DECEMBER 31, 2003	99,057	$991	704	$7	$517,132	$319,020	(35)	$(1,200)	$835,950
Net income for 2004	—	—	—	—	—	95,490	—	—	95,490
Issuance of common stock under stock option plans	3,788	38	(412)	(4)	69,522	—	—	—	69,556
Purchase of treasury stock	—	—	—	—	—	—	(8,456)	(216,503)	(216,503)
Retirement of treasury stock	(8,491)	(85)	—	—	(217,618)	—	8,491	217,703	—

BALANCE AT DECEMBER 31, 2004	94,354	$944	292	$3	$369,036	$414,510	—	$—	$784,493
Net income for 2005	—	—	—	—	—	84,683	—	—	84,683
Issuance of common stock under stock option plans	335	3	—	—	2,698	—	—	—	2,701
Restricted Stock Units			—	—	400	—	—	—	400
Cash dividend paid					—	(27,032)			(27,032)
Purchase of treasury stock	—	—	—	—	—	—	(8,015)	(160,604)	(160,604)
Retirement of treasury stock	(8,015)	(80)			(160,524)		8,015	160,604	—

BALANCE AT DECEMBER 31, 2005	86,674	$867	292	$3	$211,610	$472,161	—	$—	$684,641

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	December 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$84,683	$95,490	$100,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,826	18,429	11,513
Disposal of Property and Equipment	60	—	—
Deferred taxes	(2,962)	642	5,331
Non-cash stock compensation	400	391	—
Gain on sale of property	(1,022)	—	—
Amortization of deferred financing costs	333	709	635

	102,318	115,661	117,518
Changes in assets and liabilities:
Accounts receivable	6,830	(7,082)	(4,044)
Prepaid and other assets	(6,787)	1,929	(1,186)
Deferred revenue	(5,172)	2,043	(525)
Income taxes payable	17,237	17,324	2,822
Accounts payable and accrued expenses and other liabilities	3,807	(3,495)	(8,348)
Amounts payable to related parties	918	1,594	1,633

Net Cash Provided By Operating Activities	119,151	127,974	107,870

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,524)	(5,920)	(4,370)
Proceeds from sale of property	2,244	—	—
Purchase of loan receivable	(2,000)	—	—
Acquisition of companies and other	(181)	6	(602)

Net Cash Used in Investing Activities	(4,461)	(5,914)	(4,972)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	3,055	38,595	9,372
Borrowings under bank and other long-term obligations	105,000	195,000	70,000
Debt repayments and payments of capital lease obligations	(35,642)	(135,602)	(564)
Dividend Payments	(27,032)	—	—
Repurchase of common stock	(160,604)	(216,503)	(180,412)
Deferred financing costs	—	(1,283)	—

Net Cash Used in Financing Activities	(115,223)	(119,793)	(101,604)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(533)	2,267	1,294

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,932	8,665	7,371

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,399	$10,932	$8,665

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
NOTE 1 — Summary of Significant Accounting Policies:
Nature of Business
Westwood One, Inc. and its subsidiaries (collectively, the “Company”) supply radio and television station affiliates throughout the United States with a broad range of programming and information services. The Company is the largest domestic outsource provider of traffic reporting services and the nation’s largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.
Westwood One is managed by CBS Radio, Inc. (“CBS Radio”, previously known as Infinity Broadcasting Corporation (“Infinity”)), a wholly-owned subsidiary of CBS Corp., pursuant to a management agreement between the Company and CBS Radio (then Infinity) which expires on March 31, 2009 (the “Management Agreement”).
Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.
Geographic and Segment Information
Statement of Financial Accounting Standards 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of financial and descriptive information about reportable operating segments, revenues by products or services, and revenues and assets by geographic areas. The Company has determined that it operates in a single reportable operating segment: the sale of commercial airtime. The Company identifies segments based on the Company’s organization under one management group. The Company’s operations are managed as one unit and resources are allocated without regard to separate functions.
Revenue Recognition
Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $20,200, $22,083, and $22,441 has been recognized for the years ended December 31, 2005, 2004 and 2003, respectively and barter expenses of $17,038, $20,808, and $20,885 have been recognized for the years ended December 31, 2005, 2004 and 2003, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. For 2005, 2004, and 2003, total advertising expense was $3,318, $4,601 and $5,078, respectively.
Equity-Based Compensation
Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
No compensation expense has been recognized in the accompanying financial statements for stock option grants as all such grants had an exercise price not less than the closing price of the stock on the date of grant, except for a non-cash stock compensation charge of $391 recorded in 2004 in connection with the change in status of an employee to an independent contractor, and $400 recorded in 2005 in connection with the grant of restricted stock units (“RSUs”) to certain individuals (see Note 9 – Equity Compensation for more information). Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net Income as Reported	$84,683	$95,490	$100,039
Add: Stock-based compensation included in net income as reported, net of tax effects	246	242	—
Deduct: Total stock-based compensation expense determined under fair-value based method, net of tax effects	7,043	8,777	8,056

Pro Forma Net Income	$77,886	$86,955	$91,983

Net Income Per Share:
Basic – As Reported	$.93	$.98	$.99

Basic – Pro Forma	$.86	$.90	$.91

Diluted – As Reported	$.93	$.97	$.97

Diluted – Pro Forma	$.85	$.88	$.90

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and requires that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company has elected to utilize the modified retrospective transition alternative and will restate all prior periods to reflect stock compensation expense. The effect of restatement on 2005, 2004 and 2003 net income will be as shown above. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and requires that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company has elected to utilize the modified retrospective transition alternative and will restate all prior periods to reflect stock compensation expense. The effect of restatement on 2005, 2004 and 2003 net income will be as shown above. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.
Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Recording, broadcasting and studio equipment	5 – 10 years
Furniture and equipment and other	3 – 10 years
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
Allowances for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $2,035, or 0.4% of revenue, in 2005, $874, or 0.2% of revenue, in 2004, and $3,624, or 0.7% of revenue, in 2003. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few significant bad debts.
Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.
Financial Instruments
The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. We have designated the interest rate swaps as a fair value hedge. Accordingly and pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the fair value of the swaps are included in other current assets (liabilities) on the consolidated balance sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2005 and 2004
Goodwill and Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the fair value of the reporting unit is compared to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets is less than their carrying value, determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that there was no impairment of goodwill as a result of completing an impairment review as of December 31, 2005.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, the Company amortizes the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived.
Income Taxes
The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.
Earnings per Share
Basic earnings per share excludes all dilution and is calculated using the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all dilutive financial instruments which may be exchanged for equity securities were exercised or converted to Common Stock.
The Company has issued options, restricted stock units and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to Common Stock. The following number of shares related to options, restricted stock units and warrants were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	2005	2004	2003
Options	382,048	1,336,841	2,382,368
Restricted Stock Units	100,059	—	—
Warrants	—	—	—
Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock units and warrants (see Note 2 — Related Party Transactions for more information) were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s Common Stock for the years presented:

	2005	2004	2003
Options	4,601,500	3,779,700	1,904,382
Restricted Stock Units	—	—	—
Warrants	4,000,000	4,500,000	4,500,000
The per share exercise prices of the options excluded were $21.45-$38.34 in 2005, $26.96-$38.34 in 2004, and $32.90-38.34 in 2003. The per share exercise prices of the warrants excluded were $43.11-$67.98 in 2005 and $38.87-$67.98 in 2004 and 2003.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No.3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.
In the first quarter of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provided further clarification regarding the implementation of SFAS 123R. SAB 107 provides the SEC staff position regarding the application of SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.
Effective January 1, 2006, the Company adopted SFAS 123R and SAB 107. In connection with the adoption, the Company will restate all prior periods to reflect stock compensation expense beginning with the financial information for the three-month period ending March 31, 2006. The adoption of SFAS 123R and SAB 107 will have a material impact on the Company’s consolidated results of operations and earnings per share as presented herein.
In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” This standard is effective for non-monetary asset exchanges occurring after July 1, 2005. The adoption of this standard did not impact the Company’s consolidated financial statements.
Reclassification
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
NOTE 2 – Related Party Transactions:
CBS Radio holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the years ended December 31, 2005, 2004 and 2003, CBS Radio earned cash compensation of $2,853, $2,959 and $2,793, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.
On May 29, 2002, the Company’s shareholders ratified an extension of the Management Agreement for an additional five-year term which commenced April 1, 2004 and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate CBS Radio via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to CBS Radio seven fully vested and non-forfeitable warrants to purchase 4,500,000 shares of the Company’s Common Stock in the aggregate (comprised of two warrants to purchase 1,000,000 shares of Common Stock per warrant and five warrants to purchase 500,000 shares of Common Stock per warrant). Of the seven warrants issued, the two 1,000,000 share warrants have an exercise price of $43.11 and $48.36, respectively, and become exercisable: (A) if the average price of the Company’s Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The exercise prices for the five remaining warrants are equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies that the average price of the Company’s Common Stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be equal to at least both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2005 was required to equal or exceed $40.66 for the warrants to become exercisable. The Company’s stock price did not equal or exceed $40.66 for the 15 trading days prior to January 2, 2005 and therefore, the warrants did not become exercisable. In connection with the cancellation of these warrants the Company reduced the related deferred tax asset, resulting in a reduction of additional paid in capital of $1,682. In the case of the $44.70 warrants, the company’s average stock price for the 15 trading days prior to January 2, 2006 did not exceed $31.37 (the price required for the warrants to become exercisable), and therefore the warrants did not become exercisable.
In connection with the May 2002 issuance of warrants to CBS Radio for management services to be provided to the Company in the future, the Company originally reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to Additional Paid in Capital in the accompanying Consolidated Balance Sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), the Company commenced amortizing the cost of the warrants issued ratably over the five-year service period. At December 31, 2005, the unamortized value of the May 2002 warrants was $31,544 of which $9,706 was included as a component of Prepaid and Other Assets and $21,838 was included as a component of Other Assets in the accompanying Consolidated Balance Sheet. Related Amortization Expense was $9,706 and $7,618 in 2005 and 2004, respectively.
In addition to the Management Agreement described above, the Company also enters into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a Representation Agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio – collectively referred to as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provides that all transactions between the Company and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which were ratified by the Company’s shareholders, must be on a basis that is at least as favorable to the Company as if the transactions were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the Company’s Board of Directors.
The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the following years:

Nature	2005	2004	2003
Representation Agreement	$25,699	$25,093	$24,575
Programming and Affiliations	52,689	59,245	56,084
Management Agreement (excluding warrant amortization)	2,853	2,959	2,793
Warrant Amortization	9,706	7,618	1,352

	$90,947	$94,915	$84,804

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of Corporate General and Administrative

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Expenses and Depreciation and Amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.
NOTE 3 — Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows at:

	December 31,
	2005	2004
Land, buildings and improvements	$11,719	$14,208
Recording, broadcasting and studio equipment	72,997	68,405
Furniture and equipment and other	11,747	12,105

	96,463	94,718
Less: Accumulated depreciation and amortization	55,297	47,321

Property and equipment, net	$41,166	$47,397

Depreciation expense was $9,412, $9,085 and $7,898 for the year ended December 31, 2005, 2004 and 2003, respectively. In 2001, the Company entered into one capital lease totaling $6,723. Accumulated amortization related to the capital lease was $2,913 and $2,241 as of December 31, 2005 and 2004, respectively.
In December 2005, the Company sold property with a net book value of approximately $1,222 resulting in a pre-tax gain of approximately $1,022. This pre-tax gain has been included in Other Income in the accompanying Consolidated Statement of Operations.
NOTE 4 – Goodwill and Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance at January 1,	$981,969	$990,472
Contingent consideration paid	250	—
Pre-acquisition contingencies related to income taxes and other	—	(8,503)

	$982,219	$981,969

At December 31, 2005, the gross value of the Company’s amortizable intangible assets was approximately $28,780 with accumulated amortization of approximately $23,773. At December 31, 2004, the gross value of the Company’s amortizable intangible assets was approximately $28,780 with accumulated amortization of approximately $22,603. Amortization expense was $1,170, $1,449, and $2,263, for the year ended December 31, 2005, 2004 and 2003, respectively. The Company’s estimated aggregate amortization expense for intangibles for fiscal year 2006, 2007, 2008, 2009 and 2010 are $783, $783, $783, $783, and $734, respectively.
NOTE 5 – Investments and Note Receivable:
On November 9, 2005, the Company purchased a senior secured note from Canadian Traffic Network ULC (“CTN”) for $2,000. The note, which bears interest at an annual rate of 10%, is due to the Company upon the earlier of (i) November 9, 2008, (ii) one year following an initial public offering of CTN or Global Traffic Network, Inc., the parent company of CTN, or (iii) such earlier date as such amount shall become due and payable on account of

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
accelerations in accordance with its terms. The note is secured by certain assets of CTN. Interest payments are due quarterly, commencing December 31, 2005. This note has been included in Other Assets in the accompanying Consolidated Balance Sheet. Concurrently, the Company and CTN entered into a cross-selling arrangement enabling the respective entities to sell each other’s inventory locally in exchange for a commission.
On October 28, 2005, the Company became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, the Company will serve as the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. The Company holds a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and the Company’s equity in earnings of POP Radio through December 31, 2005 was de minimis.
As part of the POP Radio transaction, the Company posted a $1,400 bond with the Superior Court of the State of Connecticut as surety for a temporary injunction issued in favor of POP Radio against News America In-Store Marketing, Inc. (“NAMI”). If the sales representative agreement terminates, the Company’s obligation to provide the bond shall terminate. If any amount of the bond has been paid to NAMI at such time of termination, such amount shall be immediately due and payable by POP Radio. If any amounts are paid under the NAMI bond during the term of the sales representative agreement, such amounts shall be deducted from the monthly and/or quarterly payments payable by the Company in accordance with the terms of the sales representative agreement. This guarantee is being accounted for in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The fair value of the liability, measured using expected present value was de minimis at December 31, 2005.
NOTE 6 — Debt:
Long-term debt consists of the following at:

	December 31,
	2005	2004
Revolving Credit Facility/Term Loan	$230,000	$160,000
4.64% Senior Unsecured Notes due on November 30, 2009	50,000	50,000
5.26% Senior Unsecured Notes due on November 30, 2012	150,000	150,000
Fair market value of Swap	(2,486)	(561)

	$427,514	$359,439

On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of a five-year $120,000 term and a five-year $180,000 revolving credit facility (collectively the “New Facility”). In connection with the closing of the New Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under the then existing facility. Interest on the New Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The New Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. Costs incurred to issue the debt were approximately $1,300. These costs are deferred and amortized on a straight-line basis to interest expense over the life of the debt instrument.
At December 31, 2005, the Company had available borrowings under the New Facility of $70,000. As of December 31, 2005, the applicable margin was LIBOR plus .875%. Additionally, at December 31, 2005, the Company had borrowed $230,000 under the New Facility at a weighted-average interest rate of 4.0% (including the applicable

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
margin). As of December 31, 2004, the Company had borrowed $160,000 under the previous revolving credit facility at a weighted-average interest rate of 2.2% (including applicable margin).
On December 3, 2002, the Company issued, through a private placement, $150,000 of ten-year Senior Unsecured Notes due November 30, 2012 and $50,000 of seven-year Senior Unsecured Notes due November 30, 2009 (collectively the “Notes”). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to indebtedness and interest coverage ratios that are identical to those contained in the Company’s New Facility. The Notes may be prepaid at the option of the Company upon proper notice and by paying principal, interest and an early payment penalty.
The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company’s debt agreements as in effect at December 31, 2005, are as follows (excludes market value adjustments):

Year
2006	$—
2007	—
2008	—
2009	280,000
2010	—
2011 and thereafter	150,000

$430,000

NOTE 7 – Financial Instruments:
Interest Rate Risk Management
In order to achieve a desired proportion of variable and fixed rate debt, the Company has entered into fixed-to-floating interest rate swap agreements covering one-half of the notional amounts of the Notes. These swap transactions allow the Company to benefit from short-term declines in interest rates while having the long-term stability of fairly low fixed rates. The instruments meet all of the criteria of a fair-value hedge and are classified in the same category as the item being hedged in the accompanying balance sheet. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value.
At December 31, 2005, the Company had the following interest rate swaps:

		Interest Rate
Maturity Dates	Notional Principal Amount	Paid (1)	Received	Variable Rate Index
November 2009	$25,000	4.4%	3.907%	3 Month LIBOR
November 2012	$25,000	4.4%	4.410%	3 Month LIBOR
November 2012	$50,000	4.4%	4.535%	3 Month LIBOR

(1)	The interest rate paid at December 31, 2005 was 4.4%.
The estimated fair values of the Company’s interest rate swaps at December 31, 2005 and 2004 were ($2,486) and ($561), respectively.
Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2005 and 2004, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Borrowings (Short and Long Term)	$427,514	$425,028	$359,439	$358,878
Risk management contracts:
Interest rate swaps	(2,486)	(2,486)	(561)	(561)
Credit Concentrations
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.
The Company’s receivables do not represent a significant concentration of credit risk at December 31, 2005, due to the wide variety of customers and markets in which the Company operates.
NOTE 8 — Shareholders’ Equity:
The authorized capital stock of the Company consists of Common Stock, Class B Stock and Preferred Stock. Common Stock is entitled to one vote per share while Class B Stock is entitled to 50 votes per share. Class B Stock is convertible to Common Stock on a share-for-share basis.
The Company’s Board of Directors has approved plans to purchase shares of the Company’s Common Stock to enhance shareholder value. The Company purchased 8,015,000 shares in 2005 for approximately $160,604, 8,456,000 shares in 2004 for approximately $216,503 and 5,534,000 shares in 2003 for approximately $180,412. On April 29, 2005, the Board of Directors authorized an additional $300,000 for the repurchase program. As a result, the Company had authorization to repurchase up to $402,023 of its Common Stock as of that date.
On April 29, August 3, and November 2, 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for each issued and outstanding share of Common Stock and $0.08 per share for each issued and outstanding share of Class B stock.
On September 27, 2004, a shareholder converted 411,670 shares of Class B Stock into an equal number of shares of Common Stock.
NOTE 9 — Equity Based Compensation:
The Company established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which provide for the granting of options to directors, officers and key employees to purchase stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. The 1989 Plan expired, but certain grants made under the 1989 Plan remain outstanding at December 31, 2005. On September 22, 1999, the stockholders ratified the 1999 Plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted under the 1999 Plan generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.
On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10,000 stock options to outside directors.
Also, on May 19, 2005, the stockholders of the Company approved the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) at the Company’s annual meeting of stockholders. Among other things, the 2005 Plan provides

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
for the granting of restricted stock and restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan.
Pursuant to the 2005 Plan, beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of stockholders, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of stockholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to the Company’s Board. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if the Company pays a cash dividend on its Common Stock.
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
Information concerning RSUs outstanding under the 2005 Plan is as follows:

			Weighted
			Average
			Grant Date
	2005	Grant Date	Fair Value
	Shares	Fair Value	Per Share
Outstanding at beginning of period	—	$—	$—
Granted during the period	105,077	1,907	18.15
Dividend equivalents during the period	649	13	19.41
Forfeited during the period	(5,043)	(101)	19.93

Outstanding at end of period	100,683	$1,819	$18.07

Information concerning options outstanding under the plans is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	7,996,018	$24.90	10,319,549	$21.27	9,442,330	$19.40
Granted during the period	624,125	$20.25	1,472,000	$21.38	1,568,500	$31.32
Exercised during the period	(334,704)	$9.13	(3,376,786)	$11.43	(602,381)	$15.56
Forfeited during the period	(497,850)	$26.98	(418,745)	$31.19	(88,900)	$36.79

Outstanding at end of period	7,787,589	$25.07	7,996,018	$24.90	10,319,549	$21.27

Available for stock option issuance at end of period	9,674,070		600,345		1,653,600

At December 31, 2005, options to purchase 4,762,414 shares of Common Stock were currently exercisable at a weighted average exercise price of $24.69.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The weighted average fair value of the options granted in 2005, 2004 and 2003 is estimated at $5.90, $6.77 and $10.09, respectively, measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk Free Interest Rate	4.0%	3.5%	3.3%
Expected Life (In Years)	4.9	5.0	5.0
Expected Volatility	28.97%	28.3%	29.6%
Expected Dividend Yield	1.16	—	—
The following table contains additional information with respect to options at December 31, 2005:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life (In Years)
Options Outstanding at Exercise Price Ranges of:
$5.34-$19.29	1,211,654	$12.94	2.8
$20.25-26.96	3,057,485	$20.97	7.3
$30.19-$38.34	3,518,450	$32.81	6.3

	7,787,589	$25.07	6.1

NOTE 10 — Income Taxes:
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$48,682	$51,205	$49,138
State	7,986	7,277	5,437

	56,668	58,482	54,575

Deferred
Federal	(2,545)	483	4,842
State	(417)	159	489

	(2,962)	642	5,331

Income Tax	$53,706	$59,124	$59,906

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheet and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities follow:

	December 31,
	2005	2004
Deferred tax liabilities:
Goodwill, intangibles and other	$11,308	$9,174
Property and equipment	5,670	7,758
Other	445	188

Total deferred tax liabilities	17,423	17,120

Deferred tax assets:
Allowance for doubtful accounts	1,077	978
Deferred Compensation	6,324	4,060
Accrued expenses and other	480	519

Total deferred tax assets	7,881	5,557

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
Net deferred tax liabilities	9,542	11,563

Net deferred tax asset – current	1,077	978

Net deferred tax liability – long-term	$10,619	$12,541

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	3.8	3.2	2.5

Effective tax rate	38.8%	38.2%	37.5%

In 2005, 2004 and 2003, $1,327, $18,182, and $3,911 respectively, of income tax benefits attributable to employee stock and warrant transactions were allocated to shareholders’ equity.
NOTE 11 — Commitments and Contingencies:
The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with CBS Radio. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2005 and thereafter, are set forth below:

	Leases
Year	Capital	Operating	Other	Total
2006	$960	$7,267	$99,132	$107,359
2007	960	6,604	84,195	91,759
2008	960	5,738	77,717	84,415
2009	960	4,816	36.165	41,941
2010	960	3,094	18,492	22,546
Thereafter	640	10,037	10,600	21,277

	$5,440	$37,556	$326,301	$369,297

The present value of net minimum payments under capital leases was $4,540 at December 31, 2005.
Rent expense charged to operations for 2005, 2004, and 2003 was $8,957, $8,485 and $8,597, respectively.
Included in Other in the table above is $152,508 of commitments due to CBS Radio and its affiliates pursuant to various agreements as described in Note 2 – Related Party Transactions.
NOTE 12 — Supplemental Cash Flow and Other Information:
Supplemental information on cash flows, is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Cash paid for:
Interest	$17,134	$13,564	$12,047
Income taxes	39,432	41,158	51,755

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Insurance Claim
The Company has insurance policies that cover business interruption related to September 11, 2001 terrorist attacks. For the year ended December 31, 2003, the Company recorded $3,200 as a reduction to operating costs in the accompanying Consolidated Statements of Operations, reflecting the settlement of its business interruption insurance claim.
NOTE 13 — Quarterly Results of Operations (unaudited):
The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2005 and 2004.
(In thousands, except per share data)

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
2005
Net revenues	$134,082	$141,837	$134,928	$146,983	$557,830
Operating income	29,216	41,355	40,372	44,321	155,264
Net income	15,789	23,104	21,753	24,037	84,683
Net income per share:
Basic	$.17	$.25	$.24	$.27	$.93
Diluted	$.17	$.25	$.24	$.27	$.93

2004
Net revenues	$129,608	$139,585	$141,422	$151,632	$562,246
Operating income	30,988	43,062	40,419	51,108	165,577
Net income	17,547	25,106	23,236	29,601	95,490

Net income per share:
Basic	$.18	$.26	$.24	$.31	$.98
Diluted	$.18	$.26	$.24	$.31	$.97
NOTE 14 – Subsequent Events:
The Board of Directors of the Company has declared a cash dividend of $0.10 per share for all issued and outstanding Common Stock, payable February 28, 2006, to stockholders of record at the close of business on February 17, 2006. Further declarations of dividends, including the establishment of record and payment dates related to dividends, will be at the discretion of the Company’s Board of Directors.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Schedule II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions		Deductions	Balance at
	Beginning of	Charged to Costs	Charged to	Write-offs and	End of
	Period	And Expenses	Other Accounts	Other Adjustments	Period
2005	$2,566	$2,031	—	($1,800)	$2,797

2004	$4,334	$874	—	($2,642)	$2,566

2003	$11,757	$3,624	—	($11,047)	$4,334