Form 10-Q
period 2006-03-31
WESTWOOD ONE INC /DE/
filed 2006-05-04
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer  X                       Accelerated Filer                             Non-Accelerated Filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No   X
Number of shares of stock outstanding at April 29, 2006 (excluding treasury shares):
Common Stock, par value $.01 per share – 86,242,901 shares
Class B Stock, par value $.01 per share – 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,410	$10,399
Accounts receivable, net of allowance for doubtful accounts of $2,591 (2006) and $2,797 (2005)	109,099	135,184
Prepaid taxes	8,960	—
Prepaid and other assets	20,991	26,662

Total Current Assets	145,460	172,245
PROPERTY AND EQUIPMENT, NET	40,298	41,166
GOODWILL	982,219	982,219
INTANGIBLE ASSETS, NET	4,852	5,007
OTHER ASSETS	41,097	39,009

TOTAL ASSETS	$1,213,926	$1,239,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,977	$15,044
Amounts payable to related parties	21,906	21,192
Deferred revenue	7,862	9,086
Income taxes payable	—	21,861
Accrued expenses and other liabilities	44,247	32,968

Total Current Liabilities	90,992	100,151
LONG-TERM DEBT	425,316	427,514
OTHER LIABILITIES	7,776	7,952

TOTAL LIABILITIES	524,084	535,617

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 86,242,901 (2006) and 86,673,821 (2005)	860	867
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2006 and 2005)	3	3
Additional paid-in capital	289,512	300,419
Unrealized gain on available for sale securities	8,870	—
Accumulated earnings	390,597	402,740

TOTAL SHAREHOLDERS’ EQUITY	689,842	704,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,213,926	$1,239,646

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005
		(Restated)

NET REVENUES	$120,772	$134,082

Operating Costs (includes related party expenses of $21,396 and $21,445, respectively)	110,810	99,240

Depreciation and Amortization (includes related party warrant amortization of $2,427 and $2,427, respectively)	5,122	5,256

Corporate General and Administrative Expenses (includes related party expenses of $789 and $759, respectively)	4,980	3,761

	120,912	108,257

OPERATING (LOSS) INCOME	(140)	25,825
Interest Expense	5,988	3,711
Other (Income) Expense	(109)	(60)

(LOSS) INCOME BEFORE INCOME TAXES	(6,019)	22,174
INCOME TAXES	(2,492)	8,330

NET (LOSS) INCOME	$(3,527)	$13,844

(LOSS) EARNINGS PER SHARE:
BASIC	$(0.04)	$0.15

DILUTED	$(0.04)	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	86,476	93,696

DILUTED	86,992	94,138

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,527)	$13,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,122	5,256
Deferred taxes	(1,455)	(1,293)
Non-cash stock compensation	3,385	3,391
Amortization of deferred financing costs	84	84

	3,609	21,282
Changes in assets and liabilities:
Accounts receivable	26,085	18,963
Prepaid and other assets	7,646	2,086
Deferred revenue	(1,224)	(3,561)
Income taxes payable and prepaid income taxes	(30,821)	8,280
Accounts payable and accrued expenses and other liabilities	11,004	6,749
Amounts payable to related parties	714	3,489

Net Cash Provided By Operating Activities	17,013	57,288

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,532)	(803)
Acquisition of companies and other	55	(204)

Net Cash Used in Investing Activities	(1,477)	(1,007)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	302	193
Borrowings under bank and other long-term obligations	—	10,000
Debt repayments and payments of capital lease obligations	(167)	(25,156)
Dividend payments	(8,616)	—
Repurchase of common stock	(11,044)	(47,577)
Windfall tax benefits from stock option exercises	—	6

Net Cash Used in Financing Activities	(19,525)	(62,534)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,989)	(6,253)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,399	10,932

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,410	$4,679

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 - Basis of Presentation:
     The accompanying Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2005, as restated (See Note 2). Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2006.
NOTE 2 – Equity Based Compensation:
Equity Compensation Plans
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
     On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10,000 stock options to outside directors. Also, on May 19, 2005, the stockholders of the Company approved the Company’s 2005 Equity Compensation Plan (the “2005 Plan”). Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan.
     Beginning on May 19, 2005, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of stockholders. Newly appointed outside directors receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to the Company’s Board. Such awards are governed by the 2005 Plan.
     Options and restricted stock granted under the 2005 Plan generally vest in 25% increments per year, at the end of each year, and options expire within ten years from the date of grant. RSUs awarded to directors generally vest over a three-year period in equal one-third increments per year. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in shares of the Company’s common stock. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if the Company pays a cash dividend on its common stock.
     Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock and RSUs have dividend equivalent rights equal to the cash dividend paid on common stock. RSUs do not have the voting rights of common stock, and the shares underlying the RSUs are not considered issued and outstanding.
     At March 31, 2006 there were 8,825,928 shares available for grant under the Company’s equity compensation plans.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     For a more complete description of the provisions of the 2005 Plan, refer to the Company’s proxy statement filed with the SEC on April 29, 2005 in which the 2005 Plan and a summary thereof are included.
Adoption of SFAS 123R
     Prior to January 1, 2006, the Company accounted for equity-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and the related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation.” No share based compensation expense was recognized in the Statement of Operations as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed, except for a non-cash stock compensation charge of $391 recorded in 2004 in connection with the change in status of an employee to an independent contractor, and $400 recorded in 2005 in connection with the grant of RSUs to certain individuals.
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and requires that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company has elected to utilize the modified retrospective transition alternative and has restated all prior periods to reflect stock compensation expense in accordance with SFAS 123. The restatements for each of the 2005 fiscal quarters are, and will continue to be, included in the Company’s 2006 quarterly filings on Forms 10-Q.
     As a result of adopting SFAS 123R, the Company’s income before income taxes for the period ended March 31, 2006 and 2005 are $2,930 and $3,391 lower, respectively, and income taxes were $1,129 and $1,446 lower, respectively, than if it had continued to account for the share-based compensation under APB No. 25.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions that are in excess of the compensation costs recognized for those options (known as Windfall Tax Benefits) be classified as financing cash flows.
     The following is a summary of the adjustments to the consolidated financial statements as a result of these restatements:
  Selected Balance Sheet Data:

	December 31, 2005
	As previously
	reported	Adjustment	As restated
Deferred tax (liability) /asset	$(10,619)	$19,388	$8,769
Paid-in capital	211,610	88,809	300,419
Retained earnings	472,161	(69,421)	402,740

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
  Selected Statement of Operations Data:

	Three Months Ended March 31, 2005
	As previously
	reported	Adjustment	As restated
Operating Costs	$97,026	$2,214	$99,240
Corporate General and Administrative Expenses	2,584	1,177	3,761
Income Before Income Taxes	25,565	(3,391)	22,174
Income Taxes	9,776	(1,446)	8,330
Net Income	15,789	(1,945)	13,844
Basic Earnings Per Share	0.17		0.15
Diluted Earnings Per Share	0.17		0.15
Equity Compensation Activity
     The Company has awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility if shorter. The Company’s RSU activity during the period ended March 31, 2006 follows:

			Weighted
		Grant	Average
		Date	Grant Date
	2006	Fair	Fair Value
	Shares	Value	Per Share
Outstanding at December 31, 2005	100,683	$1,819	$18.07
Granted during the period	91,667	1,398	15.25
Dividend equivalents during the period	1,680	19	11.15
Forfeited during the period	(10,238)	(204)	19.88
Converted to common stock	—	—	—

Outstanding at end of period	183,792	$3,032	$16.50
     As of March 31, 2006, there was $2,310 of unearned compensation cost related to the RSUs granted. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total compensation expense recognized related to RSUs for the three months ended March 31, 2006 was $317, which has been included in corporate, general and administrative expenses in the accompanying Statement of Operations. There were no RSUs issued as of March 31, 2005.
     The Company has awarded restricted shares of common stock to certain key employees. The awards have restriction periods tied solely to employment and vest over four years. The cost of restricted stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company’s restricted stock activity during the period ended March 31, 2006 follows:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Weighted
		Grant	Average
		Date	Grant Date
	2006	Fair	Fair Value
	Shares	Value	Per Share
Unvested at December 31, 2005	—	$ —	$ —
Granted during the period	289,080	4,124	14.27
Dividend equivalents during the period	2,593	29	11.15
Vested during the period	—	—	—
Forfeited during the period	—	—	—

Unvested at March 31, 2006	291,673	$ 4,153	$14.24

          As of March 31, 2006, there was $3,080 of unearned compensation cost related to restricted stock grants. That cost is expected to be recognized over a weighted-average period of four years. The total compensation expense recognized related to restricted stock for the three months ended March 31, 2006 was $137, of which $16 has been included in corporate general and administrative expenses and $121 in operating costs in the accompanying Statement of Operations. There was no restricted stock issued as of March 31, 2005.
     The Company’s stock option activity during the three-month period ended March 31, 2006 follows:

	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2005	7,787,589	$25.07
Granted during the period	728,060	14.64
Exercised during the period	(30,000)	10.09
Cancelled during the period	(254,700)	26.98
Forfeited during the period	—	—

Outstanding at March 31, 2006	8,230,949	$24.14

          At March 31, 2006, options to purchase 4,745,314 shares of Common Stock were currently vested and exercisable at a weighted average exercise price of $24.85. The aggregate intrinsic value of the options outstanding at March 31, 2006 was $286, and the aggregate intrinsic value of the options vested and exercisable at March 31, 2006 was $286. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $39 and $34, respectively. The aggregate intrinsic value of vested and exercisable options represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock.
          As of March 31, 2006, there was $22,641 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.81 years. The total compensation cost recognized related to options during the three months ended March 31, 2006 and 2005 was $2,930, and $3,391 respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Of these amounts, $1,261 and $1,177, respectively, has been included in corporate general and administrative expenses, and $1,670 and $2,214, respectively, has been included in operating costs in the accompanying Statement of Operations.
          The aggregate estimated fair value of options vesting during the three months ended March 31, 2006 and 2005 was $1,630 and $5,303, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2006 and 2005 is estimated at $5.66 and $7.08, respectively, measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk-Free Interest Rate	4.50%	4.11%
Expected Term	6.21	5.00
Expected Volatility	45.20%	29.44%
Expected Dividend Yield	2.69	—
          The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. Beginning with options granted after January 1, 2006, the expected term assumption has been calculated using the “shortcut method” as permitted by Staff Accounting Bulleting No. 107. Prior to January 1, 2006, the Company set the expected term equal to the applicable vesting period. The expected volatility assumption used by the Company is based on the historical volatility of the Company’s stock. The dividend yield represents the expected dividends on the Company stock for the expected term of the option.
          Additional information related to options outstanding at March 31, 2006, segregated by grant price range, is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life (In Years)
Options Outstanding at Exercise Price Ranges of:
$5.34-$9.88	118,660	$8.66	0.92
$10.09-$19.93	2,087,679	14.92	6.24
$20.25-$26.96	2,749,560	21.29	6.81
$30.19-$38.34	3,275,050	32.98	6.00

	8,230,949	24.14	6.26

NOTE 3 – Investments:
          On March 29, 2006 the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540,195 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The Company is subject to a one-year lock-up provision with respect to its shares in GTN. The investment in GTN, valued at $9,210 at March 31, 2006, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of March 31, 2006 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.
          GTN is the parent company of ATN, and also of Canadian Traffic Network ULC (“CTN”) from whom the Company purchased a senior secured note in an aggregate principal amount of $2,000 in November 2005. In connection with the initial public offering of GTN, the senior secured note of CTN is now due to the Company on March 29, 2007, the one year anniversary of the initial public offering. This note is included in prepaid and other assets in the accompanying Consolidated Balance Sheet.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 4 – Comprehensive Income:
          Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows (in thousands):

	Three Months Ended
		March 31,
	2006		2005
Net Income (Loss)	$(3,527)		$13,844
Other Comprehensive Income:
Unrealized Gain	8,870		—

Comprehensive Income	5,343		$13,884

NOTE 5 - Earnings Per Share:
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
          The Company has issued options, restricted stock, RSUs, and warrants (See note 6 – Related Party Transactions for more information regarding warrants), which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to such instruments were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	Three Months Ended
		March 31,
	2006		2005
Options	43,102		442,102
Restricted Stock	289,080		—
Restricted Stock Units	183,792		—
Warrants	—		—
          Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following instruments were excluded from the calculation of diluted earnings per share:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended
		March 31,
	2006		2005
Options	8,077,680		3,734,200
Restricted Stock	—		—
Restricted Stock Units	—		—
Warrants	3,500,000		4,000,000
          The per share exercise prices of the options were $12.67-$38.34 for the three months ended March 31, 2006 and $26.96-38.34 for the three months ended March 31, 2005. The per share exercise prices of the warrants were $51.40-$67.98 for the three months ended March 31, 2006 and $43.11-$67.98 for the three months ended March 31, 2005.
NOTE 6 - Debt:
Long-term debt consists of the following at:

	March 31, 2006	December 31, 2005
Revolving Credit Facility/Term Loan	$230,000	$230,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(4,684)	(2,486)

	$425,316	$427,514

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
          On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the “Facility”). In connection with the closing of the Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At March 31, 2006, the Company had available borrowings under the Facility of $70,000.
NOTE 7 – Related Party Transactions:
          CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation, a wholly-owned subsidiary of CBS Corporation) holds a common equity position in the Company and provides ongoing management services to the Company under the terms of a management agreement (the “Management Agreement”). In return for receiving services under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. In addition to the base fee and incentive compensation, the Company also granted CBS Radio fully-vested and non-forfeitable warrants to purchase Company common stock.
          In addition to the Management Agreement, the Company also enters into other transactions with CBS Radio in the normal course of business. These transactions, as well as the terms of the warrants described above, are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2006.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
          The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the three month periods ended March 31:

	Three Months Ended
		March 31,
	2006		2005
Representation Agreement	$ 6,491		$ 6,256
Programming and Affiliations	14,905		15,189
Management Agreement (excluding Warrant amortization)	789		759
Warrant Amortization	2,427		2,427

	$24,612		$24,631

          Expenses incurred for the representation agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom Inc. (“Viacom”) because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.
NOTE 8 – Shareholders’ Equity:
          On February 28, 2006, the Company paid a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock.
NOTE 9 – Subsequent Event:
          On April 18, 2006, the Company’s Board of Directors declared a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock, payable on May 30, 2006 to stockholders of record on the books of the Company at the close of business on May 19, 2006. Further declarations of dividends, including the establishment of record and payment dates related to dividends, will be at the discretion of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
           The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on February 27, 2006.
           Westwood One supplies radio and television stations with information services and programming. The Company is the largest domestic outsource provider of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
           The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including CBS Radio and Clear Channel Communications, have emerged as powerful forces in the industry. Westwood One is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by an inability to continue to renew, or a significant modification to, its agreements with CBS Corporation.
           The Company derives substantially all of its revenues from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find the most effective method is to purchase shorter duration :10 second advertisements, which are principally correlated to traffic and information related programming and content. Our advertisers who target national audiences generally find the most cost effective method is to purchase longer :30 or :60 second advertisements, which are principally correlated to news, talk, sports, and music and entertainment related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Generally, the greater amount of programming we provide our affiliates the greater amount of commercial airtime becomes available for the Company to sell. Additionally, over an extended period of time an increase in the listening audience results in our ability to generate more revenues. Our goal is to maximize the yield of our available commercial airtime to optimize revenues.
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
Results of Operations
Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
Revenues
           Revenues presented by type of commercial advertisements are as follows for the three month periods ending March 31:

	Three Months Ended March 31,
		2006			2005
	$		% of total	$		% of total
Local/Regional	55,854		46%	$68,378		51%
National	64,918		54%	65,704		49%

Total (1)	120,772		100%	$134,082		100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the first quarter of 2006 decreased $13,310, or 9.9%, to $120,772 compared with $134,082 in the first quarter of 2005. During the first quarter of 2006, revenues aggregated from the sale of local/regional airtime decreased approximately 18.3%, or approximately $12,524, and national based revenues decreased approximately 1.2%, or $786, compared with the first quarter of 2005. 91.7% of revenues were derived from terrestrial radio sources, while 8.3% of revenues were derived from sources other than terrestrial radio, including satellite, data, television, and new media.
     The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime from prior year levels. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Automotive, Drug Products, Home Improvement, Retail, and TV Tune-in categories.
     The decline in our aggregated national based revenue was primarily a result of decreases in revenue originating from music, talk and news programming offset by increased revenue related to our exclusive broadcast of the 2006 Winter Olympic games, as well as an increase in our other sports programming.
Operating Costs
     Operating costs for the three months ended March 31 in each of 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006		2005
	$	% of total	$	% of total
Programming, production and distribution expenses	$83,744	76%	$72,767	74%
Selling expenses	14,572	13%	14,051	14%
Stock-based compensation	1,763	1%	2,214	2%
Other operating expenses	10,731	10%	10,208	10%

	$110,810	100%	$99,240	100%

     Operating costs increased approximately 11.7%, or $11,570, to $110,810 in the first quarter of 2006 from $99,240 in the first quarter of 2005. The unusual increase was principally attributable to increases in programming, production and distribution expenses resulting from increased costs in connection with the development of new and expanded program offerings, higher broadcast rights fees resulting from unusual increases in existing and new program commitments, and infrequent costs associated with our exclusive broadcast of the 2006 Winter Olympics. These increases were offset by decreases in variable program expenses and labor.

Depreciation and Amortization
     Depreciation and amortization decreased $134, or 2.5%, to $5,122 in the first quarter of 2006 from $5,256 in the first quarter of 2005. The decrease was principally attributable to a decrease in amortization expense related to the historical acquisition of certain service agreements.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $1,219, or 32.4%, to $4,980 in the first quarter of 2006 from $3,761 in the first quarter of 2005. Exclusive of stock based compensation expense of $1,622 and $1,177 in the first quarter of 2006 and 2005, respectively, corporate general and administrative expenses increased by $774. The increase was principally attributable to higher expenses associated with our corporate governance, business development, and compliance initiatives.
Operating Income
     Operating income decreased $25,965 to a loss of $140 in the first quarter of 2006 from operating income of $25,825 in the first quarter of 2005. The 2006 decrease was principally attributable to the decline in net revenues and higher operating and corporate general and administrative costs.
Interest Expense
     Interest expense increased 61.4% in the first quarter of 2006 to $5,988 from $3,711 in the first quarter of 2005. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
     Income tax expense in the first quarter of 2006 was a net benefit of $2,492 as compared with expense of $8,330 in the first quarter of 2005. The Company’s effective income tax rate was approximately 41.4% in the first quarter of 2006 compared with 37.57% in the first quarter of 2005. The increase in the effective income tax rate was principally a result of higher state taxes resulting from recent tax developments in the states in which we operate combined with the tax benefit of equity based compensation expense as it relates to our net loss.
Net Income
     Net loss in the first quarter of 2006 was $3,527 compared with net income of $13,844 in the first quarter of 2005, a decrease of $17,371. Net loss per basic share and net loss per diluted share, were $0.04 in the first quarter of 2006. Net income per basic share and net income per diluted share were $0.15 in the same period of the prior year.
Earnings Per Share
     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 7.7% to 86,476 and 7.6% to 86,992, respectively, in the first quarter of 2006 compared with 93,696 and 94,138, respectively, in the first quarter of 2005. The decrease is principally attributable to the Company’s stock repurchase program.
Liquidity and Capital Resources
     The Company continually projects anticipated cash requirements, which may include share repurchases, dividends, potential acquisitions, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through cash flow from operations, the issuance of common stock and the issuance of long-term debt.

     At March 31, 2006, the Company’s principal sources of liquidity were its cash and cash equivalents of $6,410 and available borrowings under its bank facility which is further described below.
     The Company has and continues to expect to generate significant cash flows from operating activities. For the three month periods ended March 31, 2006 and 2005, net cash provided by operating activities was $17,013 and $57,288, respectively.
     At March 31, 2006, the Company has an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (referred to herein as the “Facility”), both of which mature in 2009. As of March 31, 2006, the Company had available borrowings of $70,000 under its Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Company also has issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes.
     In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2004, the Company’s Board of Directors authorized an additional $300 million for such stock repurchase program, which gave the Company, as of April 29, 2004, authorization to repurchase up to $402,023 of its common stock. Under its stock repurchase program, the Company purchased 750,000 shares of the Company’s common stock in the first quarter of 2006, at a total cost of $11,044. At the end of March 2006, the Company had authorization to repurchase up to an additional $290,490 of its common stock.
     On April 18, 2006, the Board of Directors declared a cash dividend of $0.10 per share of issued and outstanding common stock and $0.08 per share of issued and outstanding Class B stock payable on May 30, 2006 to all record holders as of May 19, 2006. Dividend payments totaling $8,616 were made in the first quarter of 2006. The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
     The Company continuously monitors its capital structure assessing available resources relative to its strategic objectives and operating performance. The Company believes that its cash, other liquid assets, operating cash flows and available bank borrowings, taken together, provide adequate resources to fund ongoing operating requirements.
New Accounting Standards and Interpretations Not Yet Adopted
     There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
     This quarterly report on Form 10-Q, including “Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

      A wide range of factors could materially affect future developments and performance including the following:
▪
The Company is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. In addition, the Company operates the CBS Radio Network and has purchased several other pieces of programming from CBS and its affiliates. Accordingly, the Company’s operating performance could be materially adversely impacted by its inability to continue to renew, or a significant modification to, its agreements with CBS Corporation.

▪
The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:

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
▪
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

▪
Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company’s access to, or increase the cost of, external financing for its operations and investments.

▪
The Company believes relations with its employees and independent contractors are satisfactory. However, the Company may be adversely affected by future labor disputes, which may lead to increased costs or disruption of operations in any of the Company’s business units.

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
      With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by approximately $5,000 for every $2 million of outstanding debt. As of March 31, 2006, the Company had $230 million outstanding under the Facility.
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
     In addition, there were no changes in our internal control over financial reporting during the first three months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This item is not applicable.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2006 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Below is a summary of Westwood One, Inc.’s purchase of its common stock during the quarter ended March 31, 2006 under its existing stock purchase program which was publicly announced on September 23, 1999.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total		Part of Publicly	Purchased Under the
	Number of Shares	Average Price Paid	Announced Plan or	Plans or Programs
Period	Purchased in Period	Per Share	Program	(A)

1/1/06 – 1/31/06	400,000	15.01	20,651,424	$295,532,000

2/1/06 – 2/28/06	350,000	14.41	21,001,424	$290,490,000

3/1/06 – 3/31/06	—	—	21,001,424	$290,490,000

	750,000	$14.73

(A)	Represents remaining authorization from the additional $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.
     On February 28, 2006, the Company paid a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock. On April 18, 2006, the Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock.
Items 3. Defaults Upon Senior Securities
               None.
Item 4. Submission of Matters to a Vote of Security Holders
               None.

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1* +	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Peter Kosann
Name: Peter Kosann
Title: Chief Executive Officer

By:	/S/ Andrew Zaref
Name: Andrew Zaref
Title: Chief Financial Officer

Date: May 4, 2006

EXHIBIT INDEX

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1* +	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.