Form 10-Q
period 2006-06-30
WESTWOOD ONE INC /DE/
filed 2006-08-09
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated
Filer [   ]     Accelerated Filer [ x ]    Non-Accelerated Filer [   ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]
Number of shares of stock outstanding at August 4, 2006 (excluding treasury shares):
Common Stock, par value $.01 per share – 86,268,401 shares
Class B Stock, par value $.01 per share – 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,342	$10,399
Accounts receivable, net of allowance for doubtful accounts of $3,746 (2006) and $3,896 (2005)	118,647	135,184
Prepaid taxes	5,951	—
Prepaid and other assets	19,824	26,662

Total Current Assets	153,764	172,245
PROPERTY AND EQUIPMENT, NET	39,083	41,166
GOODWILL	982,219	982,219
INTANGIBLE ASSETS, NET	4,696	5,007
OTHER ASSETS	31,100	39,009

TOTAL ASSETS	$1,210,862	$1,239,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,668	$15,044
Amounts payable to related parties	22,372	21,192
Deferred revenue	7,960	9,086
Income taxes payable	—	21,861
Accrued expenses and other liabilities	48,946	32,968

Total Current Liabilities	96,946	100,151
LONG-TERM DEBT	413,985	427,514
OTHER LIABILITIES	8,023	7,952

TOTAL LIABILITIES	518,954	535,617

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 86,268,401 (2006) and 86,673,821 (2005)	860	867
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2006 and 2005)	3	3
Additional paid-in capital	292,020	300,419
Unrealized gain on available for sale securities	4,905	—
Accumulated earnings	394,120	402,740

TOTAL SHAREHOLDERS’ EQUITY	691,908	704,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,210,862	$1,239,646

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
NET REVENUES	$129,162	$141,837	$249,934	$275,919

Operating Costs (includes related party expenses of $20,348 ,$20,564, $41,737 and $42,009, respectively)	92,509	94,149	203,319	193,389

Depreciation and Amortization (includes related party warrant amortization of $2,427, $2,427, $4,854 and $4,854, respectively)	5,063	5,147	10,185	10,403

Corporate General and Administrative Expenses (includes related party expenses of $826, $789, $1,614 and $1,548, respectively)	4,873	3,854	9,853	7,615

	102,445	103,150	223,357	211,407

OPERATING INCOME	26,717	38,687	26,577	64,512
Interest Expense	6,504	4,075	12,492	7,786
Other (Income) Expense	(126)	(126)	(235)	(186)

INCOME BEFORE INCOME TAXES	20,339	34,738	14,320	56,912
INCOME TAXES	8,169	13,274	5,677	21,604

NET INCOME	$12,170	$21,464	$8,643	$35,308

EARNINGS PER SHARE:
BASIC	$0.14	$0.23	$0.10	$0.38

DILUTED	$0.14	$0.23	$0.10	$0.38

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	86,246	91,829	87,819	92,756

DILUTED	86,256	92,247	87,852	92,899

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,643	$35,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,185	10,403
Deferred taxes	1,819	(2,086)
Non-cash stock compensation	6,497	6,092
Amortization of deferred financing costs	167	167

	27,311	49,884

Changes in assets and liabilities:
Accounts receivable	16,537	6,583
Prepaid and other assets	8,736	(3,913)
Deferred revenue	(1,126)	(1,452)
Income taxes payable and prepaid income taxes	(27,812)	10,052
Accounts payable and accrued expenses and other liabilities	5,043	4,434
Amounts payable to related parties	1,180	2,239

Net Cash Provided By Operating Activities	29,869	67,827

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,660)	(1,642)
Acquisition of companies and other	75	(204)

Net Cash Used in Investing Activities	(2,585)	(1,846)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	302	2,275
Borrowings under bank and other long-term obligations	10,000	65,000
Debt repayments and payments of capital lease obligations	(10,336)	(35,316)
Dividend payments	(17,263)	(9,171)
Repurchase of common stock	(11,044)	(80,850)
Windfall tax benefits from stock option exercises	—	609

Net Cash Used in Financing Activities	(28,341)	(57,453)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,057)	8,528

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,399	10,932

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,342	$19,460

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 - Basis of Presentation:
     The accompanying Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2005, as restated (See Note 2). Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2006.
NOTE 2 – Equity-Based Compensation:
Equity Compensation Plans
     The Company established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which provide for the granting of options to directors, officers and key employees to purchase Company common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. The 1989 Plan expired, but certain grants made under the 1989 Plan remain outstanding at June 30, 2006. On September 22, 1999, the stockholders ratified the 1999 Plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted under the 1999 Plan generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.
     On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10,000 stock options to outside directors. Also, on May 19, 2005, the stockholders of the Company approved the 2005 Equity Compensation Plan (the “2005 Plan”). Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of common stock of the Company is authorized for the issuance of awards under the 2005 Plan.
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
     At June 30, 2006 there were 10,308,339 shares available for grant under the Company’s equity compensation plans.

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
     As a result of adopting SFAS 123R, the Company’s income before income taxes was $2,609 and $2,668 lower for the three month periods ended June 30, 2006 and 2005, respectively, and $5,540 and $6,059 lower for the six month periods ended June 30, 2006 and 2005, respectively, than if it had continued to account for the share-based compensation under APB No. 25. Income taxes were $1,069 and $1,028 lower for the three month periods and $2,198 and $2,474 lower for the six month periods ended June 30, 2006 and 2005, respectively.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Selected Statement of Operations Data:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Operating Costs	$92,703	$1,446	$94,149	$189,729	$3,660	$193,389
Corporate General and Administrative Expenses	2,632	1,222	3,854	5,216	2,399	7,615
Income Before Income Taxes	37,406	(2,668)	34,738	62,971	(6,059)	56,912
Income Taxes	14,302	(1,028)	13,274	24,078	(2,474)	21,604
Net Income	23,104	(1,640)	21,464	38,893	(3,585)	35,308
Basic Earnings Per Share	$0.25	$(0.02)	$0.23	$0.42	$(0.04)	$0.38
Diluted Earnings Per Share	$0.25	$(0.02)	$0.23	$0.42	$(0.04)	$0.38
Equity Compensation Activity
     The Company has awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility if shorter. The Company’s RSU activity during the period ended June 30, 2006 follows:

			Weighted Average
		Aggregate	Grant Date
	2006	Grant Date	Fair Value
RSUs:	Shares	Fair Value	Per Share
Outstanding at December 31, 2005	100,683	$1,819	$18.07
Granted during the period	161,118	2,044	12.69
Dividend equivalents during the period	4,406	41	9.26
Forfeited during the period	(40,604)	(665)	16.37
Converted to common stock	—	—	—

Outstanding at end of period	225,603	$3,239	$14.36

     As of June 30, 2006, there was $ 2,156 of unearned compensation cost related to the RSUs granted. That cost is expected to be recognized over a weighted-average period of 1.71 years. The total compensation expense recognized related to RSUs was $293 and $29 for the three month periods ended June 30, 2006 and 2005, respectively, and $610 and $29 for the six month periods ended June 30, 2006 and 2005, respectively. These costs have been included in corporate, general and administrative expenses in the accompanying Statement of Operations.
     The Company has awarded restricted shares of common stock to certain key employees. The awards have restriction periods tied solely to employment and vest over four years. The cost of restricted stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company’s restricted stock activity during the period ended June 30, 2006 follows:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

			Weighted
			Average
			Grant Date
	2006	Grant Date	Fair Value
RESTRICTED STOCK:	Shares	Fair Value	Per Share
Unvested at December 31, 2005	—	$—	$—
Granted during the period (1)	335,137	4,313	12.87
Vested during the period	—	—	—
Forfeited during the period	(11,949)	(170)	14.21

Unvested at June 30, 2006	323,188	4,143	12.82

(1) Amount includes dividend equivalents on unvested shares
     As of June 30, 2006, there was $3,019 of unearned compensation cost related to restricted stock grants. That cost is expected to be recognized over a weighted-average period of 3.75 years. The total compensation expense recognized related to restricted stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included In:	2006	2005	2006	2005
Corporate General and Administrative Expenses	$23	$—	$38	$—
Operating Costs	187	—	309	—

TOTAL	$210	$—	$347	$—
There was no restricted stock issued as of June 30, 2005.
The Company’s stock option activity during the six-month period ended June 30, 2006 follows:

	2006
		Weighted
		Average
		Exercise
STOCK OPTIONS:	Shares	Price
Outstanding at December 31, 2005	7,787,589	$25.07
Granted during the period	753,060	14.45
Exercised during the period	(30,000)	10.09
Cancelled during the period	(1,286,300)	25.34
Forfeited during the period	(549,137)	23.06
Expired During the Period	(7,500)	20.73

Outstanding at June 30, 2006	6,667,712	$24.05
     At June 30, 2006, options to purchase 3,805,794 shares of Common Stock were currently vested and exercisable at a weighted average exercise price of $24.93. The aggregate intrinsic value of the options outstanding at June 30, 2006 was $32, and the aggregate intrinsic value of the options vested and exercisable at June 30, 2006 was $32. The aggregate intrinsic value of options exercised was $0 and $2,422 during the 3 months, and $39 and $2,456 during the six months ended June 30, 2006 and 2005 respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The aggregate intrinsic value of vested and exercisable options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock.
     As of June 30, 2006, there was $20,093 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total compensation expense recognized related to options is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Included In:	2006	2005	2006	2005
Corporate General and Administrative Expenses	$1,146	$1,222	$2,436	$2,399
Operating Costs	1,463	1,446	3,104	3,660

Total	$2,609	$2,668	$5,540	$6,059
     The aggregate estimated fair value of options vesting was $1,668 and $1,593 during the three months and $3,297 and $6,897 during the six months ended June 30, 2006 and 2005, respectively. The weighted average fair value of the options granted was $5.58 and $6.05 during the six months ended June 30, 2006 and 2005, respectively. The estimated fair value of options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-Free Interest Rate	5.05%	3.91%	4.52%	4.00%
Expected Term	6.25	5	6.21	5
Expected Volatility	47.3%	28.84%	45.27%	29.09%
Expected Dividend Yield	4.02%	1.90%	2.73%	1.09%
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
     Additional information related to options outstanding at June 30, 2006, segregated by grant price range, is summarized below:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

			Remaining
			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Life (In
	Options	Price	Years)
Options Outstanding at Exercise Price Ranges of:
$5.34-$9.88	129	$9.07	2.50
$10.09-$19.93	1,556,342	15.42	6.53
$20.25-$26.96	2,507,660	21.30	5.96
$30.19-$38.34	2,457,050	33.25	6.02
NOTE 3 – Investments:
     On March 29, 2006 the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to $1,540,195 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The Company is subject to a one-year lock-up provision with respect to its shares in GTN. The investment in GTN, valued at $8,451 at June 30, 2006, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of June 30, 2006 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.
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
NOTE 4 – Comprehensive Income:
     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income (Loss)	$12,171	$21,463	$8,644	$35,308
Other Comprehensive Income:
Unrealized Gain (Loss)	(445)	—	4,905	—

Comprehensive Income	$11,726	$21,463	$13,549	$35,308
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The Company has issued options, restricted stock, RSUs, and warrants (See note 7 – Related Party Transactions for more information regarding warrants), which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to such instruments were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options	4	414	26	143
Restricted Stock	6	—	6	—
Restricted Stock Units	—	4	—	—
Warrants	—	—	—	—
     Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following weighted average outstanding shares were excluded from the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options	7,495,394	6,688,593	7,648,968	4,121,200
Warrants	3,500,000	4,000,000	3,500,000	4,000,000
     The per share exercise prices of the options were $9.13 — 38.34 and $19.93 — 38.34 for the three months, and $8.88 – 38.34 and $22.06 – 38.34 for the six months ended June 30, 2006 and 2005 respectively. The per share exercise prices of the warrants were $51.40 – 67.98 and $44.70 – 67.98 for the three and six month periods ended June 30, 2006 and 2005 respectively.
NOTE 6 - Debt:
     Long-term debt consists of the following at:

	June 30, 2006	December 31, 2005
Revolving Credit Facility/Term Loan	$220,000	$230,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(6,015)	(2,486)

	$413,985	$427,514

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
     On March 3, 2004, the Company refinanced its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The new facility is comprised of an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (collectively the “Facility”). In connection with the closing of the Facility, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At June 30, 2006, the Company had available borrowings under the Facility of $80,000.

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
     The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the three month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Representation Agreement	$7,150	$6,491	$13,641	$12,747
Programming and Affiliations	13,198	14,073	28,096	29,262
Management Agreement (excluding warrant amortization)	826	789	1,614	1,548
Warrant Amortization	2,427	2,427	4,854	4,854

	$23,601	$23,780	$48,205	$48,411

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
NOTE 8 – Shareholders’ Equity:
     On February 28, 2006 and May 30, 2006, the Company paid cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock.
NOTE 9 — New Accounting Standards and Interpretations Not Yet Adopted:
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the results of operations, financial position and cash flows.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 10 – Subsequent Event:
     On August 7, 2006, the Company’s Board of Directors declared a cash dividend of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock, payable on September 15, 2006 to stockholders of record on the books of the Company at the close of business on August 21, 2006. Further declarations of dividends, including the establishment of record and payment dates related to dividends, will be at the discretion of the Company’s Board of Directors.

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

     Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that the Company closely monitors advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three-month period. Factors impacting the pricing of commercial airtime include, but are not limited to: (i) the dollar value, length and breadth of the order; (ii) the desired reach and audience demographic; (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenues are significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser.
     The principal critical components of our operating expenses are labor, programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement, personnel costs and other administrative expenses, including those associated with corporate governance matters.
     We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead time to make modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenues. Conversely, in a period of declining revenues, operating income will decrease by a greater percentage than the decline in revenues because of the lead time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds. The Company carefully considers matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances wherein the Company functions as the principal in the transaction, the revenues and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances wherein the Company functions as an agent or sales representative, the Company’s effective commission is presented within revenues with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements should be considered when elevating operating margin and/or increases and decreases in operating expenses.
Results of Operations
Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005
Revenues
     Revenues presented by type of commercial advertisements are as follows for the three month periods ending June 30:

	Three Months Ended June 30,
	2006		2005
	$	% of total	$	% of total
Local/Regional	69,624	54	82,262	58
National	59,538	46	59,575	42

Total (1)	$129,162	100%	141,837	100%

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

     Revenues for the second quarter of 2006 decreased $12,675, or 8.9%, to $129,162 compared with $141,837 in the second quarter of 2005. During the second quarter of 2006, revenues aggregated from the sale of local/regional airtime decreased approximately 15.4%, or approximately $12,638, and national-based revenues were essentially flat with the second quarter of 2005. An estimated 93% of revenues were derived from terrestrial radio sources, while 7% of revenues were derived from sources other than terrestrial radio, including satellite, data, television, and new media.
     The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime from prior year levels. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Automotive, Drug Products, Home Improvement, Retail, and TV Tune-in categories.
     The aggregated national-based revenue was impacted by a decrease in revenues originating from music and news programming offset by increased revenue related to our broadcast of the 2006 National Hockey games, as well as an increase in our other sports programming, and talk categories.
Operating Costs
     Operating costs for the three months ended June 30 in each of 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006		2005
	$	% of total	$	% of total
Programming, production and distribution expenses	67,972	73	66,963	71
Selling expenses	12,076	13	14,787	16
Stock-based compensation	1,650	2	1,446	1
Other operating expenses	10,811	12	10,953	12

	$92,509	100%	$94,149	100%

     Operating costs decreased approximately 1.7%, or $1,640, to $92,509 in the second quarter of 2006 from $94,149 in the second quarter of 2005. The decrease was principally attributable to distribution and labor expenses. These decreases were offset by increases in programming, production and rights fees from existing program offerings and in connection with the development of new initiatives.
Depreciation and Amortization
     Depreciation and amortization decreased $84, or 1.6%, to $5,063 in the second quarter of 2006 from $5,147 in the second quarter of 2005. The decrease was principally attributable to a decrease in amortization expense related to the historical acquisition of certain service agreements.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses increased $1,019, or 26.4%, to $4,873 in the second quarter of 2006 from $3,854 in the second quarter of 2005. Exclusive of stock-based compensation expense of $1,462 and $1,251 in the second quarter of 2006 and 2005, respectively, corporate general and administrative expenses increased by $808. The increase was principally attributable to higher expenses associated with our corporate governance, business development and compliance initiatives.

Operating Income
     Operating income decreased $11,970 or 30.9% to $26,717 in the second quarter of 2006 from operating income of $38,687 in the second quarter of 2005. The 2006 decrease was principally attributable to the decline in net revenues and higher operating and corporate general and administrative costs.
Interest Expense
     Interest expense increased 59.6% in the second quarter of 2006 to $6,504 from $4,075 in the second quarter of 2005. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
     Income tax expense in the second quarter of 2006 was $8,169 as compared with $13,274 in the second quarter of 2005. The Company’s effective income tax rate was approximately 40.2% in the second quarter of 2006 compared with 38.2% in the second quarter of 2005. The increase in the effective income tax rate was principally a result of higher state taxes resulting from recent tax developments in the states in which we operate.
Net Income
     Net income in the second quarter of 2006 was $12,170 compared with net income of $21,464 in the second quarter of 2005, a decrease of $9,294. Net income per basic share and net income per diluted share, were $0.14 in the second quarter of 2006. Net income per basic share and net income per diluted share were $0.23 in the same period of the prior year.
Earnings Per Share
     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 6.1% to 86,246 and 6.5% to 86,256, respectively, in the first quarter of 2006 compared with 91,829 and 92,247, respectively, in the first quarter of 2005. The decrease is principally attributable to the Company’s stock repurchase program.
Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
Revenues
     Revenues presented by type of commercial advertisements are as follows for the six month periods ending June 30:

	Six Months Ended June 30,
	2006		2005
	$	% of total	$	% of total
Local/Regional	125,477	50	150,640	55
National	124,457	50	125,279	45

Total (1)	$249,934	100%	$275,919	100%

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

          Revenues for the first six months of 2006 decreased $25,985, or 9.4%, to $249,934 compared with $275,919 in the first six months of 2005. During the first six months of 2006, revenues aggregated from the sale of local/regional airtime decreased approximately 16.7%, or approximately $25,163, and national-based revenues decreased approximately 0.7%, or $822, compared with the first six months of 2005. An estimated 92% of revenues were derived from terrestrial radio sources, while 8% of revenues were derived from sources other than terrestrial radio, including satellite, data, television, and new media.
          The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime from prior year levels. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Automotive, Drug Products, Home Improvement, Retail, and TV Tune-in categories.
          The decline in our aggregated national-based revenue was primarily a result of decreases in revenue originating from music, talk and news programming offset by increased revenue related to our exclusive broadcast of the 2006 Winter Olympic games, as well as an increase in our other sports programming.
Operating Costs
          Operating costs for the six months ended June 30 in each of 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006		2005
	$	% of total	$	% of total
Programming, production and distribution expenses	151,716	75	139,730	72
Selling expenses	26,648	13	28,838	15
Stock-based compensation	3,413	2	3,660	2
Other operating expenses	21,542	10	21,161	11

	$203,319	100%	$193,389	100%

          Operating costs increased approximately 5.1%, or $9,930, to $203,319 in the first six months of 2006 from $193,389 in the first six months of 2005. The unusual increase was principally attributable to increases in programming, production and distribution expenses resulting from increased costs in connection with the development of new and expanded program offerings, higher broadcast rights fees resulting from unusual increases in existing and new program commitments, and infrequent costs associated with our exclusive broadcast of the 2006 Winter Olympics. These increases were offset by decreases in variable program expenses and labor.
Depreciation and Amortization
          Depreciation and amortization decreased $218, or 2.1%, to $10,185 in the first six months of 2006 from $10,403 in the first six months of 2005. The decrease was principally attributable to a decrease in amortization expense related to the historical acquisition of certain service agreements.
Corporate General and Administrative Expenses
          Corporate general and administrative expenses increased $2,238, or 29.4%, to $9,853 in the first six months of 2006 from $7,615 in the first six months of 2005. Exclusive of stock-based compensation expense of $3,084 and $2,428 in the first six months of 2006 and 2005, respectively, corporate general and administrative expenses increased by $1,582. The increase was principally attributable to higher expenses associated with our corporate governance, business development and compliance initiatives.

Operating Income
          Operating income decreased $37,935 to $26,577 in the first six months of 2006 from operating income of $64,512 in the first six months of 2005. The 2006 decrease was principally attributable to the decline in net revenues and higher operating and corporate general and administrative costs.
Interest Expense
          Interest expense increased $4,706 in the first six months of 2006 to $12,492 from $7,786 in the first six months of 2005. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
          Income tax expense in the first six months of 2006 was $5,677 as compared with expense of $21,604 in the first six months of 2005. The Company’s effective income tax rate was approximately 39.6% in the first six months of 2006 compared with 38% in the first six months of 2005. The increase in the effective income tax rate was principally a result of higher state taxes resulting from recent tax developments in the states in which we operate.
Net Income
          Net income in the first six months of 2006 was $8,643 compared with net income of $35,308 in the first six months of 2005, a decrease of $26,665. Net loss per basic share and net loss per diluted share, were $0.10 in the first six months of 2006. Net income per basic share and net income per diluted share were $0.38 in the same period of the prior year.
Earnings Per Share
          Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 5.3% to 87,819 and 5.4% to 87,852, respectively, in the first six months of 2006 compared with 92,756 and 92,899, respectively, in the first six months of 2005. The decrease is principally attributable to the Company’s stock repurchase program.
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
          At June 30, 2006, the Company’s principal sources of liquidity were its cash and cash equivalents of $9,342 and available borrowings under its bank facility which is further described below.
          The Company has and continues to expect to generate significant cash flows from operating activities. For the six month periods ended June 30, 2006 and 2005, net cash provided by operating activities was $29,869 and $67,827, respectively.
          At June 30, 2006, the Company has an unsecured five-year $120,000 term loan and a five-year $180,000 revolving credit facility (referred to herein as the “Facility”), both of which mature in 2009. As of June 30, 2006, the Company had available borrowings of $80,000 under its Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Company also has issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes.

          In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2004, the Company’s Board of Directors authorized an additional $300 million for such stock repurchase program, which gave the Company, as of April 29, 2004, authorization to repurchase up to $402,023 of its common stock. Under its stock repurchase program, the Company purchased 750,000 shares of the Company’s common stock in the first six months of 2006, at a total cost of $11,044. At the end of June 2006, the Company had authorization to repurchase up to an additional $290,490 of its common stock.
          On August 7, 2006, the Board of Directors declared a cash dividend of $0.10 per share of issued and outstanding common stock and $0.08 per share of issued and outstanding Class B stock payable on September 15, 2006 to all record holders as of August 21, 2006. Dividend payments totaling $17,263 were made in the first six months of 2006. The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
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
New Accounting Standards and Interpretations Not Yet Adopted
          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the results of operations, financial position and cash flows.
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

▪
The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:

-	economic conditions, both generally and relative to the broadcasting industry;

-	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

-	the level of competition for advertising dollars;

-	technological changes and innovations;

-	fluctuations in programming costs;

-	shifts in population and other demographics;

-	changes in labor conditions; and

-	changes in governmental regulations and policies and actions of federal and state regulatory bodies.
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

▪
The Company believes relations with its employees and independent contractors are satisfactory. However, the Company may be adversely affected by future labor disputes, which may lead to increased costs or disruption of operations in any of the Company’s business locations.

          Additionally, in accordance with generally accepted accounting principles, the Company periodically evaluates whether it is more likely than not that the carrying amount of its reporting unit exceeds its fair value. The Company believes it is possible it may have an impairment of goodwill in the future.
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
          With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three- month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by approximately $5 thousand for every $2 million of outstanding debt. As of June 30, 2006, the Company had $220 million outstanding under the Facility.
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
          In addition, there were no changes in our internal control over financial reporting during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended June 30, 2006, the Company did not purchase any shares of its common stock under its existing stock purchase program which was publicly announced on September 23, 1999.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
	Total		Part of Publicly	Under the Plans or
	Number of Shares	Average Price Paid	Announced Plan or	Programs
Period	Purchased in Period	Per Share	Program	(A)
4/1/06 – 4/30/06	—	—	21,001,424	$290,490,000
5/1/06 – 5/31/06	—	—	21,001,424	290,490,000
6/1/06 – 6/30/06	—	—	21,001,424	290,490,000

	—	$—

(A)	Represents remaining authorization from the additional $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.
          On February 28, 2006 and May 30, 2006, the Company paid cash dividends of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock. On August 7, 2006, the Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock.
Items 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on May 16, 2006.

(b)
The matters voted upon and the related voting results are as follows (holders of common stock and Class B stock voted together on all matters except for the election of three independent members of the Board of Directors, for which holders of common stock voted alone for the election of Mr. Dennis, Mr. Carnesale and Mr. Little).

(1)	Election of Class II Directors:

	FOR	WITHHELD
David L. Dennis	77,056,475	2,041,082
Albert Carnesale	39,737,424	39,360,133
Grant F. Little, III	77,602,336	1,495,221
Walter Berger	75,798,984	3,298,573
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2006:

FOR	78,324,251
AGAINST	761,508
ABSTAIN	11,798
NO VOTE	0
Item 5. Other Information
          None.

Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1+	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company (4)
10.2+	Amendment No.1 to Employment Agreement, dated June 30, 2006, between the Company and Andrew Zaref. (5)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated June 26, 2006 and incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Peter Kosann
Name: Peter Kosann
Title: Chief Executive Officer

By:	/S/ Andrew Zaref
Name: Andrew Zaref
Title: Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1+	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company (4)
10.2+	Amendment No.1 to Employment Agreement, dated June 30, 2006, between the Company and Andrew Zaref. (5)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated June 26, 2006 and incorporated herein by reference.