Form 10-Q
period 2006-09-30
WESTWOOD ONE INC /DE/
filed 2006-11-09
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
Number of shares of stock outstanding at November 1, 2006 (excluding treasury shares):
Common Stock, par value $.01 per share — 86,270,095 shares
Class B Stock, par value $.01 per share — 291,796 shares

WESTWOOD ONE, INC.

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,205	$10,399
Accounts receivable, net of allowance for doubtful accounts of $3,684 (2006) and $2,797 (2005)	107,479	135,184
Prepaid and other assets	25,222	26,662

Total Current Assets	144,906	172,245

PROPERTY AND EQUIPMENT, NET	39,173	41,166
GOODWILL	982,219	982,219
INTANGIBLE ASSETS, NET	4,540	5,007
OTHER ASSETS	28,070	39,009

TOTAL ASSETS	$1,198,908	$1,239,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,756	$15,044
Amounts payable to related parties	18,083	21,192
Deferred revenue	8,480	9,086
Accrued income taxes	1,574	21,861
Accrued expenses and other liabilities	47,852	32,968

Total Current Liabilities	94,745	100,151

LONG-TERM DEBT	406,414	427,514
OTHER LIABILITIES	7,361	7,952

TOTAL LIABILITIES	508,520	535,617

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 252,751,250 shares; issued and outstanding, 85,955,556 (2006) and 86,673,821 (2005)	860	867
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2006 and 2005)	3	3
Additional paid-in capital	289,416	300,419
Unrealized gain on available for sale securities	4,152	—
Accumulated earnings	395,957	402,740

TOTAL SHAREHOLDERS’ EQUITY	690,388	704,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,198,908	$1,239,646

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
		(Restated)		(Restated)

NET REVENUES	$114,263	$134,928	$364,197	$410,847

Operating Costs (includes related party expenses of $17,117, $18,094, $58,853 and $60,103, respectively)	82,010	88,799	285,329	282,188
Depreciation and Amortization (includes related party warrant amortization of $2,427,$2,427, $7,281 and $7,281, respectively)	5,239	5,194	15,424	15,597

Corporate General and Administrative Expenses (includes related party expenses of $825, $819, $2,440 and $2,367, respectively)	3,178	3,303	13,031	10,918

	90,427	97,296	313,784	308,703

OPERATING INCOME	23,836	37,632	50,413	102,144
Interest Expense	6,625	4,840	19,117	12,626
Other (Income) Expense	(154)	(133)	(389)	(319)

INCOME BEFORE INCOME TAXES	17,365	32,925	31,685	89,837
INCOME TAXES	6,881	12,856	12,558	34,460

NET INCOME	$10,484	$20,069	$19,127	$55,377

EARNINGS PER SHARE:
BASIC	$0.12	$0.22	$0.22	$0.60

DILUTED	$0.12	$0.22	$0.22	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	86,246	90,338	87,287	91,940

DILUTED	86,248	90,487	87,299	92,490

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	(Unaudited)
	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$19,127	$55,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,424	15,597
Disposal of property and equipment	—	88
Deferred taxes	(4,554)	(3,416)
Non-cash stock compensation	9,596	8,977
Amortization of deferred financing costs	250	250

	39,843	76,873
Changes in assets and liabilities:
Accounts receivable	27,705	19,620
Prepaid and other assets	1,190	(5,731)
Deferred revenue	(606)	(4,109)
Income taxes payable and prepaid income taxes	(20,287)	11,819
Accounts payable and accrued expenses and other liabilities	17,414	11,928
Amounts payable to related parties	(3,109)	(998)

Net Cash Provided By Operating Activities	62,150	109,402

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,258)	(2,889)
Repayment of loan receivable	2,000	—
Acquisition of companies and other	75	(204)

Net Cash Used in Investing Activities	(3,183)	(3,093)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	302	2,559
Borrowings under bank and other long-term obligations	10,000	75,000
Debt repayments and payments of capital lease obligations	(30,509)	(35,477)
Dividend payments	(25,910)	(18,264)
Repurchase of common stock	(11,044)	(120,579)
Windfall tax benefits from stock option exercises	—	682

Net Cash Used in Financing Activities	(57,161)	(96,079)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,806	10,230

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,399	10,932

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,205	$21,162

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 — Basis of Presentation:
          The accompanying Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2005, as restated (See Note 2). Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2006.
          Subsequent to the second quarter of 2006, the Company identified a clerical error in their previously presented statement of cash flows for the six month period ending June 30, 2006. The error, in the amount of $10,000, related to a debt repayment that was classified as a reduction in accounts payable resulting in an understatement of Net Cash Provided by Operating Activities and an understatement of Net Cash Used in Financing Activities. Consequently, for the six months ended June 30, 2006 Net Cash Provided by Operating Activities should have been $39,869 and Net Cash Used in Financing Activities should have been $38,341.
NOTE 2 — Equity-Based Compensation:
Equity Compensation Plans
          The Company established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which provide for the granting of options to directors, officers and key employees to purchase Company common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600,000 shares were reserved for grant through March 1999. The 1989 Plan expired, but certain grants made under the 1989 Plan remain outstanding at September 30, 2006. On September 22, 1999, the stockholders ratified the 1999 Plan which authorized the grant of up to 8,000,000 shares of Common Stock. Options granted under the 1999 Plan generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.
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
          At September 30, 2006 there were 10,733,800 shares available for grant under the Company’s equity compensation plans.
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
          As a result of adopting SFAS 123R, the Company’s income before income taxes was $2,534 and $2,740 lower for the three month periods ended September 30, 2006 and 2005, respectively, and $8,074 and $8,799 lower for the nine month periods ended September 30, 2006 and 2005, respectively, than if it had continued to account for the share-based compensation under APB No. 25. Income taxes were $994 and $1,056 lower for the three month periods and $3,192 and $3,530 lower for the nine month periods ended September 30, 2006 and 2005, respectively.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Selected Statement of Operations Data:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Operating Costs	$87,166	$1,633	$88,799	$276,895	$5,293	$282,188
Corporate General and Administrative Expenses	2,196	1,107	3,303	7,412	3,506	10,918
Income Before Income Taxes	35,665	(2,740)	32,925	98,636	(8,799)	89,837
Income Taxes	13,912	(1,056)	12,856	37,990	(3,530)	34,460
Net Income	21,753	(1,684)	20,069	60,646	(5,269)	55,377
Basic Earnings Per Share	$0.24	$(0.02)	$0.22	$0.66	$(0.06)	$0.60
Diluted Earnings Per Share	$0.24	$(0.02)	$0.22	$0.66	$(0.06)	$0.60
Equity Compensation Activity
          The Company has awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility if shorter. The Company’s RSU activity during the nine month period ended September 30, 2006 follows:

			Weighted Average
		Aggregate	Grant Date
	2006	Grant Date	Fair Value
RSUs:	Shares	Fair Value	Per Share
Outstanding at December 31, 2005	100,683	$1,819	$18.07
Granted during the period	180,777	2,194	12.14
Dividend equivalents during the period	7,721	65	8.39
Forfeited during the period	(44,075)	(733)	16.64
Converted to common stock	(1,735)	(34)	19.70

Outstanding at end of period	243,371	$3,311	$13.60

          As of September 30, 2006, there was $1,993 of unearned compensation cost related to the RSUs granted. That cost is expected to be recognized over a weighted-average period of 1.69 years. The total compensation expense recognized related to RSUs was $338 and $145 for the three month periods ended September 30, 2006 and 2005, respectively, and $948 and $178 for the nine month periods ended September 30, 2006 and 2005, respectively. These costs have been included in corporate, general and administrative expenses in the accompanying Statement of Operations.
          The Company has awarded restricted shares of common stock to certain key employees. The awards have restriction periods tied solely to employment and vest over four years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company’s restricted stock activity during the nine month period ended September 30, 2006 follows:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

			Weighted
			Average
			Grant Date
	2006	Grant Date	Fair Value
RESTRICTED STOCK:	Shares	Fair Value	Per Share
Unvested at December 31, 2005	—	$—	$—
Granted during the period (1)	341,705	$4,521	13.23
Vested during the period	—	—	—
Forfeited during the period	(14,268)	(203)	14.21

Unvested at September 30, 2006	327,437	$4,318	$13.18

(1)	Amount includes dividend equivalents on unvested shares
          As of September 30, 2006, there was $2,994 of unearned compensation cost related to restricted stock grants. That cost is expected to be recognized over a weighted-average period of 3.25 years. The total compensation expense recognized related to restricted stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Included In:	2006	2005*	2006	2005*
Corporate General and Administrative Expenses	$35	$—	$73	$—
Operating Costs	192	—	501	—

Total	$227	$—	$574	$—

*There was no restricted stock issued as of September 30, 2005.
The Company’s stock option activity during the nine month period ended September 30, 2006 follows:

	2006
		Weighted
		Average
		Exercise
STOCK OPTIONS:	Shares	Price
Outstanding at December 31, 2005	7,787,589	$25.07
Granted during the period	755,560	14.42
Exercised during the period	(30,000)	10.09
Cancelled during the period	(1,708,068)	25.08
Forfeited during the period	(579,082)	22.93
Expired during the Period	(7,500)	20.73

Outstanding at September 30, 2006	6,218,499	$24.05
          At September 30, 2006, options to purchase 3,632,726 shares of Common Stock were currently vested and exercisable at a weighted average exercise price of $25.17. The aggregate intrinsic value of the options outstanding at September 30, 2006 was $25, and the aggregate intrinsic value of the options vested and exercisable at September 30, 2006 was $25.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The aggregate intrinsic value of options exercised was $0 and $242 during the three months, and $42 and $2,698 during the nine months, ended September 30, 2006 and 2005 respectively. The aggregate intrinsic value of vested and exercisable options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock.
          As of September 30, 2006, there was $17,568 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.49 years. The total compensation expense recognized related to options is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Included In:	2006	2005	2006	2005
Corporate General and Administrative Expenses	$1,067	$1,107	$3,503	$3,506
Operating Costs	1,467	1,633	4,571	5,293

Total	$2,534	$2,740	$8,074	$8,799
          The aggregate estimated fair value of options vesting was $2,745 and $4,715 during the three months and $5,029 and $25,405 during the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair value of the options granted was $5.57 and $6.05 during the nine months ended September 30, 2006 and 2005, respectively. The estimated fair value of options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005*	2006	2005
Risk-Free Interest Rate	4.74%	—	4.52%	4.0%
Expected Term	6.25	—	6.21	5.0
Expected Volatility	38.2%	—	45.3%	29.1%
Expected Dividend Yield	6.21%	—	2.75%	1.09%
          *There were no options granted during the three months ended September 30, 2005.
          The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. Beginning with options granted after January 1, 2006, the expected term assumption has been calculated using the “shortcut method” as permitted by Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company set the expected term equal to the applicable vesting period. The expected volatility assumption used by the Company is based on the historical volatility of the Company’s stock. The dividend yield represents the expected dividends on the Company stock for the expected term of the option.
          Additional information related to options outstanding at September 30, 2006, segregated by grant price range, is summarized below:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

			Remaining
			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Life (In
	Options	Price	Years)
Options Outstanding at Exercise Price Ranges of:
$5.34-$9.88	131,500	$9.04	2.40
$10.09-$19.93	1,524,489	15.40	6.24
$20.25-$26.96	2,204,160	21.27	6.24
$30.19-$38.34	2,339,150	33.28	5.81
NOTE 3 — Investments:
      On March 29, 2006, the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540,195 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The Company is subject to a one-year lock-up provision with respect to its shares in GTN. The investment in GTN, valued at $7,224 at September 30, 2006, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of September 30, 2006 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.
      GTN is the parent company of ATN, and also of Canadian Traffic Network ULC (“CTN”) from whom the Company purchased a senior secured note in an aggregate principal amount of $2,000 in November 2005. This note was included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2005. On September 7, 2006, CTN repaid this note in full.
NOTE 4 — Comprehensive Income:
      Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income (Loss)	$10,484	$20,069	$19,127	$55,377
Other Comprehensive Income:
Unrealized Gain (Loss)	(752)	—	4,152	—

Comprehensive Income	$9,732	$20,069	$23,279	$55,377
NOTE 5 — Earnings Per Share:
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
      The Company has issued options, restricted stock, RSUs, and warrants (See note 7 — Related Party Transactions for more information regarding warrants), which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to such instruments were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options	2,222	550,537	11,519	149,849
Restricted Stock	603	—	357	—
Restricted Stock Units	—	—	—	—
Warrants	—	—	—	—
      Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following weighted average outstanding shares were excluded from the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options	6,363,420	6,331,360	7,183,212	6,331,360
Warrants	3,500,000	4,000,000	3,500,000	4,000,000
      The per share exercise prices of the options were $9.13-38.34 and $20.25-38.34 for the three months, and $10.09-38.34 and $20.25-38.34 for the nine months ended September 30, 2006 and 2005 respectively. The per share exercise prices of the warrants were $51.40-67.98 and $43.11-67.98 for the three and nine month periods ended September 30, 2006 and 2005 respectively.
NOTE 6 — Debt:
      Long-term debt consists of the following at:

	September 30, 2006	December 31, 2005
Revolving Credit Facility/Term Loan	$210,000	$230,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(3,586)	(2,486)

	$406,414	$427,514

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
      On October 31, 2006 the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility (collectively the “Facility”). In connection with the original closing of the Facility on March 3, 2004, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. At October 31, 2006, the Company had available borrowings under the Facility of $60,000.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
      As of September 30, 2006, the applicable margin was LIBOR plus .875%. Additionally, at September 30, 2006, the Company had borrowed $210,000 at a weighted-average interest rate of 5.7% (including the applicable margin). As of December 31, 2005, the Company had borrowed $230,000 at a weighted-average interest rate of 4.0% (including applicable margin).
NOTE 7 — Related Party Transactions:
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
      The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Representation Agreement	$6,751	$6,491	$20,392	$19,237
Programming and Affiliations	10,366	11,603	38,461	40,866
Management Agreement (excluding warrant amortization)	825	819	2,440	2,367
Warrant Amortization	2,427	2,427	7,281	7,281

	$20,369	$21,340	$68,574	$69,751

      Since 2001 the Company has been making payments to CBS Radio of up to $3.8 million per annum to reflect an incremental market adjustment in compensation for its owned radio stations that are parties to affiliation agreements with the Company. Such additional amounts included in the financial statements total $1.5 million for the nine months ended September 30, 2006 and $2.25 million for the nine months ended September 30, 2005. This additional compensation to CBS Radio is included in operating expenses described above under the heading “Programming and Affiliations.”
      Expenses incurred for the representation agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts of related party transactions set forth in these consolidated financial statement also reflect transactions between the Company and Viacom Inc. (“Viacom”) because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 8 — Shareholders’ Equity:
      On February 28, 2006, May 30, 2006 and September 15, 2006, the Company paid cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock.
NOTE 9 — New Accounting Standards and Interpretations Not Yet Adopted:
      In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the consolidated financial position and results of operations.
      In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not presently expect that it will have a material effect on the consolidated financial position or results of operations.
      In September 2006, the FASB issued “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the consolidated financial position or results of operations.
NOTE 10 — Subsequent Event:
      On November 7, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of common stock and $0.016 per share for every issued and outstanding share of Class B stock, payable on December 15, 2006 to stockholders of record on the books of the Company at the close of business on November 21, 2006. Further declarations of dividends, including the establishment of record and payment dates related to dividends, will be at the discretion of the Company’s Board of Directors.

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
      The radio broadcasting industry has experienced a significant amount of consolidation. As a result, certain major radio station groups, including CBS Radio and Clear Channel Communications, have emerged as powerful forces in the industry. Westwood One is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the inventory and audience that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by the audience and inventory delivered by the CBS Radio owned and operated radio stations, and an inability to renew, or a significant modification to, its agreements with CBS Corporation.
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
      The principal critical components of our operating expenses are labor, programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement, personnel costs and other administrative expenses, including those associated with business development and corporate governance matters.
      We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead time to make modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenues. Conversely, in a period of declining revenues, operating income will decrease by a greater percentage than the decline in revenues because of the lead time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds. The Company carefully considers matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances where the Company functions as the principal in the transaction, the revenues and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances where the Company functions as an agent or sales representative, the Company’s effective commission is presented within revenues with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements should be considered when evaluating operating margin and/or increases and decreases in operating expenses.
Results of Operations
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenues
      Revenues presented by type of commercial advertisements are as follows for the three month periods ending September 30:

	Three Months Ended September 30,
	2006		2005
	$	% of total	$	% of total
Local/Regional	$63,911	56	$75,613	56
National	50,352	44	59,315	44

Total (1)	$114,263	100%	$134,928	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.

      Revenues for the third quarter of 2006 decreased $20,665, or 15.3%, to $114,263 compared with $134,928 in the third quarter of 2005. During the third quarter of 2006, revenues aggregated from the sale of local/regional airtime decreased approximately $11,702, or 15.5%, and national-based revenues decreased $8,963, or 15.1%, from the third quarter of 2005. An estimated 92% of revenues were derived from terrestrial radio sources, while 8% of revenues were derived from sources other than terrestrial radio, including satellite, data, television and new media.
      The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime and increased competition relative to prior year levels. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Automotive, Employee Recruitment and Retail categories.
      The aggregated national-based revenue was impacted by a decrease in revenues originating from news programming, sports programming and talk categories.
Operating Costs
      Operating costs for the three months ended September 30 in each of 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006		2005
	$	% of total	$	% of total
Programming, production and distribution expenses	$62,203	76	$66,245	75
Selling expenses	9,838	12	10,844	12
Stock-based compensation	1,659	2	1,633	2
Other operating expenses	8,310	10	10,077	11

	$82,010	100%	$88,799	100%

      Operating costs decreased approximately 7.6%, or $6,789, to $82,010 in the third quarter of 2006 from $88,799 in the third quarter of 2005. The decrease was principally attributable to distribution and payroll and related benefit costs inclusive of certain severance costs in the third quarter of 2006. Additionally, the Company has reduced programming, production and rights fees from existing program offerings, and has curtailed certain discretionary costs such as advertising and promotions.
Depreciation and Amortization
      Depreciation and amortization increased $45, or 1%, to $5,239 in the third quarter of 2006 from $5,194 in the third quarter of 2005. The increase was principally attributable to improvements to one of our production facilities.
Corporate General and Administrative Expenses
      Corporate general and administrative expenses decreased $125, or 3.8%, to $3,178 in the third quarter of 2006 from $3,303 in the third quarter of 2005. Exclusive of stock-based compensation expense of $1,440 and $1,252 in the third quarter of 2006 and 2005, respectively, corporate general and administrative expenses decreased by $313. The decrease was principally attributable to lower expenses associated with our corporate governance and business development.

Operating Income
          Operating income decreased $13,796, or 36.7%, to $23,836 in the third quarter of 2006 from operating income of $37,632 in the third quarter of 2005. The 2006 decrease was principally attributable to the decline in net revenues and higher operating and corporate general and administrative costs.
Interest Expense
          Interest expense increased 36.9 % in the third quarter of 2006 to $6,625 from $4,840 in the third quarter of 2005. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
          Income tax expense in the third quarter of 2006 was $6,881 as compared with $12,856 in the third quarter of 2005. There has been no significant change in the Company’s effective income tax rate.
Net Income
          Net income in the third quarter of 2006 was $10,484 compared with net income of $20,069 in the third quarter of 2005, a decrease of $9,585. Net income per basic share and net income per diluted share were $0.12 in the third quarter of 2006. Net income per basic share and net income per diluted share were $0.22 in the third quarter of 2005.
Earnings Per Share
          Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 4.5% to 86,246 and 4.7% to 86,248, respectively, in the third quarter of 2006 compared with 90,338 and 90,487, respectively, in the third quarter of 2005. The decrease is principally attributable to the Company’s stock repurchase program.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenues
          Revenues presented by type of commercial advertisements are as follows for the nine month periods ending September 30:

	Nine Months Ended September 30,
	2006		2005
	$	% of total	$	% of total
Local/Regional	$189,387	52	$226,254	55
National	174,810	48	184,593	45

Total (1)	$364,197	100%	$410,847	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.

          Revenues for the first nine months of 2006 decreased $46,650, or 11.4%, to $364,197 compared with $410,847 in the first nine months of 2005. During the first nine months of 2006, revenues aggregated from the sale of local/regional airtime decreased approximately 16.3%, or approximately $36,867, and national-based revenues decreased approximately 5.3%, or $9,783, compared with the first nine months of 2005. An estimated 92% of revenues were derived from terrestrial radio sources, while 8% of revenues were derived from sources other than terrestrial radio, including satellite, data, television and new media.
          The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime from prior year levels. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Banking, Drug Products, Retail and TV Tune-in categories.
          The decline in our aggregated national-based revenue was primarily a result of decreases in revenue originating from talk and news programming offset by increased revenue related to our exclusive broadcast of the 2006 Winter Olympic games, as well as an increase in our other sports programming.
Operating Costs
          Operating costs for the nine months ended September 30 in each of 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006		2005
	$	% of total	$	% of total
Programming, production and distribution expenses	$213,919	75	$205,975	73
Selling expenses	36,486	13	39,682	14
Stock-based compensation	5,072	2	5,293	2
Other operating expenses	29,852	10	31,238	11

	$285,329	100%	$282,188	100%

          Operating costs increased approximately 1.1%, or $3,141, to $285,329 in the first nine months of 2006 from $282,188 in the first nine months of 2005. The increase was principally attributable to increases in programming, production and distribution expenses resulting from increased costs in connection with the development of new and expanded program offerings, higher broadcast rights fees resulting from unusual increases in existing and new program commitments, and infrequent costs associated with our exclusive broadcast of the 2006 Winter Olympics. These increases were offset by decreases in payroll and related benefit costs. Additionally, the Company has curtailed certain discretionary expenses such as advertising.
Depreciation and Amortization
          Depreciation and amortization decreased $173, or 1.1%, to $15,424 in the first nine months of 2006 from $15,597 in the first nine months of 2005. The decrease was principally attributable to a decrease in amortization expense related to the historical acquisition of certain service agreements.
Corporate General and Administrative Expenses
          Corporate general and administrative expenses increased $2,113, or 19.4%, to $13,031 in the first nine months of 2006 from $10,918 in the first nine months of 2005. Exclusive of stock-based compensation expense of $4,524 and $3,684 in the first nine months of 2006 and 2005, respectively, corporate general and administrative expenses increased by $1,273. The increase was principally attributable to higher expenses associated with our corporate governance, business development and compliance initiatives.

Operating Income
          Operating income decreased $51,731 to $50,413 in the first nine months of 2006 from operating income of $102,144 in the first nine months of 2005. The decrease was principally attributable to the decline in net revenues and higher operating and corporate general and administrative costs.
Interest Expense
          Interest expense increased $6,491 in the first nine months of 2006 to $19,117 from $12,626 in the first nine months of 2005. The increase was principally attributable to higher average borrowings under our credit facilities and higher average interest rates.
Provision for Income Taxes
          Income tax expense in the first nine months of 2006 was $12,558 as compared with expense of $34,460 in the first nine months of 2005. There has been no significant change in the Company’s effective income tax rate.
Net Income
          Net income in the first nine months of 2006 was $19,127 compared with net income of $55,377 in the first nine months of 2005, a decrease of $36,250. Net income per basic share and net income per diluted share, were $0.22 in the first nine months of 2006. Net income per basic share and net income per diluted share were $0.60 in the first nine months of 2005.
Earnings Per Share
          Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 5.1% to 87,287 and 5.6% to 87,299, respectively, in the first nine months of 2006 compared with 91,940 and 92,490, respectively, in the first nine months of 2005. The decrease is principally attributable to the Company’s stock repurchase program.
Liquidity and Capital Resources
          The Company continually projects anticipated cash requirements, which may include share repurchases, dividends, potential acquisitions, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through cash flow from operations, the issuance of common stock in connection with option exercises and the issuance of long-term debt.
          At September 30, 2006, the Company’s principal sources of liquidity were its cash and cash equivalents of $12,205 and available borrowings under its bank facility which is further described below.
          The Company has and continues to expect to generate significant cash flows from operating activities. For the nine month periods ended September 30, 2006 and 2005, net cash provided by operating activities was $62,150 and $109,402, respectively.
          The Company has an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility, as amended on October 31, 2006 (referred to herein as the “Facility”), both of which mature in 2009. As of October 31, 2006, the Company had available borrowings of $60,000 under its Facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The Company has also issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes.

          In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2004, the Company’s Board of Directors authorized an additional $300 million for such stock repurchase program, which gave the Company, as of April 29, 2004, authorization to repurchase up to $402,023 of its common stock. Under its stock repurchase program, the Company purchased 750,000 shares of the Company’s common stock in the first nine months of 2006 at a total cost of $11,044. The Company has not repurchased any of its common stock since February 2006. At the end of September 2006, the Company had authorization to repurchase up to an additional $290,490 of its common stock.
          On November 7, 2006, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding common stock and $0.016 per share of issued and outstanding Class B stock payable on December 15, 2006 to all record holders as of November 21, 2006. Dividend payments totaling $25,910 were made in the first nine months of 2006. The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
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
New Accounting Standards and Interpretations Not Yet Adopted
          In September 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the consolidated financial position and results of operations.
          In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on the consolidated financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not expect that it will have a material effect on the consolidated financial position or results of operations.

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
          A wide range of factors could materially affect future developments and performance including the following:
•
The Company has a Management Agreement, a Representation Agreement and other related agreements with CBS Radio, which expire on March 31, 2009. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. In addition, the Company operates the CBS Radio Network and has purchased several other pieces of programming from CBS and its affiliates. Accordingly, the Company’s operating performance could be materially adversely impacted by the amount of audience and inventory delivered by the CBS Radio owned and operated radio stations, and its inability to renew, or a significant modification to, its agreements with CBS Corporation.

•
As a result of a recent deterioration in the Company’s operating performance, the Company recently amended its senior loan agreement with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including the total debt ratio covenant which was amended to 4.00 to 1 through March 31, 2008. Further changes in the Company’s operating performance may cause the Company to seek further amendments to the covenants under the senior loan agreement or to seek to replace the senior loan agreement, which matures on February 28, 2009. The Company’s ability to obtain, if needed, additional amendments or additional financing, or to refinance the existing senior loan agreement, may be impacted by the Company’s ability to extend its relationship with CBS Radio beyond the March 31, 2009 expiration of the Management Agreement and related agreements.

•
The Company has affiliation agreements with most of CBS’s owned and operated radio stations which, in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. In May 2006, CBS Radio announced its intention to explore the divestiture of its radio stations in ten of its smaller markets. CBS Radio subsequently announced that it has entered into agreements to sell its radio stations in eight of these ten markets and that it continues to explore the sale of its radio stations in the remaining two markets. While CBS Radio has informed the Company that the purchasers of such stations have agreed to assume substantially all of the affiliation agreements with the Company, the Company may not be able to continue or renew such agreements, or its affiliation agreements with other radio station owners, upon their expiration. If a significant number of additional radio stations affiliated with the Company, or radio stations in key markets that are affiliated with the Company, are sold by CBS Radio or other owners, and the new owners of such stations do not assume and continue the affiliation agreements with the Company, or if the Company cannot enter into new affiliation agreements with other radio stations in such markets, the Company’s operating performance could be materially and adversely impacted.

•
The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:

-	economic conditions, both generally and relative to the broadcasting industry;

-	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

-	the level of competition for advertising dollars;

-	lower than anticipated market acceptance of new or existing products;

-	technological changes and innovations;

-	fluctuations in programming costs;

-	shifts in population and other demographics;

-	changes in labor conditions; and

-	changes in governmental regulations and policies and actions of federal and state regulatory bodies.

Although the Company believes that its radio programming will be able to compete effectively and will continue to attract audiences and advertisers, there can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenues.

•
The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major station groups, including CBS Radio and Clear Channel Communications, have emerged as powerful forces in the industry. Given the size and financial resources of these station groups, they may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers. In addition, certain major station groups have (1) recently reduced overall amounts of commercial inventory broadcast on their radio stations (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to the Company. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements.

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

          Additionally, in accordance with generally accepted accounting principles, the Company periodically evaluates whether it is more likely that not that the carrying amount of its reporting unit exceeds its fair value. The Company believes it is possible it may have an impairment of goodwill in the future.
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
          In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven-year interest rate swap agreement covering $25 million notional value of its outstanding borrowing to effectively float the interest rate at three month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75 million notional value of its outstanding borrowing to effectively float the interest rate at three month LIBOR plus 80 basis points.
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
          With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three- month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by approximately $5,000 for every $2 million of outstanding debt. As of September 30, 2006, the Company had $210 million outstanding under the Facility.
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
          In addition, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against the Company and certain of its current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to former directors and executives of the Company. Plaintiff seeks judgment against the individual defendants in favor of the Company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. The Company is reviewing the complaint and will respond appropriately.
Item 1A. Risk Factors
          A restated description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2006 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended September 30, 2006, the Company did not purchase any shares of its common stock under its existing stock purchase program which was publicly announced on September 23, 1999.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total		Part of Publicly	Purchased Under the
	Number of Shares	Average Price Paid	Announced Plan or	Plans or Programs
Period	Purchased in Period	Per Share	Program	(A)
7/1/06 - 7/31/06	—	—	21,001,424	290,490,000
8/1/06 - 8/31/06	—	—	21,001,424	290,490,000
9/1/06 - 9/30/06	—	—	21,001,424	290,490,000

	—	$—

(A)	Represents remaining authorization from the additional $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.
     On February 28, 2006, May 30, 2006, and September 15, 2006, the Company paid cash dividends of $0.10 per outstanding share of common stock and $0.08 per outstanding share of Class B stock. On November 7, 2006, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding common stock and $0.016 per share of issued and outstanding Class B stock.

Item 3. Defaults Upon Senior Securities
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

Name: Andrew Zaref
Title: Chief Financial Officer

Date: November 9, 2006

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