Form 10-K
period 2006-12-31
WESTWOOD ONE INC /DE/
filed 2007-03-07
CIK 771950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

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

Large accelerated filer ☐                     Accelerated filer ☑                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of Common stock held by non-affiliates of the registrant was approximately $529.2 million based on the last reported sales price of the registrant’s Common stock on June 30, 2006 (the last business day of the most recently completed second quarter) and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2007, 86,328,261 shares (excluding treasury shares) of Common stock, par value $0.01 per share, were outstanding and 291,796 shares of Class B Stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant’s 2006 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc.

General

Westwood One supplies radio and television stations with information services and programming. The Company is one of the largest domestic outsource provider of traffic reporting services and one of the nation’s largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.

The Company derives substantially all of its revenues from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. The Company obtains the commercial airtime it sells to advertisers from radio and television affiliates, or other distribution partners, in exchange for the programming or information services it provides to them. The Company often supplements the commercial airtime it receives from programming and information services by providing affiliates with compensation to obtain additional commercial airtime. That commercial airtime is sold to local/regional advertisers (typically :10 second commercial airtime) and to national advertisers (typically :30 or :60 second commercial airtime). By purchasing commercial airtime from the Company, advertisers are able to have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences.

The Company provides local traffic and information broadcast reports in over 95 of the top 100 Metro Survey Area markets (referred to herein as “MSA markets”) in the United States. The Company also offers radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to weekday and weekend news and entertainment features and programs. These programs include: major sporting events, including the National Football League, Notre Dame football and other college football and basketball games, the National Hockey League, the Masters and the Olympics, live personality intensive talk shows, live concert broadcasts, countdown shows, music and interview programs and exclusive satellite simulcasts with cable networks.

The Company continues to develop alternative revenue streams generally by leveraging its existing resources and creating new distribution channels for its extensive content. The Company provides programming to satellite radio services, services to complimentary distribution channels, data for digital map and automotive navigation systems, and for distribution into all electronic mediums.

Westwood One is managed by CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation (“Infinity”)), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between the Company and CBS Radio (then Infinity) which expires on March 31, 2009 (the “Management Agreement”).

On November 9, 2006, the Company announced that its Board of Directors established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio Inc. and its affiliates, including the Company’s management agreement and programming and distribution arrangements with CBS Radio. The Company’s principal agreements with CBS Radio currently expire on March 31, 2009. The Committee and CBS Radio are currently engaged in discussions relating to these matters. There can be no assurance that this process will result in any modification or extension to these agreements.

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

In addition to the traditional “terrestrial” radio stations, new technologies and services have entered the marketplace. Currently, there are a number of satellite-based broadcasters with programming very similar to traditional radio. Additionally, the radio industry has begun to roll out HD “High Definition” channels which may effectively increase the number of radio stations in the United States.

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

To plan its estimated network audience delivery and demographic composition, specific historical measurement information is available to advertisers from independent rating services such as Arbitron and their RADAR rating service. The rating service provides historical demographic information such as the age and gender composition of the listening audiences. Consequently, advertisers can predict that their advertisements are being heard by their target listening audience.

In addition to targeting and reaching defined audiences, the Company’s products provide creative marketing opportunities, including endorsements by trusted personalities, product integration, association with high quality and desirable blue chip programming and on-location sponsorship opportunities at cost effective rates.

Business Strategy/Services

The Company’s business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own on a cost effective basis. The Company offers radio stations traffic and news information as well as a wide selection of regularly scheduled and special event syndicated programming. The information and programs are produced by the Company and, therefore, the stations typically have virtually no production costs. With respect to the Company’s programs, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, Westwood One’s programs contain available commercial airtime that the stations may sell to local advertisers. Westwood One typically distributes promotional announcements to the stations and occasionally places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.

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

The Company gathers traffic and other data utilizing the Company’s information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. The Company also gathers information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into the Company’s computer systems by the Company’s local writers and producers. This permits the Company to easily re-sell the information to third parties for distribution through the internet, wireless devices or personal digital assistants (“PDAs”) and various other distribution channels. The Company’s professional announcers read the customized reports on the air. The Company’s information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster’s style, etc.) are customized to meet each individual affiliate’s requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company’s services meet its affiliates’ goals and standards. The Company and its affiliates jointly select the on-air talent to ensure that each on-air talent’s style is appropriate for the station’s format. The Company’s on-air talent often become integral “personalities” on such affiliate stations as a result of their significant on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional on-air talent on multiple affiliate stations within a particular market.

The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately: 85 helicopters and fixed-wing aircraft; 25 mobile units; 30 airborne camera systems; 125 fixed-position proprietary cameras; 62 broadcast studios and 1,272 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company’s operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables the Company’s on-air talent to deliver reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided. The Company believes its long-standing and continued investment in incident data and traffic gathering infrastructure differentiates the Company from its competitors.

The Company generally does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company’s affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated the reports with its own resources.

As a result of its extensive network of operations and talent, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates’ call letters from the scene of news events. Past examples have included, among others, providing live airborne coverage of the September 11 terrorist attack on the World Trade Center and Hurricane Katrina. By using our news helicopters, the Company feeds live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provide live customized airborne reports for the Company’s radio affiliates via the Company’s Metro Source service, which is described below. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 90 markets and that is able to provide customized reports to these markets.

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

As part of its efforts to expand its inventory and commercial footprint, in 2005 the Company entered into a strategic sales representation agreement with the Associated Press (“AP”). The AP agreement gives the Company the exclusive right to represent all of the AP’s :10 second news sponsorship inventory on over 150 AP radio affiliates. The Company believes the AP agreement provides it with an opportunity to procure inventory from the AP’s nearly 4,000 affiliates.

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

The Company, through SmartRoute, collects, organizes and distributes a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. The Company delivers its information under the SRS brand name. In addition, the Company has participated in a number of Federal and State funded Intelligent Transportation System projects, including various operational 511 Interactive Voice Response (“IVR”), advanced web sites, and combined advanced traveler and transit information systems for Massachusetts, Florida, North Carolina, Virginia, Missouri and New Jersey Departments of Transportation. SRS also operates Traffic Management Centers for Jacksonville, Florida; Massachusetts; South East Florida; and New Jersey Departments of Transportation.

The Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. These relationships allow for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, and in-vehicle navigation and information systems. In particular, the Company has been aggressively working to expand its “Real-Traffic” product line primarily by adding real-time traffic information on the internet.

National Radio Programming

The Company produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.

The Company controls most aspects of the production of its programs, thereby being able to tailor its programs to respond to current and changing listening preferences. The Company produces regularly scheduled short-form programs (typically five minutes or less) and long-form programs (typically 60 minutes or longer). Typically, the short-form programs are produced at the Company’s in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced primarily at the Company’s in-house production facilities and recordings of live concert performances and sports events made on location.

Westwood One also produces and distributes special event syndicated programs. In 2006, the Company produced and distributed numerous special event programs, including exclusive radio broadcasts of The Grammy Awards, the Academy of Country Music Awards, MTV Music Awards and the BET Awards, among others.

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

The Company believes that its tape library is a valuable resource for use in its future programming and revenue generating capabilities. The library contains previously broadcast programs, live concert performances, interviews, daily news programs, sports and entertainment features, Capitol Hill hearings and other special events. New programs can be created and developed at a low cost by excerpting material from the library.

Advertising Sales and Marketing

The Company packages its radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because the Company generally sells its commercial airtime on a network basis rather than station-by-station, the Company does not compete for advertising dollars with its individual local radio station affiliates. The Company believes that this is a key factor in maintaining its affiliate relationships. The Company packages its television commercial airtime on a local, regional and national network basis. The Company has developed a separate sales force to sell its television commercial airtime and to optimize the efforts of the Company’s national internal structure of sales representatives. The Company’s advertising sales force is comprised of approximately 160 sales representatives and sales managers, who are part of a larger sales workforce.

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

In most cases, the Company provides its MetroTV Services to television stations in exchange for thirty-second commercial airtime that the Company packages and sells on a national basis. The amount and placement of the commercial airtime that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided enhanced television video services, it has been able to acquire more valuable commercial airtime. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

The Company has established a morning TV news network for its advertisers’ commercials to air during local news programming and local news breaks in most dayparts. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.

Competition

In the MSA markets in which it operates, the Company competes for advertising revenue with local print and other forms of communications media, including magazines, local radio, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. Furthermore, in recent history, the radio industry has experienced a significant increase in the number of shorter-duration commercial inventory. Also, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications and other station owners, to gather information on their own.

In marketing its programs to national advertisers, the Company directly competes with other radio networks as well as with independent radio syndication producers and distributors. More recently, as a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for local, regional and network radio advertising expenditures. In addition, the Company competes for advertising revenue with network television, cable television, print and other forms of communications media. The Company believes that the quality of its programming and the strength of its station relations and advertising sales forces enable it to compete effectively with other forms of communication media. Westwood One markets its programs to radio stations, including affiliates of other radio networks that it believes will have the largest and most desirable listening audience for each of its programs. The Company often has different programs airing on a number of stations in the same geographic market at the same time. The Company believes that in comparison with any other independent radio syndication producer and distributor or radio network it has a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, the Company both produces and distributes programs, thereby enabling it to respond more effectively to the demands of advertisers and radio stations.

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

Employees

On December 31, 2006, Westwood One had approximately 2,013 employees, including 723 part-time employees. In addition, the Company maintains continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 554 of the Company’s employees are covered by collective bargaining agreements. The Company believes relations with its employees, unions and independent contractors are satisfactory.

Available Information

The Company is a Delaware corporation, having re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our internet website at www.westwoodone.com, from us in print upon request or from the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we file these reports with the SEC.

Cautionary Statement regarding Forward-Looking Statements

This annual report on Form 10-K, including “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on the behalf of the Company. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Item 1A.	Risk Factors

A wide range of factors could materially affect future developments and performance including the following:

•	The Company is party to a Management Agreement, a Representation Agreement and other related programming agreements and arrangements with CBS Radio, which expire on March 31, 2009. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of the radio stations owned and operated by CBS Radio which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. While the Company is currently involved in discussions with CBS Radio regarding the modification and/or extension of such agreements and arrangements, there can be no assurance the Company and CBS Radio will be able to agree on extensions or modifications to such agreements on similar economic terms. If the Company is unable to secure agreements with CBS Radio beyond March 31, 2009, the Company’s operations and financial condition could be materially affected.

•	Under the terms of the Management Agreement, CBS Radio manages the business and operations of the Company, including by providing individuals to serve as the CEO and CFO of the Company (CBS Radio employs the CEO and reimburses to the Company the cash compensation of the CFO, who is employed directly by the Company). CBS Radio receives a management fee for its management services. The Management Agreement also includes certain non-competition provisions in favor of the Company and a right of first refusal on syndication opportunities to the Company where CBS Radio determines, in its sole discretion, to syndicate programming. Two executives of CBS Radio serve on the Company’s Board of Directors, and CBS Radio owns approximately 18.6% of the Company’s common stock. In addition, CBS Radio competes with the Company in advertising sales and most of the radio stations owned and operated by CBS Radio have affiliation agreements with the Company. The foregoing could create, or appear to create, potential conflicts of interest for CBS Radio in its decisions regarding the day-to-day operation of its business and in providing its management services to the Company under the Management Agreement. The foregoing could materially adversely impact the Company’s future business, financial condition and operating performance.

•	While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. In addition, the Company operates the CBS Radio Network and syndicates and/or distributes several other programs from CBS and its affiliates. In 2006, the Company experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline include: (1) the cancellation of, and loss of syndication opportunities associated with, key national programming; (2) the sale of CBS radio stations as described in more detail below and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to the Company under affiliation agreements. At the same time, other than for reductions in compensation paid to CBS Radio to reflect reduced commercial inventory levels, the economic arrangement between the Company and CBS Radio has remained substantially fixed pursuant to the terms of many of the existing agreements between the Company and CBS Radio. At this time, it is unclear whether such decline is permanent. To the extent the decline is permanent or new economic terms to its agreements with CBS Radio and its affiliates cannot be negotiated, the Company’s operating performance could be materially adversely impacted by this decline in audience and commercial inventory.

•	As a result of deterioration in the Company’s operating performance, the Company amended its senior loan agreement in October 2006 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including the total debt ratio covenant which was amended to 4.00 to 1 through March 31, 2008. Further changes in the Company’s operating performance may cause the Company to seek further amendments to the covenants under the senior loan agreement or to seek to replace the senior loan agreement, which matures on February 28, 2009. The Company’s ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance the existing senior loan agreement, may be adversely impacted by the timing of the Company’s ability, if at all, to extend its relationship with CBS Radio beyond the March 31, 2009 expiration of the Management Agreement and related agreements.

•	In connection with its agreements with CBS Radio dating back to 1994, the Company has benefited from the historical practice of long-term distribution relationships for its programming, including pursuant to affiliation agreements with most of CBS’s owned and operated radio stations, many of which operate on a month-to-month basis or contain 90-day termination provisions which historically have not been exercised by the CBS radio stations. During 2006, CBS Radio reached agreements to sell 39 radio stations in ten of its smaller markets; to date, the sale of 15 of those stations have been completed. To the extent CBS Radio continues to sell and/or restructure its portfolio of radio assets and these existing distribution arrangements are terminated and/or not continued on a long-term basis by the new owners of the former CBS radio stations, as was the case with certain of the radio stations sold by CBS in 2006, there is a greater likelihood that the Company will not be able to continue to benefit from the long-term distribution relationship it has with CBS Radio on substantially similar economic terms and conditions or at all. If a significant number of additional radio stations or radio stations in key markets affiliated with the Company are sold by CBS Radio, and the new owners of such stations terminate and/or do not continue the affiliation agreements with the Company on a long-term basis, or if the Company cannot enter into new affiliation agreements with other radio stations in such markets on similar terms and conditions, the Company’s operating performance would be materially adversely impacted.

•	The Company and CBS Radio are presently seeking to resolve a dispute as to whether the manner of sale of certain short duration commercial inventory conducted by or on behalf of radio stations owned by CBS Radio is permitted under the terms of existing agreements between the parties, including the non- competition provisions of the Management Agreement. If this dispute cannot be resolved, the Company’s relationship with CBS Radio could be adversely affected, which could, in turn, have a material adverse impact on the Company.

•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:

-	economic conditions, both generally and relative to the broadcasting industry;

-	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

-	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

-	new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the recently announced proposed merger between XM Satellite Radio and Sirius Satellite Radio;

-	lower than anticipated market acceptance of new or existing products;

-	technological changes and innovations;

-	fluctuations in programming costs;

-	shifts in population and other demographics;

-	changes in labor conditions; and

-	changes in governmental regulations and policies and actions of federal and state regulatory bodies.

There can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenues.

•	The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions in 2006 by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) recently modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to the Company. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers.

•	Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company’s access to, or increase the cost of, external financing for its operations and investments

As otherwise discussed in this report, including Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company, in connection with its annual impairment test, recorded an impairment of goodwill of $515,916 in the fourth quarter of 2006. Goodwill represents the residual value remaining after ascribing estimated fair values to a reporting unit’s tangible and intangible assets and liabilities. In order to estimate the fair values of assets and liabilities the Company is required to make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various event scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. If actual future conditions or events differ from the Company’s estimates, an additional impairment charge may be necessary to reduce the carrying value of goodwill, which charge could be material to the Company’s operations. The Company believes it is possible it may have a further impairment of goodwill in the future as further discussed in “Critical Accounting Policies and Estimates — Valuation of Goodwill”.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B.	Unresolved Staff Comments

This item is not applicable.

Item 2.	Properties

The Company owns three buildings in Culver City, California: (1) a 10,000 square-foot building which contains administrative, sales and marketing; (2) a 10,000 square-foot building which contains its two traffic and news reporting divisions, Metro Networks and Shadow Broadcast Services; and (3) a 6,500 square-foot building which contains its production facilities. In addition, the Company leases operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 300,000 square feet in the aggregate, pursuant to the terms of various lease agreements.

The Company believes that its facilities are adequate for its current level of operations.

Item 3.	Legal Proceedings

On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against the Company and certain of its current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to former directors and executives of the Company. Plaintiff seeks judgment against the individual defendants in favor of the Company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain former directors and executives of the Company who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, the Company filed a motion to dismiss the suit.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

On February 14, 2007, there were approximately 345 holders of record of the Company’s Common stock, several of which represent “street accounts” of securities brokers. Based upon the number of proxies requested by brokers in conjunction with its 2007 shareholders’ meeting, the Company estimates that the total number of beneficial holders of the Company’s Common stock exceeds 5,000.

Since December 15, 1998, the Company’s Common stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. The following table sets forth the range of high and low last sales prices on the NYSE for the Common stock for the calendar quarters indicated.

2006	High	Low

First Quarter	$16.58	$10.85
Second Quarter	11.00	7.43
Third Quarter	7.94	6.44
Fourth Quarter	8.40	6.50

2005	High	Low

First Quarter	$26.65	$19.96
Second Quarter	20.75	18.30
Third Quarter	20.93	19.06
Fourth Quarter	19.84	16.02

The last sales price for the Company’s Common stock on the NYSE on February 15, 2007 was $7.09.

On April 29, 2005, August 3, 2005 and November 2, 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for each issued and outstanding share of Common stock and $0.08 per share for each issued and outstanding share of Class B stock. On February 2, 2006, April 18, 2006 and August 7, 2006, the Company’s Board of Directors declared cash dividends of $.10 per share for each issued and outstanding share of Common stock and $.08 per share for each issued and outstanding share of Class B stock. On November 7, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock.

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

There is no established public trading market for our Class B Stock. However, the Class B Stock is convertible to Common stock on a share-for-share basis. On February 1, 2007, there were three holders of record of the Company’s Class B Stock.

Equity Compensation Plan Information

The following table contains information regarding the Company’s equity compensation plans as well as regarding warrants issued to CBS Radio under the Management Agreement as of December 31, 2006:

	Number of
	securities to
	be issued	Weighted average
	upon exercise	exercise price	Number of
	of outstanding	of outstanding	securities remaining
	options, warrants	options, warrants	available for
Plan Category	and rights	and rights	future issuance

Equity compensation plans approved by security holders
Options(1)(2)	6,085,794	$23.84
Warrants(3)	3,500,000	51.63	N/A
Restricted Stock Units(2)	226,461	N/A
Restricted Stock(2)	326,326	N/A
Equity compensation plans not approved by security holders	—	—	—

Total	10,138,581		6,761,411

(1)	Options included herein were granted or are available for grant as part of the Company’s 1989, and/or 1999 stock option plans that were approved by shareholders of the Company. The Compensation Committee of the Board of Directors approves periodic option grants to executive officers and other employees based on their contributions to the operations of the Company. On May 19, 2005, the stockholders of the Company approved the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) at the Company’s annual meeting of stockholders. Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”) of the Company. A maximum of 9,200,000 shares of Common stock of the Company is authorized for the issuance of awards under the 2005 Plan. Pursuant to the 2005 Plan, beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of stockholders, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of stockholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to the Company’s Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its Common stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Company’s Common stock. For a more complete description of the provisions of the 2005 Plan, refer to the Company’s proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.

(2)	A maximum of 9,200,000 shares of Common stock is authorized for issuance of equity compensation awards under the 2005 Plan. Options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock, and related dividend equivalents being deducted at the rate of three shares for every one share granted. At December 31, 2006, there were 6,761,411 authorized shares remaining available for future issuance.

(3)	Warrants included herein were granted to CBS Radio in conjunction with the Management Agreement, and were approved by shareholders of the Company on May 29, 2002. Of the seven warrants issued, two warrants to purchase an aggregate of 2,000,000 shares of Common stock each have an exercise price of $43.11 and $48.36, respectively, and become exercisable: (A) if the average price of the Company’s Common stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants. Of the remaining five warrants to purchase an aggregate of 2,500,000 shares of Common stock, the exercise price for each of the five warrants is equal to $38.87, $44.70, $51.40, $59.11, and $67.98, respectively. The five warrants have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. However, in order for the warrants to become exercisable, the average price of the Company’s Common stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2005 was required to equal or exceed $40.66 for the warrants to become exercisable. The average stock price for the 15 trading days prior to January 2, 2005 did not equal or exceed $40.66, and, therefore, the warrants did not become exercisable. In the case of the $44.70 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2006 must equal or exceed $44.70 for the warrants to become exercisable. The Company’s average stock price for the 15 trading days prior to January 2, 2006 did not exceed $44.70, and therefore the warrants did not become exercisable. In the case of the $51.40 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2007 must equal or exceed $51.40 for the warrants to become exercisable. The Company’s average stock price for the 15 trading days prior to January 2, 2007 did not exceed $51.40, and therefore the warrants did not become exercisable.

The performance graph below compares the performance of the Company’s Common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the Company’s last five calendar years. The graph assumes that $100 was invested in the Company’s Common stock and each index on December 31, 2001.

The following table sets forth the closing price of the Company’s Common stock at the end of each of the last five years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Westwood One, Inc., The Dow Jones US Total Market Index
And The Dow Jones US Media Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

CUMULATIVE TOTAL RETURN	2001	2002	2003	2004	2005	2006
Westwood One, Inc.	100.00	124.33	113.84	89.62	55.10	24.74
Dow Jones US Total Market Index	100.00	77.92	101.88	114.12	121.34	140.23
Dow Jones US Media Industry Index	100.00	68.50	89.96	91.47	80.97	102.39
Westwood One Closing Stock Price	30.05	37.36	34.21	26.93	16.30	7.06

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased in Period	Paid per Share	Programs	Programs(A)

10/1/06 — 10/31/06	0	n/a	21,001,424	$290,490,000
11/1/06 — 11/30/06	0	n/a	21,001,424	$290,490,000
12/1/06 — 12/31/06	0	n/a	21,001,424	$290,490,000

	0	n/a

(A)	Represents remaining authorization from the additional $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2005. The Company’s existing stock purchase program was publicly announced on September 23, 1999.

Item 6.	Selected Financial Data

(In thousands except per share data)

	2006	2005(1)	2004(1)	2003(1)	2002(1)

OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenues	$493,995	$557,830	$562,246	$539,226	$550,751
Operating and Corporate Costs, Excluding Depreciation and Amortization and Goodwill Impairment	393,303	393,026	392,693	371,206	373,577
Goodwill Impairment	515,916	—	—	—	—
Depreciation and Amortization	20,756	20,826	18,429	11,513	11,464
Operating (Loss) Income	(435,980)	143,978	151,124	156,507	165,710
Net (Loss) Income	$(469,453)	$77,886	$86,955	$91,983	$101,717
(Loss) Income Per Basic Share
Common stock	$(5.46)	$0.86	$0.90	$0.91	$0.97
Class B stock	$0.26	$0.24	$—	$—	$—
(Loss) Income Per Diluted Share
Common stock	$(5.46)	$0.85	$0.88	$0.86	$0.93
Class B stock	$0.26	$0.24	$—	$—	$—
Dividends Declared
Common stock	$0.32	$0.30	$—	$—	$—
Class B stock	$0.26	$0.24	$—	$—	$—
BALANCE SHEET DATA AT DECEMBER 31:
Current Assets	$149,222	$172,245	$174,346	$165,495	$153,628
Working Capital	29,313	72,094	93,005	86,484	68,314
Total Assets	696,701	1,239,646	1,262,495	1,280,737	1,281,205
Long-Term Debt	366,860	427,514	359,439	300,366	232,135
Total Shareholders’ Equity	202,931	704,029	800,709	859,704	922,705

(1)	Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) utilizing the modified retrospective transition alternative. Accordingly, results for years prior to 2006 have been restated to reflect stock based compensation expense in accordance with SFAS 123R.

—	No cash dividend was paid on the Company’s Common stock or Class B stock during the periods 2002 to 2004. In 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of April 29, 2005, August 3, 2005 and November 2, 2005. In 2006, the Company’s Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of February 2, 2006, April 18, 2006 and August 7, 2006. The Company’s Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock on November 7, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. Westwood One is managed by CBS Radio under a Management Agreement, which expires on March 31, 2009. While Westwood One provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. Accordingly, the Company’s operating performance could be materially adversely impacted by its inability to continue to renew its affiliate agreements with CBS Radio stations.

On November 9, 2006, the Company announced that its Board of Directors has established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio Inc. and its affiliates, including the Company’s management agreement and programming and distribution arrangements with CBS Radio. The Company’s principal agreements with CBS Radio currently expire on March 31, 2009. The Committee and CBS Radio are currently engaged in discussions relating to these matters. There can be no assurance that this process will result in any modification or extension to these agreements.

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

There are a variety of factors that influence the Company’s revenues on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy; (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (iii) advertiser demand on a local/regional or national basis for radio related advertising products; (iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base; and (v) competitive and alternative programs and advertising mediums, including, but not limited to, radio.

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

The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate, general and administrative expenses. Corporate, general and administrative expenses are primarily comprised of costs associated with the Management Agreement, personnel costs, and other administrative expenses, including those associated with corporate governance matters.

We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make significant modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenues, operating income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds. The Company carefully considers matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances wherein the Company functions as the principal in the transaction, the revenues and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances wherein the Company functions as an agent or sales representative, the Company’s effective commission is presented within Revenues with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements should be considered when elevating operating margin and/or increases and decreases in operating expenses.

Note: in connection with the adoption of SFAS 123R effective January 1, 2006 the Company has restated all prior periods to reflect stock based compensation in accordance with SFAS 123R. Refer to Note 9 — “Equity-Based Compensation” to the consolidated financial statements for further information.

Revenues

Revenues presented by type of commercial advertisements are as follows for the years ending December 31:

	2006		2005		2004
		%		%		%
		of		of		of
	$	Total	$	Total	$	Total

Local/Regional	$256,700	52%	$300,560	54%	$299,307	53%
National	237,295	48%	257,270	46%	262,939	47%

Total(1)	$493,995	100%	$557,830	100%	$562,246	100%

(1)	As described above, the Company currently aggregates revenue data based on the type of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.

Fiscal Year 2006 as compared to Fiscal Year 2005

Revenues for the year ended December 31, 2006 decreased $63,835, or 11.4%, to $493,995 compared with $557,830 in the year ended 2005. In 2006, revenues aggregated from the sale of local/regional airtime decreased approximately 14.6%, or approximately $43,860, and national-based revenues decreased approximately 7.8%, or $19,975, compared with the year ended 2005. An estimated 93% of revenues were derived from terrestrial radio sources, while 7% of revenues were derived from sources other than terrestrial radio, including satellite, data, television and new media.

The decrease in local/regional revenues was a result of reduced demand for our :10 second commercial airtime from prior year levels, and increased competition. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Auto Dealers, Drug Products, Retail, Gambling, Utilities and TV Tune-in categories.

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

Operating Costs

Operating costs for the years ended December 31:

	2006		2005		2004
		%		%		%
		of		of		of
	$	Total	$	Total	$	Total

Programming, production and distribution expenses	$284,303	75%	$279,364	73%	$278,232	73%
Selling expenses	47,271	12%	52,089	14%	53,246	14%
Stock-based compensation	6,345	2%	6,721	2%	9,463	3%
Other operating expenses	40,600	11%	40,824	11%	38,156	10%

	$378,519	100%	$378,998	100%	$379,097	100%

Fiscal Year 2006 as compared to Fiscal Year 2005

Operating costs decreased to $378,519 from $378,998 in 2005. The decrease was due to lower stock-based compensation expense, and a decrease in discretionary expenses including advertising and promotional, travel and entertainment expenses, lower distribution and payroll and related benefit costs. Such declines were offset by net increases in existing and new program offerings, and an estimated $7.8 million in costs associated with our exclusive broadcast of the 2006 Winter Olympic Games.

Fiscal Year 2005 as compared to Fiscal Year 2004

Operating costs decreased to $378,998 from $379,097 in 2004. The decrease was due to lower stock-based compensation expense, a decrease in selling expenses (primarily as a result of decreases in promotional and travel and entertainment expenses, but also because of slightly reduced selling related labor costs correlated with a decline in revenue) reduced distribution expenses, and the non-comparable costs in 2004 associated with our exclusive broadcast of the 2004 Summer Olympic games. These decreases were offset by an increase in programming, production and distribution expenses resulting from increased costs in connection with the development of new and expanded program offerings, new and expanded traffic and information markets and higher broadcast rights fees resulting from increases in existing and new program commitments. Operating costs also increased due to an increase of 7% in other operating expenses, primarily labor, but also including facilities and other fees.

Depreciation and Amortization

Depreciation and amortization was $20,756 in 2006 and $20,826 in 2005, effectively constant year over year. The Company’s complement of productive assets and related service periods has not changed. Depreciation and amortization increased 13% to $20,826 in 2005 from $18,429 in 2004. The decrease in 2006 was principally attributable to a decrease in amortization expense related to the historical acquisition of certain service agreements. The increase in 2005 was principally attributable to the amortization of warrants issued to CBS Radio as part of the extension of the Management Agreement which was effective in the second quarter of 2004, over four quarters in 2005 as compared to three quarters in 2004.

Goodwill Impairment

In connection with its annual goodwill impairment testing for the year ended December 31, 2006, the Company determined there was an impairment and recorded a non-cash charge of $515,916. The goodwill impairment, the majority of which is not deductible for income tax purposes, is primarily due to our declining operating performance in fiscal 2006 and the reduced valuation multiples in the radio industry. Such negative factors are reflected in our stock price and market capitalization.

Corporate, General and Administrative Expenses

Corporate, general and administrative expenses increased 5.4% to $14,784 in 2006 from $14,028 in 2005, and increased 3.2% in 2005 from $13,596 in 2004. The 2006 increase was principally attributable to higher expenses associated with our corporate governance, business development and compliance initiatives, including approximately $1,200 in professional fees associated with the activities of the Strategic Review Committee. The 2005 increase was principally attributable to higher expenses associated with our corporate governance, business development and certain compliance initiatives.

Operating (Loss) Income

Operating (loss) income decreased 402.8% to $(435,980) in 2006 from $143,978 in 2005, and decreased 4.7% in 2005 from $151,124 in 2004. The 2006 decrease was principally attributable to a $515,916 charge for the impairment of goodwill, as well as the decline in net revenues and higher operating costs. The 2005 decrease was principally attributable to the decline in net revenues and higher operating and depreciation and amortization costs.

Interest Expense

Interest expense was $25,590, $18,315 and $11,911 in 2006, 2005 and 2004, respectively. The 2006 and 2005 increase was attributable to higher outstanding borrowings throughout the year under our credit facilities and higher average interest rates. Our average effective interest rate for 2006, 2005 and 2004 was 5.9%, 4.29% and 3.1%, respectively. The increase in the 2006 and 2005 debt levels during the year result from share repurchases pursuant to the Company’s stock repurchase program, as well as dividend payments made quarterly throughout 2006 and 2005, which are further described below.

Other (Income) Expense

Other (income) expense was $926, $1,440 and $948 in 2006, 2005 and 2004, respectively. In 2006, the Company received $529 in connection with a recapitalization transaction of its investee, POP Radio, LP (“POP Radio”). In 2005, the Company sold a building in Culver City, California and consolidated the operations of that facility into another Company owned property. The pre-tax gain recognized on the sale of the property was $1,022. For the period ending December 31, 2004, the Company recognized a net gain of $787 in other income, as a result of the sale of its interest in SportsLine.

Provision for Income Taxes

The income tax provision was $8,809, $49,217 and $53,206 in 2006, 2005 and 2004, respectively. The 2006 income tax provision was impacted by the goodwill impairment and related deferred tax attributes. The Company’s effective rate increased to 38.7% in 2005 from 38.0% in 2004 as a result of recent tax developments in states in which we operate. For the years ended December 31, 2006, 2005 and 2004, a portion of the Company’s current income tax expense is not paid in cash as a result of windfall tax benefits related to stock option exercises (the amount by which a realized tax benefit for an option exercised exceeds the compensation expense previously recognized, net of tax) of $12, $861 and $10,518 respectively.

Net (Loss) Income

Net (loss) income in 2006 decreased 702.7% to ($469,453) ($5.46) per basic and diluted Common share and $0.26 per basic and diluted Class B share) from $77,886 ($0.86 per basic and $0.85 per diluted Common share, and $0.24 per basic and diluted Class B share) in 2005 and decreased 10.4% in 2005 from $86,955 ($0.90 per basic and $0.88 per diluted Common share and $0.00 per basic and diluted Class B share) in 2004.

Earnings per share

Weighted average shares outstanding for purposes of computing basic earnings per Common share were 86,013,000, 90,714,000 and 96,722,000 in 2006, 2005 and 2004, respectively. The decreases in each of the previous two periods were primarily attributable to Common stock repurchases under the Company’s stock repurchase program partially offset by additional share issuances as a result of stock option exercises. Weighted average shares outstanding for purposes of computing diluted earnings per Common share were 86,013,000, 91,519,000 and 99,009,000 in 2006, 2005 and 2004, respectively. The changes in weighted average diluted Common shares are due principally to the decrease in basic shares and the effect of the decrease in the Company’s share price, partially offset by the effect of stock option and restricted stock unit grants. Weighted average shares outstanding for purposes of computing basic and diluted earnings per Class B share were 292,000 in 2006 and 2005 and 395,000 in 2004. The decrease in weighted average Class B shares from 2004 to 2005 reflects the conversion of Class B shares to Common shares in 2004.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include share repurchases, dividends, potential acquisitions, capital expenditures, and principal and interest payments on its outstanding and future indebtedness. Funding requirements have been financed through cash flow from operations and the issuance of long-term debt.

At December 31, 2006, the Company’s principal sources of liquidity were its cash and cash equivalents of $11,528 and available borrowings under its bank facility as further described below.

The Company has and continues to expect to generate significant cash flows from operating activities. For the years ended December 31, 2006, 2005 and 2004, net cash provided by operating activities were $104,251, $118,290 and $117,456, respectively. The decrease in 2006 is primarily attributable to a decrease in net income, offset by changes in working capital. For 2005, the increase is primarily attributable to a decrease in cash taxes paid resulting from higher tax benefits from the exercise of stock options in 2005.

On October 31, 2006 the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which shall be automatically reduced to $125,000 effective September 28, 2007 (collectively the “Facility”). In connection with the original closing of the Facility on March 3, 2004, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. As of December 31, 2006, the Company had available borrowings of $100,000 under the Facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. The Company also has issued, through a private placement, $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps cover $100,000 which represents 50% of the notional amount of Senior Unsecured Notes. The Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. None of the Facility or Senior Unsecured Note covenants are expected to have an impact on the Company’s ability to operate and manage its business.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2005, the Company’s Board of Directors authorized an additional $300,000 for such stock repurchase program, which gave the Company, as of April 29, 2005, authorization to repurchase up to $402,023 of its Common stock. Under its stock repurchase program, the Company purchased approximately: 750,000 shares of the Company’s Common stock, at a total cost of $11,044, in 2006; 8,015,000 shares of the Company’s Common stock, at a total cost of $160,604, in 2005 and 8,456,000 shares of the Company’s Common stock, at a total cost of $216,503, in 2004. The Company has not repurchased any of its Common stock since February 2006. At the end of December 2006, the Company had authorization to repurchase up to an additional $290,490 of its Common stock.

On April 29, 2005, the Board of Directors declared the Company’s first cash dividend of $0.10 per share of issued and outstanding Common stock and $0.08 per share of issued and outstanding Class B stock. The Board declared additional dividends for all issued and outstanding Common stock and Class B stock on the same terms on August 3, 2005 and November 2, 2005. Dividend payments totaling $27,032 were made in 2005. On February 2, 2006, April 18, 2006 and August 7, 2006, the Company’s Board of Directors declared cash dividends of $.10 per share for every issued and outstanding share of Common stock and $.08 per share for every issued and outstanding share of Class B stock. On November 7, 2006, the Company’s Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock. Dividend payments totaling $27,640 were made in 2006.

The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.

The Company believes that its cash, other liquid assets, operating cash flows, ability to cease issuing a dividend, and existing and available bank borrowings, taken together, provide adequate resources to fund ongoing operations relative to its current expectations, organizational structure, and operating agreements. If the assumptions underlying our current expectations regarding future revenues and operating expenses change, or if unexpected opportunities arise or strategic priorities change, we may need to raise additional cash by future modifications to our existing debt instruments or seek to obtain replacement financing. The Company’s ability to obtain, if needed, amendments to its existing financing or replacement financing may be impacted by the timing of the Company’s ability, if at all, to extend its relationship or operating arrangements with CBS Radio beyond March 31, 2009.

Investments

On March 29, 2006, the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540,195 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The Company is subject to a one-year lock-up provision with respect to its shares in GTN. The investment in GTN, valued at $7,917 at December 31, 2006, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of December 31, 2006 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.

GTN is the parent company of ATN, and also of Canadian Traffic Network ULC (“CTN”) from whom the Company purchased a senior secured note in an aggregate principal amount of $2,000 in November 2005. This note was included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2005. On September 7, 2006, CTN repaid this note in full.

On October 28, 2005, the Company became a limited partner of POP Radio pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, the Company became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. The Company holds a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners.

As part of the POP Radio transaction, the Company posted a $1,400 bond with the Superior Court of the State of Connecticut as surety for a temporary injunction issued in favor of POP Radio against News America In-Store Marketing, Inc. (“NAMI”). On October 18, 2006, in connection with the withdrawal of the dispute between POP Radio and NAMI, the Superior Court of the State of Connecticut vacated the temporary injunction against POP Radio and released the $1,400 bond posted by the Company.

On September 29, 2006, the Company, along with the other limited partners of POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which the Company received $529 on November 13, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, the Company’s limited partnership interest in POP Radio will decrease from 20% to 6%.

Contractual Obligations and Commitments

The following table lists the Company’s future contractual obligations and commitments as of December 31, 2006:

		Payments due by Period
		<1	1-3	3-5	>5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term Debt(1)	$451,439	$21,864	$254,645	$17,095	$157,835
Capital Lease Obligations	4,480	960	1,920	1,600	—
Operating Leases	38,581	6,968	12,198	7,778	11,637
Other Long-term Obligations	254,497	95,813	117,227	34,357	7,100

Total Contractual Obligations	$748,997	$125,605	$385,990	$60,830	$176,572

(1)	Includes the estimated net interest payments on fixed and variable rate debt and related interest rate swaps. Estimated interest payments on floating rate instruments are computed using the Company’s interest rate as of December 31, 2006, and borrowings outstanding are assumed to remain at current levels.

The Company has long-term noncancelable operating lease commitments for office space and equipment. The Company has also entered into capital leases for satellite transponders.

Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $101,343 of payments due under the Management Agreement and the Representation Agreement. See below the section entitled “Related Parties” and Note 2 — “Related Party Transactions” to the consolidated financial statements for further discussion.

On November 9, 2006, the Company announced that its Board of Directors established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio Inc. and its affiliates, including the Company’s management agreement and programming and distribution arrangements with CBS Radio. The Company’s principal agreements with CBS Radio currently expire on March 31, 2009. The Committee and CBS Radio are currently engaged in discussions relating to these matters. There can be no assurance that this process will result in any modification or extension to these agreements.

Related Parties

CBS Radio holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the years ended December 31, 2006, 2005 and 2004, CBS Radio earned cash compensation of $3,273, $2,853 and $2,959, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.

In addition to the base fee and incentive compensation described above, the Company granted to CBS Radio two fully vested and non-forfeitable warrants to purchase 4,000,000 shares of the Company’s Common stock in the aggregate (comprised of one warrant to purchase 2,000,000 shares at an exercise price of $10.00 per share and another warrant to purchase 2,000,000 shares at an exercise price of $12.50 per share) in connection with extending the term of the Management Agreement in March 1999 for an additional term of five years commencing April 1, 1999. Such warrants were only exercisable to the extent the Company’s Common stock reached certain market prices, which were subsequently achieved. In 2002, Infinity (now CBS Radio) sold its $12.50 warrant, representing 2,000,000 shares of Common stock, to the Company for cash consideration of $51,070. In 2001, Infinity sold its $10.00 warrant, representing 2,000,000 shares of Common stock, to the Company for cash consideration of $41,350. The repurchase of the CBS Radio warrants for cash consideration has been reflected as a reduction to Additional Paid in Capital during 2002 and 2001.

On May 29, 2002, the Company’s shareholders ratified an extension of the Management Agreement for an additional five-year term, which commenced April 1, 2004, and expires on March 31, 2009. In return for receiving services under the Management Agreement, the Company will continue to compensate CBS Radio via an annual base fee and an opportunity to earn an annual incentive bonus provided certain performance objectives are met. Additionally, the Company granted to CBS Radio seven fully vested and nonforfeitable warrants to purchase 4,500,000 shares of the Company’s Common stock (comprised of two warrants to purchase 1,000,000 Common shares per warrant and five warrants to purchase 500,000 Common shares per warrant). As of December 31, 2006, 1,000,000 of these warrants were cancelled as the Company’s Common stock did not reach the specified price targets necessary for the warrants to become exercisable. For additional information on these warrants see Note 2 — “Related Party Transactions” to our consolidated financial statements.

In addition to the Management Agreement described above, the Company also enters into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a representation agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio — collectively referred to in this report as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provides that all transactions, other than the Management Agreement and Representation Agreement to operate the CBS Radio Networks which were ratified by the Company’s shareholders, between the Company and CBS Radio or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the independent members of the Company’s Board of Directors. During 2006, the Company incurred expenses aggregating approximately $75,514 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and affiliates ($78,388 in 2005 and $84,338 in 2004). The description and amounts regarding related party transactions set forth in this report, and the consolidated financial statements and related notes, also reflect transactions between the Company and Viacom because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.

On November 9, 2006, the Company announced that its Board of Directors established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio Inc. and its affiliates, including the Company’s management agreement and programming and distribution arrangements with CBS Radio. The Company’s principal agreements with CBS Radio currently expire on March 31, 2009. The Committee and CBS Radio are currently engaged in discussions relating to these matters. There can be no assurance that this process will result in any modification or extension to these agreements.

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

Revenue Recognition — Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.

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

Program Rights — Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.

Valuation of Goodwill — Goodwill represents the residual value remaining after ascribing estimated fair values to a reporting unit’s tangible and intangible assets and liabilities. In order to estimate the fair values of assets and liabilities the Company may use various methods including probability-weighted discounted cash flows, excess earnings, profit split and income methods. Utilization of any of these methods requires that the Company make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various event scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. In arriving at these estimates and judgments the Company considers internal budgets and strategic plans, expected long term growth rates, and the potential effects of possible external factors and market conditions. If actual future conditions or events differ from the Company’s estimates, an additional impairment charge may be necessary to reduce the carrying value of goodwill which charge could be material to the Company’s operations.

Allowances for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $2,323, or 0.5% of revenue, in 2006, $2,035, or 0.4% of revenue, in 2005 and $874, or 0.2% of revenue, in 2004. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few significant bad debts.

Estimated useful lives of property, plant and equipment, and intangible assets — We estimate the useful lives of property, plant and equipment and intangible assets in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1- “Summary of Significant Accounting Policies” of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset.

The Company reviews the recoverability of its long-lived assets and finite-lived identifiable intangible assets for recoverability whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Westwood’s intangible asset balance is material ($4,225 at December 31, 2006), and the evaluation of intangible assets requires that the Company make important assumptions and judgments about future operating results and cash flows as well as discount rates. In estimating future operating results and cash flows, the Company considers internal budgets and strategic plans, expected long term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company’s judgments, or if changes in assumed discount rates are made, an impairment charge may be necessary to reduce the carrying value of intangible assets, which charge could be material to the Company’s operations.

Valuation of stock options and warrants — For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by the Company. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert. Additionally, a change in the estimated rate of forfeitures may result in a significant change in stock-based compensation expense for a given period. For further information on assumptions used refer to Note 9 — “Equity-Based Compensation” to the consolidated financial statements.

Recent Accounting Pronouncements Affecting Future Results

In May 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and does not presently expect that it will have a material effect on the consolidated financial position or results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps cover $100,000 which represents 50% of the notional amount of Senior Unsecured Notes.

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

With respect to the borrowings pursuant to the Company’s Facility the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of December 31, 2006, the Company had $170,000 outstanding under the Facility.

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

The Company’s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the presentation of these statements.

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

The consolidated financial statements and the related notes and schedules of the Company are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-28 and by this reference incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and has expressed unqualified opinions in their report which appears on page F-2.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

Additionally, the Company has submitted to the NYSE a certification by its Chief Executive Officer that as of June 16, 2006, he is not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) Documents filed as part of this report on Form 10-K

1,2. Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3. Exhibits

EXHIBIT
NUMBER(A)		DESCRIPTION

3.1		Restated Certificate of Incorporation, as filed on October 25, 2002.(14)
3.2		Bylaws of Registrant as currently in effect.(6)
4	.	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the Purchasers parties thereto.(15)
10.1		Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz.(8)*
10.2		Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz.(16)*
10	.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz(7)*
10.3		Form of Indemnification Agreement between Registrant and its directors and executive officers.(1)
10.4		Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent.(16)
10	.4.1	Amendment No. 1, dated as of October 31, 2006, to the Credit Agreement, dated as of March 3, 2004, between Westwood One, Inc., the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(23)
10.5		Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc.(2)
10.6		Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999(9)
10.7		Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc.(10)
10.8		Management Agreement, dated as of March 30, 1999, as amended by Letter Agreement dated April 15, 2002 by and between Registrant and Infinity Broadcasting Corporation.(9)(13)
10.9		Amended and Restated Representation Agreement, dated as of March 30, 1999, by and between Registrant and Infinity Broadcasting Corporation(9)
10	.9.1	Letter Agreement, dated April 15, 2002, amending the Amended and Restated Representation Agreement between Registrant and Infinity Broadcasting Corporation(13)
10.10		Registrant Amended 1999 Stock Incentive Plan.(22)*
10.11		Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005(19)*
10.12		Registrant 1989 Stock Incentive Plan.(3)*
10.13		Amendments to Registrant’s Amended 1989 Stock Incentive Plan.(4)(5)*
10.14		Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices.(11)
10.15		Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan.(17)*
10.16		Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref.(18)*
10	.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Westwood One, Inc. and Andrew Zaref(24)*
10.17		Employment Agreement, dated June 1, 1999, between Registrant and Charles I. Bortnick, as amended by Amendment 1 to Employment Agreement, effective January 1, 2002; Amendment 2 to Employment Agreement, effective June 1, 2002; and Amendment 3 to Employment Agreement, dated June 1, 2004.(18)*

EXHIBIT
NUMBER(A)		DESCRIPTION

10	.17.1	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company.(25)*
10.18		Registrant 2005 Equity Compensation Plan(19)*
10.19		Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors(20)*
10.20		Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors.(21)*
10.21		Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(21)*
10.22		Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(20)*
10.23		Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(20)*
10.24		Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006.*
21		List of Subsidiaries.†
23		Consent of Independent Registered Public Accounting Firm.†
31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.†
31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.†
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.***
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.***

*	Indicates a management contract or compensatory plan
†	Filed herewith.
***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.
(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s April 29, 2002 proxy statement and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s current report on Form 8-K dated May 25, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.

Date: March 7, 2007

By:	/S/ Andrew Zaref
Andrew Zaref
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Peter Kosann Peter Kosann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/S/ Andrew Zaref Andrew Zaref	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 7, 2007

/S/ Norman J. Pattiz Norman J. Pattiz	Chairman of the Board of Directors	March 6, 2007

/S/ Walter Berger Walter Berger	Director	March 7, 2007

/S/ Albert Carnesale Albert Carnesale	Director	March 6, 2007

/S/ David L. Dennis David L. Dennis	Director	March 6, 2007

/S/ Gerald Greenberg Gerald Greenberg	Director	March 6, 2007

/S/ Joel Hollander Joel Hollander	Director	March 7, 2007

/S/ Grant F. Little, III Grant F. Little, III	Director	March 6, 2007

/S/ H. Melvin Ming H. Melvin Ming	Director	March 6, 2007

/S/ Joseph B. Smith Joseph B. Smith	Director	March 5, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of this report. The registrant’s annual report and definitive proxy statement for its 2007 annual meeting of shareholders will be furnished to security holders within 120 days of the registrant’s 2006 fiscal year end and will be filed with the Commission at the time such materials are sent to the security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Westwood One, Inc.:

We have completed integrated audits of Westwood One, Inc’s (“Westwood” or “the Company”) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 — “Equity-Based Compensation” to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/
PricewaterhouseCoopers LLP
New York, New York
March 7, 2007

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
		(Restated)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,528	$10,399
Accounts receivable, net of allowance for doubtful accounts of $4,387 (2006) and $2,797 (2005)	115,505	130,783
Warrants — current portion	9,706	9,706
Prepaid and other assets	12,483	21,357

Total Current Assets	149,222	172,245
PROPERTY AND EQUIPMENT, NET	37,353	41,166
GOODWILL	464,114	982,219
INTANGIBLE ASSETS, NET	4,225	5,007
OTHER ASSETS	41,787	39,009

TOTAL ASSETS	$696,701	$1,239,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,425	$15,044
Amounts payable to related parties	26,344	21,192
Deferred revenue	8,150	9,086
Income taxes payable	6,149	21,861
Accrued expenses and other liabilities	43,841	32,968

Total Current Liabilities	119,909	100,151
LONG-TERM DEBT	366,860	427,514
OTHER LIABILITIES	7,001	7,952

TOTAL LIABILITIES	493,770	535,617

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000,000 shares; issued and outstanding, 85,996,019 (2006) and 86,673,821 (2005)	860	867
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2006 and 2005)	3	3
Additional paid-in capital	291,851	300,419
Unrealized gain on available for sale securities	4,570	—
Accumulated (deficit) earnings	(94,353)	402,740

TOTAL SHAREHOLDERS’ EQUITY	202,931	704,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$696,701	$1,239,646

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

NET REVENUES	$493,995	$557,830	$562,246

Operating Costs (includes related party expenses of $75,514, $78,388 and $84,338, respectively)	378,519	378,998	379,097
Depreciation and Amortization (includes related party warrant amortization of $9,706, $9,706 and $7,618, respectively)	20,756	20,826	18,429
Goodwill Impairment	515,916	—	—
Corporate General and Administrative Expenses (includes related party expenses of $3,273, $2,853 and $2,959, respectively)	14,784	14,028	13,596

	929,975	413,852	411,122

OPERATING (LOSS) INCOME	(435,980)	143,978	151,124
Interest Expense	25,590	18,315	11,911
Other Income	(926)	(1,440)	(948)

(LOSS) INCOME BEFORE INCOME TAXES	(460,644)	127,103	140,161
INCOME TAXES	8,809	49,217	53,206

NET (LOSS) INCOME	$(469,453)	$77,886	$86,955

EARNINGS (LOSS) PER SHARE:
COMMON STOCK
BASIC	$(5.46)	$0.86	$0.90

DILUTED	$(5.46)	$0.85	$0.88

CLASS B STOCK
BASIC	$0.26	$0.24	$—

DILUTED	$0.26	$0.24	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	86,013	90,714	96,722

DILUTED	86,013	91,519	99,009

CLASS B STOCK
BASIC	292	292	395

DILUTED	292	292	395

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Unrealized
							Gain on
					Additional		Available			Total
	Common Stock		Class B Stock		Paid-in	Retained	for Sale	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Securities	Shares	Amount	Equity	Income (Loss)

BALANCE AT DECEMBER 31, 2003 (restated)	99,057	$991	704	$7	$594,975	$264,931	—	(35)	$(1,200)	$859,704
Net income for 2004	—	—	—	—	—	86,955	—	—	—	86,955	$86,955

Comprehensive income	—	—	—	—	—	—	—	—	—	—	86,955
Equity based compensation	—	—	—	—	14,844	—	—	—	—	14,844
Issuance of common stock under equity based compensation plans	3,788	38	(412)	(4)	45,808	—	—	—	—	45,842
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	10,518	—	—	—	—	10,518
Cancellations of vested equity grants	—	—	—	—	(651)	—	—	—	—	(651)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,456)	(216,503)	(216,503)
Retirement of treasury stock	(8,491)	(85)	—	—	(217,618)	—	—	8,491	217,703	—

BALANCE AT DECEMBER 31, 2004 (restated)	94,354	$944	292	$3	$447,876	$351,886	$—	$—	$—	$800,709
Net income for 2005	—	—	—	—	—	77,886	—	—	—	77,886	$77,886

Comprehensive income	—	—	—	—	—	—	—	—	—	—	77,886
Equity based compensation	—	—	—	—	11,686	—	—	—	—	11,686
Issuance of common stock under equity based compensation plans	335	3	—	—	1,371	—	—	—	—	1,374
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	861	—	—	—	—	861
Cancellations of vested equity grants	—	—	—	—	(851)	—	—	—	—	(851)
Cash dividend paid	—	—	—	—	—	(27,032)	—	—	—	(27,032)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,015)	(160,604)	(160,604)
Retirement of treasury stock	(8,015)	(80)	—	—	(160,524)	—	—	8,015	160,604	—

BALANCE AT DECEMBER 31, 2005 (restated)	86,674	$867	292	$3	$300,419	$402,740	$—	—	$—	$704,029
Net loss for 2006	—	—	—	—	—	(469,453)	—	—	—	(469,453)	$(469,453)
Unrealized gain on available for sale securities	—	—	—	—	—	—	4,570	—	—	4,570	4,570

Comprehensive income	—	—	—	—	—	—	—	—	—	—	(464,883)
Equity based compensation	—	—	—	—	12,269	—	—	—	—	12,269
Issuance of common stock under equity based compensation plans	72	—	—	—	392	—	—	—	—	392
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	(131)	—	—	—	—	(131)
Cancellations of vested equity grants	—	—	—	—	(10,351)	—	—	—	—	(10,351)
Cancellation of warrants	—	—	—	—	290	—	—	—	—	290
Cash dividend paid	—	—	—	—	—	(27,640)	—	—	—	(27,640)
Purchase of treasury stock	—	—	—	—	—	—	—	(750)	(11,044)	(11,044)
Retirement of treasury stock	(750)	(7)	—	—	(11,037)	—	—	750	11,044	—

BALANCE AT DECEMBER 31, 2006	85,996	$860	292	$3	$291,851	$(94,353)	$4,570	—	$—	$202,931

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(469,453)	$77,886	$86,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,756	20,826	18,429
Goodwill Impairment	515,916	—	—
Disposal of property and equipment	—	60	—
Deferred taxes	(20,546)	(7,451)	(5,276)
Non-cash stock compensation	12,269	11,686	14,844
Gain on sale of property	—	(1,022)	—
Amortization of deferred financing costs	359	333	709

	59,301	102,318	115,661
Changes in assets and liabilities:
Accounts receivable	17,278	6,830	(7,082)
Prepaid and other assets	6,367	(6,787)	1,929
Deferred revenue	(936)	(5,172)	2,043
Income taxes payable and prepaid income taxes	(15,724)	16,376	6,806
Accounts payable and accrued expenses and other liabilities	32,813	3,807	(3,495)
Amounts payable to related parties	5,152	918	1,594

Net Cash Provided By Operating Activities	104,251	118,290	117,456

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,880)	(4,524)	(5,920)
Proceeds from sale of property	—	2,244	—
Purchase of loan receivable	—	(2,000)	—
Collection of loan receivable	2,000	—	—
Acquisition of companies and other	75	(181)	6

Net Cash Used in Investing Activities	(3,805)	(4,461)	(5,914)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock under equity based compensation plans	392	3,055	38,595
Borrowings under bank and other long-term obligations	10,000	105,000	195,000
Debt repayments and payments of capital lease obligations	(70,685)	(35,642)	(135,602)
Dividend payments	(27,640)	(27,032)	—
Repurchase of common stock	(11,044)	(160,604)	(216,503)
Deferred financing costs	(352)	—	(1,283)
Excess windfall tax benefits from stock option exercises	12	861	10,518

Net Cash Used in Financing Activities	(99,317)	(114,362)	(109,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,129	(533)	2,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,399	10,932	8,665

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,528	$10,399	$10,932

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NOTE 1 — Summary of Significant Accounting Policies:

Nature of Business

Westwood One, Inc. and its subsidiaries (collectively, the “Company”) supply radio and television stations throughout the United States with a broad range of programming and information services. The Company is the largest domestic outsource provider of traffic reporting services and the nation’s largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.

Westwood One is managed by CBS Radio, Inc. (“CBS Radio”, previously known as Infinity Broadcasting Corporation (“Infinity”), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between the Company and CBS Radio (then Infinity) which expires on March 31, 2009 (the “Management Agreement”).

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

Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $22,932, $20,200 and $22,083 has been recognized for the years ended December 31, 2006, 2005 and 2004, respectively and barter expenses of $19,433, $17,038 and $20,808 have been recognized for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. For 2006, 2005 and 2004, total advertising expense was $2,158, $3,318 and $4,601, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Equity-Based Compensation

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

Depreciation

Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

Buildings	40 years
Leasehold Improvements	Shorter of life or lease term
Recording, broadcasting and studio equipment	5-10 years
Furniture and equipment and other	3-10 years

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowances for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense approximated $2,323, or 0.5% of revenue, in 2006, $2,035, or 0.4% of revenue, in 2005 and $874, or 0.2% of revenue, in 2004. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by a relatively few but significant bad debts.

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

Financial Instruments

The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. We have designated the interest rate swaps as a fair value hedge. Accordingly and pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the fair value of the swaps are included in other current assets (liabilities) on the consolidated balance sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2006 and 2005.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that there was an impairment of goodwill as a result of completing its annual impairment analysis as of December 31, 2006. The results of this review and impact of the impairment are more fully described in Note 4 — “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, the Company amortizes the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows.

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

Diluted EPS for Common stock is calculated utilizing the “if-converted” method. All other EPS calculations are calculated, utilizing the “two-class” method, by dividing the sum of distributed earnings to Common and Class B shareholders and undistributed earnings allocated to Common shareholders by the weighted average number of Common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to Common shares and Class B stock in accordance with the cash dividend provisions of the Company’s articles of incorporation. Such provision provides that payment of a cash dividend to holders of Common shares does not necessitate a dividend payment to holders of Class B stock. Therefore, in accordance with SFAS 128, “Earnings Per Share” and Emerging Issues Task Force Issue 03-06, the Company has allocated all undistributed earnings to Common shareholders in the calculations of net income per share.

The following is a reconciliation of the Company’s Common and Class B shares outstanding for calculating basic and diluted net income per share:

	Year Ended December 31,
	2006	2005	2004

Net Income	$(469,453)	$77,886	$86,955
Less: distributed earnings to Common shareholders	27,565	26,962	—
Less: distributed earnings to Class B shareholders	75	70	—

Undistributed earnings	$(497,093)	$50,854	$86,955

Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$27,565	$26,962	$—
Undistributed earnings allocated to Common shareholders	(497,093)	50,854	86,955

Total Earnings — Common stock, basic	$(469,528)	$77,816	$86,955

Diluted
Distributed earnings to Common shareholders	$27,565	$26,962	$—
Distributed earnings to Class B shareholders	—	70
Undistributed earnings allocated to Common shareholders	(497,093)	50,854	86,955

Total Earnings — Common stock, diluted	$(469,528)	$77,886	$86,955

Weighted average Common shares outstanding, basic	86,013,000	90,714,000	96,722,000
Share-based compensation	—	513,000	1,892,000
Warrants	—	—	—
Weighted average Class B shares	—	292,000	395,000

Weighted average Common shares outstanding, diluted	86,013,000	91,519,000	99,009,000

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004

Earnings per Common share, basic
Distributed earnings, basic	$0.32	$0.30	$—
Undistributed earnings — basic	(5.78)	0.56	0.90

Total	$(5.46)	$0.86	$0.90

Earnings per Common share, diluted
Distributed earnings, diluted	$0.32	$0.29	$—
Undistributed earnings — diluted	(5.78)	0.56	0.88

Total	$(5.46)	$0.85	$0.88

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B shareholders	$75	$70	$—
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings per share — Class B Stock, basic	$75	$70	$—

Diluted
Distributed Earnings to Class B shareholders	$75	$70	—
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings — Class B Stock, diluted	$75	$70	$—

Weighted average Class B shares outstanding, basic	292,000	292,000	395,000
Share-based compensation	—	—
Warrants	—	—

Weighted average Class B shares outstanding, diluted	292,000	292,000	395,000

Earnings per Class B share, basic
Distributed earnings, basic	$0.26	$0.24	$—
Undistributed earnings — basic	—	—	—

Total	$0.26	$0.24	$—

Earnings per Class B share, diluted
Distributed earnings, diluted	$0.26	$0.24	$—
Undistributed earnings — diluted	—	—	—

Total	$0.26	$0.24	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants (see Note 2 — “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s Common stock for the years presented:

	2006	2005	2004

Options	6,993,414	8,003,000	4,677,500
Restricted Stock	326,326	—	—
Restricted Stock Units	226,461	100,683	—
Warrants	3,500,000	4,000,000	4,500,000

The per share exercise prices of the options excluded were $9.13-$38.34 in 2006, $20.50-$38.34 in 2005 and $30.19-$38.34 in 2004. The per share exercise prices of the warrants excluded were $43.11-67.98 in 2006, $43.11-$67.98 in 2005 and $38.87-$67.98 in 2004.

Recent Accounting Pronouncements

In May 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and does not presently expect that it will have a material effect on the consolidated financial position or results of operations.

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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial position or results of operations.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 2 — Related Party Transactions:

CBS Radio holds a common equity position in the Company and provides ongoing management services to the Company under the terms of the Management Agreement. In return for receiving services under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the years ended December 31, 2006, 2005 and 2004, CBS Radio earned cash compensation of $3,273, $2,853 and $2,959, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.

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

The exercise prices for the five remaining warrants are equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each have a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies that the average price of the Company’s Common stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be equal to at least both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2005 was required to equal or exceed $40.66 for the warrants to become exercisable. The Company’s stock price did not equal or exceed $40.66 for the 15 trading days prior to January 2, 2005 and therefore, the warrants did not become exercisable. In connection with the cancellation of these warrants the Company reduced the related deferred tax asset, resulting in a reduction of additional paid in capital of $1,682. In the case of the $44.70 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2006 did not exceed $44.70 (the price required for the warrants to become exercisable), and therefore the warrants did not become exercisable. In connection with the cancellation of these warrants the Company reduced the related deferred tax asset, resulting in a reduction of additional paid in capital of $1,611. Subsequent to December 31, 2006, in the case of the $51.40 warrants, the Company’s average

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

stock price for the 15 trading days prior to January 2, 2007 did not exceed $51.40 (the price required for the warrants to become exercisable), and therefore the warrants did not become exercisable.

In connection with the May 2002 issuance of warrants to CBS Radio for management services to be provided to the Company in the future, the Company originally reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to Additional Paid in Capital in the accompanying Consolidated Balance Sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), the Company commenced amortizing the cost of the warrants issued ratably over the five-year service period. At December 31, 2006, the unamortized value of the May 2002 warrants was $21,838 of which $9,706 was included as a component of Prepaid and Other Assets and $12,132 was included as a component of Other Assets in the accompanying Consolidated Balance Sheet. Related Amortization Expense was $9,706 and $9,706 in 2006 and 2005, respectively.

In addition to the Management Agreement described above, the Company also enters into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a Representation Agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio — collectively referred to as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s owned and operated radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provides that all transactions between the Company and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which were ratified by the Company’s shareholders, must be on a basis that is at least as favorable to the Company as if the transactions were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the Company’s Board of Directors.

The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the following years:

Nature	2006	2005	2004

Representation Agreement	$27,142	$25,699	$25,093
Programming and Affiliations	48,372	52,689	59,245
Management Agreement (excluding warrant amortization)	3,273	2,853	2,959
Warrant Amortization	9,706	9,706	7,618

	$88,493	$90,947	$94,915

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of Corporate, General and Administrative Expenses and Depreciation and Amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes also reflect transactions between the Company and Viacom because of Viacom’s affiliation with CBS Radio. Viacom is the former parent company of CBS Radio and, like CBS Radio, is majority-owned by National Amusements, Inc.

The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP, which is described in Note 5 — “Investments and Note Receivable”.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NOTE 3 — Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows at:

	December 31,
	2006	2005

Land, buildings and improvements	$12,278	$11,719
Recording, broadcasting and studio equipment	77,927	72,997
Furniture and equipment and other	11,641	11,747

	101,846	96,463
Less: Accumulated depreciation and amortization	64,493	55,297

Property and equipment, net	$37,353	$41,166

Depreciation expense was $9,693, $9,412 and $9,085 for the year ended December 31, 2006, 2005 and 2004, respectively. In 2001, the Company entered into one capital lease totaling $6,723. Accumulated amortization related to the capital lease was $3,586 and $2,913 as of December 31, 2006 and 2005, respectively.

In December 2005, the Company sold property with a net book value of approximately $1,222 resulting in a pre-tax gain of approximately $1,022. This pre-tax gain has been included in Other Income in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

NOTE 4 — Goodwill and Intangible Assets:

In connection with its annual goodwill impairment testing for the year ended December 31, 2006, the Company determined there was an impairment and recorded a non-cash charge of $515,916. The goodwill impairment, the majority of which is not deductible for income tax purposes, is primarily due to our declining operating performance in fiscal 2006 and the reduced valuation multiples in the radio industry. Such negative factors are reflected in our stock price and market capitalization.

The impairment charge reflects the amount by which the carrying value of goodwill exceeded the residual value remaining after ascribing fair values to the Company’s tangible and intangible assets. In performing the related valuation analyses, the Company, with the assistance of a valuation specialist, used various methods including probability-weighted discounted cash flows, excess earnings, profit split and income methods to determine whether goodwill is impaired.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, the Company allocated the fair value of the reporting unit to all of the assets and liabilities of the Company as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Balance at January 1,	$982,219	$981,969
Contingent consideration paid	—	250
Pre-acquisition contingencies related to income taxes and other	(2,189)	—
Impairment	(515,916)	—

Balance at December 31,	$464,114	$982,219

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

At December 31, 2006, the gross value of the Company’s amortizable intangible assets was approximately $28,380 with accumulated amortization of approximately $24,155. At December 31, 2005, the gross value of the Company’s amortizable intangible assets was approximately $28,380 with accumulated amortization of approximately $23,373. Amortization expense was $783, $1,170 and $1,449 for the year ended December 31, 2006, 2005 and 2004, respectively. The Company’s estimated aggregate amortization expense for intangibles for fiscal year 2007, 2008, 2009, 2010 and 2011 are $783, $783, $783, $734 and $634 respectively.

NOTE 5 — Investments and Note Receivable:

On March 29, 2006, the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540,195 shares of Common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The Company is subject to a one-year lock-up provision with respect to its shares in GTN. The investment in GTN, valued at $7,917 at December 31, 2006, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of December 31, 2006 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.

GTN is the parent company of ATN, and also of Canadian Traffic Network ULC (“CTN”) from whom the Company purchased a senior secured note in an aggregate principal amount of $2,000 in November 2005. This note was included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2005. On September 7, 2006, CTN repaid this note in full.

On October 28, 2005, the Company became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, the Company became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. The Company holds a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and the Company’s equity in earnings of POP Radio through December 31, 2006 was de minimis.

As part of the POP Radio transaction, the Company posted a $1,400 bond with the Superior Court of the State of Connecticut as surety for a temporary injunction issued in favor of POP Radio against News America In-Store Marketing, Inc. (“NAMI”). This guarantee is accounted for in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The fair value of the liability, measured using expected present value was de minimis at December 31, 2005.

On October 18, 2006, in connection with the withdrawal of the dispute between POP Radio and NAMI, the Superior Court of the State of Connecticut vacated the temporary injunction against POP Radio and released the $1,400 bond posted by the Company.

On September 29, 2006, the Company, along with the other limited partners of POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which the Company received $529 on November 13, 2006 which was recorded within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, the Company’s limited partnership interest in POP Radio will decrease from 20% to 6%.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NOTE 6 — Debt:

Long-term debt consists of the following at:

	December 31,
	2006	2005

Revolving Credit Facility/Term Loan	$170,000	$230,000
4.64% Senior Unsecured Notes due on November 30, 2009	50,000	50,000
5.26% Senior Unsecured Notes due on November 30, 2012	150,000	150,000
Fair market value of Swap	(3,140)	(2,486)

	$366,860	$427,514

On October 31, 2006 the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which shall be automatically reduced to $125,000 effective September 28, 2007 (collectively the “Facility”). In connection with the original closing of the Facility on March 3, 2004, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. As of December 31, 2006, the Company had available borrowings of $100,000 under the Facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. On December 3, 2002, the Company also issued, through a private placement, $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%, collectively referred to as “Senior Unsecured Notes”). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to indebtedness and interest coverage ratios that are identical to those contained in the Company’s Facility. The Notes may be prepaid at the option of the Company upon proper notice and by paying principal, interest and an early payment penalty.

In addition, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowings under the Senior Unsecured Notes to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowings under the Senior Unsecured Notes to effectively float the majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps cover $100,000 which represents 50% of the notional amount of Senior Unsecured Notes. The Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios.

At December 31, 2006, the Company had available borrowings under the Facility of $100,000. Additionally, at December 31, 2006, the Company had borrowed $170,000 under the Facility at a weighted-average interest rate of 6.3% (including the applicable margin of LIBOR plus 1.125%). As of December 31, 2005, the Company had borrowed $230,000 under the Facility at a weighted-average interest rate of 4.0% (including applicable margin).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company’s debt agreements as in effect at December 31, 2006, are as follows (excludes market value adjustments):

Year

2007	$—
2008	—
2009	220,000
2010	—
2011	—
2012	150,000

$370,000

NOTE 7 — Financial Instruments:

Interest Rate Risk Management

In order to achieve a desired proportion of variable and fixed rate debt, the Company entered into a seven year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps cover $100,000 which represents 50% of the notional amount of senior unsecured notes. These swap transactions allow the Company to benefit from short-term declines in interest rates while having the long-term stability of fairly low fixed rates. The instruments meet all of the criteria of a fair-value hedge and are classified in the same category as the item being hedged in the accompanying balance sheet. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value.

At December 31, 2006, the Company had the following interest rate swaps:

	Notional	Interest Rate		Variable Rate
Maturity Dates	Principal Amount	Paid(1)	Received	Index

November 2009	$25,000	5.37	3.907%	3 Month LIBOR
November 2012	$25,000	5.37	4.410%	3 Month LIBOR
November 2012	$50,000	5.37	4.535%	3 Month LIBOR

(1)	The interest rate paid at December 31, 2006 was 5.37%.

The estimated fair values of the Company’s interest rate swaps at December 31, 2006 and 2005 were $3,140 and $2,486, respectively and were included in accrued expenses in the accompanying Consolidated Balance Sheet.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2006 and 2005, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Borrowings (Short and Long Term)	$370,000	$366,860	$430,000	$427,514
Risk management contracts:
Interest rate swaps	(3,140)	(3,140)	(2,486)	(2,486)

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.

The Company’s receivables do not represent a significant concentration of credit risk at December 31, 2006, due to the wide variety of customers and markets in which the Company operates.

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

The Company’s Board of Directors has approved plans to purchase shares of the Company’s Common stock to enhance shareholder value. The Company purchased 750,000 shares in 2006 for approximately $11,044, 8,015,000 shares in 2005 for approximately $160,604 and 8,456,000 shares in 2004 for approximately $216,503. On April 29, 2005, the Board of Directors authorized an additional $300,000 for the repurchase program. As a result, the Company had authorization to repurchase up to $402,023 of its Common stock as of that date.

On April 29, August 3, and November 2, 2005, the Company’s Board of Directors declared cash dividends of $0.10 per share for each issued and outstanding share of Common stock and $0.08 per share for each issued and outstanding share of Class B stock.

On February 2, April 18, and August 7, 2006, the Company’s Board of Directors declared cash dividends of $0.10 for each issued and outstanding share of Common stock and $0.08 per share for each issued and outstanding share of Class B stock. On November 7, 2006, the Company’s Board of Directors declared cash dividends of $0.02 for each issued and outstanding share of Common stock and $0.016 for each issued and outstanding share of Class B stock.

NOTE 9 — Equity-Based Compensation:

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

Options and restricted stock granted under the 2005 Plan generally vest in 25% increments per year, at the end of each year, and options expire within ten years from the date of grant. RSUs awarded to directors generally vest over a three-year period in equal one-third increments per year. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in shares of the Company’s Common stock. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if the Company pays a cash dividend on its Common stock. Such dividend equivalents are payable, in shares of Common stock, only upon the vesting of the related restricted shares.

Restricted stock has the same cash dividend and voting rights as other Common stock and is considered to be currently issued and outstanding. Restricted stock and RSUs have dividend equivalent rights equal to the cash dividend paid on Common stock. RSUs do not have the voting rights of Common stock, and the shares underlying the RSUs are not considered issued and outstanding.

At December 31, 2006, there were 6,761,411 shares available for grant under the Company’s equity compensation plans.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminated the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and required that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company elected to utilize the modified retrospective transition alternative and has restated all prior periods to reflect stock compensation expense in accordance with SFAS 123.

As a result of adopting SFAS 123R, the Company’s income before income taxes was $10,165, $11,286 and $14,453 lower for the years ended December 31, 2006, 2005 and 2004 respectively, than if it had continued to account for the

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

share-based compensation under APB No. 25. Income taxes were $4,034, $4,489 and $5,918 lower for years ended December 31, 2006, 2005 and 2004, respectively.

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

The following is a summary of the adjustments to the consolidated financial statements as a result of these restatements:

Selected Balance Sheet Data:

	December 31, 2003
	As previously
	reported	Adjustment	As restated

Deferred tax (liability) /asset	$(32,713)	$18,703	$(14,010)
Paid-in capital	517,132	77,843	594,975
Retained earnings	319,020	(54,089)	264,931

Selected Statement of Operations Data for the years ended December 31,

	2005			2004
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated

Operating Costs	$372,277	$6,721	$378,998	$369,634	$9,463	$379,097
Corporate General and Administrative Expenses	9,463	4,565	14,028	8,606	4,990	13,596
Income Before Income Taxes	138,389	(11,286)	127,103	154,614	(14,453)	140,161
Income Taxes	53,706	(4,489)	49,217	59,124	(5,918)	53,206
Net Income	84,683	(6,797)	77,886	95,490	(8,535)	86,955
Basic Earnings Per Share
Common stock	$0.93	$(0.07)	$0.86	$0.98	$(0.08)	$0.90
Class B Stock	0.24	—	0.24	—	—	—
Diluted Earnings Per Share
Common stock	$0.93	$(0.08)	$0.85	$0.97	$(0.09)	$0.88
Class B Stock	0.24	—	0.24	—	—	—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Equity Compensation Activity

The Company has awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility if shorter. There were no RSUs granted in 2004. During 2005, there were 105,077 RSUs granted with a weighted average grant date fair value of $18.15. The Company’s RSU activity during year ended December 31, 2006 follows:

			Weighted Average
		Aggregate	Grant Date
	2006	Grant Date	Fair Value
RSUs:	Shares	Fair Value	Per Share

Outstanding at December 31, 2005	100,683	$1,819	$18.07
Granted during the period	189,110	2,249	11.89
Dividend equivalents during the period	8,441	70	8.27
Forfeited during the period	(44,075)	(733)	16.64
Converted to Common stock	(27,698)	(447)	16.15

Outstanding at December 31, 2006	226,461	$2,958	$13.06

Fully vested at December 31, 2006	15,098

There were 211,363 and 100,683 outstanding but unvested RSUs at December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $1,698 of unearned compensation cost, and 226,461 RSUs are expected to vest in connection with the RSUs granted. That cost is expected to be recognized over a weighted-average period of 1.72 years. The total compensation expense recognized related to RSUs was $1,304, $400 and $0 for the years ended December 31, 2006, 2005, and 2004, respectively. These costs have been included in Corporate, General and Administrative expenses in the accompanying Statement of Operations.

The Company has awarded restricted shares of Common stock to certain key employees. The awards have restriction periods tied solely to employment and vest over four years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. The Company’s restricted stock activity during the year ended December 31, 2006 follows:

			Weighted
			Average
			Grant Date
	2006	Grant Date	Fair Value
RESTRICTED STOCK:	Shares	Fair Value	Per Share

Unvested at December 31, 2005	$—	$—	$—
Granted during the period(1)	352,973	$4,642	13.15
Vested during the period	—	—	—
Forfeited during the period	(26,647)	(377)	14.16

Unvested at December 31, 2006	$326,326	$4,265	$13.06

(1)	Amount includes dividend equivalents on unvested shares

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of December 31, 2006, there was $2,790 of unearned compensation cost, and 262,492 shares expected to vest, related to restricted stock grants. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total compensation expense recognized related to restricted stock is as follows:

	Year Ended December 31
Included In:	2006	2005*	2004*

Corporate General and Administrative Expenses	$101	$—	$—
Operating Costs	694	—	—

Total	$795	$—	$—

*	There was no restricted stock issued prior to 2006.

The Company’s stock option activity during the period follows:

		Weighted
		Average
		Exercise	Aggregate Intrinsic
STOCK OPTIONS:	Shares	Price	Value

Outstanding at December 31, 2005	7,787,589	$25.07
Granted during the period	805,560	13.98
Exercised during the period	(44,500)	8.54
Cancelled during the period	(1,836,653)	25.32
Forfeited during the period	(618,702)	23.23
Expired during the Period	(7,500)	20.73

Outstanding at December 31, 2006	6,085,794	$23.84	$12
Vested and exercisable at December 31, 2006	3,807,041	$25.03	$0

The weighted average remaining contractual term of vested options was 4.46 years at December 31, 2006. The aggregate intrinsic value of options exercised was $74, $3,445 and $47,543 during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, at December 31, 2006, 2,086,329 options were expected to vest with a weighted average exercise price of $21.45, and weighted average remaining term of 7.97 years. The aggregate intrinsic value of these options was $12. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s Common stock.

As of December 31, 2006, there was $15,400 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.30 years. The total compensation expense recognized related to options is as follows:

	Year Ended December 31,
Included In:	2006	2005	2004

Corporate General and Administrative Expenses	$4,519	$4,565	$5,381
Operating Costs	5,646	6,721	9,463

Total	$10,165	$11,286	$14,844

The aggregate estimated fair value of options vesting was $7,446 during the year ended December 31, 2006. The weighted average fair value of the options granted was $5.37, $5.90 and $6.77 during the years ended December 31,

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2006, 2005 and 2004, respectively. The estimated fair value of options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk-Free Interest Rate	4.53%	4.0%	3.5%
Expected Term	6.2%	4.9%	5.0%
Expected Volatility	45.05%	28.97%	28.3%
Expected Dividend Yield	2.8%	1.16%	—

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

Additional information related to options outstanding at December 31, 2006, segregated by grant price range, is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life (In Years)

Options Outstanding at Exercise Price Ranges of:
$5.34-$9.88	181,500	$8.56	4.28
$10.09-$19.93	1,516,334	$15.43	5.98
$20.25-$26.96	2,158,510	$21.26	5.94
$30.19-$38.34	2,229,450	$33.30	5.51

NOTE 10 — Income Taxes:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

Current
Federal	$26,304	$48,682	$51,200
State	3,588	7,988	7,277

	29,892	56,670	58,477

Deferred
Federal	(18,537)	(6,421)	(4,746)
State	(2,546)	(1,030)	(525)

	(21,083)	(7,451)	(5,271)

Income Tax	$8,809	$49,219	$53,206

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheet and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities follow:

	2006	2005
		(Restated)

Deferred tax liabilities:
Goodwill, intangibles and other	—	$11,308
Property and equipment	$4,122	5,670
Investment	2,876	—
Other	227	445

Total deferred tax liabilities	7,225	17,423

Deferred tax assets:
Goodwill, intangibles and other	6,249	—
Allowance for doubtful accounts	1,665	1,077
Deferred compensation	1,509	6,324
Equity based compensation	15,057	19,388
Accrued expenses and other	237	480

Total deferred tax assets	24,717	27,269

Net deferred tax assets	17,492	9,846

Net deferred tax asset — current	1,666	1,077

Net deferred tax asset — long term	$15,826	$8,769

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	(0.2)	3.5	3.0
Non-deductible portion of goodwill impairment	(36.6)	—	—
Other	(0.1)	0.2	—

Effective tax rate	(1.9)%	38.7%	38.0%

In 2006, 2005 and 2004, $12, $861 and $10,518 respectively, of windfall tax benefits attributable to employee stock exercises were allocated to shareholders’ equity.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NOTE 11 — Commitments and Contingencies:

The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Representation Agreement and the Management Agreement with CBS Radio. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2006 and thereafter, are set forth below:

	Leases
Year	Capital	Operating	Other	Total

2007	$960	$6,968	$95,813	$103,741
2008	960	6,534	82,910	90,404
2009	960	5,664	34,317	40,941
2010	960	4,082	19,055	24,097
2011	640	3,696	15,302	19,638
Thereafter	0	11,637	7,100	18,737

	$4,480	$38,581	$254,497	$297,558

The present value of net minimum payments under capital leases was $3,855 at December 31, 2006.

Rent expense charged to operations for 2006, 2005 and 2004 was 9,295, $8,957 and $8,485 respectively.

Included in Other in the table above is $101,343 of commitments due to CBS Radio and its affiliates pursuant to various agreements as described in Note 2 — Related Party Transactions.

NOTE 12 — Supplemental Cash Flow and Other Information:

Supplemental information on cash flows, is summarized as follows:

	Year Ended December 31,
	2006	2005	2004

Cash paid for:
Interest	$24,642	$17,134	$13,564
Income Taxes	45,676	39,432	41,158

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NOTE 13 — Quarterly Results of Operations (unaudited):

The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2006 and 2005.

(In thousands, except per share data)

	First	Second	Third	Fourth		For the
	Quarter	Quarter	Quarter	Quarter		Year

2006
Net revenues	$120,772	$129,162	$114,263	$129,798		$493,995
Operating (loss) income	(140)	26,717	23,836	(486,393	)(1)	(435,980)
Net (loss) income	(3,527)	12,170	10,484	(488,580)		(469,453)
Net income (loss) per share:
Basic
Common stock	(0.04)	0.14	0.12	(5.68)		(5.46)
Class B Stock	0.08	0.08	0.08	0.02		0.26
Diluted
Common stock	(0.04)	0.14	0.12	(5.68)		(5.46)
Class B Stock	0.08	0.08	0.08	0.02		0.26
2005 (Restated)
Net revenues	$134,082	$141,837	$134,928	$146,983		$557,830
Operating income	25,825	38,687	37,632	41,834		143,978
Net income	13,844	21,464	20,069	22,509		77,886
Net income per share:
Basic
Common stock	$0.15	$0.23	$0.22	$0.26		$0.86
Class B Stock	—	0.08	0.08	0.08		0.24
Diluted
Common stock	$0.15	$0.23	$0.22	$0.25		$0.85
Class B Stock	—	0.08	0.08	0.08		0.24

(1)	The Company recorded a goodwill impairment charge of $515,916 in the fourth quarter of 2006. Refer to Note 4, “Goodwill and Intangible Assets,” for further information.

NOTE 14 — Subsequent Events:

On March 6, 2007, the Board of Directors of the Company declared a cash dividend of $0.02 per share for all issued and outstanding Common stock and $0.016 per share for all issued and outstanding Class B stock, payable March 30, 2007, to stockholders of record at the close of business on March 20, 2007. Further declarations of dividends, including the establishment of record and payment dates related to dividends, will be at the discretion of the Company’s Board of Directors.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Additions		Deductions	Balance at
	Beginning of	Charged to Costs	Charged to	Write-offs and	End of
	Period	And Expenses	Other Accounts	Other Adjustments	Period

2006	$2,797	$2,323	—	$(733)	$4,387
2005	$2,566	$2,031	—	$(1,800)	$2,797
2004	$4,334	$874	—	$(2,642)	$2,566