Form 10-K/A
period 2006-12-31
WESTWOOD ONE INC /DE/
filed 2007-04-30
CIK 771950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 7, 2007 (the “Original 10-K”). This amendment replaces the information previously incorporated by reference in Part III of the Original 10-K with the actual text for Part III of Form 10-K and updates Part IV (Item 15: Exhibits, Financial Statement Schedules) of the Original 10-K.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Form 10-K/A. Accordingly this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

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

Directors

The directors of the Company, as of April 15, 2007 are listed below. The Company’s Board of Directors (referred to in this Part III only as the “Board”) is divided into three classes (Class I, II, and III), each class serving for three-year terms, which terms are staggered and expire as indicated below. Each director’s class and the year he became a director of the Company is indicated below.

Director	Age	Director Since	Class	Term Expires

Walter Berger	51	2006	II	2009
Albert Carnesale(I)	70	2005	II	2009
David L. Dennis(I)	58	1994	II	2009
Gerald Greenberg(I)	64	1994	III	2008
Peter Kosann	37	2006	I	2007
Grant F. Little, III(I)	42	2006	II	2009
H. Melvin Ming(I)	60	2006	III	2008
Norman J. Pattiz	64	1974	I	2007
Joseph B. Smith(I)	79	1994	I	2007

I =	Independent

The principal occupations and professional background of the nine directors are as follows:

Mr. Berger — has been a director of the Company since April 4, 2006. Mr. Berger has been the Executive Vice President and Chief Financial Officer of CBS Radio Inc. since January 2006. Mr. Berger was the Executive Vice President, Chief Financial Officer, and a member of the Board of Directors of Emmis Communications Corporation from 1999 to 2005. Prior to Emmis, Mr. Berger served as Group President of the Energy Marketing Division for LG&E Energy Corporation, where he previously served as Executive Vice President and Chief Financial Officer. Mr. Berger is a cum laude graduate of the University of Massachusetts, Amherst, with a degree in business administration. He is also a C.P.A. who serves on numerous civic boards and committees.

Dr. Carnesale — has been a director of the Company since August 3, 2005. Dr. Carnesale is Chancellor Emeritus and Professor at the University of California, Los Angeles (UCLA). He served as Chancellor of UCLA from July 1, 1997 through June 20, 2006. Prior to joining UCLA, Dr. Carnesale served for 23 years as Professor of Public Policy and Administration at Harvard University’s John F. Kennedy School of Government. During that period, Dr. Carnesale also served as Provost of the University (October 1994 — June 1997) and Dean of the Kennedy School (November 1991 — December 1995). Dr. Carnesale is a director of Teradyne, Inc.

Mr. Dennis — has been a director of the Company since May 24, 1994. Mr. Dennis has been a Managing Director of Pacific Venture Group, a healthcare venture capital firm, since November 2004. Mr. Dennis was a private investor and consultant from December 2002 to November 2004. Mr. Dennis served as Vice Chairman, Co-President, Chief Corporate Officer and Chief Financial Officer of Tenet Healthcare, a hospital owner and healthcare provider, from March 2000 through November 2002. Mr. Dennis served as Managing Director, Investment Banking for Donaldson, Lufkin & Jenrette Securities Corporation from April 1989 to February 2000.

Mr. Greenberg — has been a director of the Company since May 24, 1994. Since February 2001, Mr. Greenberg has been President of Mirage Music Entertainment, a company which owns the Mirage Record label. From April 1993 to January 2001, Mr. Greenberg served as President of MJJ Music, a Michael Jackson/Sony owned record label.

Mr. Kosann — was appointed to the Board of Directors of the Company on January 1, 2006, when he became President and Chief Executive Officer of the Company. Prior to such time, Mr. Kosann was President, Sales of the Company since May 2003 and Co-Chief Operating Officer since April 2005. Mr. Kosann was the Company’s Executive Vice President — Network Advertising Sales from January 2001 to May 2003; Senior Vice President —

Affiliate Sales and New Media from December 1999 to January 2001 and Vice President — Affiliate Sales from May 1999 to December 1999. Mr. Kosann was employed by Bloomberg Financial Markets from November 1992 to May 1999 in several media sales and business development capacities.

Mr. Little — has been a director of the Company since March 14, 2006. Mr. Little is the Chief Executive Officer and Founder of Hudson Advisory Partners (“Hudson”). Founded in August 2005, Hudson assists companies and entrepreneurs on business and capital strategy with a long-term orientation and alignment of interests. Prior to Hudson, Mr. Little spent thirteen years (1987-2000) with Donaldson, Lufkin & Jenrette Securities Corporation in its investment banking division, until it was acquired by Credit Suisse First Boston (“CSFB”) in late 2000. Mr. Little was a Managing Director in the Investment Banking Division of CSFB based in Los Angeles from late 2000 to August 2005. He served as a consultant to CSFB until December 2005. During his investment banking career, Mr. Little worked with companies in various stages of development (start-up, high-growth, mature and restructuring), executed a multitude of products (e.g., capital raising including debt and equity in public and private markets, buy and sell-side M&A and restructurings) and worked with companies in a variety of industries (e.g., retail, manufacturing, healthcare, real estate, gaming and media) in executing their capital strategies.

Mr. Ming — has been a director of the Company since July 7, 2006. Since October 2002, Mr. Ming has been the Chief Operating Officer of Sesame Workshop, the producers of Sesame Street and other children’s educational media. Mr. Ming joined Sesame Workshop in 1999 as the Chief Financial Officer. Prior to joining Sesame Workshop, Mr. Ming was the Chief Financial Officer of the Museum of Television and Radio in New York from 1997 to 1999; Chief Operating Officer at WQED in Pittsburgh from 1994-1996; and Chief Financial Officer and Chief Administrative Officer at Thirteen/WNET New York from 1984 to 1994. Mr. Ming is a C.P.A. and graduated from Temple University in Philadelphia, PA.

Mr. Pattiz — founded the Company in 1976 and has held the position of Chairman of the Board since that time. He also was the Company’s Chief Executive Officer until February 3, 1994. From May 2000 to March 2006, Mr. Pattiz served on the Broadcasting Board of Governors (BBG) of the United States of America, which oversees all U.S. non-military international broadcast services. As chairman of BBG’s Middle East Committee, Mr. Pattiz was the driving force behind the creation of Radio Sawa and Alhurra Television, the U.S. Government’s Arabic-language radio and TV services to the 22 countries of the Middle East. Mr. Pattiz has served as a Regent of the University of California since September 2001, and chairs the Regents Oversight Committee of the Department of Energy Laboratories. He also serves on the Board of the Annenberg School of Communication at the University of Southern California, the Board of Trustees of the Museum of Television & Radio and is past president of the Broadcast Education Association. He is a member of the Council on Foreign Relations and the Pacific Council on International Policy.

Mr. Smith — has been a director of the Company since May 24, 1994. He was previously a director of the Company from February 1984 until February 3, 1994. Since April 1993, Mr. Smith has been the President of Unison Productions, Inc., through which he serves as an industry consultant involved in a number of projects in the entertainment business.

Named Executive Officers

The following is a list of the Company’s Chief (Principal) Executive Officer, Chief (Principal) Financial Officer, and the three most highly compensated of the Company’s executive officers (excluding the CEO and CFO) using the SEC’s methodology for determining “total compensation”. Such individuals are referred to in this report as the Company’s “named executive officers” (or “NEOs”) for 2006:

Named Executive Officer	Position

Norman J. Pattiz	Chairman of the Board
Peter Kosann	Chief Executive Officer and President
Andrew Zaref	Executive Vice President and Chief Financial Officer
David Hillman	Executive Vice President, Business Affairs and General Counsel
Paul Gregrey	Executive Vice President, Sales, Network Division

The professional background of the executive officers who are not also directors of the Company follows:

Andrew Zaref

Andrew Zaref (age 41) serves as the Company’s Executive Vice President and Chief Financial Officer and is responsible for the Company’s financial affairs. Prior to joining the Company in such position in January 2004, Mr. Zaref served as an Audit Partner in the Information, Communications and Entertainment practice of KPMG LLP. While at KPMG, Mr. Zaref played a key role in advising numerous high profile media and technology clients. Mr. Zaref is a CPA licensed in New York State.

David Hillman

David Hillman (age 38) serves as the Company’s Executive Vice President, Business Affairs and General Counsel. Mr. Hillman joined the Company in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006.

Paul Gregrey

Paul Gregrey (age 47) serves as the Company’s Executive Vice President, Sales, Network Division, a position he has held since May 2003. Mr. Gregrey joined the Company in 1999 as a Vice President in the Network, Western Sales division in Los Angeles and from June 2000 to May 2003, served as a Senior Vice President in the Network, Eastern Sales division in New York.

There is no family relationship between any Company director and executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and more than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2006 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.

Code of Ethics

The Company has a written policy entitled “Code of Ethics” that is applicable to all employees, officers and directors of the Company. In addition to its Code of Ethics, the Company has a Supplemental Code of Ethics for its Chief Executive Officer and Chief Financial Officer. Both the Code of Ethics and the Supplemental Code of Ethics are available on the Company’s website (www.westwoodone.com) and are available in print at no cost to any shareholder upon request.

Changes to Director Nomination Procedures

No material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.

Audit Committee

The Board has an Audit Committee and has adopted a written charter for such committee, a copy of which is available on the Company’s website at www.westwoodone.com and available in print at no cost to any shareholder upon request. Such committee is composed entirely of non-employee, independent members of the Board. The current members of the Audit Committee are Messrs. Little (Chair), Greenberg, Ming and Smith. Pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”) and the NYSE listing standards, Messrs. Greenberg, Little, Ming and Smith meet the requirements of independence proscribed thereunder. In addition, the Board has determined that Mr. Little is an “audit committee financial expert” pursuant to SOX and the NYSE listing standards. For further information concerning Mr. Little’s qualifications as “audit committee financial expert”, see his biography which appears above under the heading entitled “Directors” in this Item 10.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following narrative is a description of how the Company determines compensation for its named executive officers (referred to as “NEOs” or “executives” below), including the elements of their compensation and how the levels of their compensation are determined and by whom. This description will help further explain the disclosure listed in the compensation tables that follow the narrative. When references are made to “key employees”, we are referring to a broader group of senior managers, such as department heads, who may be eligible for a particular compensation element. Finally, references to the “executive team” or “management” mean the Chief Executive Officer, Chief Financial Officer and General Counsel.

Overview

The Company’s Compensation Committee (referred to in this narrative as the “Committee”), which is comprised of three independent directors, is primarily responsible for determining the compensation of the Company’s NEOs on an annual basis. The Committee exercises its responsibility primarily by determining two key “discretionary” components of NEO compensation: the discretionary annual bonus, payable in cash, if any, and the annual equity compensation award, if any, based on management’s recommendation (in the case of the CEO, based on CBS Radio’s recommendation) to the Committee. Depending on the circumstances, the Committee may be involved in determining NEOs’ base salaries, which typically are set when a NEO enters into an employment agreement with the Company. The Committee is aided in its decision-making process by its independent, nationally recognized compensation consultant, the Semler Brossy Consulting Group (“SBCG”), which reports directly to the Committee Chair and performs no other work for the Company. SBCG has been the adviser to the Committee since 2003. When appropriate the Committee also directly receives legal advice from Proskauer Rose LLP. CBS Radio, Inc., which owns 18.4% of the Company and which under a long standing management agreement manages the Company, plays a significant role in reviewing, recommending and establishing NEO’s compensation, as described below. In particular, in the case of the CEO, CBS Radio determined the CEO’s base salary and potential discretionary annual bonus pursuant to the CEO’s employment agreement with CBS Radio.

In general, the Committee seeks to provide appropriate and reasonable levels of compensation to its NEOs. The Company strives to be competitive with pay opportunities of comparable companies in the media industry, while accounting for individual performance and the overall performance of the Company. The Company provides minimal perquisites, consisting mainly of reimbursements for parking and car allowances. The Company does not provide to its executives any other types of perquisites, including supplemental pension plans or other deferred compensation arrangements.

Objectives

The objective of the Company’s executive compensation policy (which affects NEOs) is to attract, retain and motivate management in a manner that is in the best interests of the Company’s shareholders. Compensation for NEOs and other key employees is primarily comprised of three elements: a base salary, a discretionary annual bonus and discretionary annual grants of equity compensation awards. While annual bonuses and equity compensation awards may be addressed in NEOs’ employment agreements, the awards of either or both are wholly discretionary and subject to the sole determination of the Committee (as stated in such employment agreements). The Committee believes that equity compensation awards are important contributors to the attraction, retention and motivation of the Company’s executives and more closely aligns the interest of executives and management to the interests of the Company’s shareholders.

The Committee has established the following objectives when determining the compensation for NEOs:

•	Pay for Performance. Corporate goals and objectives, and the progress made in achievement thereof, both as such goals and objectives have been presented by management and as expressed by CBS Radio, as manager of the Company, and the Board, should be a key consideration in any pay decisions;

•	Be Competitive. Total compensation opportunities for the NEOs generally should be competitive with comparable companies in the industry, to be able to continue to maintain and attract needed managerial talent;

•	Align Long-term Interests of Executives with Shareholder Interests. Elements of compensation should be structured to give substantial weight to the future performance of the Company in order to better align the interests of the Company’s shareholders and NEOs; and

•	Attract and Retain Key Employees. In the midst of a challenging business environment, the Committee believes that the best interests of the shareholders are served by remembering that an effective compensation program also reflects the value of attracting and retaining key employees and talent.

The Company generally establishes a NEO’s base salary in the individual’s employment contract, based generally on competitive pay levels and appropriate fixed pay to compensate sufficiently the NEOs for performing his/her duties and responsibilities.

What are the duties and responsibilities of the Committee in establishing compensation?

The Committee has the following responsibilities pursuant to its Charter (a copy of which is available on the Company’s website at www.westwoodone.com):

•	Establish, oversee and recommend to the Board the implementation of overall compensation policies for executive officers as well as for compensation provided to officers (pursuant to the Management Agreement) and the Chairman of the Board;

•	Review and approve corporate goals and objectives relative to the compensation of executive officers;

•	Review the results of and procedures for the evaluation of other executive officers by the Chief Executive Officer;

•	At the direction of the Board, establish compensation for the Company’s non-employee directors; and

•	Oversee the administration of all qualified and non-qualified employee compensation and benefit plans, including stock incentive plans.

Each of the members of the Committee is independent within the meaning of the Company’s Corporate Governance Guidelines and the listing standards of the NYSE.

In carrying out its responsibilities, the Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate.

Process

What is the timeline for establishing NEOs’ discretionary compensation?

The Committee generally discusses NEOs’ discretionary compensation during the period beginning with the last Board meeting of the year (customarily held in December) and ending with the first Board meeting after the announcement of Company’s earnings for the full year (customarily held in March). Between those meetings, the Company reports its year-end financial results and prepares a preliminary budget setting forth goals and objectives for the upcoming year. The CEO makes recommendations to the Committee for other NEOs’ discretionary annual bonuses and equity compensation awards, including the suggested allocation between stock options, on the one hand, and restricted stock or restricted stock units (RSUs), on the other. Before management makes its recommendations to the Committee, the CEO reviews them with a representative of CBS Radio. The CEO does not make recommendations, review or otherwise participate in the process of determining his own discretionary compensation. Any proposal regarding the CEO’s discretionary compensation is made by CBS Radio.

What are the roles of the various parties involved in the compensation process?

While the Committee ultimately is responsible for making most of the compensation decisions related to NEOs, it believes it is advisable to obtain management’s insight and input as well as the independent guidance of a third-party compensation adviser. Since the middle of 2003, the SBCG has acted as such adviser to the Committee and has attended several of the Committee meetings as needed. SBCG advises the Committee as to the appropriateness and reasonableness of the awards of discretionary compensation, including with respect to companies comparable in size or otherwise similar to the Company. Its analysis may include such considerations as the form of award (cash, stock options, restricted stock or RSUs), the aggregate percentage of the Company’s stock being allocated (including how much stock remains issuable under the shareholder approved 2005 Plan) and the present value of the award. The Committee receives significant input from management, as appropriate, and the Committee meets separately with CBS Radio, to understand and factor into its decisions as full a picture of the relevant facts and circumstances as possible.

How large a role is played by CBS Radio, as manager of the Company, in determining compensation to NEOs?

CBS Radio is involved in reviewing management’s recommendations regarding discretionary annual bonuses and equity compensation awards to key employees, including NEOs, prior to the submission of such proposal to the Committee. CBS Radio is then included in future dialogue among the Committee, the Board and management regarding management’s recommendations. CBS Radio plays a particularly significant role in the CEO’s and CFO’s compensation, as: (i) the Company’s CEO is compensated pursuant to an employment agreement with CBS Radio, and not the Company, and (ii) the current CFO’s salary and bonus is paid by the Company but is reimbursed by CBS Radio, and such employment agreement is with, and was negotiated by, the Company in conjunction with CBS Radio.

Prior to 2004, the Company’s CEO, Joel Hollander (CEO from October 1998 to May 2003), and CFO, Jacques Tortoroli (CFO from July 2002 to December 2003), were both employees of CBS Radio. During such time period, neither individual received any salary or bonus from the Company. When Mr. Zaref became CFO in January 2004, the Committee assumed responsibility for the determination of the CFO’s salary and bonus, as well as continuing to determine any equity compensation awards.

When do NEOs receive their discretionary compensation awards?

The Company makes its annual discretionary compensation awards (i.e., annual bonus and equity compensation) to NEOs after the performance of the immediately preceding fiscal year, including year-end earnings, has been publicly reported and is known by Board members, including the Committee. The Committee has, in certain limited circumstances, chosen to make equity compensation awards at an earlier time to a broader group of key employees when retention and other considerations made such actions advisable. While the Committee does not have a formal written policy on awarding equity compensation based on material non-public information, it has acted to ensure that it does not do so. General awards of annual equity compensation (i.e., those not tied to a “special event” such as a promotion or extension of an employment agreement) for 2005 and 2006 were made by the Committee in February 2006 and March 2007.

What are the elements of compensation to NEOs and how are levels of compensation determined?

There are three main components of compensation: (1) base salary; (2) discretionary annual bonus; and (3) equity compensation. While two NEOs received a cash retention bonus in connection with executing their employment agreements, such is not considered a major component of compensation. Messrs. Hillman and Gregrey received retention bonuses, in the amount of $100,000 each, for their respective commitments to multi-year contracts. All of the NEOs have employment agreements with the Company (with the exception of the CEO whose agreement is with CBS Radio) and such employment agreements cover, to varying degrees, the elements of compensation comprising the Company’s compensation policy as described below in more detail under the heading “employment agreements”.

Base Salary

In determining base salary, the Committee considers an individual’s performance, experience and responsibilities, as well as the base salary levels of similarly-situated employees at comparable companies in the media industry. A base salary is meant to create a secure base of cash compensation, which is competitive in the industry. The Company relies to a large extent on the CEO’s evaluation and recommendation based on his assessment of the NEO’s performance.

Salaries generally are reviewed at the time a NEO enters into a new or amended employment agreement, which typically occurs upon the assumption of a new position and/or new responsibilities or the termination of the agreement. Any increase in salary is based on a review of the factors set forth above.

As stated in the “Overview” the Committee customarily is not involved in the structuring of employment agreements which set forth a NEO’s base salary. Two recent exceptions were the amendments to the employment agreements for the Company’s Chairman and the CFO. The Committee took an active role, along with its compensation adviser, in structuring the amendments to Mr. Pattiz’s employment agreement in 2005 based on the recommendation of the Board to the Committee. The Committee, along with its advisor, similarly took an active role in structuring the amendment to Mr. Zaref’s employment agreement in 2006, based on the CEO’s recommendation to the Committee and the input of CBS Radio.

The employment agreements of the General Counsel and EVP, Network Sales were negotiated by the Company’s CEO. Both individuals have been employed by the Company for several years (since 2000 and 1999, respectively) and the base salaries negotiated for them increased annually.

Discretionary Annual Compensation Bonus

In 2006, with the exception of the Company’s Chairman, NEOs were eligible to receive “discretionary annual bonuses” and their employment agreements provide a target amount for which they are eligible (Mr. Pattiz’s employment agreement does not provide for such a bonus). While the bonus amounts differ from agreement to agreement, all such bonuses are in the sole and absolute discretion of the Board of Directors or its Committee or their designee.

Each year, management makes a recommendation regarding discretionary bonuses and equity compensation for key employees to the Committee. Upon receipt of management’s recommendations, the Committee reviews with management its suggestions about the management team, and then confers with its compensation consultant and with CBS Radio. After reviewing its decisions with the full Board and taking into account the views expressed by members of the Board, the Committee makes its final determination. The Committee also takes into account a NEO’s base salary and views cash compensation as a whole when making its bonus determinations.

In 2006, the Company experienced a 34.9% decrease in EBITDA when compared to 2005 and a significant decline in its stock price, which played a significant role in the levels of annual (cash) discretionary bonuses awarded to NEOs. The actual bonuses paid to the NEOs for 2006 performance were substantially below their target amounts, reflecting the Committee’s view of the Company’s 2006 performance, as more specifically indicated below:

NEO	Target Bonus(1)	Bonus Paid	% of Target

Norman Pattiz	n/a	n/a	n/a
Peter Kosann	$600,000	$150,000	25.0%
Andrew Zaref	$275,000	$120,000	43.6%
David Hillman	$125,000	$100,000	80.0%
Paul Gregrey	$250,000	$17,500	7.0%

(1)	As set forth in such NEO’s employment agreement. Mr. Pattiz’s employment agreement does not specify a target bonus.

While the Committee does not have a written policy regarding bonuses payable upon attaining certain financial metrics, all members of management were judged on the basis of the Company’s overall performance and to the extent applicable, on the performance of departments over which they exercise substantial control. The Committee took into account the Company’s revenues, net income, cash flow and stock price when analyzing Company performance, while simultaneously recognizing the current challenges in the radio industry and the ongoing discussions with CBS Radio to modify and extend the various agreements between CBS Radio and the Company. In the case of Mr. Hillman, the Committee also took into account the increased responsibilities assumed by Mr. Hillman in 2006 in connection with his promotion to Executive Vice President.

Equity Compensation

Equity is a critical component of the Company’s compensation plan. Equity compensation awards are made under the Westwood One, Inc. 2005 Equity Compensation Plan (referred to herein as the “2005 Plan”), customarily on an annual basis. The Company and the Committee believe that equity compensation provides the greatest long-term value potential to both the Company and its employees in creating long-term growth and success for employees and shareholders alike. Aside from promoting retention and incentivizing management, the Company, where appropriate, uses equity rather than cash as a “signing bonus” to management-level individuals hired by the Company. The Company believes that equity compensation serves as a critical tool for attracting and retaining key talent. A total of 9.2 million shares are available for issuance under the 2005 Plan. As of December 31, 2006 (which does not include the shares awarded in March 2007), approximately 2,438,589 of such shares have been issued by the Company under the 2005 Plan.

In 2007 (for services rendered in 2006), the Committee determined that retaining key employees below the NEO level was important to the future success of the Company, and agreed to make equity grants for the non-NEOs solely in restricted stock this year, and not all or part in stock options as has historically been the case. For exclusively NEOs, the Committee chose to incentivize core management by tying a significant portion of their equity compensation to stock options over restricted stock. In general, the Committee felt each of the CEO, CFO and GC is more able to affect the Company’s performance and stock price and believed it was appropriate to tie a roughly equivalent value of each individual’s equity compensation between stock options and restricted stock. In March 2007, Mr. Kosann received 41,667 shares of restricted stock and 125,000 stock options and Mr. Zaref received 25,000 shares of restricted stock and 75,000 stock options. While each of Mr. Kosann and Mr. Zaref received the same number of shares of stock options and restricted stock in March 2007 as they had received in the first quarter of 2006 (with the exception that they received restricted stock, not RSUs, in 2007), the value of such awards was approximately $899,587 less in the case of Mr. Kosann and $427,500 less in the case of Mr. Zaref than the value of the awards made to such individuals in February 2006, as the Company’s stock price (at which price the awards were granted) declined from $14.27 to $6.17 during such time period.

In December 2006, Mr. Pattiz received 8,333 RSUs and 25,000 stock options pursuant to his employment agreement. In March 2007, Mr. Hillman received 20,000 shares of restricted stock and 40,000 stock options and Mr. Gregrey received 39,000 shares of restricted stock. Notwithstanding the increased amount of shares awarded to Mr. Hillman and Mr. Gregrey, the value of the March 2007 awards to such individuals also was approximately $205,778 less in the case of Mr. Hillman and $84,020 less in the case of Mr. Gregrey than the value of the awards made to them in February 2006 as a result of the decline in the Company’s stock price as described above. The value of Mr. Pattiz’s December 1, 2006 award, when compared to his December 1, 2005 award, was $117,246 less.

Payments Upon Termination

Certain NEOs are entitled to cash payments upon their Termination, including upon a Change in Control and in the case of Messrs. Pattiz and Zaref, upon their death or disability. These payments are more particularly described under the headings entitled “Employment Agreements”; “Potential Payments upon Change in Control” and “Payments upon Disability or Death”. The Company does not have any arrangements with its NEOs, written or otherwise, for 280G “gross-up” or similar type payments.

Vesting

All equity compensation awarded to employees in 2006 was subject to a four-year vesting period. In March 2007, the Committee made a decision for the 2007 awards only, to shorten the vesting period to three years, in large part to help retain critical talent, recognizing that our key employees have experienced a significant decline in the value of their equity compensation as the Company’s stock price has declined and have received low annual bonuses in the last two years. Once granted, an employee is entitled to the benefits of such award upon vesting, provided, such employee remains employed by the Company for the duration of the vesting period.

Stock Options

Stock options only have value if the Company’s stock price increases after the date the stock options are granted, and their value is measured only by the increase in the stock price. Under the 2005 Plan, various forms of full value share equity compensation awards are available, including restricted stock, restricted stock units, performance shares and deferred stock. For all such full value shares, each share granted is worth more than an option share, since the value of such share is measured by the actual stock price, not just the increase in the stock price. For this reason, the 2005 Plan calls for the share authorization to be reduced by three option shares for every full value share issued. The Committee believes that stock options remain a useful management incentive tool, but for the annual 2007 grant, the Committee limited their use to NEOs, so that more retention-oriented restricted stock would be the primary component of other employees’ grants. Unvested stock options generally are forfeited upon an employee’s Termination, including by death or disability. By the terms of the awards, all outstanding options vest upon a participant’s Termination within a 24-month period after a Change in Control (as such term is defined in the 2005 Plan) has occurred.

Restricted Stock, RSUs

As mentioned above, the Company began to include restricted stock and RSUs in its equity compensation awards in May 2005, after the 2005 Plan was approved by Company shareholders. In general, only NEOs and the directors have received RSUs which gives the recipient the right to defer the receipt/payment of the restricted stock; all other key employees, including NEOs, have received restricted stock. Generally speaking, restricted stock and RSUs are substantially similar awards, except that while a participant receives full voting and economic rights of the shares of restricted stock upon receipt of the grant, a participant does not receive such rights upon the grant of a RSU because the payment of shares underlying a RSU is deferred until vesting. While dividends, if any, begin to accrue on the date a RSU is granted, a participant’s right to the underlying restricted shares and dividend equivalents are not received by a participant until the related RSU vest. Furthermore, if a participant elects to “defer” receipt of RSUs, the shares and accumulated dividends thereon, if any, are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant generally may choose to defer his award until the last vesting date applicable to such award or his date of Termination.

Awards of restricted stock and RSUs are valued at the closing market price of the Company’s Common stock on the date of the grant of the award.

Any unvested awards generally are forfeited upon an employee’s Termination, including by death or disability. By the terms of the awards, all outstanding RSUs and restricted stock shares vest upon a participant’s Termination within a 24-month period after a Change in Control (as such term is defined in the 2005 Plan) has occurred. In Mr. Pattiz’s case only, all of his outstanding RSUs vest automatically upon a Change in Control or his Retirement (as such term is defined in the 2005 Plan). Mr. Pattiz is entitled to certain rights under the terms of his employment agreement as described in more detail below under the heading “Change of Control Provisions”. In addition, if Mr. Pattiz’s employment agreement is not renewed, Mr. Pattiz shall become a part-time employee and/or consultant of the Company for six years through November 30, 2015 and his option shares will continue to vest throughout such term.

How does the Committee determine the allocation between the elements of compensation?

In certain circumstances, the Company awards “retention bonuses” to retain the services of NEOs for multi-year periods. Discretionary annual bonuses may be used to reward a NEO’s outstanding individual performance. The Committee believes NEOs are more appropriately compensated, motivated and rewarded (and more likely to remain at the Company) when bonuses are paid in cash in a lump sum after the year has ended. Equity compensation awards, on the other hand, are intended to provide a potential for upside should the Company’s performance improve over the long-term. In recent years, a large portion of NEO’s compensation has been their salary.

The following table shows the compensation awarded to each NEO for the 2006 performance year:

	Elements of Compensation(1)
NEO	Salary	Bonus(2)	Equity Awards(3)	Total Compensation

Norman Pattiz	$400,000	—	$125,748	$525,748
Peter Kosann	$600,000	$150,000	$573,335	$1,323,335
Andrew Zaref	$475,000	$120,000	$344,000	$939,000
David Hillman	$319,231	$133,333	$224,600	$677,164
Paul Gregrey	$344,237	$48,269	$240,630	$633,136

(1)	All amounts reported in this table have been rounded to the nearest dollar. Because perquisites are de minimus, such have not been included in the table above.

(2)	The amounts listed in the table under “Bonus” above reflect discretionary bonuses awarded in 2007 for 2006 performance. These also include, in the case of Mr. Hillman, a $33,333.36 retention bonus and in the case of Mr. Gregrey, a $30,769.20 retention bonus earned in 2006 as further described in footnotes (3) and (4) of the Summary Compensation Table.

(3)	The value listed in the table under “Equity Awards” above contains only the value of the equity awards granted to the NEOs in March 2007 for 2006 performance. This amount is not the same amount disclosed in the Summary Compensation Table. As discussed in footnote 5 to the Summary Compensation Table, the amounts reported in columns (e) and (f) of such table represent the portion of total value ascribed to all stock and option awards, including those made in prior years, that was expensed by the Company in 2006 in accordance with FAS 123R.

What other factors does the Committee consider when making its decisions regarding compensation to NEOs?

Section 162(m) of the Internal Revenue Code of 1986, as amended (along with related regulations, the “Code”), limits the annual tax deduction a Company may take on compensation its pays to the CEO and the four other most highly compensated executive officers (in this case, the NEOs) to covered pay of $1 million per executive in any given year. The Committee’s general policy is to structure compensation programs that allow the Company to fully deduct the compensation under Section 162(m) requirements. However, the Committee seeks to maintain the Company’s flexibility to meet its incentive and retention objectives, even if the Company may not deduct all of the compensation.

In 2005, the Committee began granting RSUs and restricted stock to NEOs. The Committee determined that although the amount of RSUs and restricted stock that qualifies for a deduction under Section 162(m) may be limited, the equity-based awards are a significant component of compensation that promotes long-term Company performance and management retention, and strengthen the mutuality of interests between the awardees and shareholders.

The Committee also considers the accounting cost and the dilutive effect of equity compensation awards when granting such awards.

To the extent permitted by the Committee, a participant may elect to defer the payment of RSUs in a manner that complies with Section 409A of the Code.

What role does the Committee play in establishing compensation for directors?

The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its outside compensation adviser prior to making a recommendation to the Board. The elements of director compensation and more particulars regarding the elements are described below under the table appearing below the header “Director Compensation”.

SUMMARY COMPENSATION TABLE

The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company’s named executive officers for the year ended December 31, 2006.

							Pension
						Non-Equity	Value and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name and Principal	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Position (a)	(b)	(c)	(d)	(e)(5)	(f)(5)	(g)	(h)	(i)(6)	(j)

CURRENT OFFICERS:
Norman J. Pattiz,	2006	$400,000	—	$196,409	$294,384	—	N/A	—	$890,973
Chairman of the Board
Peter Kosann,	2006	$600,000	$150,000	$173,034	$675,955	—	N/A	$12,000(6)	$1,610,989
President and CEO(1)
Andrew Zaref,	2006	$475,000	$120,000	$108,126	$370,238	—	N/A	—	$1,073,364
EVP and CFO(2)
David Hillman,	2006	$319,231	$133,333	$57,110	$185,639	—	N/A	—	$695,313
EVP Business Affairs and General Counsel(3)
Paul Gregrey,	2006	$344,237	$48,269	$50,097	$266,190	—	N/A	—	$708,793
EVP — Sales, Network Division(4)

(1)	Peter Kosann is employed by CBS Radio pursuant to the terms of the Management Agreement.

(2)	Andrew Zaref earned base salary at an annual rate of $450,000 from January 1, 2006 through June 30, 2006 and $500,000 from July 1, 2006 through December 31, 2006. In April 2007, Mr. Zaref received a discretionary bonus of $120,000 for services rendered in 2006. CBS Radio reimburses the Company for Mr. Zaref’s salary and bonus.

(3)	David Hillman earned base salary at an annual rate of $300,000 from January 1, 2006 through March 31, 2006 and $325,000 from April 1, 2006 through December 31, 2006. In April 2007, Mr. Hillman received a discretionary bonus of $100,000 for services rendered in 2006. He also received a $100,000 retention bonus at the time he entered into his employment agreement, of which $33,333.36 was earned in 2006. Such amount is earned over the stated term of his employment ($2,777.78 per month) and any unearned portion must be repaid if Mr. Hillman leaves the Company prior to the expiration thereof.

(4)	Paul Gregrey received a discretionary bonus of $17,500 in February 2007 for services rendered in 2006 and a $100,000 retention bonus at the time he entered into his employment agreement, of which $30,769.20 was earned in 2006. Such amount is earned over the stated term of his employment ($2,564.10 per month) and any unearned portion must be repaid if Mr. Gregrey leaves the Company prior to the expiration thereof.

(5)	The amounts reported in columns (e) and (f) represent the portion of total value ascribed to all stock and option awards, including those made in prior years, that was expensed by the Company in 2006 in accordance with FAS 123R. In accordance with FAS 123R, the Company expenses the estimated fair value of stock based compensation awards over the related vesting period. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. The vesting terms of the stock awards and option awards reported in the table above are described under the table entitled “Grants of Plan-Based Awards in 2006” which appears below.

(6)	Mr. Pattiz receives perquisites which do not exceed $10,000 in the aggregate and accordingly are not described above as permitted by applicable SEC rules. The only perquisites provided by the Company to its other named executive officers in 2006 were: (i) for each of Messrs. Kosann and Zaref only parking allowances; (ii) in the case of Mr. Kosann only, a monthly car allowance and (iii) Company matches to the contributions made by such individuals to their 401(k) accounts. The Company matches 25% of all employees’ contributions to their 401(k) Plan in an amount not to exceed 6% of an employee’s salary. Any employee vests in such “Company match” based on his years of service with the Company as follows: 20% for one year of service; 40% for two years of service; 60% for three years of service; 80% for four years of service and 100% for five years of service. Until December 31, 2006, the Company made such matches in Company stock; as of January 1, 2007, the matches are made in cash. None of the perquisites for the Company’s named executive officers exceed in the aggregate $10,000, except in the case of Mr. Kosann, who receives a $500 monthly car allowance and a $500 monthly reimbursement for parking. Accordingly, except for Mr. Kosann, such amounts have not been included above as allowed by applicable SEC rules. Under the terms of his employment agreement, Mr. Pattiz has the right to purchase at any time the Company car he uses at the fair market value as such is reported in the Kelly Blue Book.

GRANTS OF PLAN-BASED AWARDS IN 2006 (1)

The following table provides information for awards of stock options, restricted stock and restricted stock units made to each of the Company’s named executive officers during the year ended December 31, 2006.

									All
									Other		All Other		Grant
									Stock		Option		Date
									Awards:		Awards:	Exercise	Fair
			Estimated Future Payouts			Estimated Future Payouts			Number of		Number of	or Base	Value of
			Under Non-Equity Incentive			Under Equity Incentive			Shares of		Securities	Price of	Stock and
			Plan Awards			Plan Awards			Stock or		Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)	($/Sh)	($)
(a)	(b)	(b) (6)	(c)	(d) (7)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)(8)

Norman J. Pattiz(2)	12/1/06	11/28/05	—	—	—	—	—	—			25,000	$6.57	$71,000
	12/1/06								8,333	*			$54,748
Peter Kosann(3)	1/3/06	12/19/05	—	—	—	—	—	—			125,000	$16.42	$788,750
	1/3/06								41,667	*			$684,172
Andrew Zaref(4)	2/10/06		—	—	—	—	—	—	25,000	*		$14.27	$414,750
	2/10/06										75,000		$356,750
	6/30/06	6/29/06	—	—	—	—	—	—	25,000				$187,500
David Hillman(5)	2/10/06		—	—	—	—	—	—			33,700	$14.27	$186,361
	2/10/06								17,100				$244,017
Paul Gregrey(5)	2/10/06		—	—	—	—	—	—			20,000	$14.27	$110,600
	2/10/06								15,000				$214,050

(1)	All awards disclosed in the table above awarded on February 10, 2006 vest over four years, commencing on a date eleven (11) months after the date of grant (i.e., January 10, 2007, 2008, 2009 and 2010). While other awards granted under the 2005 Plan vest commencing on the first anniversary of the date of grant, the awards made on February 10, 2006 were the first awards made to a group of employees after the adoption of the 2005 Plan in May 2005, and upon the recommendation of Company management, the Compensation Committee determined a slightly accelerated vesting schedule was reasonable. Awards with an exercise price noted in column (k) are options; awards denoted with an asterisk (*) are RSUs and all other awards are shares of restricted stock.

(2)	Pursuant to an amendment to his employment agreement, effective November 28, 2005, beginning on December 1, 2005 and on each subsequent December 1 of his term of employment, Mr. Pattiz is entitled to a non-qualified option to purchase 25,000 shares of Common stock of the Company and 8,333 RSUs (which vest over a three-year period), each pursuant to the terms of the 2005 Plan. Such agreement was approved by the Board on November 28, 2005. As disclosed below under the heading “Right to Defer; Mandatory Deferral in 2005”, any RSU awarded in 2005 was automatically deferred by the Company. Beginning in 2006, the decision whether to defer a RSU award was given to participants. Mr. Pattiz chose not to defer the RSUs granted to him in 2006.

(3)	On January 3, 2006 (the first business day of the year), Mr. Kosann received 41,667 RSUs and 125,000 options in connection with his appointment to CEO on January 1, 2006. Mr. Kosann’s election was approved by the Board on December 19, 2005.

(4)	Mr. Zaref received 25,000 shares of restricted stock as a signing bonus in connection with entering into an amendment of his employment agreement on June 30, 2006 (effective July 1, 2006) which extends his term as the Company’s Chief Financial Officer through June 30, 2009. Such agreement was approved by the

Committee on June 29, 2006. He also received 25,000 RSUs and 25,000 options on February 10, 2006, the date equity compensation was awarded by the Company to its key employees.

(5)	Received on February 10, 2006, the date equity compensation was awarded by the Company to its key employees.

(6)	With respect to all awards of equity compensation that was approved on a date other than the grant date, the grant date of the award was specified in advance of such date.

(7)	While no amount has been disclosed above (in accordance with SEC rules), there are target discretionary bonus amounts set forth in each individual’s employment agreement which are described above in the Compensation Discussion and Analysis under the heading “Discretionary Annual Compensation Bonus”.

(8)	The value of the awards disclosed in column (l) represents the total value ascribed to all stock and option awards granted in 2006. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. The vesting terms of the stock awards and option awards are reported below.

The following summary is applicable solely to the equity compensation awarded in 2006 as reported in the table entitled “Grants of Plan-Based Awards in 2006” which appears above.

Vesting

The following terms do not apply to Mr. Pattiz’s awards. For a description of the terms applicable to his awards, see “Mr. Pattiz’s Awards” below.

All awards of stock options, restricted stock and RSUs listed in the table “Grants of Plan-Based Awards in 2006” were granted under the 2005 Plan and vest in equal installments over a four-year period (with the exception of Mr. Pattiz’s awards, which vest over three years), commencing on the first anniversary of the date of grant (with the exception of the grants made on February 10, 2006 as described above). Upon a participant’s Termination (as such terms are defined in the 2005 Plan), all vested stock options remain exercisable as follows, but in no event later than ten years after the grant date: (i) three years in the event of the participant’s Retirement; (ii) one year in the event of the participant’s death (in which case the participant’s estate or legal representative may exercise such stock option) or (iii) three months for any other Termination (other than for “Cause”). A participant forfeits any unvested stock options on the date of his Termination (except for Mr. Pattiz as indicated in more detail below).

Undefined terms used herein (such as participant, Termination, Retirement, Cause and Change in Control) have the meaning set forth in the 2005 Plan.

Change of Control Provisions

If an employee is terminated without Cause during the 24-month period following a “Change in Control”, all unvested options, restricted stock and RSUs shall immediately vest; provided an employee is still a participant.

Mr. Pattiz’s Awards

Mr. Pattiz, who receives the same type of RSU and restricted stock award as Company directors, receives equity compensation which vests over three years and all such shares of restricted stock and RSUs vest in their entirety upon a Change in Control. Under the terms of his Employment Agreement, as amended, Mr. Pattiz is entitled to exercise at any time: (i) one-half of his outstanding option awards which have not yet become exercisable upon a Partial Event of Change and (ii) 100% of his outstanding option awards which have not yet become exercisable upon an Event of Change (as such terms are defined in his Employment Agreement). If any event constituting an Event of Change is not consummated, the options will immediately revert back to their original vesting schedule, except to the extent Mr. Pattiz has already exercised his option to purchase some or all of such options.

Dividends; Transfer Restrictions; Voting Rights

RSUs and restricted stock accrue dividend equivalents when dividends are paid, if any, on the Company’s Common stock beginning on the date of grant. Such dividend equivalents are credited to a book entry account, and are deemed to be reinvested in common shares on the date the cash dividend is paid. Dividend equivalents are payable, in shares of Common stock, only upon the vesting of the related restricted shares. Until the stock vests, shares of restricted stock and RSUs may not be sold, pledged, or otherwise transferred; however, once a grant of such is made, the holder is entitled to receive dividends thereon (as described above). In the case of restricted stock only (i.e., not RSUs), a holder is entitled to vote the shares once he has been awarded such shares. A holder may not vote shares associated with RSUs until the shares underlying such award have been distributed (which occurs upon vesting, unless the RSUs have been deferred as described below).

Right to Defer; Mandatory Deferral in 2005

A participant may elect to “defer” receipt of his RSUs in which case shares and any dividend equivalents thereon, are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant may choose to defer his award until the last vesting date applicable to such award or his date of Termination. In 2005, the deferral of equity compensation awards until a participant’s Termination was mandatory. Accordingly, the grants made to all directors on May 19, 2005 and the grants made to Mr. Pattiz in December 2005 have been deferred until such individual’s Termination.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock and restricted stock units outstanding to each of the Company’s named executive officers as of December 31, 2006.

	Option Awards(1)					Stock Awards(2)
									Equity
									Incentive
			Equity					Equity	Plan Awards:
			Incentive					Incentive	Payout
			Plan				Market	Plan Awards:	Value of
			Awards:			Number	Value of	Number	Unearned
	Number of	Number of	Number			of Shares	Shares or	of Unearned	Shares,
	Securities	Securities	of Securities			or Units of	Units of	Shares,	Units
	Underlying	Underlying	Underlying			Stock	Stock	Units or	or Other
	Unexercised	Unexercised	Unexercised	Option		That	That	Other Rights	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	That Have	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)(3)	(i)	(j)

Norman J. Pattiz(4)	308,000	—	—	$14.07	04/29/08	—	$—	—	$—
	4,000	—	—	12.69	03/10/09	—	—	—	—
	50,000	—	—	30.99	12/01/13	—	—	—	—
	33,333	16,667	—	23.16	12/01/14	—	—	—	—
	8,333 *	16,667	—	18.27	12/01/15	—	—	—	—
	4,167 *	8,333	—	18.27	12/07/15	—	—	—	—
	—	25,000	—	6.57	12/01/16	—	—	—	—
	—	—	—	—	—	5,555 *	39,221	—	—
	—	—	—	—	—	3,099 *	21,877	—	—
	—	—	—	—	—	8,357	59,000	—	—
Peter Kosann	20,000	—	—	22.57	09/30/09	—	—	—	—
	50,000	—	—	32.25	03/08/10	—	—	—	—
	15,000	—	—	20.25	09/28/10	—	—	—	—
	24,000	—	—	21.46	09/20/11	—	—	—	—
	40,000	10,000	—	35.19	09/25/12	—	—	—	—
	45,000	30,000	—	30.19	09/30/13	—	—	—	—
	30,000	45,000	—	20.50	10/05/14	—	—	—	—
	10,000	40,000	—	20.97	03/14/15	—	—	—	—
	—	125,000	—	16.42	01/03/16	—	—	—	—
	—	—	—	—	—	43,273	305,507	—	—
Andrew Zaref	20,000	30,000	—	30.97	04/05/14	—	—	—	—
	30,000	45,000	—	20.50	10/05/14	—	—	—	—
	10,000	40,000	—	20.97	03/14/15	—	—	—	—
	—	75,000	—	14.27	02/10/16	—	—	—	—
	—	—	—	—	—	25,963	183,299	—	—
	—	—	—	—	—	25,418	179,451	—	—
David Hillman	600	—	—	20.25	09/28/10	—	—	—	—
	9,000	—	—	21.46	09/20/11	—	—	—	—
	9,600	2,400	—	35.19	09/25/12	—	—	—	—
	7,200	4,800	—	30.19	09/30/13	—	—	—	—
	12,000	18,000	—	20.50	10/05/14	—	—	—	—
	5,000	20,000	—	20.97	03/14/15	—	—	—	—
	—	33,700	—	14.27	02/10/16	—	—	—	—
	—	—	—	—	—	17,758	125,371	—	—
Paul Gregrey	12,000	—	—	22.57	09/30/09	—	—	—	—
	30,000	—	—	32.25	03/08/10	—	—	—	—
	20,000	—	—	22.06	02/21/11	—	—	—	—
	10,000	—	—	21.46	09/20/11	—	—	—	—
	28,000	7,000	—	35.19	09/25/12	—	—	—	—
	24,000	16,000	—	30.19	09/30/13	—	—	—	—
	20,000	30,000	—	20.50	10/05/14	—	—	—	—
	3,000	9,000	—	19.93	05/19/15	—	—	—	—
	—	20,000	—	14.27	02/10/16	—	—	—	—
	—	—	—	—	—	15,579	109,988	—	—

(1)	All options listed in the above table were granted pursuant to the terms of the 1999 Plan and are subject to five-year vesting terms in equal installments, commencing on the first anniversary of the date of grant, except in the case of: (i) the third and fourth option entries for Mr. Pattiz (expiring on December 1, 2013 and December 1, 2014, respectively), which options were modified by a letter agreement dated as of May 25, 2005 and vest over three years in equal installments and (ii) all option entries in the table above with an expiration date on or after May 19, 2015 which options were granted pursuant to the terms of the 2005 Plan, which options vest in equal installments over four years (except for Mr. Pattiz’s options which have a three-year vesting term) commencing on the first anniversary of the date of grant. As discussed elsewhere in this report, options granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date).

(2)	All stock awards listed in the above table were granted pursuant to the terms of the 2005 Plan and are subject to four-year vesting terms (except for Mr. Pattiz’s stock awards which have a three-year vesting term) commencing on the first anniversary of the date of grant. As discussed elsewhere in this report, restricted stock granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date). The numbers disclosed in column (g) above include all dividend equivalents that have accrued on such shares.

(3)	The value of the awards disclosed in column (h) above is based on a per share closing stock price on the NYSE for the Company’s Common stock of $7.06 on December 29, 2006 (the last business day of 2006).

(4)	The entries for Mr. Pattiz denoted above by an asterisk (*) represent awards made to Mr. Pattiz in December 2005, which although reported in columns (b) and (g) respectively because such shares have vested, the payment of such shares were deferred at the time of their award until Termination (as such term is defined in the 2005 Plan). Included in the above table is an award of 4,167 RSUs and 12,500 options which Mr. Pattiz was awarded on December 7, 2005, which awards are in addition to the awards he received on December 1, 2005 pursuant to the terms of his employment agreement as discussed above and were also automatically deferred until Termination.

OPTIONS EXERCISED AND STOCK VESTED

During the year ended December 31, 2006, none of our named executive officers exercised any stock options and none of the restricted stock or RSUs previously awarded to them were acquired.

	Options Awards		Stock Awards
	Number of	Value Realized on	Number of Shares		Value Realized on
	Shares	Exercise(1)	Acquired on Vesting		Vesting(1)
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)

Norman J. Pattiz	—	—	—	(1)	—(1)
Peter Kosann	—	—	—		—
Andrew Zaref	—	—	—		—
David Hillman	—	—	—		—
Paul Gregrey	—	—	—		—

(1)	As previously discussed, Mr. Pattiz received two grants of restricted stock in December 2005, which although reported in column (g) of the table entitled “Outstanding Equity Awards at 2006 Fiscal Year-End”, are not reported in the table above because although such shares have vested, such shares have not been acquired by Mr. Pattiz (and thus no value was realized by Mr. Pattiz in 2006) because the receipt of such awards was mandatorily deferred at the time of grant and will not be distributed until Mr. Pattiz’s Termination (as such term is defined in the 2005 Plan). If the award had not been deferred, 4,327 shares of restricted stock would have vested in December 2006 and the value of such shares as of December 31, 2006 would have been $30,549 based on a per share closing stock price on the NYSE for the Company’s Common stock of $7.06 on December 29, 2006 (the last business day of 2006).

PENSION BENEFITS

None of our named executive officers are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

NONQUALIFIED DEFERRED COMPENSATION(1)

Except for Mr. Pattiz, none of our named executive officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	Aggregate Balance
	2006	2006	in 2006	Distributions	at 12/31/06
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Norman J. Pattiz	$28,599	—	$1,950	—	$30,549
Peter Kosann	—	—	—	—	—
Andrew Zaref	—	—	—	—	—
David Hillman	—	—	—	—	—
Paul Gregrey	—	—	—	—	—

(1)	As disclosed above under the heading “Right to Defer; Mandatory Deferral in 2005”, only named executive officers and directors have received RSUs which gives the recipient/participant the right to defer the receipt/payment of the restricted stock underlying such awards. As previously discussed, any RSU awarded in 2005 was automatically deferred by the Company. Beginning in 2006, the decision whether to defer an award was given to participants.

Employment Agreements

The Company has written employment agreements with each of the named executive officers (with the exception of the CEO whose agreement is with CBS Radio), the material terms of which are set forth below (terms applicable to a Change in Control are located below under the heading “Potential Payments upon Termination or Change in Control”). Compensation terms are presented for 2006 and beyond. All of the following employment agreements contain non-competition and non-solicitation provisions which extend after the termination of such agreements, with the exception of Mr. Pattiz’s agreement which contains no such restrictions except during the Continued Engagement Period (as described below). More detailed terms and provisions of equity compensation held by the following named executive officers can be located in the table entitled “Outstanding Equity Awards At 2006 Fiscal Year-End” which appears above.

Mr. Pattiz, Chairman

•	Term expires November 30, 2008; provided, that if the Company does not renew the agreement, Mr. Pattiz will continue as a part-time employee and/or consultant (at the Company’s option) for six years through November 30, 2015;

•	Annual salary of $400,000 (2006 through the end of the Term);

•	Each December 1, Pattiz receives 25,000 options and 8,333 RSUs;

•	Mr. Pattiz is entitled to full piggy-back registration rights and limited demand registration rights on his shares of Company Common stock;

•	Terminable by Mr. Pattiz upon 90 days’ written notice to the Company (or 30 days in the event of a material breach); Terminable by the Company only in the event of death, permanent and total disability (upon such event), or for “Cause” (as such term is defined in the employment agreement) upon 90 days notice;

•	If the agreement is not renewed and Mr. Pattiz becomes a part-time employee and/or consultant as described above, only Section 5 of the Agreement shall continue to apply (non-competition and unfair competition provisions), Mr. Pattiz shall be subject to a non-solicitation provision and his option shares will continue to vest throughout his part-time employment/consultancy term (such term, “Continued Engagement Period”);

•	If any remuneration to Mr. Pattiz in any given year would not be deductible under Code Section 162(m) and would result in non-deductible payments of over $1 million in any one year, such excess would be deferred until the first year payment of such excess amount would not result in non-deductible remuneration of over $1 million in such year.

Mr. Zaref, EVP and CFO

•	Term expires June 30, 2009;

•	Annual salary of $500,000 (effective July 1, 2006 for remainder of Term);

•	Discretionary annual bonus target of $275,000 for 2006 and $350,000 for each calendar year thereafter in the sole and absolute discretion of the Chief Executive Officer, Board of Directors or its Compensation Committee;

•	Management to recommend to the Compensation Committee an equity compensation grant equal to 75% of CEO award;

•	Terminable by Mr. Zaref for “good reason” (which requires 30 days advance notice); Terminable by the Company in the event of death, permanent and total disability or for “Cause”;

•	If Mr. Zaref is terminated for “good reason” or other than “Cause”, Mr. Zaref will receive his base salary and bonus compensation for the remainder of the Term (bonus compensation forfeitable upon Mr. Zaref’s securing future employment or consulting work); in the case of a “good reason” termination only, Mr. Zaref will receive medical and dental coverage via COBRA for the Term or until he is eligible for coverage from a third party. In addition, Mr. Zaref is entitled to certain payments if sufficient notice of the Company’s decision not to extend/renew his employment agreement is not provided to Mr. Zaref as further described under “Other” below;

•	CBS Radio reimburses the Company for Mr. Zaref’s salary and bonus under the Management Agreement.

Mr. Hillman, EVP, Business Affairs and General Counsel

•	Term expires December 31, 2008;

•	Annual salary of $325,000 (effective 4/1/06); $350,000 (2007) and $375,000 (2008);

•	Retention bonus of $100,000, earned during the period from 1/1/06 to 12/31/08 (subject to repayment in the event of Mr. Hillman’s breach of the employment agreement);

•	Discretionary annual bonus eligibility valued at up to $125,000 (2006), $135,000 (2007) and $150,000 (2008), each in the sole and absolute discretion of the Board of Directors or its Compensation Committee or their designee;

•	Management to recommend to the Compensation Committee an equity compensation grant equal to 85,000 stock options (2006) and 75,000 stock options (2007);

•	If Mr. Hillman continues to be employed by the Company after the Term, the agreement is terminable by either party upon 90 days’ written notice;

•	In the event of termination without Cause, Mr. Hillman will receive his base salary for the remainder of the Term and any earned but unpaid discretionary bonus.

Mr. Gregrey, EVP, Network Sales

•	Term expires April 1, 2009;

•	Annual salary of $345,050 (2006); $370,050 (2007); $395,050 (2008) and $420,050 (2009);

•	Retention bonus of $100,000, earned during the period from 1/1/06 to 4/1/09 (subject to repayment in the event of Mr. Gregrey’s breach of the employment agreement);

•	Discretionary annual bonus eligibility valued at up to $250,000 (2003) in the sole and absolute discretion of the Board of Directors or its Compensation Committee or their designee, subject to a 10% annual increase at the discretion of management and the Board;

•	Management to recommend to the Compensation Committee an equity compensation grant in 2006 equal to 20,000 stock options and 15,000 shares of restricted stock (not specified for future years);

•	If Mr. Gregrey continues to be employed by the Company after the Term, the agreement is terminable by either party upon 30 days’ written notice.

Potential Payments upon Termination or Change in Control

The Company has entered into employment agreements with Messrs. Pattiz and Zaref that require it to make payments upon a “Change in Control” as described below. In addition, while Mr. Kosann is employed by CBS Radio, the Company does award Mr. Kosann discretionary equity compensation. Accordingly, the value of the equity compensation payable by the Company upon a Termination following a Change in Control is included below for Mr. Kosann under the heading “Change in Control — All NEOs”. While the Company is not responsible for the payment of Mr. Kosann’s base salary and discretionary bonus, or any other cash payments to Kosann upon his termination or a change of control, the amounts payable to Mr. Kosann by CBS Radio upon Mr. Kosann’s termination under the terms of his employment agreement with CBS Radio are included herein.

Event of Change — Mr. Pattiz

In Mr. Pattiz’s case, if an Event of Change (as such term is defined in Section 8.2 of his employment agreement) occurs and the Company terminates either Mr. Pattiz or his employment agreement, Mr. Pattiz shall continue to receive his salary compensation through the end of the term of his employment agreement. In such event Mr. Pattiz would also be entitled to exercise, immediately upon his election, all of his outstanding option awards which have not then become exercisable. Additionally, by their terms, all outstanding unvested RSUs would automatically vest upon a Change of Control (as such term is defined in the 2005 Plan). If Mr. Pattiz had been terminated in connection with an Event of Change on December 31, 2006, Mr. Pattiz would be entitled to his base salary through November 30, 2008 which in the aggregate equals $766,667 payable in accordance with the Company’s normal payroll practices. The value of Mr. Pattiz’s options on December 31, 2006 (assuming Mr. Pattiz’ chose to exercise them on such date) would be $12,250. The value of Mr. Pattiz’s outstanding RSUs had he been terminated on December 31, 2006 would be $120,098.

Partial Event of Change — Mr. Pattiz

If, instead of an Event of Change, a Partial Event of Change (as such term is defined in Section 8.1 of his employment agreement) had occurred, Mr. Pattiz would be entitled, in lieu of the foregoing, to exercise, immediately upon his election one-half of his outstanding unvested option awards which have not yet become exercisable. The value of half of Mr. Pattiz’s options on December 31, 2006 (assuming Mr. Pattiz’s chose to exercise them on such date) would be $6,125. His outstanding RSUs would not vest upon such an event.

Change in Control — Mr. Zaref

Upon a Change in Control, Mr. Zaref is entitled to terminate his employment for Good Reason within 30 days of such event with an effective date not earlier than 30 business days from the date of notice. Mr. Zaref would then be entitled to the payment described above in the summary of his employment agreement. A “Change in Control” is defined as any merger, consolidation, dissolution or reorganization of the Company with, or any transfer of all or substantially all of the assets of the Company to, an entity other than CBS Corporation. If Mr. Zaref terminated his employment effective December 31, 2006 in connection with a Change in Control (in accordance with the foregoing provisions), Mr. Zaref’s termination would constitute “good reason”. In such event, Mr. Zaref would be entitled to: (i) his base salary through June 30, 2009 which in the aggregate equals $1,250,000 and potential discretionary bonus compensation for 2006, 2007 and 2008 in an aggregate amount of up to $975,000 payable in accordance with the Company’s normal payroll practices, assuming Mr. Zaref did not secure future employment or consulting work for such period. Additionally, Mr. Zaref would receive medical and dental coverage via COBRA, which premium would cost the Company approximately $29,796 through June 30, 2009.

Change in Control — All NEOs

If a Change in Control occurred and any of Messrs. Kosann, Zaref, Hillman and Gregrey was terminated in connection therewith, each individual’s outstanding unvested options, restricted stock and RSUs would immediately vest. Assuming such Change in Control and Termination occurred on December 29, 2006 (the last business day of the year), the value of the equity compensation payable to each of Messrs. Kosann, Zaref, Hillman and Gregrey would be: $305,507, $362,750, $125,371 and $109,988, respectively. As discussed above, the value of Mr. Pattiz’s outstanding unvested RSUs had he been terminated on December 31, 2006 would be $120,098. All such values are based on a per share closing stock price on the NYSE for the Company’s Common stock of $7.06 on December 29, 2006. Of the foregoing values for Messrs. Kosann, Zaref, Hillman and Gregrey, none is ascribed to the options held by such individuals as all of the options held by such NEOs are “underwater” (i.e., the exercise price of such options exceed the current Common stock price).

Payments upon Disability or Death

As part of the Company’s employment agreement with its named executive officers (or in the case of Mr. Kosann, as part of his employment agreement with CBS Radio), the following terms are in effect in the event of such officer’s disability or death.

In the event of permanent and total disability (including death), Mr. Pattiz will receive his base salary for the following twelve months and 75% of his base salary for the remainder of the term of the agreement. He will continue to receive Company benefits, he will be entitled to exercise his equity compensation as described elsewhere in this report and he will continue to be entitled to the registration rights set forth in his employment agreement and described above. Assuming Mr. Pattiz had become disabled on December 31, 2006, Mr. Pattiz would be entitled to: (i) 100% of his 2007 base salary, or $400,000, and (ii) 75% of his 2008 base salary through November 30, 2008, or $275,000, for an aggregate payment of $675,000 payable in accordance with the Company’s normal payroll practices.

In the event of his death or loss of legal capacity, Mr. Zaref (or his estate) will be entitled to such payments as if he were terminated without “Cause” (i.e., his base salary and bonus for the remainder of the term). Assuming such event occurred on December 31, 2006, Mr. Zaref (or his estate) would be entitled to: (i) base salary through June 30, 2009 which in the aggregate equals $1,250,000 and (ii) potential discretionary bonus compensation for 2006, 2007 and 2008 in an aggregate amount of up to $975,000 payable in accordance with the Company’s normal payroll practices.

In the event of their death or disability, each of Messrs. Hillman and Gregrey are entitled to any accrued and unpaid salary and any then entitlement under employee benefit plans and stock options, subject to reduction for any disability payments made under the Company’s policies.

In the event of his death, Mr. Kosann is entitled to any base salary due and not yet paid through the date of Mr. Kosann’s death.

Payments upon Termination Without Cause

If any NEO were terminated without Cause on December 31, 2006, the following amounts would be payable by the Company (or in the case of Mr. Kosann, CBS Radio):

•	Mr. Pattiz: no provision regarding Termination without Cause is included in Mr. Pattiz’s employment agreement, however, the Company estimates the amount payable in such event would be base salary through November 30, 2008 in the aggregate amount of $766,667 payable in accordance with the Company’s normal payroll practices;

•	Mr. Zaref: base salary through June 30, 2009 in the aggregate amount of $1,250,000 and potential discretionary bonus compensation for 2006, 2007 and 2008 in an aggregate amount of up to $975,000 payable in accordance with the Company’s normal payroll practices, assuming Mr. Zaref did not secure future employment or consulting work for such period;

•	Mr. Hillman: base salary through December 31, 2008 in the aggregate amount of $725,000 payable in accordance with the Company’s normal payroll practices;

•	Mr. Gregrey: no provision regarding Termination without Cause is included in Mr. Pattiz’s employment agreement, however, the Company estimates the amount payable in such event would be base salary through April 1, 2009 in the aggregate amount of $870,112.50 payable in accordance with the Company’s normal payroll practices; and

•	Mr. Kosann: base salary through December 31, 2008 in the aggregate amount of $1,275,000 payable in accordance with the regular payroll practices of CBS Radio, so long as Mr. Kosann is ready, willing and able to render exclusive services under his employment agreement during such period.

Other

Mr. Zaref is entitled to three months of his salary, payable in accordance with the Company’s then current payroll practices, if either: (i) the Company provides Mr. Zaref with notice of its election not to extend or renew his employment agreement and terminates his employment without “Cause” within three months after the stated term or (ii) his employment is terminated for “good reason” or death or disability less than three months before the end of the stated term, such payment to be made from the date on which the non-renewal notice is given or Mr. Zaref’s employment is terminated, whichever is earlier. If: (A) the Company does not provide a non-renewal notice to Mr. Zaref, (B) Mr. Zaref remains employed through the end of the term (June 30, 2009) and (C) the Company terminates his employment without “Cause” within three months after the stated term, Mr. Zaref shall be entitled to his base salary for the balance, if any, of the three months after expiration of his term (i.e., until September 30, 2009).

DIRECTOR COMPENSATION

The following table sets forth the compensation for the Company’s directors who served during the year ended December 31, 2006.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)(5)	(d)(5)	(e)	(f)	(g)	(h)

Current directors:
Walter Berger(1)	—	—	—	—	—	—	—
Albert Carnesale	$68,750	$72,219	—	—	—	—	$140,969
David L. Dennis	$111,875	$61,063	$85,175	—	—	—	$258,113
Gerald Greenberg	$106,250	$66,161	$85,175	—	—	—	$257,586
Peter Kosann(2)	—	—	—	—	—	—	—
Grant F. Little, III	$84,375	$58,303	—	—	—	—	$142,678
H. Melvin Ming	$33,125	$25,178	—	—	—	—	$58,303
Norman J. Pattiz(2)	—	—	—	—	—	—	—
Joseph B. Smith	$94,375	$117,988	$85,175	—	—	—	$297,538
Former directors:(3)
Robert Herdman	$23,125	—	$3,336	—	—	—	$26,461
Dennis Holt	$10,625	$3,767	$44,356	—	—	—	$58,748
Steve Lerman(1)	$30,000	—	$61,199	—	—	—	91,199
George L. Miles, Jr.	$11,875	—	$6,472	—	—	—	$18,347
Leslie Moonves(1)	—	—	—	—	—	—	—
Former directors and executive officers:
Joel Hollander(1)(4)	—	—	$1,245,090	—	—	—	$1,245,090
Farid Suleman(1)(4)	—	—	$4,591	—	—	—	$4,591

(1)	As reflected above, as employees of CBS Radio and/or its affiliates, Messrs. Berger, Hollander and Moonves elected not to receive cash compensation for their services as directors in 2006. Mr. Berger and Mr. Hollander have elected not to receive cash compensation for their services as directors in 2007. Mr. Lerman received only cash compensation, not equity compensation, for his services as director in 2006 and 2007. Mr. Suleman did not receive compensation as no meetings were held prior to his resignation in February 2006.

(2)	Messrs. Kosann and Pattiz do not receive compensation for acting as directors.

(3)	Mr. Herdman resigned in April 2006, Mr. Holt in July 2006, Mr. Lerman in January 2007, Mr. Miles in March 2006 and Mr. Moonves in April 2006.

(4)	Mr. Hollander resigned in March 2007 and Mr. Suleman in February 2006. Each of Messrs. Hollander and Suleman served as executive officers and directors of the Company and the compensation listed above includes options which were granted in consideration of such service during their tenure as executive officers of the Company.

(5)	The value of stock awards and option awards reported in columns (c) and (d) above is based on the estimated fair value of the underlying instrument in accordance with FAS 123R, and is recognized over the related vesting period. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the

Consolidated Financial Statements. All stock awards and option awards reported in the table above were issued under the terms of the 2005 Plan and are subject to three-year vesting periods (subject to immediate vesting upon a participant’s Termination within the 24-month period following a Change in Control as described elsewhere in this report). No director elected to defer the receipt of his RSUs at the time the May 2006 RSU awards were made.

General

The Compensation Committee reviews and evaluates compensation for the Company’s non-employee directors (with the exception of Mr. Kosann who does not receive compensation as a director) on an annual basis, in consultation with its outside compensation adviser and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Compensation Committee and generally approves such recommendation at the meeting held after the Company’s annual meeting of shareholders.

Fees.  Directors of the Company who are not officers receive $5,000 per meeting attended for their services as directors and $1,875 per meeting attended for their services as committee members. For the 2006-2007 board term, the Directors of the Company who serve as Chairs of the Compensation Committee, Nominating and Governance Committee and Audit Committee shall receive $10,000, $10,000 and $15,000, respectively, for their services as the Chairs of such committees during the 2006-2007 board term.

Equity Compensation.  Beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of shareholders, directors of the Company who are not officers receive a mandatory grant of $100,000 in value of RSUs each year, which awards are governed by the terms of the 2005 Plan, which became effective in May 2005. Each grant is made on the date of the Company’s annual shareholder meeting. In addition to the foregoing, newly appointed directors who are not officers receive a mandatory grant of $150,000 in value of RSUs on the date such director is appointed to the Company’s Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its Common stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a Change in Control or upon their Retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Company’s Common stock. Messrs. Berger, Hollander (who resigned effective March 30, 2007), Lerman (who resigned effective January 30, 2007) and Moonves (who resigned effective April 4, 2006) elected not to receive in 2006 equity compensation normally provided to non-officer directors. Messrs. Berger, Hollander (who resigned effective March 30, 2007) and Lerman (who resigned effective January 30, 2007) elected not to receive equity compensation in 2007.

Waivers of Compensation

Messrs. Kosann and Pattiz do not receive any remuneration for their services as directors of the Company. Messrs. Berger, Hollander, Lerman and Moonves, as current and former directors of the Company who are/were employed by CBS and/or its affiliates, waived their right to cash and equity compensation, with the exception of Mr. Lerman, who received cash compensation only.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee is comprised solely of independent outside directors, Messrs. Greenberg, Dennis and Smith. The Company has no interlocking relationships or other transactions involving any of our Compensation Committee members that are required to be reported pursuant to applicable SEC rules. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during the fiscal year ended December 31, 2006. There were no material transactions between the Company and any of the members of the Compensation Committee during the fiscal year ended December 31, 2006.

No member of the Compensation Committee simultaneously served both as a member of the Compensation Committee and as an officer or employee of the Company during 2006. None of the Company’s executive officers serves as a member of the Board or the Compensation Committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis which appears above beginning on page 33 in this report. Based on its review and discussions with management, the Compensation Committee recommended to the Board that it approve the inclusion of the Compensation Discussion and Analysis in this report to be filed by the Company with the SEC on or prior to April 30, 2007.

Submitted by the members of the Compensation Committee:
Gerald Greenberg, Chair
David L. Dennis
Joseph B. Smith

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding securities available for issuance under the Company’s equity compensation plans is set forth in Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this report under the heading “Equity Compensation Plan Information”.

Beneficial Ownership of 5% Holders

The following table shows the amount of the Common stock and Class B stock beneficially owned (unless otherwise indicated) by our largest shareholders (those who own more than 5% of the outstanding class of shares). For purposes of calculating the percentage ownership of each large shareholder, the Company used figures as of March 31, 2007, when there were 87,115,389 shares of Common stock outstanding and 291,796 shares of Class B stock outstanding.

	Aggregate Number of Shares
	Beneficially Owned(1)
	Common Stock			Class B Stock
Name and Address of Beneficial Owner(2)	Number		Percent	Number	Percent

CBS Radio Network Inc., a subsidiary of	16,000,000	(3)	18.4%	—	—
CBS Radio Inc. 1515 Broadway New York, NY 10036
FMR Corp.	5,053,774	(4)	5.8%	—	—
82 Devonshire Street Boston, MA 02109
Hotchkis and Wiley Capital Management, LLC	7,672,700	(5)	8.8%	—	—
725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017
Royce & Associates, LLC	6,242,300	(6)	7.2%	—	—
1414 Avenue of the Americas New York, NY 10019

(1)	The persons in the table have sole voting and investment power with respects to all shares of Common stock and Class B stock, unless otherwise indicated.

(2)	Tabular information for such entities is based on information contained in the most recent Schedule 13D/13G filings made available to the Company.

(3)	These shares are owned by CBS Radio Network Inc., a wholly-owned subsidiary of CBS Radio Media Corporation, which in turn is a wholly-owned subsidiary of CBS Radio Inc. (“CBS Radio”), a wholly-owned subsidiary of CBS Corporation, but may also be deemed to be beneficially owned by: (a) NAIRI, Inc. (“NAIRI”), which owns approximately 76% of CBS Corporation ’s voting stock, (b) NAIRI’s parent corporation, National Amusements, Inc. (“NAI”), and (c) Sumner M. Redstone, who is the controlling shareholder of NAI. Such amount does not include 2,000,000 shares underlying warrants held by CBS Radio. As of December 31, 2006, CBS Radio Network Inc. has shared voting power and shared dispositive power with respect to 16,000,000 shares.

(4)	These shares are owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., through one investment company, Fidelity Low Priced Stock Fund. As of December 31, 2006, each of Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, has sole voting power with respect to 0 shares and sole dispositive power with respect to 5,053,774 shares.

(5)	As of December 31, 2006 Hotchkis and Wiley Capital Management, LLC has sole voting power with respect to 5,220,400 shares and sole dispositive power with respect to 7,672,700 shares.

(6)	As of December 31, 2006 Royce & Associates, LLC has sole voting power with respect to 6,242,300 shares and sole dispositive power with respect to 6,242,300 shares.

Beneficial Ownership of Named Executive Officers and Directors

The following table shows the amount of the Common stock and Class B stock beneficially owned (unless otherwise indicated) by members of our management team, which include the current executive officers named in the Summary Compensation Table (the “named executive officers”), our directors, and our directors and executive officers as a group. For purposes of calculating the percentage ownership of each such individual, the Company used figures as of March 31, 2007, when there were 87,115,389 shares of Common stock outstanding and 291,796 shares of Class B stock outstanding. All numbers presented below include all shares which would be vested on, or exercisable by, a holder as of May 30, 2007, as beneficial ownership is deemed to include securities that a holder has the right to acquire within 60 days.

	Aggregate Number of Shares
	Beneficially Owned(1)
	Common Stock			Class B Stock
Name of Beneficial Owner	Number	Percent		Number	Percent

NAMED EXECUTIVE OFFICERS:
Norman J. Pattiz(2)	857,833		*	291,710	99.9%
Peter Kosann(3)	286,069		*	—	—
Andrew Zaref(4)	105,563		*	—	—
David Hillman(5)	57,320		*	—	—
Paul Gregrey(6)	155,897		*	—	—
DIRECTORS AND NOMINEES:(7)
Walter Berger	—		*	—	—
Albert Carnesale(8)	3,739		*	—	—
David L. Dennis(9)	182,070		*	—	—
Gerald Greenberg(9)	53,860		*	—	—
Grant F. Little, III(8)	8,383		*	—	—
H. Melvin Ming(8)	—		*	—	—
Joseph B. Smith(9)	80,860		*	—	—
All Current Directors and Executive Officers as a Group (13 persons)	1,791,594	2.1%		291,710	99.9%

*	Represents less than one percent (1%) of the Company’s outstanding shares of Common stock.

(1)	The persons in the table have sole voting and investment power with respects to all shares of Common stock and Class B stock, unless otherwise indicated. The numbers presented above do not include: (i) shares of restricted stock granted under the 2005 Plan that have not vested and (ii) unvested and/or deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. All dividend equivalents on vested RSUs and shares of restricted stock are included in the numbers reported above.

(2)	Includes vested stock options for 407,833 shares granted under the Company 1989 Stock Incentive Plan (the “1989 Plan”) and the Company 1999 Stock Incentive Plan (the “1999 Plan”). Also includes 450,000 Common stock shares pledged by Mr. Pattiz to Merrill, Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) in connection with a prepaid variable forward contract (the “Merrill Contract”) Mr. Pattiz entered into on September 27, 2004 with Merrill Lynch. Under the Merrill Contract, in exchange for a lump-sum cash payment of $7,182,000, Mr. Pattiz agreed to deliver upon the earlier of September 2009 or the termination of the Merrill Contract, a pre-determined number of shares of Company Common stock pursuant to formulas set forth in the Merrill Contract. Mr. Pattiz may also settle the amount in cash. When Mr. Pattiz entered into the Merrill Contract in September 2004, he converted 411,670 of his shares of Class B stock into Common stock and pledged the aforementioned 450,000 shares of Company Common stock. Because each share of Class B stock has 50 votes, as opposed to one vote for each share of Common stock, Mr. Pattiz’s stock holdings represent 15.2% of the total voting power of the Company.

(3)	Includes 275,250 vested and unexercised options granted under the 1999 Plan and Westwood One, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Includes 10,819 vested RSUs (including dividend equivalents) granted under the 2005 Plan.

(4)	Includes 98,750 vested and unexercised options granted under the 1999 Plan and 2005 Plan. Includes 6,491 vested RSUs (including dividend equivalents) granted under the 2005 Plan and 322 shares of Common stock held in the Company 401(k) account.

(5)	Includes 56,825 vested and unexercised options granted under the 1999 Plan and 2005 Plan. Includes 495 shares of Common stock held in the Company 401(k) account.

(6)	Includes 155,000 vested and unexercised options granted under the 1999 Plan and 2005 Plan. Includes 897 shares of Common stock held in the Company 401(k) account.

(7)	Does not include Norman J. Pattiz and Peter Kosann, who are also named executive officers and listed with the other named executive officers.

(8)	Represents 3,739 vested RSUs (Carnesale) and 8,383 vested RSUs (Little) granted under the 2005 Plan. Does not include deferred and/or unvested RSUs which have no voting rights until shares are distributed in accordance with their terms.

(9)	Represents 129,000 (Dennis), 50,000 (Greenberg) and 77,000 (Smith) vested and unexercised stock options granted under the 1989 Plan, the 1999 Plan and/or the 2005 Plan. Includes 3,860 vested RSUs (including dividend equivalents) granted under the 2005 Plan for each of Messrs. Dennis, Greenberg and Smith. Does not include deferred and/or unvested RSUs which have no voting rights until shares are distributed in accordance with their terms.

Changes in Control

The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except for the transactions with CBS Radio described below, the Company is not aware of any transaction entered into in 2006, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest. As indicated elsewhere in this report, one of the Company’s directors, Mr. Berger, is an officer of CBS Radio and pursuant to the terms of the Management Agreement, the Company’s CEO is an employee of CBS Radio. As of March 31, 2007, CBS Radio beneficially owned 18.4% of the Common stock of the Company.

Through the Management Agreement, CBS Radio currently provides to the Company the services of a chief executive officer and a chief financial officer. The Management Agreement was entered into in March 1999 and was subsequently amended to, among other things, extend the Management Agreement until March 31, 2009. Pursuant to the Management Agreement, the Company is obligated to pay to CBS Radio an annual base fee (which base fee is $3,000,000, effective April 1, 2004) subject to an annual increase by a percentage amount equal to the increase based on a specified consumer price index. The expense associated with the Management Agreement in 2006 was $3,273,000.

In addition, the Company pays to CBS Radio incentive bonus compensation in an amount equal to 10% of the amount by which the Company’s operating cash flow exceeds a target amount for the applicable year, subject to certain adjustments. The Company must also reimburse CBS Radio for certain out-of-pocket expenses incurred by CBS Radio in performing the services contemplated by the Management Agreement consistent with past practice. CBS Radio did not earn an incentive bonus in fiscal 2006 as targeted cash flow levels were not achieved. As additional compensation to CBS Radio under the Management Agreement, CBS Radio was granted seven warrants to purchase an aggregate 4,500,000 shares of the Company’s Common stock (comprised of two warrants to purchase 1,000,000 Common stock shares per warrant and five warrants to purchase 500,000 Common stock shares per warrant). Of the seven warrants issued, the two one million share warrants have an exercise price of $43.11 and $48.36, respectively, and become exercisable if (A) if the average price of the Company’s Common stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants.

The exercise price for each of the five remaining warrants is equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each have a term of 10 years and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies the average price of the Company’s Common stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2005 must have equalled or exceeded $40.66 for the warrants to have become exercisable. The average stock price for the 15 trading days prior to January 2, 2005 did not equal or exceed $40.66, and, therefore, the warrants did not become exercisable. In the case of the $44.70 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2006 must equal or exceed $44.70 for the warrants to become exercisable. The Company’s average stock price for the 15 trading days prior to January 2, 2006 did not exceed $44.70, and therefore the warrants did not become exercisable. In the case of the $51.40 warrants, the Company’s average stock price for the 15 trading days prior to January 2, 2007 must equal or exceed $51.40 for the warrants to become exercisable. The Company’s average stock price for the 15 trading days prior to January 2, 2007 did not exceed $51.40, and therefore the warrants did not become exercisable

The Company and CBS Radio also have entered into a registration rights agreement with respect to the shares of Common stock issuable upon exercise of the warrants pursuant to which the Company granted to CBS Radio specified demand and registration rights.

The Company has a Representation Agreement with CBS Radio to operate the CBS Radio Networks until March 31, 2009. The Company retains all revenue and is responsible for all expenses of the CBS Radio Networks. In addition, a number of CBS Radio’s radio stations are affiliated with the Company’s radio networks and the Company purchases several programs from CBS Radio. During 2006, the Company incurred expenses aggregating approximately $75,514,000 under the Representation Agreement and for CBS Radio affiliations and programs.

In addition to the foregoing, CBS Radio enters into other agreements with the Company in the ordinary course to purchase programming rights and affiliate stations with the Company’s network and traffic operations.

Company Review, Approval or Ratification of Related Party Transactions

While the Company does not have a written policy outlining such, it is the Company’s practice to review all transactions with its related parties (referred to herein as “related party transactions”) as they arise. Related parties are identified by the finance, accounts payable and legal departments, who, among other things, review questionnaires submitted to the Company’s directors and officers on an annual basis, monitor Schedule 13Ds and 13Gs filed with the SEC, review employee certifications regarding code of ethics and business conduct which are updated annually, and review CBS Radio’s listings of affiliates which CBS Radio submits to the Company or files with the SEC. Any related party transaction is reviewed by either the Office of the General Counsel or Chief Financial Officer, who examines, among other things, the approximate dollar value of the transaction and the material facts surrounding the related party’s interest in, or relationship to, the related party transaction. With respect to related party transactions that involve an independent director, such parties also consider whether such transaction affects the “independence” of such director pursuant to applicable rules and regulations, including those of the NYSE and the Company’s corporate governance rules. Customarily, the Chief Financial Officer must approve any related party transaction, however, if after consultation, the General Counsel and Chief Financial Officer determine a related party transaction is significant, the transaction is then referred to the Board for its review and approval.

While the foregoing procedures are not in writing, the Company does have written procedures regarding transactions with its manager, CBS Radio, as set forth in the Management Agreement between the Company and CBS Radio (the “Management Agreement”), which agreement describes the terms and conditions by which CBS Radio manages the business and operations of the Company. Under the terms of the Management Agreement, all transactions (other than the Management Agreement and Representation Agreement (as described below), which agreements were ratified by the Company’s shareholders) between the Company and CBS Radio or its affiliates must be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the Company’s Board. Such exceptions include new or special programming agreements not requiring compensation; the renewal of existing agreements on the same or better terms or affiliation agreements involving compensation terms consistent with those of non-affiliates of CBS Radio involving annual payments of less than $500,000.

Item 14.	Principal Accountant Fees and Services

Fees to Independent Auditors

The following table presents fees billed for fiscal years 2006 and 2005 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s financial statements for fiscal years 2006 and 2005 as well as fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2006 and 2005.

(In thousands)	2006	2005

(1) Audit Fees(a)	$725	$646
(2) Audit-Related Fees(b)	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—

(a)	The amounts reported above reflect, in the case of 2005, the actual amount billed by PricewaterhouseCoopers LLP for 2005 and, in the case of 2006, the amounts agreed to date by the Company for services rendered by PricewaterhouseCoopers LLP related to 2006.

(b)	Such services included employee benefit plan audits, audits required by state municipalities, internal control reviews and consultations regarding financial accounting and reporting standards.

As discussed above, all audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP did not impair that firm’s independence in the conduct of the audit.

Audit Committee Pre-Approval Policies and Procedures

All services provided to the Company by PricewaterhouseCoopers LLP in 2006 were pre-approved by the Audit Committee. Under the Company’s pre-approval policies and procedures, the Chair of the Audit Committee is authorized to pre-approve the engagement of PricewaterhouseCoopers LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report on Form 10-K

1,2. Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3. Exhibits

EXHIBIT
NUMBER(A)		DESCRIPTION

3.1		Restated Certificate of Incorporation, as filed on October 25, 2002.(14)
3.2		Bylaws of Registrant as currently in effect.(6)
4	.	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the Purchasers parties thereto.(15)
10.1		Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz.(8)*
10.2		Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz.(16)*
10	.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz(7)*
10.3		Form of Indemnification Agreement between Registrant and its directors and executive officers.(1)
10.4		Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent.(16)
10	.4.1	Amendment No. 1, dated as of October 31, 2006, to the Credit Agreement, dated as of March 3, 2004, between Westwood One, Inc., the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(23)
10.5		Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc.(2)
10.6		Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999(9)
10.7		Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc.(10)
10.8		Management Agreement, dated as of March 30, 1999, as amended by Letter Agreement dated April 15, 2002 by and between Registrant and Infinity Broadcasting Corporation.(9)(13)
10.9		Amended and Restated Representation Agreement, dated as of March 30, 1999, by and between Registrant and Infinity Broadcasting Corporation(9)
10	.9.1	Letter Agreement, dated April 15, 2002, amending the Amended and Restated Representation Agreement between Registrant and Infinity Broadcasting Corporation(13)
10.10		Registrant Amended 1999 Stock Incentive Plan.(22)*
10.11		Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005(19)*
10.12		Registrant 1989 Stock Incentive Plan.(3)*
10.13		Amendments to Registrant’s Amended 1989 Stock Incentive Plan.(4)(5)*
10.14		Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One, Inc. and between Infinity and Westwood One, Inc. relating to New York, New York offices.(11)
10.15		Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan.(17)*
10.16		Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref.(18)*
10	.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Westwood One, Inc. and Andrew Zaref(24)*
10.17		Employment Agreement, dated June 1, 1999, between Registrant and Charles I. Bortnick, as amended by Amendment 1 to Employment Agreement, effective January 1, 2002; Amendment 2 to Employment Agreement, effective June 1, 2002; and Amendment 3 to Employment Agreement, dated June 1, 2004.(18)*

EXHIBIT
NUMBER(A)		DESCRIPTION

10	.17.1	Letter Agreement, dated April 13, 2006, between the Company and Chuck I. Bortnick relating to Mr. Bortnick’s separation from the Company.(25)*
10.18		Registrant 2005 Equity Compensation Plan(19)*
10.19		Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors(20)*
10.20		Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors.(21)*
10.21		Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(21)*
10.22		Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(20)*
10.23		Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants.(20)*
10.24		Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006.*
10.25		Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006.*†
21		List of Subsidiaries.†
23		Consent of Independent Registered Public Accounting Firm.†
31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Indicates a management contract or compensatory plan
†	Filed herewith.
***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.
(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.
(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s April 29, 2002 proxy statement and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s current report on Form 8-K dated May 25, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.

Date: April 30, 2007

By:	/S/ Andrew Zaref
Andrew Zaref
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Peter Kosann Peter Kosann	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/S/ Andrew Zaref Andrew Zaref	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 30, 2007

/S/ Norman J. Pattiz Norman J. Pattiz	Chairman of the Board of Directors	April 25, 2007

/S/ Walter Berger Walter Berger	Director	April 26, 2007

/S/ Albert Carnesale Albert Carnesale	Director	April 25, 2007

/S/ David L. Dennis David L. Dennis	Director	April 25, 2007

/S/ Gerald Greenberg Gerald Greenberg	Director	April 25, 2007

/S/ Grant F. Little, III Grant F. Little, III	Director	April 27, 2007

/S/ H. Melvin Ming H. Melvin Ming	Director	April 30, 2007

/S/ Joseph B. Smith Joseph B. Smith	Director	April 26, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of this report. The registrant’s annual report and definitive proxy statement for its 2007 annual meeting of shareholders will be filed with the Commission at the time such materials are sent to the security holders.

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