Form 10-Q
period 2007-03-31
WESTWOOD ONE INC /DE/
filed 2007-05-08
CIK 771950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of stock outstanding at April 29, 2007 (excluding treasury shares):
     Common stock, par value $.01 per share 87,115,389 shares
     Class B stock, par value $.01 per share 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,362	$11,528
Accounts receivable, net of allowance for doubtful accounts of $5,053 (2007) and $4,387 (2006)	99,042	115,505
Warrants, current portion	9,706	9,706
Prepaid and other assets	12,842	12,483

Total Current Assets	126,952	149,222
PROPERTY AND EQUIPMENT, NET	35,906	37,353
GOODWILL	464,114	464,114
INTANGIBLE ASSETS, NET	4,030	4,225
OTHER ASSETS	37,994	41,787

TOTAL ASSETS	$668,996	$696,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,516	$35,425
Amounts payable to related parties	34,902	26,344
Deferred revenue	7,559	8,150
Income taxes payable	—	6,149
Accrued expenses and other liabilities	45,898	43,841

Total Current Liabilities	111,875	119,909

LONG-TERM DEBT	347,121	366,860
OTHER LIABILITIES	6,811	7,001

TOTAL LIABILITIES	$465,807	493,770

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000,000 shares; issued and outstanding, 86,079,828 (2007) and 85,996,019 (2006)	861	860
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2007 and 2006)	3	3
Additional paid-in capital	291,081	291,851
Unrealized gain on available for sale securities	4,882	4,570
Accumulated (deficit) earnings	(93,638)	(94,353)

TOTAL SHAREHOLDERS’ EQUITY	203,189	202,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$668,996	$696,701

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
NET REVENUES	$109,373	$120,772

Operating Costs (includes related party expenses of $18,943 and $21,396, respectively)	92,850	110,810

Depreciation and Amortization (includes related party warrant amortization of $2,427 and $2,427, respectively)	5,031	5,122

Corporate General and Administrative Expenses (includes related party expenses of $830 and $789, respectively)	4,230	4,980

	102,111	120,912

OPERATING INCOME (LOSS)	7,262	(140)
Interest Expense	6,097	5,988
Other Income	—	(109)

INCOME (LOSS) BEFORE INCOME TAXES	1,165	(6,019)
INCOME TAXES	450	(2,492)

NET INCOME (LOSS)	$715	$(3,527)

EARNINGS (LOSS) PER SHARE:
COMMON STOCK
BASIC	$0.01	$(0.04)

DILUTED	$0.01	$(0.04)

CLASS B STOCK
BASIC	$0.02	$0.08

DILUTED	$0.02	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	86,072	86,184

DILUTED	86,079	86,184

CLASS B STOCK
BASIC	292	292

DILUTED	292	292

DIVIDENDS DECLARED PER SHARE:
COMMON STOCK	$0.02	$0.10

CLASS B STOCK	$0.02	$0.08

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$715	$(3,527)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,031	5,122
Deferred taxes	(257)	(1,455)
Non-cash stock compensation	2,755	3,385
Amortization of deferred financing costs	121	84

	8,365	3,609

Changes in assets and liabilities:
Accounts receivable	16,463	26,682
Prepaid and other assets	624	7,049
Deferred revenue	(591)	(1,224)
Income taxes payable and prepaid income taxes	(7,167)	(30,821)
Accounts payable and accrued expenses and other liabilities	(9,603)	11,004
Amounts payable to related parties	8,558	714

Net Cash Provided By Operating Activities	16,649	17,013

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(906)	(1,532)
Acquisition of companies and other	—	55

Net Cash Used in Investing Activities	(906)	(1,477)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock under equity based compensation plans	—	302
Borrowings under bank and other long-term obligations	10,000	—
Debt repayments and payments of capital lease obligations	(30,178)	(167)
Dividend payments	(1,731)	(8,616)
Repurchase of common stock	—	(11,044)

Net Cash Used in Financing Activities	(21,909)	(19,525)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,166)	(3,989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,528	10,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,362	$6,410

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 – Basis of Presentation:
     The accompanying Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2007.
NOTE 2 – Income Taxes:
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $7.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, the Company had $6.8 million of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $0.7 million accrued interest and penalties related to uncertain tax positions.
     The Company is subject to taxation in all states in which it has nexus. The Company is currently under federal audit for 2004 and is subject to various ongoing state audits for the years 2003 through 2005. With a few exceptions, the Company is no longer subject to U.S. Federal, State and local income tax examinations for years prior to 2002.
NOTE 3 – Equity Based Compensation:
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and requires that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company elected to utilize the modified retrospective transition alternative and has therefore restated all prior periods to reflect stock compensation expense in accordance with SFAS 123.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Equity Compensation Activity
     During the three months ended March 31, 2007, the Company awarded 792,736 shares of restricted stock to certain employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of restricted stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s restricted stock activity during the three-month period ended March 31, 2007 follows:

			Weighted
			Average
			Grant Date
	2007	Grant Date	Fair Value
	Shares	Fair Value	Per Share
Restricted Stock:
Unvested at December 31, 2006	326,326	$4,265	$13.06
Granted during the period (1)	792,736	4,891	6.17
Vested during the period	(66,500)	(936)	14.07
Forfeited during the period	(5,563)	(77)	13.91

Unvested at March 31, 2007	1,046,999	$8,143	$7.81

(1)	Amount includes dividend equivalents on unvested shares.
     In addition, during the three months ended March 31, 2007, the Company granted 240,000 options with an aggregate estimated fair value of $607. The options vest over three years and have an exercise price of $6.17.
NOTE 4 – Investments:
     On September 29, 2006, the Company, along with the other limited partners of its investee POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which the Company received $529 on November 13, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, the Company’s limited partnership interest in POP Radio will decrease from 20% to 6%. As of March 31, 2007, Alta has not elected to exercise these warrants.
NOTE 5 – Comprehensive Income:
     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net Income (Loss)	$715	$(3,527)
Other Comprehensive Income:
Unrealized Gain	312	5,379

Comprehensive Income	$1,027	$1,852

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 6 - Earnings Per Share:
     Basic earnings per share (“EPS”) excludes all dilution and is calculated using the weighted average number of Common shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all dilutive financial instruments which may be exchanged for equity securities were exercised or converted to Common stock.
     Diluted EPS for Common stock is calculated, utilizing the “if-converted” method. All other EPS calculations are calculated, utilizing the “two-class” method, by dividing the sum of distributed earnings to Common and Class B shareholders and undistributed earnings allocated to Common shareholders by the weighted average number of Common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to Common shares and Class B stock in accordance with the cash dividend provisions of the Company’s articles of incorporation. Such provision provides that payment of a cash dividend to holders of Common shares does not necessitate a dividend payment to holders of Class B stock. Therefore, in accordance with SFAS 128, “Earnings Per Share” and Emerging Issues Task Force Issue 03-06, the Company has allocated all undistributed earnings to Common shareholders in the calculations of net income per share.
     The following is a reconciliation of the Company’s Common shares and Class B shares outstanding for calculating basic and diluted net income per share:

	Three Months Ended
	March 31,
	2007	2006
Net Income (Loss)	$715	$(3,527)
Less: distributed earnings to Common shareholders	1,726	8,593
Less: distributed earnings to Class B shareholders	5	23

Undistributed earnings (loss)	$(1,016)	$(12,143)

Earnings – Common stock
Basic
Distributed earnings to Common shareholders	$1,726	$8,593
Undistributed earnings (loss) allocated to Common shareholders	(1,016)	(12,143)

Total Earnings (loss) – Common stock, basic	$710	$(3,550)

Diluted
Distributed earnings to Common shareholders	$1,726	$8,593
Distributed earnings to Class B shareholders	—	—
Undistributed earnings (loss) allocated to Common shareholders	(1,016)	(12,143)

Total Earnings (loss) – Common stock, diluted	$710	$(3,550)

Weighted average Common shares outstanding, basic	86,072,204	86,183,990
Share-based compensation shares	6,716	—
Warrants	—	—
Weighted average Class B shares	—	—

Weighted average Common shares outstanding, diluted	86,078,920	86,183,990

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Earnings per Common share, basic
Distributed earnings, basic	$0.02	$0.10
Undistributed earnings (loss) – basic	(0.01)	(0.14)

Total	$0.01	$(0.04)

Earnings per Common share, diluted
Distributed earnings, diluted	$0.02	$0.10
Undistributed earnings (Loss) – diluted	(0.01)	(0.14)

Total	$0.01	$(0.04)

Earnings– Class B stock
Basic
Distributed earnings to Class B shareholders	$5	$23
Undistributed earnings allocated to Class B shareholders	—	—

Total Earnings – Class B stock, basic	$5	$23

Diluted
Distributed Earnings to Class B shareholders	5	23
Undistributed earnings allocated to Class B shareholders	—	—

Total Earnings– Class B stock, diluted	$5	$23

Weighted average Class B shares outstanding, basic	291,796	291,796
Share-based compensation	—	—
Warrants	—	—

Weighted average Class B shares outstanding, diluted	291,796	291,796

Earnings per Class B share, basic
Distributed earnings, basic	$0.02	$0.08
Undistributed earnings – basic	—	—

Total	$0.02	$0.08

Earnings per Class B share, diluted
Distributed earnings, diluted	$0.02	$0.08
Undistributed earnings – diluted	—	—

Total	$0.02	$0.08

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants (see Note 8 – “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the combined exercise price, unamortized fair value, and excess tax benefits were greater than the average market price of the Company’s Common stock for the periods presented:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Options	5,906,947	8,230,949
Restricted Stock	1,011,900	291,673
Restricted Stock Units	209,760	183,792
Warrants	3,000,000	3,500,000
     The per share exercise price of the options excluded were $6.57 — $38.34 for the three months ended March 31, 2007, and $12.67- $38.34 for the three months ended March 31, 2006. The per share exercise prices of the warrants excluded were $59.11— 67.98 for the three months ended March 31, 2007 and $51.40 — $67.98 for the three months ended March 31, 2006.
NOTE 7 - Debt:
Long-term debt consists of the following at:

	March 31, 2007	December 31, 2006
Revolving Credit Facility/Term Loan	$150,000	$170,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(2,879)	(3,140)

	$347,121	$366,860

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
     On October 31, 2006, the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which shall be automatically reduced to $125,000 effective September 28, 2007 (collectively the “Facility”). In connection with the original closing of the Facility on March 3, 2004, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. At March 31, 2007, the Company had available borrowings under the Facility of $120,000.
     As of March 31, 2007, the applicable margin was LIBOR plus 1.125%. Additionally, at March 31, 2007, the Company had borrowed $150,000 at a weighted-average interest rate of 6.7% (including the applicable margin). As of December 31, 2006, the Company had borrowed $170,000 under the facility at a weighted average interest rate of 6.3% (including the applicable margin).
NOTE 8 – Related Party Transactions:
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
     In addition to the Management Agreement, the Company also enters into other transactions with CBS Radio in the normal course of business. These transactions, as well as the terms of the warrants described above, are more fully described in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2007 (as amended on Form 10-K/A and filed with the SEC on April 30, 2007).
     The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2007	2006
Representation Agreement	$6,750	$6,491
Programming and Affiliations	12,193	14,905
Management Agreement (excluding warrant amortization)	830	789
Warrant Amortization	2,427	2,427

	$22,200	$24,612

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
     The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP, which is described in Note 4 – “Investments.”
NOTE 9 – Shareholders’ Equity:
     On March 30, 2007, the Company paid a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock.
NOTE 10 – Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
the Company is January 1, 2008. The Company will adopt the provisions of this statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 7, 2007.
Westwood One supplies radio and television stations with content, information services, and programming. The Company is one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
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
On November 9, 2006, the Company announced that its Board of Directors has established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio and its affiliates, including the Company’s Management Agreement and programming and distribution arrangements with CBS Radio. The Company’s principal agreements with CBS Radio currently expire on March 31, 2009. On April 12, 2007, the Committee announced that the Company and CBS Radio entered into a non-binding letter of intent for the modification and extension of the aforementioned agreements through 2017. Consummation of this transaction will require successful negotiation and execution of definitive documentation, approval by the Company’s Board of Directors and a majority vote of the Common and Class B shareholders voting together (not including the shares owned by CBS Radio or its affiliates.) There can be no assurance that this process will result in any modification or extension to these agreements.
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
In managing our business, we develop programming and exploit our commercial airtime by concurrently taking into consideration the demands of our advertisers on both a market specific and national basis, the demands of the owners and management of our radio station affiliates, and the demands of our programming partners and talent. Our continued success and prospects for growth are dependent upon our ability to manage the aforementioned factors in a cost effective manner. Our results may also be impacted by overall economic conditions, trends in demand for radio related advertising, competition, and risks inherent in our customer base, including customer attrition and our ability to generate new business opportunities to offset any attrition.
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
The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses (including bad debt expenses, commissions and promotional expenses), depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement, personnel costs, and other administrative expenses, including those associated with corporate governance matters.
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
Results of Operations
Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
Revenues
     Revenues presented by type of commercial advertisements are as follows for the three month periods ending March 31:

	Three Months Ended
	March 31,
	2007		2006
	$	% of total	$	% of total
Local/Regional	51,420	47%	$55,854	46%
National	57,953	53%	64,918	54%

Total (1)	109,373	100%	120,772	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenues for the first quarter of 2007 decreased $11,399, or 9.4%, to $109,373 compared with $120,772 in the first quarter of 2006. During the first quarter of 2007, revenues aggregated from the sale of local/regional airtime decreased approximately 7.9%, or approximately $4,434, and national-based revenues decreased approximately $6,965, or 10.7% compared with the first quarter of 2006. 92% of revenues were derived from terrestrial radio sources, while 8% of revenues were derived from sources other than terrestrial radio, including satellite, data, television, and new media.
     The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime and increased competition relative to the comparable period of the prior year. The reduced demand was experienced in virtually all markets and all advertiser categories, primarily in the Automotive, Home Improvement and Retail categories.
     The decline in our aggregated national-based revenue was primarily a result of non-comparable revenues derived from our exclusive broadcast of the 2006 Winter Olympic games from Torino, Italy and overall reduced demand for our products in the marketplace.
Operating Costs
     Operating costs for the three months ended March 31 in each of 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007		2006
	$	% of total	$	% of total
Programming, production and distribution expenses	$72,213	78%	$83,744	76%
Selling expenses	9,981	11%	14,572	13%
Stock-based compensation	1,376	1%	1,763	1%
Other operating expenses	9,280	10%	10,731	10%

	$92,850	100%	$110,810	100%

     Operating costs decreased approximately $17,960, or 16.2%, to $92,850 in the first quarter of 2007 from $110,810 in the first quarter of 2006. The decrease was principally attributable to reduced programming and production costs including the elimination of $7,000 in infrequent costs associated with our exclusive broadcast of the 2006 Winter Olympics, lower distribution costs, and lower payroll and related benefit costs. In addition, the Company has curtailed certain discretionary expenses and reduced stock-based compensation charges.

Depreciation and Amortization
     Depreciation and amortization was $5,031 in the first quarter of 2007 and $5,122 in the first quarter of 2006, effectively constant for the comparable periods presented.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses decreased $750, or 15.1%, to $4,230 in the first quarter of 2007 from $4,980 in the first quarter of 2006. Exclusive of stock-based compensation expense of $1,379 and $1,622 in the first quarter of 2007 and 2006, respectively, corporate general and administrative expenses decreased by $507. The decrease was principally attributable to reduced governance and business development expenses in the first quarter of 2007 as compared to the first quarter of 2006.
Operating Income (Loss)
     Operating income (loss) increased $7,402 to $7,262 in the first quarter of 2007 from an operating loss of ($140) in the first quarter of 2006. The 2007 increase was principally attributable to a larger reduction in operating expenses in the first quarter of 2007 compared to the first quarter of 2006, relative to the reduced revenues for the comparable periods.
Interest Expense
     Interest expense increased 2% in the first quarter of 2007 to $6,097 from $5,988 in the first quarter of 2006. The increase was principally attributable to higher average interest rates under our credit facility. In the first quarter of 2007, our weighted average interest rate was 6.3% compared to 4.6% in the first quarter of 2006, offset by lower average borrowings.
Provision for Income Taxes
     Income tax expense in the first quarter of 2007 was $450 as compared with a net benefit of $2,492 in the first quarter of 2006. The Company’s effective income tax rate was approximately 38.6% in the first quarter of 2007 compared with 41.4% in the first quarter of 2006. The decrease in the effective income tax rate was principally a result of lower state taxes.
Net Income (Loss)
     Net income in the first quarter of 2007 was $715 compared with net loss of ($3,527) in the first quarter of 2006, an increase of $4,242. Net income per basic share and net income per diluted share, were $0.01 in the first quarter of 2007. Net loss per basic share and net loss per diluted share were $0.04 in the same period of the prior year.
Earnings Per Share
     Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 0.1% to 86,072 and 0.1% to 86,079, respectively, in the first quarter of 2007 compared with 86,184 for both basic and diluted earnings in the first quarter of 2006. The decrease is principally attributable to the Company’s stock repurchase program and, with respect to diluted earnings per share, the effect of the decrease in the Company’s stock price.
Liquidity and Capital Resources
     The Company continually projects anticipated cash requirements, which may include share repurchases, dividends, potential acquisitions, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through cash flows from operations, the issuance of Common stock and the issuance of long-term debt.
     At March 31, 2007, the Company’s principal sources of liquidity were its cash and cash equivalents of $5,362 and available borrowings under its credit facility which is further described below.
     The Company has and continues to expect to generate significant cash flows from operating activities. For the three month periods ended March 31, 2007 and 2006, net cash provided by operating activities was $16,649 and $17,013, respectively.
     At March 31, 2007, the Company has an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility (referred to herein as the “Facility”), both of which mature in 2009. As of March 31, 2007, the Company had available borrowings of $120,000 under its Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s total debt ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. The Company also has issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes. The Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. None of the Facility or Senior Unsecured Note covenants are expected to have an impact on the Company’s ability to operate and manage its business.
     In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2004, the Company’s Board of Directors authorized an additional $300 million for such stock repurchase program, which gave the Company, as of April 29, 2004, authorization to repurchase up to $402,023 of its Common stock. The Company did not purchase any shares of the Company’s Common stock under its stock repurchase program in the first quarter of 2007. At the end of March 2007, the Company had authorization to repurchase up to an additional $290,490 of its Common stock.
     On March 6, 2007, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding Common stock and $0.016 per share of issued and outstanding Class B stock payable on March 30, 2007 to all record holders as of March 20, 2007. Dividend payments totaling $1,167 were made in the first quarter of 2007.
     The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
     The Company believes that its cash, other liquid assets, operating cash flows, ability to cease issuing a dividend, and existing and available bank borrowings, taken together, provide adequate resources to fund ongoing operations relative to its current expectations, organizational structure, and operating agreements. If the assumptions underlying our current expectations regarding future revenues and operating expenses change, or if unexpected opportunities arise or strategic priorities change, we may need to raise additional cash by future modifications to our existing debt instruments or seek to obtain replacement financing. The Company’s ability to obtain, if needed, amendments to its existing financing or replacement financing may be impacted by the timing of the Company’s ability, if at all, to extend its programming and distribution arrangements with CBS Radio beyond March 31, 2009.
     In May 2007, the Board of Directors elected to discontinue the payment of a dividend and evaluate its reinvestment opportunities and resources while the Company continues the process of negotiating and documenting the modification and extension of its various agreements with CBS Radio. Further declarations of dividends, if any, will be at the discretion of the Company’s Board of Directors.

Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.
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

•	Under the terms of the Management Agreement, CBS Radio manages the business and operations of the Company, including by providing individuals to serve as the CEO and CFO of the Company (CBS Radio employs the CEO and reimburses to the Company the cash compensation of the CFO, who is employed directly by the Company). CBS Radio receives a management fee for its management services. The Management Agreement also includes certain non-competition provisions in favor the Company and a right of first refusal on syndication opportunities to the Company where CBS Radio determines, in its sole discretion, to syndicate programming. An executive of CBS Radio serves on the Company’s Board of Directors, and CBS Radio owns approximately 18.4% of the Company’s Common stock. In addition, CBS Radio competes with the Company in advertising sales and most of the radio stations owned and operated by CBS Radio have affiliation agreements with the Company. The foregoing could create, or appear to create, potential conflicts of interest for CBS Radio in its decisions regarding the day-to-day operation of its business and in providing its management services to the Company under the Management Agreement. The foregoing could materially adversely impact the Company’s future business, financial condition and operating performance.

•	While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. In addition, the Company operates the CBS Radio Network and syndicates and/or distributes several other programs from CBS and its affiliates. In 2006, the Company experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline include: (1) the cancellation of, and loss of syndication opportunities associated with, key national programming; (2) the sale of CBS radio stations as described in more detail below and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to the Company under affiliation agreements. At the same time, other than for reductions in compensation paid to CBS Radio to reflect reduced commercial inventory levels the economic arrangement between the Company and CBS Radio has remained substantially fixed pursuant to the terms of many of the existing agreements between the Company and CBS Radio. At this time, it is unclear whether such decline is permanent. To the extent the decline is permanent or new economic terms to its agreements with CBS Radio and its affiliates cannot be negotiated, the Company’s operating performance could be materially adversely impacted by this decline in audience and commercial inventory.

•	As a result of deterioration in the Company’s operating performance, the Company amended its senior loan agreement in October 2006 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including the total debt ratio covenant which was amended to 4.00 to 1 through March 31, 2008. Further changes in the Company’s operating performance may cause the Company to seek further amendments to the covenants under the senior loan agreement or to seek to replace the senior loan agreement, which matures on February 28, 2009. The Company’s ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance the existing senior loan agreement, may be adversely impacted by the timing of the Company’s ability, if at all, to extend its relationship with CBS Radio beyond the March 31, 2009 expiration of the Management Agreement and related agreements.

•	In connection with its agreements with CBS Radio dating back to 1994, the Company has benefited from the historical practice of long-term distribution relationships for its programming, including pursuant to affiliation agreements with most of CBS’s owned and operated radio stations, many of which operate on a month-to-month basis or contain 90-day termination provisions which historically have not been exercised by the CBS radio stations. During 2006, CBS Radio reached agreements to sell 39 radio stations in ten of its smaller markets; to date, the sale of 22 of those stations have been completed. To the extent CBS Radio continues to sell and/or restructure its portfolio of radio assets and these existing distribution arrangements are terminated and/or not continued on a long-term basis by the new owners of the former CBS radio stations, as was the case with certain of the radio stations sold by CBS in 2006, there is a greater likelihood that the Company will not be able to continue to benefit from the long-term distribution relationship it has with CBS Radio on substantially similar economic terms and conditions or at all. If a significant number of additional radio stations or radio stations in key markets affiliated with the Company are sold by CBS Radio, and the new owners of such stations terminate and/or do not continue the affiliation agreements with the Company on a long-term basis, or if the Company cannot enter into new affiliation agreements with other radio stations in such markets on similar terms and conditions, the Company’s operating performance would be materially and adversely impacted.

•	The Company and CBS Radio are presently seeking to resolve a dispute as to whether the manner of sale of certain short duration commercial inventory conducted by or on behalf of radio stations owned by CBS Radio is permitted under the terms of existing agreements between the parties, including the non-competition provisions of the Management Agreement. If this dispute cannot be resolved, the Company’s relationship with CBS Radio could be adversely affected, which could, in turn, have a material and adverse impact on the Company.

•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:
—	economic conditions, both generally and relative to the broadcasting industry;

—	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

—	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

—	new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the recently announced proposed merger between XM Satellite Radio and Sirius Satellite Radio;

—	lower than anticipated market acceptance of new or existing products;

—	technological changes and innovations;

—	fluctuations in programming costs;

—	shifts in population and other demographics;

—	changes in labor conditions; and

—	changes in governmental regulations and policies and actions of federal and state regulatory bodies.
     There can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenues.
•	The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions in 2006 by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) recently modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to the Company. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial

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
     The Company, in connection with its annual impairment test, recorded an impairment of goodwill of $515,916 in the fourth quarter of 2006. Goodwill represents the residual value remaining after ascribing estimated fair values to a reporting unit’s tangible and intangible assets and liabilities. In order to estimate the fair values of assets and liabilities the Company is required to make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various event scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. If actual future conditions or events differ from the Company’s estimates, an additional impairment charge may be necessary to further reduce the carrying value of goodwill, which charge could be material to the Company’s operations. The Company believes it is possible it may have a further impairment of goodwill in the future as further discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2007.
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
     In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps cover $100,000 which represents 50% of the notional amount of Senior Unsecured Notes.
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
     With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-

month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of March 31, 2007, the Company had $150,000 outstanding under the Facility.
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
     In addition, there were no changes in our internal control over financial reporting during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against the Company and certain of its current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to former directors and executives of the Company. Plaintiff seeks judgment against the individual defendants in favor of the Company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain former directors and executives of the Company who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, the Company filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to the Company’s motion to dismiss.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2007 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended March 31, 2007 the Company did not purchase any of its Common stock under its existing stock purchase program which was publicly announced on September 23, 1999.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price Paid	Announced Plan or	Under the Plans or
Period	Purchased in Period	Per Share	Program	Programs (A)
1/1/07 – 1/31/07	—	N/A	21,001,424	$290,490,000
2/1/07 – 2/28/07	—	N/A	21,001,424	$290,490,000
3/1/07 – 3/31/07	—	N/A	21,001,424	$290,490,000

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.

     On March 30, 2007, the Company paid a cash dividend of $0.02 per outstanding share of Common stock and $0.016 per outstanding share of Class B stock.
Items 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.
Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1* +	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Peter Kosann

Name:	Peter Kosann
Title:	Chief Executive Officer

By:	/S/ Andrew Zaref

Name:	Andrew Zaref
Title:	Chief Financial Officer

Date: May 8, 2007

EXHIBIT INDEX

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
10.1* +	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.