Form 10-Q
period 2007-06-30
WESTWOOD ONE INC /DE/
filed 2007-08-09
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at June 30, 2007 (excluding treasury shares):
Common stock, par value $.01 per share – 87,144,077 shares
Class B stock, par value $.01 per share – 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,830	$11,528
Accounts receivable, net of allowance for doubtful accounts of $5,222 (2007) and $4,387 (2006)	115,552	115,505
Warrants, current portion	9,706	9,706
Prepaid and other assets	8,563	12,483

Total Current Assets	138,651	149,222

PROPERTY AND EQUIPMENT, NET	33,462	37,353
GOODWILL	464,114	464,114
INTANGIBLE ASSETS, NET	3,834	4,225
OTHER ASSETS	38,290	41,787

TOTAL ASSETS	$678,351	$696,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,728	$35,425
Amounts payable to related parties	28,860	26,344
Deferred revenue	6,289	8,150
Income taxes payable	694	6,149
Accrued expenses and other liabilities	40,538	43,841

Total Current Liabilities	93,109	119,909

LONG-TERM DEBT	365,615	366,860
OTHER LIABILITIES	6,618	7,001

TOTAL LIABILITIES	$465,342	$493,770

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000,000 shares; issued and outstanding, 86,130,896 (2007) and 85,996,019 (2006)	861	860
Class B stock, $.01 par value: authorized, 3,000,000 shares; issued and outstanding, 291,796 (2007 and 2006)	3	3
Additional paid-in capital	292,596	291,851
Unrealized gain on available for sale securities	6,290	4,570
Accumulated deficit	(86,741)	(94,353)

TOTAL SHAREHOLDERS’ EQUITY	213,009	202,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$678,351	$696,701

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET REVENUES	$111,145	$134,536	$225,183	$259,563

Operating Costs (includes related party expenses of $17,023, $20,348, $35,967 and $41,737, respectively)	83,752	97,883	181,267	212,948

Depreciation and Amortization (includes related party warrant amortization of $2,427, $2,427, $4,854 and $4,854, respectively)	4,917	5,063	9,948	10,185

Impairment of Goodwill			—

Corporate General and Administrative Expenses (includes related party expenses of $861, $826, $1,690 and $1,614 respectively)	3,576	3,675	7,451	8,455

Special Charges	2,282	1,198	2,637	1,398

	94,527	107,819	201,303	232,986

OPERATING INCOME	16,618	26,717	23,880	26,577
Interest Expense	5,852	6,504	11,949	12,492
Other Income	(150)	(126)	(150)	(235)

INCOME BEFORE INCOME TAXES	10,916	20,339	12,081	14,320
INCOME TAXES	4,019	8,169	4,469	5,677

NET INCOME	$6,897	$12,170	$7,612	$8,643

EARNINGS PER SHARE:
COMMON STOCK
BASIC	$0.08	$0.14	$0.09	$0.10

DILUTED	$0.08	$0.14	$0.09	$0.10

CLASS B STOCK
BASIC	$—	$0.08	$0.02	$0.16

DILUTED	$—	$0.08	$0.02	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	86,094	85,954	86,084	87,528

DILUTED	86,540	86,255	86,408	87,560

CLASS B STOCK
BASIC	292	292	292	292

DILUTED	292	292	292	292

DIVIDENDS DECLARED PER SHARE:
COMMON STOCK	$—	$0.10	$0.02	$0.20

CLASS B STOCK	$—	$0.08	$0.02	$0.16

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$7,612	$8,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,948	10,185
Goodwill Impairment	—	—
Loss on disposal of property and equipment	—	—
Deferred taxes	(3,079)	1,819
Non-cash stock compensation	5,572	6,497
Gain on sale of property	—	—
Amortization of deferred financing costs	237	167

	20,290	27,311

Changes in assets and liabilities:
Accounts receivable	(47)	15,551
Prepaid and other assets	5,264	9,768
Deferred revenue	(1,861)	(1,126)
Income taxes payable and prepaid income taxes	(5,455)	(27,812)
Accounts payable and accrued expenses and other liabilities	(23,269)	15,043
Amounts payable to related parties	2,516	1,180

Net Cash (Used in) Provided By Operating Activities	(2,562)	39,915

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,114)	(2,660)
Proceeds from sale of property	—	—
Purchase of loan receivable	—	—
Collection of loan receivable	—	—
Acquisition of companies and other	—	75

Net Cash Used In Investing Activities	(2,114)	(2,585)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock under equity based compensation plans	—	302
Borrowings under bank and other long-term obligations	30,000	10,000
Debt repayments and payments of capital lease obligations	(30,359)	(20,336)
Dividend payments	(1,663)	(17,263)
Repurchase of common stock	—	(11,044)
Repurchase of warrants from related party	—
Deferred financing costs	—	—
Excess windfall tax benefits from stock option exercises	—	—

Net Cash Used in Financing Activities	(2,022)	(38,341)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,698)	(1,011)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,528	10,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,830	$9,388

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1 - Basis of Presentation:
       The accompanying Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
       Subsequent to the second quarter of 2006, the Company identified a clerical error in the previously presented Statement of Cash Flows for the six month period ending June 30, 2006. The error, in the amount of $10,000, related to a debt repayment that was classified as a reduction in accounts payable resulting in an understatement of Net Cash Provided by Operating Activities and an understatement of Net Cash Used in Financing Activities. Accordingly the Statement of Cash Flows for the six months ended June 30, 2006 included herein has been restated.
NOTE 2 – Reclassifications:
       Certain balances in the prior periods have been reclassified to conform to the current period presentation. In addition, revenue from certain contracts were recorded net of expenses paid to third party partners. The Company has subsequently determined that it should be recording the related revenue and expenses gross in its statement of operations. Accordingly, revenue and operating costs for the three and six month periods ended June 30, 2006 were increased by $5,374 and $9,629, respectively.
NOTE 3 – Disclosure of Out of Period Amounts:
       In the Second quarter of 2007, the Company recorded net adjustments of approximately $1,000. These adjustments were primarily comprised of overaccruals in the first quarter of 2007 offset by various other adjustments. The Company does not believe these adjustments are material to its Consolidated Financial Statements for the quarter ended June 30, 2007 or to any prior period’s Consolidated Financial Statements. As a result, the Company has not restated any prior period amounts.
NOTE 4 — Income Taxes:
       In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.
       The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
adoption date of January 1, 2007, the Company had $7.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, the Company had $6.9 million of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $0.7 million accrued interest and penalties related to uncertain tax positions.
       The Company is subject to taxation in all states in which it has nexus. The Company is currently under federal audit for 2004 and is subject to various ongoing state audits for the years 2003 through 2005. With a few exceptions, the Company is no longer subject to U.S. Federal, State and local income tax examinations for years prior to 2002.
       Income tax expense in the second quarter of 2007 was $4,019 as compared with $8,169 in the second quarter of 2006. The Company’s effective income tax rate was approximately 36.8% in the second quarter of 2007 compared with 40.2% in the second quarter of 2006. The decrease was due to the impact of a change in New York State tax law on the Company’s deferred tax balance
NOTE 5 – Equity Based Compensation:
       During the six months ended June 30, 2007, the Company awarded 792,736 shares of restricted stock to certain employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of restricted stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s restricted stock activity during the six-month period ended June 30, 2007 follows:

			Weighted
			Average
			Grant Date
	2007	Grant Date	Fair Value
Restricted Stock:	Shares	Fair Value	Per Share
Unvested at December 31, 2006	326,326	$4,265	$13.06
Granted during the period	792,736	4,891	6.17
Vested during the period	(72,854)	(984)	13.51
Forfeited during the period	(57,434)	(570)	9.92

Unvested at June 30, 2007	988,774	$7,602	$7.69

(1)	Amount includes dividend equivalents on unvested shares.
         In addition, during the six months ended June 30, 2007, the Company granted 240,000 options with an aggregate estimated fair value of $607. The options vest over three years and have an exercise price of $6.17.
NOTE 6 – Special Charges:
       The “special charges” line item on the Consolidated Statement of Operations is comprised of the following:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Professional fees related to new CBS agreements	$1,282	$1,198	$1,637	$1,398
Severance related obligations related to executive officers	1,000	—	1,000	—

	$2,282	$1,198	$2,637	$1,398

NOTE 7 – Investments:
       On September 29, 2006, the Company, along with the other limited partners of its investee POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which the Company received $529 on November 13, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, the Company’s limited partnership interest in POP Radio will decrease from 20% to 6%. As of June 30, 2007, Alta has not elected to exercise these warrants.
NOTE 8 – Comprehensive Income:
       Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income (Loss)	$6,897	$12,170	$7,612	$8,643
Other Comprehensive Income:
Unrealized Gain	1,408	(445)	1,720	4,905

Comprehensive Income	$8,305	$11,725	$9,332	$13,548

NOTE 9 - Earnings Per Share:
       Basic earnings per share (“EPS”) excludes all dilution and is calculated using the weighted average number of Common shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all dilutive financial instruments which may be exchanged for equity securities were exercised or converted to Common stock.
       Diluted EPS for Common stock is calculated, utilizing the “if-converted” method. All other EPS calculations are calculated utilizing the “two-class” method, by dividing the sum of distributed earnings to Common and Class B shareholders and undistributed earnings allocated to such shareholders by the weighted average number of such shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to Common shares and Class B stock in accordance with the cash dividend provisions of the Company’s articles of incorporation. Such provision provides that payment of a cash dividend to holders of Common shares does not necessitate a dividend payment to holders of Class B stock. Therefore, in accordance with SFAS 128, “Earnings Per Share” and Emerging Issues Task Force Issue 03-06, the Company has allocated all undistributed earnings to Common shareholders in the calculations of net income per share.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following is a reconciliation of the Company’s earnings, Common shares and Class B shares outstanding for calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$6,897	$12,170	$7,612	$8,643

Less: distributed earnings to Common shareholders	—	8,624	1,658	17,216

Less: distributed earnings to Class B shareholders	—	23	5	47

Undistributed earnings (loss)	$6,897	$3,523	$5,949	$(8,620)

Earnings – Common stock
Basic

Distributed earnings to Common shareholders	$—	$8,624	$1,658	$17,216
Undistributed earnings (loss) allocated to Common shareholders	6,897	3,523	5,949	(8,620)

Total Earnings – Common stock, basic	$6,897	$12,147	$7,607	$8,596

Diluted
Distributed earnings to Common shareholders	$—	$8,624	$1,658	$17,216
Distributed earnings to Class B shareholders	—	23	5	47
Undistributed earnings (loss) allocated to Common shareholders	6,897	3,523	5,949	(8,620)

Total Earnings (loss) – Common stock, Diluted	$6,897	$12,170	$7,612	$8,643

Weighted average Common shares outstanding, basic	86,094,026	85,953,821	86,083,608	87,527,627
Share-based compensation shares	153,764	9,751	32,711	32,634
Warrants	—	—	—	—
Weighted average Class B shares	291,796	291,796	291,796	—

Weighted average Common shares outstanding, diluted	86,539,586	86,255,368	86,408,115	87,560,261

Earnings per Common share, basic
Distributed earnings, basic	$—	$0.10	$0.02	$0.20
Undistributed earnings (loss) – basic	0.08	0.04	0.07	(0.10)

Total	$0.08	$0.14	$0.09	$0.10

Earnings per Common share, diluted
Distributed earnings, diluted	$—	$0.10	$0.02	$0.20
Undistributed earnings (loss) – diluted	0.08	0.04	0.07	(0.10)

Total	$0.08	$0.14	$0.09	$0.10

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings– Class B stock
Basic
Distributed earnings to Class B shareholders	$—	$23	$5	$47
Undistributed earnings allocated to Class B Shareholders	—	—	—	—

Total Earnings – Class B stock, basic	$—	$23	$5	$47

Diluted
Distributed Earnings to Class B shareholders	$—	$23	$5	$47
Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total Earnings– Class B stock, diluted	$—	$23	$5	$47

Weighted average Class B shares outstanding, basic	291,796	291,796	291,796	291,796
Share-based compensation Warrants	—	—	—	—

Weighted average Class B shares outstanding, diluted	291,796	291,796	291,796	291,796

Earnings per Class B share, basic
Distributed earnings, basic	$—	$0.08	$0.02	$0.16
Undistributed earnings – basic	—	—	—	—

Total	$—	$0.08	$0.02	$0.16

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$0.08	$0.02	$0.16
Undistributed earnings – diluted	—	—	—	—

Total	$—	$0.08	$0.02	$0.16

       Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units, and warrants (see Note 11 – “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the combined exercise price, unamortized fair value, and excess tax benefits per share were greater than the average market price of the Company’s Common stock for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Options	5,881,947	7,495,394	6,085,794	7,648,968
Restricted Stock	244,088	323,550	1,025,963	323,550
Restricted Stock Units	134,621	225,603	127,778	225,603
Warrants	3,000,000	3,500,000	3,000,000	3,500,000

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
       The per share exercise price of the options excluded were $6.57 — $38.34 and $9.13 — $38.34 for the three months, and $6.57- $38.34 and $8.88 — $38.34 for the six months ended June 30, 2007 and 2006, respectively. The per share exercise prices of the warrants excluded were $43.11 — $67.98 for the three and six month periods ended June 30, 2007 and 2006.
NOTE 10 - Debt:
Long-term debt consists of the following at:

	June 30, 2007	December 31, 2006
Revolving Credit Facility/Term Loan	$170,000	$170,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(4,385)	(3,140)

	$365,615	$366,860

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
       On October 31, 2006, the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which shall be automatically reduced to $125,000 effective September 28, 2007 (collectively the “Facility”). Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. At June 30, 2007, the Company had available borrowings under the Facility of approximately $78,000.
       As of June 30, 2007, the applicable margin was LIBOR plus 1.125%. Additionally, at June 30, 2007, the Company had borrowed $170,000 at a weighted-average interest rate of 6.9% (including the applicable margin). As of December 31, 2006, the Company had borrowed $170,000 under the Facility at a weighted average interest rate of 6.3% (including the applicable margin).
       As a result of the Company’s deteriorating operating performance, the existing Total Debt Coverage Ratio is reducing the amount of the Company’s available borrowings under its loan agreement. The Company anticipates that its Annualized Consolidated Operating Cash Flow will continue to decline through the end of the year. Accordingly, the Company may be forced to reduce its outstanding borrowings. If the Company does not have sufficient liquidity to repay these borrowings and if it is unable to obtain waivers or modifications to its senior loan agreement and Senior Unsecured Note purchase agreements, it may default on one or more of such agreements. The Company and it’s advisors to the Strategic Review Committee of the Board are actively evaluating all of its options to avoid such an occurrence, including but not limited to: (i) amending the existing loan agreements to modify their covenants; (ii) reducing the Company’s outstanding debt balance through the generation of free cash flow and/or through raising equity, (iii) refinancing the Company’s existing debt or (iv) obtaining the necessary waivers from the holders or each outstanding debt security. While the Company believes it will be able to avoid a default, it cannot provide any assurance that it will not violate a covenant in the next twelve months, the occurrence of which could result in all its debt becoming immediately due and payable.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 11 – Related Party Transactions:
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
       In addition to the Management Agreement, the Company also enters into other transactions with CBS Radio in the normal course of business. These transactions, as well as the terms of the warrants described above, are more fully described in the Company’s Annual Report on Form 10-K .
       The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Representation Agreement	$6,989	$7,150	$13,740	$13,641
Programming and Affiliations	10,034	13,198	22,227	28,096
Management Agreement (excluding warrant amortization)	861	826	1,690	1,614
Warrant Amortization	2,427	2,427	4,854	4,854

	$20,311	$23,601	$42,511	$48,205

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
       The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP (“POP”), which is described in Note 7 – “Investments.” The Company earns revenue from the sale to third parties of advertising time on POP’s in-store network, for which it pays POP a fee based on the level of sales attained. The Company earned the following revenue and incurred the following expenses, related to such sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$1,013	$829	$2,164	$1,314
POP fees	673	542	1,404	862

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 12– Shareholders’ Equity:
       On March 30, 2007, the Company paid a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock. In May 2007, the Board of Directors elected to discontinue the payment of a dividend. Further declarations of dividends, if any, will be at the discretion of the Company’s Board of Directors.
NOTE 13 – Recent Accounting Pronouncements:
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
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
On November 9, 2006, the Company announced that its Board of Directors has established a Strategic Review Committee comprised of independent directors to evaluate means by which Westwood may be able to enhance shareholder value. The Committee’s principal task at this time is to seek to modify and extend the Company’s various agreements with CBS Radio and its affiliates, including the Company’s Management Agreement and programming and distribution arrangements with CBS Radio, which are scheduled to expire on March 31, 2009. On April 12, 2007, the Committee announced that the Company and CBS Radio entered into a non-binding letter of intent for the modification and extension of the aforementioned agreements through 2017. Consummation of this transaction will require successful negotiation and execution of definitive documentation, approval by the Company’s Board of Directors and a majority vote of the Common and Class B shareholders voting together (not including the shares owned by CBS Radio or its affiliates.) There can be no assurance that this process will result in any modification or extension to these agreements, however the Company is optimistic that an agreement will be reached in August 2007 and submitted to a vote of its shareholders in the fourth quarter after filing a definitive proxy statement with the SEC.
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
The principal critical components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement, corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters.
We consider the Company’s operating cost structure to be predominantly fixed in nature, and as a result, the Company needs at least several months lead-time to make significant modifications to its cost structure to react to what it believes are more than temporary increases or decreases in advertiser demand. This factor is important in predicting the Company’s performance in periods when advertiser revenues are increasing or decreasing. In periods where advertiser revenues are increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenues, operating income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce the Company’s operating cost structure. Furthermore, if the Company perceives a decline in revenue to be temporary, it may choose not to reduce its fixed costs, or may even increase its fixed costs, so as to not limit its future growth potential when the advertising marketplace rebounds. The Company carefully considers matters such as credit and commercial inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances where the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where the Company functions as an agent or sales representative, the Company’s effective commission is presented within revenues with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements should be considered when evaluating operating margin and/or increases and decreases in operating expenses.
Results of Operations
Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
Revenues
       Revenues presented by type of commercial advertisements are as follows for the three month periods ending June 30:

	Three Months Ended
	June 30,
	2007		2006
	$	% of total	$	% of total
Local/Regional	$63,943	58%	$72,566	54%
National	47,202	42%	61,970	46%

Total (1)	$111,145	100%	$134,536	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenue generated on a local/regional versus national basis. Our objective is to optimize total revenue from those advertisers.
       Revenue for the second quarter of 2007 decreased $23,391 or 17.4%, to $111,145 compared with $134,536 in the second quarter of 2006. During the second quarter of 2007, revenue aggregated from the sale of local/regional airtime decreased approximately 11.9%, or approximately $8,623, and national-based revenues decreased approximately $14,768 or 23.8% compared with the second quarter of 2006.
       The decrease in local/regional revenue was a result of decreased demand for our :10 second commercial airtime and increased competition relative to the comparable period of the prior year. The reduced demand was experienced in virtually all markets and all advertiser categories.
       The decline in our aggregated national-based revenue was primarily a result of lower demand for our products in the marketplace and lower audience levels resulting from planned reductions in affiliate compensation, partially offset by revenue generated from new program launches.
Operating Costs
       Operating costs for the three month periods ended June 30 were as follows:

	Three Months Ended
	June 30,
	2007		2006
	$	% of total	$	% of total
Programming, production and distribution expenses	$64,576	77%	$73,346	75%
Selling expenses	8,126	10%	12,076	12%
Stock-based compensation	1,553	2%	1,650	2%
Other operating expenses	9,497	11%	10,811	11%

	$83,752	100%	$97,883	100%

       Operating costs decreased approximately $14,131, or 14.4%, to $83,752 in the second quarter of 2007 from $97,883 in the second quarter of 2006. The decrease was principally attributable to lower payroll and related benefit costs (approximately $5,900), reduced programming and production costs (approximately $5,000), and lower distribution costs (approximately $1,700). In addition, the Company has curtailed certain discretionary expenses.

Depreciation and Amortization
       Depreciation and amortization was $4,917 in the second quarter of 2007 and $5,063 in the second quarter of 2006, effectively constant for the comparable periods presented.
Corporate General and Administrative Expenses
       Corporate general and administrative expenses decreased $99 or 2.7%, to $3,576 in the second quarter of 2007 from $3,675 in the second quarter of 2006. Exclusive of stock-based compensation expense of $1,263 and $1,462 in the second quarter of 2007 and 2006, respectively, corporate general and administrative expenses increased by $100.
Operating Income
       Operating income decreased $10,099 to $16,618 in the second quarter of 2007 from $26,717 in the second quarter of 2006. The 2007 decrease was principally attributable to a larger reduction in revenues in the second quarter of 2007 compared to the second quarter of 2006, relative to the reduction in operating expenses for the comparable periods.
Interest Expense
       Interest expense decreased 10% in the second quarter of 2007 to $5,852 from $6,504 in the second quarter of 2006. The decrease was principally attributable to lower average borrowings under our credit facility in the second quarter of 2007 compared to the second quarter of 2006, partially offset by higher interest rates.
Provision for Income Taxes
       Income tax expense in the second quarter of 2007 was $4,019 as compared with $8,169 in the second quarter of 2006. The Company’s effective income tax rate was approximately 36.8% in the second quarter of 2007 compared with 40.2% in the second quarter of 2006. The decrease was due to the impact of a change in New York State tax law on the Company’s deferred tax balance.
Net Income
       Net income in the second quarter of 2007 was $6,897 compared with net income of 12,170 in the second quarter of 2006, a decrease of $5,273. Net income per basic share and net income per diluted share, were $0.08 in the second quarter of 2007. Net income per basic share and net income per diluted share were $0.14 in the same period of the prior year.
Earnings Per Share
       Weighted average shares outstanding used to compute basic and diluted earnings per share increased approximately 0.2% to 86,094 and 0.3% to 86,540, respectively, in the second quarter of 2007 compared with 85,954 and 86,255 in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006
Revenues
Revenues presented by type of commercial advertisements are as follows for the six month periods ending June 30:

	Six Months Ended June 30,
	2007		2006
	$	% of total	$	% of total
Local/Regional	$117,366	52%	$130,505	50%
National	107,817	48%	129,058	50%

Total (1)	$225,183	100%	$259,563	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
       Revenue for the first six months of 2007 decreased $34,380, or 13.2%, to $225,183 compared with $259,563 in the first six months of 2006. During the first six months of 2007, revenues aggregated from the sale of local/regional airtime decreased approximately $13,139, or 10.1%, and national-based revenue decreased approximately $21,241, or 16.5%, compared with the first six months of 2006.
       The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime and increased competition relative to the comparable period of the prior year. The reduced demand was experienced in virtually all markets and all advertiser categories.
       The decline in our national-based revenue was primarily a result of non-recurring revenue derived from our exclusive broadcast of the 2006 Winter Olympic games from Torino, Italy (approximately $5,700), and overall reduced demand for our products in the marketplace, and lower audience levels, partially offset by revenue generated from new program launches.
       We expect revenue in the last half of 2007 to be lower than comparable 2006 amounts.
Operating Costs
       Operating costs for the six months ended June 30 in each of 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007		2006
	$	% of total	$	% of total
Programming, production and distribution expenses	$141,454	78%	$161,345	76%
Selling expenses	18,107	10%	26,648	12%
Stock-based compensation	2,929	2%	3,413	2%
Other operating expenses	18,777	10%	21,542	10%

	$181,267	100%	$212,948	100%

       Operating costs decreased approximately $31,681, or 14.9%, to $181,267 in the first six months of 2007 from $212,948 in the first six months of 2006. The decrease was principally attributable to lower payroll and related benefit costs (approximately $12,500), reduced programming and production costs (approximately $9,800), lower distribution costs (approximately $3,400), and reduced stock-based compensation charges. In addition, the Company has curtailed certain discretionary expenses.

       The Company anticipates operating costs will increase in the last half of 2007 compared with the last half of 2006 as a result of higher programming and production expenses related to contractual increases and new programs.
Depreciation and Amortization
       Depreciation and amortization was $9,948 in the first six months of 2007 and $10,185 in the first six months of 2006, effectively constant for the comparable periods presented.
       We expect depreciation and amortization expense for the last half of 2007 will approximate the 2006 last half expense.
Corporate General and Administrative Expenses
       Corporate general and administrative expenses decreased $1,004, or 11.9%, to $7,451 in the first six months of 2007 from of $8,455 in the first six months of 2006. Exclusive of stock-based compensation expense of $2,642 and $3,084 in the first six months of 2007 and 2006, respectively, corporate general and administrative expenses decreased by $562. The decrease was principally attributable to reduced governance and business development expenses in the second half of 2007 as compared to the second half of 2006.
       We expect corporate general and administrative expenses will increase in the last half of 2007, compared with the last half of 2006.
Operating Income
       Operating income decreased $2,697, or 10.1%, to $23,880 in the first six months of 2007 from $26,577 in the first six months of 2006. The 2007 decrease was principally attributable to a larger reduction in revenue in the first six months of 2007 compared to the first six months of 2006, relative to a reduction in operating expenses for the comparable periods.
       We expect operating income for the remainder of 2007 to be below 2006 levels as a result of the anticipated decline in revenue and increase in operating expenses in the last half of 2007.
Interest Expense
       Interest expense decreased 4.3% in the first six months of 2007 to $11,949 from $12,492 in the first six months of 2006. The decrease was principally attributable to lower average borrowings under our credit facility. In the first six months of 2007, partially offset by an increase in interest rates. Our weighted average interest rate was 6.9% compared to 5.5% in the first six months of 2006.
       We anticipate interest expense for the last half of 2007 to be comparable to the amount reported in the same period of 2006.
Provision for Income Taxes
       Income tax expense in the first six months of 2007 was $4,469 as compared with an expense of $5,677 in the first six months of 2006. The Company’s effective income tax rate was approximately 37% in the first six months of 2007 compared with 39.6% in the first six months of 2006. The decrease was due to the impact of a change in New York State tax law on the Company’s deferred tax balance.
       We expect our full year effective tax rate to be between 39% and 40%.

Net Income
       Net income in the first six months of 2007 was $7,612 compared with net income of $8,643 in the first six months of 2006, a decrease of $1,031, or 11.9%. Net income per basic and diluted share, were $0.09 in the first six months of 2007, compared with $0.10 in the same period of the prior year.
Earnings Per Share
       Weighted average shares outstanding used to compute basic and diluted earnings per share decreased approximately 2% to 86,084 and 1% to 86,408 respectively, in the first six months of 2007 compared with 87,528 and 87,560 in the first six months of 2006.
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
       At June 30, 2007, the Company’s principal sources of liquidity were its cash and cash equivalents of $4,830 and available borrowings under its credit facility which is further described below.
       For the six month period ended June 30, 2007 net cash provided by operating activities decreased $42,477 to a net use of cash from operating activities of $2,562 compared with net cash provided by operating activities in the same period of 2006 of $39,915. The decrease in cash provided by operating activities is principally related to slower collections of accounts receivable and a reduction in accounts payable and accrued expenses.
       At June 30, 2007, the Company has an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which shall be automatically reduced to $125,000 effective September 28, 2007 (referred to herein as the “Facility”), both of which mature in 2009. As of June 30, 2007, the Company had available borrowings of $77,693 under its Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s total debt ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. The Company also has issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes. The Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios.
       On October 31, 2006 the Company amended its existing senior loan agreement with a syndicate of banks, to change among other things its allowable Total Debt Coverage Ratio to 4.0 times its Annualized Consolidated Operating Cash Flow until March 31, 2008 and 3.5 times thereafter. As a result of the Company’s deteriorating operating performance, the existing Total Debt Coverage Ratio is reducing the amount of the Company’s available borrowings under its loan agreement. The Company anticipates that its Annualized Consolidated Operating Cash Flow will continue to decline through the end of the year. Accordingly, the Company may be forced to reduce its outstanding borrowings. If the Company does not have sufficient liquidity to repay these borrowings and if it is unable to obtain waivers or modifications to its senior loan agreement and Senior Unsecured Note purchase agreements, it may default on one or more of such agreements. The Company and Advisors to the Strategic Review Committee of the Board are actively evaluating options to avoid such an occurrence, including but not limited to any assurance that it will not violate a covenant in the next twelve months, the occurrence of which could result in all its debt becoming immediately due and payable.

       In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a stock repurchase program in 1999. Most recently, on April 29, 2004, the Company’s Board of Directors authorized an additional $300 million for such stock repurchase program, which gave the Company, as of April 29, 2004, authorization to repurchase up to $402,023 of its Common stock. The Company did not purchase any shares of the Company’s Common stock under its stock repurchase program during the six months ended June 30, 2007 and does not plan to be repurchasing stock in the foreseeable future due to its deteriorating financial performance. At the end of June 2007, the Company had authorization to repurchase up to an additional $290,490 of its Common stock.
       On March 6, 2007, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding Common stock and $0.016 per share of issued and outstanding Class B stock payable on March 30, 2007 to all record holders as of March 20, 2007. Dividend payments totaling $1,663 were made in the first six months of 2007. In May 2007, the Board of Directors elected to discontinue the payment of a dividend and evaluate its reinvestment opportunities and resources while the Company continues the process of negotiating and documenting the modification and extension of its various agreements with CBS Radio. The Company does not plan to declare dividends for the foreseeable future.
       The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
       If the assumptions underlying our current expectations regarding future revenue and operating expenses change, or if unexpected opportunities arise or strategic priorities change, we may need to raise additional cash by future modifications to our existing debt instruments or seek to obtain replacement financing. The Company’s ability to obtain, if needed, amendments to its existing financing or replacement financing may be impacted by the timing of the Company’s ability, if at all, to extend its programming and distribution arrangements with CBS Radio beyond March 31, 2009.
Critical Accounting Policies and Estimates
       During the first half of 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.
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
       A wide range of factors could materially affect future developments and performance including the following:
•	As a result of deterioration in the Company’s operating performance, the Company amended its senior loan agreement in October 2006 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including the total debt ratio covenant which was amended to 4.00 to 1 through March 31, 2008 and 3.5 to 1, thereafter. Further changes in the Company’s operating performance may cause the Company to seek further amendments to the covenants under the senior loan agreement or to seek to replace the senior loan agreement, which matures on February 28, 2009. The Company’s ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance the existing senior loan agreement, may be adversely impacted by the timing of the Company’s ability, if at all, to extend its relationship with CBS Radio beyond the March 31, 2009 expiration of the Management Agreement and related agreements. A continued deterioration in operating results could also result in the Company violating one or more financial covenants on its Senior Unsecured Notes, thereby resulting in all such notes becoming immediately due and payable. If the Company defaulting on one or more of its loan agreements, the Company might be required to unwind its current interest rate swap agreements.

•	The Company is party to a Management Agreement, a Representation Agreement and other related programming agreements and arrangements with CBS Radio, which expire on March 31, 2009. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of the radio stations owned and operated by CBS Radio which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. While the Company is currently involved in discussions with CBS Radio regarding the modification and/or extension of such agreements and arrangements, there can be no assurance the Company and CBS Radio will be able to agree on extensions or modifications to such agreements on similar economic terms. If the Company is unable to secure agreements with CBS Radio beyond March 31, 2009, the Company’s operations and financial condition could be materially affected.

•	Under the terms of the Management Agreement, CBS Radio manages the business and operations of the Company, including by providing individuals to serve as the CEO and CFO of the Company (CBS Radio employs the CEO and reimburses to the Company the cash compensation of the CFO, who is employed directly by the Company). CBS Radio receives a management fee for its management services. The Management Agreement also includes certain non-competition provisions in favor the Company and a right of first refusal on syndication opportunities to the Company where CBS Radio determines, in its sole discretion, to syndicate programming. An executive of CBS Radio serves on the Company’s Board of Directors, and CBS Radio owns approximately 18.4% of the Company’s Common stock. In addition, CBS Radio competes with the Company in advertising sales and most of the radio stations owned and operated by CBS Radio have affiliation agreements with the Company. The foregoing could create, or appear to create, potential conflicts of interest for CBS Radio in its decisions regarding the day-to-day operation of its business and in providing its management services to the Company under the Management Agreement.

The foregoing could materially adversely impact the Company’s future business, financial condition and operating performance.

•	While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. In addition, the Company operates the CBS Radio Network and syndicates and/or distributes several other programs from CBS and its affiliates. In 2006, the Company experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline include: (1) the cancellation of, and loss of syndication opportunities associated with, key national programming; (2) the sale of CBS radio stations as described in more detail below and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to the Company under affiliation agreements. At the same time, other than for reductions in compensation paid to CBS Radio to reflect reduced commercial inventory levels the economic arrangement between the Company and CBS Radio has remained substantially fixed pursuant to the terms of many of the existing agreements between the Company and CBS Radio. At this time, it is unclear whether such decline is permanent. To the extent the decline is permanent or new economic terms to its agreements with CBS Radio and its affiliates cannot be negotiated, the Company’s operating performance could be materially adversely impacted by this decline in audience and commercial inventory.

•	In connection with its agreements with CBS Radio dating back to 1994, the Company has benefited from the historical practice of long-term distribution relationships for its programming, including pursuant to affiliation agreements with most of CBS’s owned and operated radio stations, many of which operate on a month-to-month basis or contain 90-day termination provisions which historically have not been exercised by the CBS radio stations. During 2006, CBS Radio reached agreements to sell 39 radio stations in ten of its smaller markets; to date, the sale of 24 of those stations have been completed. To the extent CBS Radio continues to sell and/or restructure its portfolio of radio assets and these existing distribution arrangements are terminated and/or not continued on a long-term basis by the new owners of the former CBS radio stations, as was the case with certain of the radio stations sold by CBS in 2006, there is a greater likelihood that the Company will not be able to continue to benefit from the long-term distribution relationship it has with CBS Radio on substantially similar economic terms and conditions or at all. If a significant number of additional radio stations or radio stations in key markets affiliated with the Company are sold by CBS Radio, and the new owners of such stations terminate and/or do not continue the affiliation agreements with the Company on a long-term basis, or if the Company cannot enter into new affiliation agreements with other radio stations in such markets on similar terms and conditions, the Company’s operating performance would be materially and adversely impacted.

•	The Company and CBS Radio are presently seeking to resolve a dispute as to whether the manner of sale of certain short duration commercial inventory conducted by or on behalf of radio stations owned by CBS Radio is permitted under the terms of existing agreements between the parties, including the non-competition provisions of the Management Agreement. If this dispute cannot be resolved, the Company’s relationship with CBS Radio could be adversely affected, which could, in turn, have a material and adverse impact on the Company.

•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:
–	economic conditions, both generally and relative to the broadcasting industry;

–	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

–	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

–	new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the announced proposed merger between XM Satellite Radio and Sirius Satellite Radio;

–	lower than anticipated market acceptance of new or existing products;

–	technological changes and innovations;

–	fluctuations in programming costs;

–	shifts in population and other demographics;

–	changes in labor conditions; and

–	changes in governmental regulations and policies and actions of federal and state regulatory bodies.

There can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenue.
•	The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions in 2006 by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) recently modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to the Company. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers.

•	Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company’s access to, or increase the cost of, external financing for its operations and investments.
       The Company, in connection with its annual impairment test, recorded an impairment of goodwill of $515,916 in the fourth quarter of 2006. Goodwill represents the residual value remaining after ascribing estimated fair values to a reporting unit’s tangible and intangible assets and liabilities. In order to estimate the fair values of assets and liabilities the Company is required to make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various event scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. If actual future conditions or events differ from the Company’s estimates, an additional impairment charge may be necessary to further reduce the carrying value of goodwill, which charge could be material to the Company’s operations. The Company believes it is possible it may have a further impairment of goodwill in the future as further discussed in the Company’s Annual Report on Form 10-K.
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
       With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of June 30, 2007, the Company had $170,000 outstanding under the Facility.
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
       In addition, there were no changes in our internal control over financial reporting during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York (the “Court”), against the Company and certain of its current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to former directors and executives of the Company. Plaintiff seeks judgment against the individual defendants in favor of the Company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain former directors and executives of the Company who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, the Company filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to the Company’s motion to dismiss. On May 14, 2007, the Company filed its reply in furtherance of its motion to dismiss Plaintiff’s amended complaint. On August 3, 2007, the Court granted such motion to dismiss and denied Plaintiff’s request for leave to replead and file a further amended complaint.
Item 1A. Risk Factors
       A restated description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
       During the quarter ended June 30, 2007 the Company did not purchase any of its Common stock under its existing stock purchase program which was publicly announced on September 23, 1999.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of Shares		Part of Publicly	Purchased Under
	Purchased in	Average Price Paid	Announced Plan or	the Plans or
Period	Period	Per Share	Program	Programs (A)
4/1/07 – 4/30/07	—	N/A	21,001,424	$290,490,000
5/1/07 – 5/31/07	—	N/A	21,001,424	$290,490,000
6/1/07 – 6/30/07	—	N/A	21,001,424	$290,490,000

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.

Items 3. Defaults Upon Senior Securities
       None.
Item 4. Submission of Matters to a Vote of Security Holders
       None.
Item 5. Other Information
       None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.
Item 6. Exhibits
       See Exhibit Index.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By: Name:	/S/ Peter Kosann Peter Kosann
Title:	Chief Executive Officer

By: Name:	/S/ Gary J. Yusko Gary J. Yusko
Title:	Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)

3.2	Bylaws of Company as currently in effect. (2)

4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)

10.1+	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey (4)

10.2+	Employment Agreement, effective as of July 16, 2007, by and between the Company and Gary Yusko. (5)

10.3+	Amendment No. 2, effective July 10, 2007, to the Employment Agreement, entered into by and between the Company and David Hillman, effective as of October 16, 2004, as amended. (5)

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.