Form 10-Q
period 2007-09-30
WESTWOOD ONE INC /DE/
filed 2007-11-01
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at September 30, 2007 (excluding treasury shares):
     Common stock, par value $.01 per share – 87,114,918 shares
     Class B stock, par value $.01 per share – 291,796 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,456	$11,528
Accounts receivable, net of allowance for doubtful accounts of $5,376 (2007) and $4,387 (2006)	108,807	115,505
Warrants, current portion	9,706	9,706
Prepaid and other assets	10,037	12,483

Total Current Assets	142,006	149,222

PROPERTY AND EQUIPMENT, NET	33,623	37,353
GOODWILL	464,114	464,114
INTANGIBLE ASSETS, NET	3,639	4,225
OTHER ASSETS	33,168	41,787

TOTAL ASSETS	$676,550	$696,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,291	$35,425
Amounts payable to related parties	28,928	26,344
Deferred revenue	5,182	8,150
Income taxes payable	3,961	6,149
Accrued expenses and other liabilities	40,371	43,841

Total Current Liabilities	95,733	119,909

LONG-TERM DEBT	355,339	366,860
OTHER LIABILITIES	6,422	7,001

TOTAL LIABILITIES	457,494	493,770

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000 shares; issued and outstanding, 86,141 (2007) and 85,956 (2006)	861	860
Class B stock, $.01 par value: authorized, 3,000 shares; issued and outstanding, 292 (2007 and 2006)	3	3
Additional paid-in capital	289,674	291,851
Unrealized gain on available for sale securities	6,807	4,570
Accumulated deficit	(78,289)	(94,353)

TOTAL SHAREHOLDERS’ EQUITY	219,056	202,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,550	$696,701

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET REVENUE	$108,083	$118,485	$333,067	$377,973

Operating Costs (includes related party expenses of $15,408, $17,117, $51,238 and $58,853, respectively)	79,351	86,232	260,419	299,105

Depreciation and Amortization (includes related party warrant amortization of $2,427, $2,427, $7,281 and $7,281, respectively)	4,791	5,239	14,739	15,424

Corporate General and Administrative Expenses (includes related party expenses of $861, $825, $2,551 and $2,440 respectively)	2,867	3,107	10,318	11,562

Special Charges	1,388	71	4,025	1,469

	88,397	94,649	289,501	327,560

OPERATING INCOME	19,686	23,836	43,566	50,413

Interest Expense	5,790	6,625	17,739	19,117
Other Income	(4)	(154)	(154)	(389)

INCOME BEFORE INCOME TAXES	13,900	17,365	25,981	31,685
INCOME TAXES	5,448	6,881	9,917	12,558

NET INCOME	$8,452	$10,484	$16,064	$19,127

EARNINGS PER SHARE:
COMMON STOCK
BASIC	$0.10	$0.12	$0.19	$0.22

DILUTED	$0.10	$0.12	$0.19	$0.22

CLASS B STOCK
BASIC	$—	$0.08	$0.02	$0.24

DILUTED	$—	$0.08	$0.02	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	86,137	85,954	86,101	86,995

DILUTED	86,481	86,250	86,434	87,015

CLASS B STOCK
BASIC	292	292	292	292

DILUTED	292	292	292	292

DIVIDENDS DECLARED PER SHARE:
COMMON STOCK	$—	$0.10	$0.02	$0.30

CLASS B STOCK	$—	$0.08	$0.02	$0.24

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$16,064	$19,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,738	15,424
Deferred taxes	(5,055)	(4,554)
Non-cash stock compensation	7,808	9,596
Amortization of deferred financing costs	359	250

	33,914	39,843

Changes in assets and liabilities:
Accounts receivable	6,698	26,124
Prepaid and other assets	3,286	2,771
Deferred revenue	(2,968)	(606)
Income taxes payable and prepaid income taxes	(2,188)	(20,287)
Accounts payable and accrued expenses and other liabilities	(20,660)	17,414
Amounts payable to related parties	2,584	(3,109)

Net Cash Provided By Operating Activities	20,666	62,150

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,031)	(5,258)
Repayment of loan receivable	—	2,000
Acquisition of companies and other	—	75

Net Cash Used In Investing Activities	(4,031)	(3,183)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock under equity based compensation plans	—	302
Borrowings under bank and other long-term obligations	30,000	10,000
Debt repayments and payments of capital lease obligations	(43,044)	(30,509)
Dividend payments	(1,663)	(25,910)
Repurchase of common stock	—	(11,044)

Net Cash Used in Financing Activities	(14,707)	(57,161)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,928	1,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,528	10,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,456	$12,205

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 — Basis of Presentation:
     The accompanying Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2006, except for the adoption of FASB Interpretation No. 48 (“FIN 48”). Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).
     In the third quarter of 2007, the Company recorded net adjustments of approximately $1,000 that had the effect of increasing net income for the quarter. These adjustments were primarily comprised of the reversal of expense accruals offset by predominantly billing/revenue adjustments. In the second quarter of 2007, the Company recorded net adjustments of approximately $1,000 that had the effect of reducing net income for that quarter. Accordingly, for the nine month period ended September 30, 2007, the impact of these adjustments is negligible. The Company does not believe these adjustments are material to its Consolidated Financial Statements for the quarter ended September 30, 2007 or to any prior period’s Consolidated Financial Statements. As a result, the Company has not restated any prior period amounts.
NOTE 2 — Reclassifications:
     Certain balances in the prior periods have been reclassified to conform to the current period presentation. In addition, revenue from certain contracts were recorded net of expenses paid to third party partners. The Company has subsequently determined that it should be recording the related revenue and expenses gross in its statement of operations. Accordingly, revenue and operating costs for the three and nine month periods ended September 30, 2006 were increased by $4,222 and $13,776, respectively.
NOTE 3 — Income Taxes:
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued “FIN 48”, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $7,500 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, the Company had $6,900 of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $700 accrued interest and penalties related to uncertain tax positions.

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
     Income tax expense in the third quarter of 2007 was $5,448 as compared with a $6,881 in the third quarter of 2006. The Company’s effective income tax rate was approximately 39.2% in the third quarter of 2007 compared with 39.6% in the third quarter of 2006. The decrease was due to a reduction in the effective tax rate for the year which was the result of a change in the New York State tax law.
NOTE 4 — Equity Based Compensation:
     During the nine months ended September 30, 2007, the Company awarded 873 shares of restricted stock to certain employees. The awards have restriction periods tied solely to employment and principally vest over three years. The cost of restricted stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s restricted stock activity during the nine-month period ended September 30, 2007 follows:

			Weighted
			Average
			Grant Date
	2007	Grant Date	Fair Value
	Shares	Fair Value	Per Share
Restricted Stock:
Unvested at December 31, 2006	326	$4,265	$13.06
Granted during the period (1)	873	4,889	5.60
Vested during the period	(76)	(1,009)	13.28
Forfeited during the period	(139)	(1,199)	8.62

Unvested at September 30, 2007	984	$6,946	$7.06

(1)	Amount includes dividend equivalents on unvested shares.
     In addition, during the nine months ended September 30, 2007, the Company granted 315 options with an aggregate estimated fair value of $813. The options vest over three years and have exercise prices ranging between $5.92 and $6.17.
NOTE 5 — Special Charges:
     The “special charges” line item on the Consolidated Statement of Operations is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Professional and other fees related to new CBS agreements	$1,388	$71	$3,025	$1,469
Severance related obligations related to executive officer changes	—	—	1,000	—

	$1,388	$71	$4,025	$1,469

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 6 — Investments:
     On September 29, 2006, the Company, along with the other limited partners of its investee POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which the Company received $529 on November 13, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, the Company’s limited partnership interest in POP Radio will decrease from 20% to 6%. As of September 30, 2007, Alta has not elected to exercise these warrants.
NOTE 7 — Comprehensive Income:
     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$8,452	$10,484	$16,064	$19,127
Other Comprehensive Income:
Unrealized Gain, net of tax	517	(752)	2,237	4,152

Comprehensive Income	$8,969	$9,732	$18,301	$23,279

NOTE 8 — Earnings Per Share:
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
     The following is a reconciliation of the Company’s earnings, Common shares and Class B shares outstanding for calculating basic and diluted net income per share:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$8,452	$10,484	$16,064	$19,127
Less: distributed earnings to Common shareholders	—	8,624	1,658	25,840
Less: distributed earnings to Class B shareholders	—	23	5	70

Undistributed earnings (loss)	$8,452	$1,837	$14,401	($6,783)

Earnings – Common stock
Basic
Distributed earnings to Common shareholders	$—	$8,624	$1,658	$25,840
Undistributed earnings (loss) allocated to Common shareholders	8,452	1,837	14,401	(6,783)

Total Earnings – Common stock, basic	$8,452	$10,461	$16,059	$19,057

Earnings – Common stock

Diluted
Distributed earnings to Common shareholders	$—	$8,624	$1,658	$25,840
Distributed earnings to Class B shareholders	—	23	5	70
Undistributed earnings (loss) allocated to Common shareholders	8,452	1,837	14,401	(6,783)

Total Earnings (loss) – Common stock, Diluted	$8,452	$10,484	$16,064	$19,127

Weighted average Common shares outstanding, basic	86,137	85,954	86,101	86,995
Share-based compensation shares	52	4	41	20
Warrants	—	—	—	—
Weighted average Class B shares	292	292	292	—

Weighted average Common shares outstanding, diluted	86,481	86,250	86,434	87,015

Earnings per Common share, basic
Distributed earnings, basic	$—	$0.10	$0.02	$0.30
Undistributed earnings (loss) – basic	0.10	0.02	0.17	(0.08)

Total	$0.10	$0.12	$0.19	$0.22

Earnings per Common share, diluted
Distributed earnings, diluted	$—	$0.10	$0.02	$0.30
Undistributed earnings (loss) – diluted	0.10	0.02	0.17	(0.08)

Total	$0.10	$0.12	$0.19	$0.22

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings– Class B stock
Basic
Distributed earnings to Class B shareholders	$—	$23	$5	$70
Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total Earnings – Class B stock, basic	$—	$23	$5	$70

Diluted
Distributed Earnings to Class B shareholders	$—	$23	$5	$70
Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total Earnings– Class B stock, diluted	$—	$23	$5	$70

Weighted average Class B shares outstanding, basic and diluted	292	292	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$—	$0.08	$0.02	$0.24
Undistributed earnings – basic	—	—	—	—

Total	$—	$0.08	$0.02	$0.24

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$0.08	$0.02	$0.24
Undistributed earnings – diluted	—	—	—	—

Total	$—	$0.08	$0.02	$0.24

     Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units, and warrants (see Note 10 – “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the combined exercise price, unamortized fair value, and excess tax benefits per share were greater than the average market price of the Company’s Common stock for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options	4,953	6,363	6,326	7,183
Restricted Stock	970	328	954	328
Restricted Stock Units	220	124	203	112
Warrants	3,000	3,500	3,000	3,500
     The per share exercise price of the options excluded were $5.92 — $38.34 and $9.13 — $38.34 for the three months, and $6.17 — $38.34 and $10.09 – $38.34 for the nine months, ended September 30, 2007 and 2006, respectively. The per share exercise prices of the warrants excluded were $43.11—$67.98 for the three and nine month periods ended September 30, 2007 and 2006, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 9 — Debt:
Long-term debt consists of the following at:

	September 30, 2007	December 31, 2006
Revolving Credit Facility/Term Loan	$157,500	$170,000
4.64% Senior Unsecured Notes due 2009	50,000	50,000
5.26% Senior Unsecured Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(2,161)	(3,140)

	$355,339	$366,860

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
     On October 31, 2006, the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility (collectively the “Facility”). Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. At September 30, 2007, the Company had available borrowings under the Facility of approximately $73,600.
     As of September 30, 2007, the applicable margin was LIBOR plus 1.125%. Additionally, at September 30, 2007, the Company had borrowed $157,500 at a weighted-average interest rate of 6.8% (including the applicable margin). As of December 31, 2006, the Company had borrowed $170,000 under the Facility at a weighted average interest rate of 6.3% (including the applicable margin).
     As a result of the Company’s deteriorating operating performance, the existing Total Debt Coverage Ratio is reducing the amount of the Company’s available borrowings under its loan agreement. The Company anticipates that its Annualized Consolidated Operating Cash Flow will continue to decline through the end of the year. Accordingly, the lower operating performance combined with the scheduled reduction in the Total Debt Coverage Ratio, may require the Company to reduce its outstanding borrowings or obtain waivers or modifications to its Facility to avoid a potential covenant violation in the future. In order to be able to consummate the new CBS agreement, which is discussed further in Note 13, the Company’s senior lenders must waive, or amend, a provision of the senior loan agreement that specifies the termination of the Management Agreement is an event of default or the Company must refinance the senior loan agreement. While discussions are being held with the Company’s lenders, the Company and the advisors to the Strategic Review Committee of the Board are actively evaluating options to refinance the Company’s existing debt and/or to obtain additional equity.
NOTE 10 — Related Party Transactions:
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     In addition to the Management Agreement, the Company also enters into other transactions with CBS Radio in the normal course of business. These transactions, as well as the terms of the warrants described above, are more fully described in the Company’s Annual Report on Form 10-K/A . See also Note 13 – Subsequent Event.
     The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Representation Agreement	$6,590	$6,751	$20,330	$20,392
Programming and Affiliations	8,818	10,366	30,908	38,461
Management Agreement (excluding warrant amortization)	861	825	2,551	2,440
Warrant Amortization	2,427	2,427	7,281	7,281

	$18,696	$20,369	$61,070	$68,574

     Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom Inc. (“Viacom”) because both Viacom and CBS Corporation, of which CBS Radio is a subsidiary, are majority-owned by National Amusements, Inc.
     The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP (“POP”), which is described in Note 6 – “Investments.” The Company earns revenue from the sale to third parties of advertising time on POP’s in-store network, for which it pays POP a fee based on the level of revenue attained. The Company earned the following revenue and incurred the following expenses related to such revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	561	415	2,405	1,532
POP fees	465	316	1,869	1,177
NOTE 11— Shareholders’ Equity:
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
NOTE 12 — Recent Accounting Pronouncements:
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
NOTE 13 — Subsequent Event:
     On October 2, 2007, the Company entered into a binding agreement with CBS Radio documenting a long-term arrangement through March 31, 2017, effective upon the satisfaction of various closing conditions including approval of the Company’s shareholders as described below. On the closing date of the agreement, the Company’s existing Management Agreement and Representation Agreement with CBS Radio will terminate and all of the warrants to acquire shares of Company Common stock held by CBS Radio will be cancelled. As part of the proposed arrangement, CBS Radio has agreed to broadcast the Company’s commercial inventory for the Network and Metro Networks divisions through March 31, 2017 in exchange for certain programming and/or cash compensation. Upon the closing date, certain existing agreements between the parties, such as the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement will be modified and/or amended and extended through March 31, 2017. The parties are also entering into a Mutual General Release and Covenant Not to Sue, pursuant to which each party will release the other from all claims (with certain exceptions described in the release) as of the closing date. The foregoing are effective upon the closing, which among other things, requires the affirmative vote of shareholders owning a majority of the shares of Company Common stock (excluding shares owned by CBS Radio or its affiliates) and Class B stock, represented in person or by proxy at the Company’s annual meeting of shareholders at which this CBS arrangement will be considered by the shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
On November 9, 2006, the Company announced that its Board of Directors established a Strategic Review Committee comprised of independent directors to evaluate means by which the Company might be able to enhance shareholder value. The Committee’s principal task was to modify and extend the Company’s various agreements with CBS Radio and its affiliates, including the Company’s Management Agreement and programming and distribution agreements with CBS Radio. On October 2, 2007, the Company entered into a binding agreement with CBS Radio as described in Note 13 – “Subsequent Event” to the financial statements. As described in such note and elsewhere in this quarterly report, consummation of the transaction described in the binding agreement is subject to various closing conditions, including the approval of the Company’s shareholders and the financing condition described in the section entitled “Liquidity and Capital Resources” below. Accordingly, there can be no assurance that the arrangement with CBS as proposed will be consummated.
The radio broadcasting industry has experienced a significant amount of consolidation in recent years. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. The Company is currently managed by CBS Radio under a Management Agreement that will expire on March 31, 2009 if the proposed CBS arrangement is not approved by the Company’s shareholders. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations, which in the aggregate, provide the Company with a significant portion of the audience that it sells to advertisers. The affiliation agreements will be modified and extended through March 31, 2017 (subject to termination rights described in such agreements) if the proposed CBS arrangement is approved by the Company’s shareholders. The Company’s operating performance could be materially adversely impacted if its agreements with CBS Radio’s owned and operated radio stations terminate.
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
Results of Operations
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
Revenues
     Revenues presented by type of commercial advertisements are as follows for the three month periods ending September 30:

	Three Months Ended September 30,
	2007		2006
	$	% of total	$	% of total
Local/Regional	$57,763	53%	$66,252	56%
National	50,320	47%	52,233	44%

Total (1)	$108,083	100%	$118,485	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenue generated on a local/regional versus national basis. Our objective is to optimize total revenue from those advertisers.
     Revenue for the third quarter of 2007 decreased $10,402, or 8.8%, to $108,083 compared with $118,485 in the third quarter of 2006. During the third quarter of 2007, revenue aggregated from the sale of local/regional airtime decreased $8,489, or 12.8%, and national-based revenues decreased $1,913, or 3.7%, compared with the third quarter of 2006.
     The decrease in local/regional revenue was a result of decreased demand for our :10 second commercial airtime, fewer: 10 second commercial units to sell as a result of closing several second-tier traffic markets, canceling several representation and affiliation agreements and increased competition relative to the comparable period of the prior year. The reduced demand was experienced in virtually all markets and all advertiser categories.
     The decline in our aggregated national-based revenue was primarily a result of lower demand for our products in the marketplace and lower audience levels resulting from planned reductions in affiliate compensation, partially offset by revenue generated from new program launches.
Operating Costs
     Operating costs for the three month periods ended September 30 were as follows:

	Three Months Ended September 30,
	2007		2006
	$	% of total	$	% of total
Programming, production and distribution expenses	$61,052	77%	$66,425	77%
Selling expenses	8,035	10%	9,838	11%
Stock-based compensation	1,555	2%	1,659	2%
Other operating expenses	8,709	11%	8,310	10%

	$79,351	100%	$86,232	100%

     Operating costs decreased $6,881, or 8.0%, to $79,351 in the third quarter of 2007 from $86,232 in the third quarter of 2006. The decrease was principally attributable to lower payroll and related benefit costs including sales commissions (approximately $3,200), reduced programming and production costs (approximately $3,700), and higher distribution costs (approximately $700). In addition, the Company has curtailed certain discretionary expenses.

Depreciation and Amortization
     Depreciation and amortization decreased $448, or 8.6%, to $4,791 in the third quarter of 2007 from $5,239 in the third quarter of 2006. The decrease was principally attributable to a decrease in depreciation and amortization related to the historical acquisition of certain service agreements and assets.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses decreased $240, or 7.7%, to $2,867 in the third quarter of 2007 from $3,107 in the third quarter of 2006. Exclusive of stock-based compensation expense of $681 and $1,440 in the third quarter of 2007 and 2006, respectively, corporate general and administrative expenses increased by $519, or 31.1%. The increase is principally attributable to higher expenses related to personnel and shareholder relations.
Special Charges
     The Company incurred costs aggregating $1,388 and $71 in the third quarter of 2007 and 2006, respectively in connection with the negotiation of a new long-term agreement with CBS Radio.
Operating Income
     Operating income decreased $4,150, or 17.4%, to $19,686 in the third quarter of 2007 from $23,836 in the third quarter of 2006. The 2007 decrease was principally attributable to a larger reduction in revenues in the third quarter of 2007 compared to the third quarter of 2006, relative to the reduction in operating expenses for the comparable periods.
Interest Expense
     Interest expense decreased 12.6% in the third quarter of 2007 to $5,790 from $6,625 in the third quarter of 2006. The decrease was principally attributable to lower average borrowings under our credit facility in the third quarter of 2007 compared to the third quarter of 2006, partially offset by higher interest rates.
Provision for Income Taxes
     Income tax expense in the third quarter of 2007 was $5,448 compared with a $6,881 in the third quarter of 2006. The Company’s effective income tax rate was approximately 39.2% in the third quarter of 2007 compared with 39.6% in the third quarter of 2006. The decrease was due to the impact of a change in New York State tax law.
Net Income
     Net income in the third quarter of 2007 decreased $2,032, or 19.4%, to $8,452 compared with $10,484 in the third quarter of 2006. Net income per basic share and diluted share, were $0.10 in the third quarter of 2007 compared with $0.12 in the same period of the prior year, a decrease of $0.02, or 16.7%.
     Weighted average shares outstanding used to compute basic and diluted earnings per share increased nominally to 86,137 and 86,481, respectively, in the third quarter of 2007 compared with 85,954 and 86,250 in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006
Revenues
     Revenues presented by type of commercial advertisements are as follows for the nine month periods ending September 30:

	Nine Months Ended September 30,
	2007		2006
	$	% of total	$	% of total
Local/Regional	$175,129	53%	$196,757	52%
National	157,938	47%	181,216	48%

Total (1)	$333,067	100%	$377,973	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
     Revenue for the first nine months of 2007 decreased $44,906, or 11.9%, to $333,067 compared with $377,973 in the first nine months of 2006. During the first nine months of 2007, revenues aggregated from the sale of local/regional airtime decreased approximately $21,628, or 11.0%, and national-based revenue decreased approximately $23,278, or 12.8%, compared with the first nine months of 2006.
     The decrease in local/regional revenues was a result of decreased demand for our :10 second commercial airtime, fewer :10 second commercial units to sell as a result of closing several second-tier traffic markets, canceling several representation and affiliation agreements, and increased competition relative to the comparable period of the prior year. The reduced demand was experienced in virtually all markets and all advertiser categories.
     The decline in our national-based revenue was primarily a result of non-recurring revenue derived from our exclusive broadcast of the 2006 Winter Olympic games from Torino, Italy (approximately $5,700), and overall reduced demand for our products in the marketplace, and lower audience levels, partially offset by revenue generated from new program launches.
     We expect full year 2007 revenue to be down low double digits when compared with 2006 revenue.
Operating Costs
     Operating costs for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007		2006
	$	% of total	$	% of total
Programming, production and distribution expenses	$202,307	78%	$227,695	76%
Selling expenses	26,142	10%	36,486	12%
Stock-based compensation	4,484	2%	5,072	2%
Other operating expenses	27,486	10%	29,852	10%

	$260,419	100%	$299,105	100%

     Operating costs decreased $38,686, or 12.9%, to $260,419 in the first nine months of 2007 from $299,105 in the first nine months of 2006. The decrease was principally attributable to lower payroll and related benefit costs, including sales commissions (approximately $15,700), reduced programming and production costs (approximately $15,000), lower distribution costs (approximately $2,800), and reduced stock-based compensation charges. In addition, the Company has curtailed certain discretionary expenses.

     The Company anticipates operating costs will increase in the fourth quarter of 2007 compared with the fourth quarter of 2006 as a result of higher programming and production expenses related to contractual increases and new programs.
Depreciation and Amortization
     Depreciation and amortization decreased $685, or 4.4%, to $14,739 in the first nine months of 2007 compared with $15,424 in the first nine months of 2006, the decrease was principally attributable to a decrease in depreciation and amortization related to the historical acquisition of certain service agreements and assets.
     We expect depreciation and amortization expense for 2007 to be slightly lower than 2006 levels.
Corporate General and Administrative Expenses
     Corporate general and administrative expenses decreased $1,244, or 10.8%, to $10,318 in the first nine months of 2007 from $11,562 in the first nine months of 2006. Exclusive of stock-based compensation expense of $3,323 and $4,524 in the first nine months of 2007 and 2006, respectively, corporate general and administrative expenses decreased by $43.
     We expect corporate general and administrative expenses will increase in the fourth quarter of 2007, compared with the fourth quarter of 2006.
Special Charges
     The Company incurred costs aggregating $4,025 and $1,469 in the nine month periods of 2007 and 2006, respectively, related to the negotiation of a new long-term agreement with CBS Radio and for severance obligations related to executive officer changes.
Operating Income
     Operating income decreased $6,847, or 13.6%, to $43,566 in the first nine months of 2007 from $50,413 in the first nine months of 2006. The 2007 decrease was principally attributable to a larger reduction in revenue in the first nine months of 2007 compared to the first nine months of 2006, relative to a reduction in operating expenses for the comparable periods.
     We expect operating income for the remainder of 2007 to be below 2006 levels as a result of the anticipated decline in revenue and increase in operating expenses.
Interest Expense
     Interest expense decreased $1,378, or 7.2%, in the first nine months of 2007 to $17,739 from $19,117 in the first nine months of 2006. The decrease was principally attributable to lower average borrowings under our credit facility, partially offset by an increase in interest rates. Our weighted average interest rate was 6.2% compared to 5.5% in the first nine months of 2006.
     We anticipate interest expense for the fourth quarter of 2007 to be lower than the amount reported in the same period of 2006.
Provision for Income Taxes
     Income tax expense in the first nine months of 2007 was $9,917 compared with an expense of $12,558 in the first nine months of 2006. The Company’s effective income tax rate was approximately 38.2% in the first nine months of 2007 compared with 39.6% in the first nine months of 2006. The decrease was due to the impact of a change in New York State tax law on the Company’s deferred tax balance.

Net Income
     Net income in the first nine months of 2007 was $16,064 compared with $19,127 in the first nine months of 2006, a decrease of $3,063, or 16.0%. Net income per basic and diluted share was $0.19 in the first nine months of 2007, compared with $0.22 in the same period of the prior year.
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
     At September 30, 2007, the Company’s principal sources of liquidity were its cash and cash equivalents of $13,456 and available borrowings under its credit facility which is further described below.
     For the nine month period ended September 30, 2007 net cash provided by operating activities decreased $41,484 to $20,666 compared with net cash provided by operating activities in the same period of 2006 of $62,150. The decrease in cash provided by operating activities is principally related to slower collections of accounts receivable and a reduction in accounts payable and accrued expenses, partially offset by a reduction in prepaid taxes.
     At September 30, 2007, the Company has an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility (referred to herein as the “Facility”), both of which mature in February 2009. As of September 30, 2007, the Company had available borrowings of approximately $73,600 under its Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s total debt ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. The Company also has issued through a private placement $150,000 of ten year Senior Unsecured Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Unsecured Notes due November 30, 2009 (interest at a fixed rate of 4.64%). In addition, the Company has entered into fixed to floating interest rate swap agreements for 50% of the notional amount of its two Senior Unsecured Notes. The Senior Unsecured Notes contain covenants relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios.
     On October 31, 2006, the Company amended its existing senior loan agreement with a syndicate of banks, to change among other things its allowable Total Debt Coverage Ratio to 4.0 times its Annualized Consolidated Operating Cash Flow until March 31, 2008 and 3.5 times thereafter. As a result of the Company’s deteriorating operating performance, the existing Total Debt Coverage Ratio is reducing the amount of the Company’s available borrowings under its loan agreement. The Company anticipates that its Annualized Consolidated Operating Cash Flow will continue to decline in the next twelve months. As a result, the Company may be forced to reduce its outstanding borrowings or obtain waivers or modifications to its senior loan agreement and Senior Unsecured Note purchase agreements. While the Company does not believe it will violate a covenant in the next twelve months, the scheduled reduction in the Total Debt Coverage ratio in early 2008 to 3.5 times may require the Company to repay debt or potentially violate a covenant. In addition, the Company and the advisors to the Strategic Review Committee of the Board are actively evaluating options to refinance the Company’s existing debt and/or to obtain additional equity.
     On March 6, 2007, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding Common stock and $0.016 per share of issued and outstanding Class B stock payable on March 30, 2007 to all record holders as of March 20, 2007. Dividend payments totaling $1,663 were made in the first nine months of 2007. In May 2007, the Board of Directors elected to discontinue the payment of a dividend and does not plan to declare dividends for the foreseeable future.

     The Company’s business does not require, and is not expected to require, significant cash outlays for capital expenditures.
     If the assumptions underlying our current expectations regarding future revenue and operating expenses change, or if unexpected opportunities arise or strategic priorities change, we may need to raise additional cash by future modifications to our existing debt instruments or seek to obtain replacement financing. In addition, a closing condition to the proposed CBS Radio agreement is that the Company’s Board of Directors reasonably determines that the Company has adequate financing to conduct its business operations in compliance with its legal and financial obligations, including those payments to CBS Radio and its affiliates under the new arrangement. In order to meet such condition, the Company presently believes an amendment or refinancing of its existing bank agreements will be required. While the Company believes it will be able to satisfy this closing condition, no assurances can be made that the Company will be able to satisfy this closing condition on terms acceptable to the Company.
Critical Accounting Policies and Estimates
     During the first nine months of 2007, there were no changes in our policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in our Annual Report on Form 10-K/A for the year ended December 31, 2006, for additional information relating to our use of estimates and other critical accounting policies.
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

     A wide range of factors could materially affect future developments and performance including the following:
•	As a result of deterioration in the Company’s operating performance, the Company amended its senior loan agreement in October 2006 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including the total debt ratio covenant which was amended to 4.00 to 1 through March 31, 2008 and 3.5 to 1, thereafter. Further changes in the Company’s operating performance may cause the Company to seek further amendments to the covenants under the senior loan agreement or to seek to replace the senior loan agreement, which matures on February 28, 2009. The Company’s ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance the existing senior loan agreement, may be adversely impacted by the current tightening of the credit markets as a result of the sub-prime lending crisis. A continued deterioration in operating results could also result in the Company violating one or more financial covenants on its Senior Unsecured Notes, thereby resulting in all such notes becoming immediately due and payable. If the Company defaults on one or more of its loan agreements, the Company might be required to unwind its current interest rate swap agreements.

•	The Company is party to a Management Agreement, a Representation Agreement and other related programming agreements and arrangements with CBS Radio, which expire on March 31, 2009. While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of the radio stations owned and operated by CBS Radio which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. While the Company has reached an agreement with CBS Radio to modify and extend such agreements and arrangements, there can be no assurance the Company’s shareholders will approve such agreement and that other closing conditions (as described elsewhere in this report) will be satisfied. If the affiliation agreements with CBS Radio are not renewed or extended the Company’s operating and financial condition could be materially adversely affected.

•	Under the terms of the Management Agreement, CBS Radio manages the business and operations of the Company, including by providing individuals to serve as the CEO and CFO of the Company (CBS Radio employs the CEO and reimburses to the Company the cash compensation of the CFO, who is employed directly by the Company). CBS Radio receives a management fee for its management services. The Management Agreement also includes certain non-competition provisions in favor the Company and a right of first refusal on syndication opportunities to the Company where CBS Radio determines, in its sole discretion, to syndicate programming. Two employees of CBS Radio serve on the Company’s Board of Directors, and CBS Radio owns approximately 18.4% of the Company’s Common stock. In addition, CBS Radio competes with the Company in advertising sales and most of the radio stations owned and operated by CBS Radio have affiliation agreements with the Company. The foregoing could create, or appear to create, potential conflicts of interest for CBS Radio in its decisions regarding the day-to-day operation of its business and in providing its management services to the Company under the Management Agreement. The foregoing could materially adversely impact the Company’s future business, financial condition and operating performance. While the proposed CBS arrangement contemplates the termination of the Management Agreement and the resignation of the CBS directors from the Company’s Board, there can be no assurance that the arrangement with CBS as proposed will be consummated.

•	While the Company provides programming to all major radio station groups, the Company has affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide the Company with a significant portion of the audience and/or commercial inventory that it sells to advertisers. In addition, the Company operates the CBS Radio Network and syndicates and/or distributes several other programs from CBS and its affiliates. In 2006, the Company experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline include: (1) the cancellation of, and loss of syndication opportunities associated with, key national programming; (2) the sale of CBS radio stations as described in more detail below and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to the Company under affiliation agreements. At the same time, other than for reductions in compensation paid to CBS Radio to reflect reduced commercial inventory levels the economic arrangement between the Company and CBS Radio has remained substantially fixed pursuant to the terms of many of the existing agreements between the Company and CBS Radio. At this time, it is unclear whether such decline is permanent. To the extent the decline is permanent, the Company’s operating performance could be materially adversely impacted by this decline in audience and commercial inventory. While the proposed CBS arrangement includes provisions relating to the assignment of such affiliation agreements upon the sale of radio stations by CBS Radio and adjustable compensation, there can be no assurance that the arrangement with CBS as proposed will be consummated.

•	In connection with its agreements with CBS Radio dating back to 1994, the Company has benefited from the historical practice of long-term distribution relationships for its programming, including pursuant to affiliation agreements with most of CBS’s owned and operated radio stations, many of which operate on a month-to-month basis or contain 90-day termination provisions which historically have not been exercised by the CBS radio stations. During 2006, CBS Radio reached agreements to sell 39 radio stations in ten of its smaller markets; to date, the sale of 24 of those stations have been completed. To the extent CBS Radio continues to sell and/or restructure its portfolio of radio assets and these existing distribution arrangements are terminated and/or not continued on a long-term basis by the new owners of the former CBS radio stations, as was the case with certain of the radio stations sold by CBS in 2006, there is a greater likelihood that the Company will not be able to continue to benefit from the long-term distribution relationship it has with CBS Radio on substantially similar economic terms and conditions or at all. If a significant number of additional radio stations or radio stations in key markets affiliated with the Company are sold by CBS Radio, and the new owners of such stations terminate and/or do not continue the affiliation agreements with the Company on a long-term basis, or if the Company cannot enter into new affiliation agreements with other radio stations in such markets on similar terms and conditions, the Company’s operating performance would be materially and adversely impacted. While the proposed CBS arrangement includes provisions relating to the assignment of such affiliation agreements upon the sale of radio stations by CBS Radio, there can be no assurance that the arrangement with CBS as proposed will be consummated.

•	The Company and CBS Radio have had an ongoing dispute as to whether the manner of sale of certain short duration commercial inventory conducted by or on behalf of radio stations owned by CBS Radio is permitted under the terms of existing agreements between the parties, including the non-competition provisions of the Management Agreement. Such dispute is addressed by the non-competition provision and Mutual General Release and Covenant Not to Sue which is a part of the proposed CBS arrangement; however, there can be no assurance that the arrangement with CBS as proposed will be consummated. If the CBS arrangement is not consummated, and this dispute cannot be resolved, the Company’s relationship with CBS Radio could be adversely affected, which could, in turn, have a material and adverse impact on the Company.

•	The Company competes in a highly competitive business. Its radio programming competes for audiences and advertising revenues directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on the Company’s ability to attract not only advertisers in that region, but national advertisers as well. Future operations are further subject to many factors, which could have an adverse effect upon the Company’s financial performance. These factors include:
–	economic conditions, both generally and relative to the broadcasting industry;

–	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

–	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

–	new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the announced proposed merger between XM Satellite Radio and Sirius Satellite Radio;

–	lower than anticipated market acceptance of new or existing products;

–	technological changes and innovations;

–	fluctuations in programming costs;

–	shifts in population and other demographics;

–	changes in labor conditions; and

–	changes in governmental regulations and policies and actions of federal and state regulatory bodies.
There can be no assurance that the Company will be able to maintain or increase the current audience ratings and advertising revenue.

•	The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions in 2006 by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) recently modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to the Company. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to the Company or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by the Company or, alternatively, they could seek to obtain programming from the Company’s competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect the Company’s ability to negotiate favorable terms with its station affiliates, to attract audiences and to attract advertisers.

•	Changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede the Company’s access to, or increase the cost of, external financing for its operations and investments.
The Company, in connection with its annual impairment test, recorded an impairment of goodwill of $515,916 in the fourth quarter of 2006. Goodwill represents the residual value remaining after ascribing estimated fair values to a reporting unit’s tangible and intangible assets and liabilities. In order to estimate the fair values of assets and liabilities the Company is required to make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various event scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. If actual future conditions or events differ from the Company’s estimates, an additional impairment charge may be necessary to further reduce the carrying value of goodwill, which charge could be material to the Company’s operations. Given the Company’s deteriorating operating performance, the Company believes it is possible it may have a further impairment of goodwill in the future as further discussed in the Company’s 2006 Annual Report on Form 10-K/A.
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
     With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of September 30, 2007, the Company had $157,500 outstanding under the Facility.
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
   In addition, there were no changes in our internal control over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against the Company and certain of its current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to former directors and executives of the Company. Plaintiff seeks judgment against the individual defendants in favor of the Company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain former directors and executives of the Company who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, the Company filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to the Company’s motion to dismiss. On May 14, 2007, the Company filed its reply in furtherance of its motion to dismiss Plaintiff’s amended complaint. The parties are currently awaiting the Court’s decision on the Company’s motion to dismiss. On August 3, 2007, the Court granted such motion to dismiss and denied Plaintiff’s request for leave to replead and file a further amended complaint. On September 20, 2007, Plaintiff appealed the Court’s dismissal of its complaint and moved for “renewal” under CPLR 2221(e). Oral argument on Plaintiff’s motion for renewal occurred on October 31, 2007.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s  Annual Report on Form 10-K/A and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three and nine month periods ended September 30, 2007, the Company did not purchase any of its Common stock under its existing stock purchase program which was publicly announced on September 23, 1999.
Items 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.

Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)

3.2	Bylaws of Company as currently in effect. (2)

4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)

10.1+	Employment Agreement, effective as of July 16, 2007, by and between the Company and Gary Yusko. (4)

10.2+	Amendment No. 2, effective July 10, 2007, to the Employment Agreement, entered into by and between the Company and David Hillman, effective as of October 16, 2004, as amended. (4)

10.3	Master Agreement, dated as of October 2, 2007, by and between the Company and CBS Radio Inc. (5)

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Peter Kosann
Name: Peter Kosann
Title: Chief Executive Officer

By:	/S/ Gary J. Yusko
Name: Gary J. Yusko
Title: Chief Financial Officer

Date: November 1, 2007