Form 10-K
period 2007-12-31
WESTWOOD ONE INC /DE/
filed 2008-03-14
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                   Accelerated filer ☑                  Non-accelerated filer ☐             Smaller reporting company ☐
                                               (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common stock held by non-affiliates of the registrant was approximately $507.7 million based on the last reported sales price of the registrant’s Common stock on June 29, 2007 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2008, 87,118,088 shares (excluding treasury shares) of Common stock, par value $0.01 per share, were outstanding and 291,722 shares of Class B Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant’s 2007 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc.
General
We supply radio and television stations with information services and programming. We are one of the largest domestic outsource provider of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.
We derive substantially all of our revenue from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. We obtain the commercial airtime we sell to advertisers from radio and television affiliates, or other distribution partners, in exchange for the programming or information services it provides to them. We often supplement the commercial airtime we receive from programming and information services by providing affiliates with compensation to obtain additional commercial airtime. That commercial airtime is sold to local/regional advertisers (typically :10 second commercial airtime) and to national advertisers (typically :30 or :60 second commercial airtime). By purchasing commercial airtime from us, advertisers are able to have their commercial messages broadcast on radio and television stations throughout the United States, reaching demographically defined listening audiences.
We provide local traffic and information broadcast reports in over 95 of the top 100 Metro Survey Area markets (referred to herein as “MSA markets”) in the United States. We also offer radio stations traditional news services, including CBS Radio news and CNN Radio news, in addition to weekday and weekend news and entertainment features and programs. These programs include: major sporting events, including the National Football League, NCAA football and basketball games, the National Hockey League, the Masters and the Olympics, live personality intensive talk shows, live concert broadcasts, countdown shows, music and interview programs and exclusive satellite simulcasts with cable networks.
We continue to develop alternative revenue streams generally by leveraging our existing resources and creating new distribution channels for our extensive content. We provide programming to satellite radio services, services to complimentary distribution channels, data for digital map and automotive navigation systems, and for distribution into all electronic mediums.
Until recently, we were managed for fourteen years by CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation (“Infinity”)), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between CBS Radio (then Infinity) and us which was scheduled to expire on March 31, 2009 (the “Management Agreement”). On October 2, 2007, we entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. The closing under such agreement occurred on March 3, 2008 and on such date, the Management Agreement and CBS Representation Agreement terminated. As part of the new arrangement, CBS Radio agreed to broadcast our commercial inventory for our Network and Traffic and Information divisions through March 31, 2017 in exchange for certain programming and/or cash compensation. In addition, certain existing agreements between CBS Radio and us, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated through March 31, 2017.
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
A radio station has two principal ways of effectively competing for revenue. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news products, such as those supplied by us, not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and advertising revenue.
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
In addition to targeting and reaching defined audiences, our products provide creative marketing opportunities, including endorsements by trusted personalities, product integration, association with high quality and desirable blue chip programming and on-location sponsorship opportunities at cost effective rates.
Business Strategy/Services
Our business strategy is to provide for the programming needs of radio stations by supplying to radio stations programs and services that individual stations may not be able to produce on their own on a cost effective basis. We offer radio stations traffic and news information, as well as a wide selection of regularly scheduled and special event syndicated programming. The information and programs are produced by us and, therefore, the stations typically have virtually no production costs. With respect to our programs, each program is offered for broadcast by us exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace. In addition, except for news programming, our programs contain available commercial airtime that the stations may sell to local advertisers. We typically distribute promotional announcements to the stations and occasionally places advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.
We expanded our product offerings in 1996 to include providing local traffic, news, sports and weather programming to radio stations and other media outlets in selected cities across the United States. This expansion gave our advertisers the ability to easily supplement their national purchases with local and regional purchases from us. It also allowed us to develop relationships with local and regional advertisers.

We enter into affiliation arrangements with radio stations which require the affiliate to provide us with a specific number of commercial positions which it aggregates by similar day and time periods and resells to its advertisers. Some affiliation agreements also require a station to broadcast our programs and to use a portion of the program’s commercial slots to air national advertisements and any related promotional spots.
Affiliation arrangements specify the number of times and the approximate daypart each program and advertisement may be broadcast. We require that each station complete and promptly return to us an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements generally run for a period of at least one year and are automatically renewable for subsequent periods. We have agreements with over 5,000 radio stations, many of which have more than one arrangement.
We have personnel responsible for station sales and marketing its programs to radio stations. Our staff develops and maintains close, professional relationships with radio station personnel to provide them with quick programming assistance.
Local Traffic and Information Programming
Through our Traffic and Information Division, we provide traffic reports and local news, weather and sports information programming to radio and television affiliates.
We gather traffic and other data utilizing our information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. We also gather information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into our computer systems by our local writers and producers. This permits us to easily re-sell the information to third parties for distribution through the internet, wireless devices or personal digital assistants (“PDAs”) and various other distribution channels. Our professional announcers read the customized reports on the air. Our information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster’s style, etc.) are customized to meet each individual affiliate’s requirements. We typically work closely with the program directors, news directors and general managers of our affiliates to ensure that our services meet the affiliates’ goals and standards. We and the affiliates jointly select the on-air talent to ensure that each on-air talent’s style is appropriate for the station’s format. Our on-air talent often becomes integral “personalities” on such affiliate stations as a result of their significant on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional on-air talent on multiple affiliate stations within a particular market.
We believe that our extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed us to provide high quality programming, enabling us to retain and expand our affiliate base. In the aggregate, we utilize approximately: 77 helicopters and fixed-wing aircraft; 20 mobile units; 30 airborne camera systems; 182 fixed-position proprietary cameras; 65 broadcast studios and approximately 1,500 broadcasters and producers. We also maintain a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, our operation centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables our on-air talent to deliver reports to our affiliates. The infrastructure and resources dedicated to a specific market by us are determined by the size of the market, the number of affiliates we serve in the market and the type of services being provided. We believe our long-standing and continued investment in incident data and traffic gathering infrastructure differentiates us from our competitors.
We generally do not require our affiliates to identify us as the supplier of our information reports. This provides our affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by us as if the affiliate had generated the reports with its own resources.

As a result of our extensive network of operations and talent, we regularly report breaking and important news stories and provide our affiliates with live coverage of these stories. We are able to customize and personalize our reports of breaking stories using our individual affiliates’ call letters from the scene of news events as we did when providing live airborne coverage of the September 11th terrorist attack on the World Trade Center and Hurricane Katrina. By using our news helicopters, we feed live video to television affiliates around the country. Moreover, by leveraging our infrastructure, the same reporters provide live customized airborne reports for our radio affiliates via our Metro Source service, which is described below. We believe that we are the only radio network news organization that has local studio operations that cover in excess of 90 markets and that is able to provide customized reports to these markets.
Metro Source, an information service available to subscribing affiliates, is an information system and digital audio workstation that allows our news affiliates to receive via satellite and view, write, edit and report the latest news, features and show preparation material. With this product, we provide continuously updated and breaking news, weather, sports, business and entertainment information to our affiliate stations which have subscribed to the service. Information and content for Metro Source is primarily generated from our staff of news bureau chiefs, state correspondents and professional news writers and reporters.
Local, regional and national news and information stories are fed to our national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to our internal Metro Source workstations located in each of our operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source.
Television Programming Services
We supply Television Traffic Services (“MetroTV Services”) to over 190 television stations. Similar to our radio programming services, we supply our MetroTV Services customized information reports which are generally delivered on air by our reporters to our television station affiliates. In addition, we supply customized graphics and other visual programming elements to our television station affiliates.
We utilize live studio cameras in order to enable our traffic reporters to provide our Video News Services on television from our local broadcast studios. In addition, we provide Video News Services from our aircraft and fixed-position based camera systems. The Video News Services include: (i) live video coverage from strategically located fixed-position camera systems; (ii) live video news feeds from our aircraft; and (iii) full-service, 24 hours per day/7 days per week video coverage from our camera crews using broadcast quality camera equipment and news vehicles.
SmartRoute Systems
SmartRoute (“SRS”), whose operating assets were acquired by us in 2000, develops non-broadcast traffic information. SRS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. We are currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. SRS revenue is not presently a significant source of revenue to us.
Through SRS, we collect, organize and distribute a database of advanced traveler information to automobiles, homes and offices through various electronic media and telecommunications. We deliver our information under the SRS brand name. In addition, we have participated in a number of Federal and State funded Intelligent Transportation System projects, including various operational 511 Interactive Voice Response (“IVR”), advanced web sites, and combined advanced traveler and transit information systems for Massachusetts, Florida, North Carolina, Virginia, Missouri and New Jersey Departments of Transportation. SRS also operates Traffic Management Centers for Jacksonville, Florida; Massachusetts; South East Florida; and New Jersey Departments of Transportation.
We have been working with a variety of private companies to deploy commercial products and services involving traveler information. These relationships allow for the provision of information on a personalized basis through numerous delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, and in-vehicle navigation and information systems. In particular, we have been aggressively working to expand our “Real-Traffic” product line primarily by adding real-time traffic information on the internet.

National Radio Programming
We produce and distribute regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.
We control most aspects of the production of our programs, and accordingly, are able to customize our programs to respond to current and/or changing listening preferences. We produce regularly scheduled short-form programs (typically five minutes or less) and long-form programs (typically 60 minutes or longer). Typically, the short-form programs are produced at our in-house facilities located in Culver City, California, and New York, New York. The long-form programs include shows produced primarily at our in-house production facilities and recordings of live concert performances and sports events made on location.
We also produce and distribute special event syndicated programs. In 2007, we produced and distributed numerous special event programs, including exclusive radio broadcasts of The GRAMMY Awards, the Academy of Country Music Awards, MTV Music Awards and the BET Awards, among others.
We obtain most of the programming for our concert series by recording live concert performances of prominent recording artists. The agreements with these artists often provide the exclusive right to broadcast the concerts worldwide over the radio (whether live or pre-recorded) for a specified period of time. We may also obtain interviews with the recording artist and retain a copy of the recording of the concert and the interview for use in our radio programs and as additions to our extensive tape library. The agreements provide the artist with master recordings of their concerts and nationwide exposure on affiliated radio stations. In certain of these cases, the artists may receive compensation.
Our syndicated programs are primarily produced at our in-house production facilities. We determine the content and style of a program based on the target audience we wish to reach. We assign a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because we control the production process, we can refine the programs’ content to respond to the needs of our affiliated stations and national advertisers. In addition, we can tailor program content in response to current and anticipated audience demand.
We believe that our tape library is a valuable resource for use in future programming and revenue generating capabilities. The library contains previously broadcast programs, thousands of live concert performances; over 16,000 artist interviews; daily news programs; sports and entertainment features; Capitol Hill hearings and other special events. New programs can be created and developed at a low cost by excerpting material from the library.
Advertising Sales and Marketing
We package our radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because we generally sell our commercial airtime on a network basis rather than station-by-station, we do not compete for advertising dollars with individual local radio station affiliates. We believe that this is a key factor in maintaining our affiliate relationships. We package our television commercial airtime on a local, regional and national network basis. We have developed a separate sales force to sell our television commercial airtime and to optimize the efforts of our national internal structure of sales representatives. Our advertising sales force is comprised of approximately 130 sales representatives and sales managers, who are part of a larger sales workforce.
In most of the markets in which the Traffic and Information Division conducts operations, we maintain an advertising sales office as part of our operations center. Our advertising sales force is able to sell available commercial airtime in any and all of our markets in addition to selling such airtime in each local market, which we believe affords our sales representatives an advantage over certain competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from our local sales representative in the city in which the airline is headquartered.

Our typical radio advertisement for traffic and information programming consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because we have numerous radio station affiliates in each of our markets (averaging approximately 25 affiliates per market in our top 50 markets), we believe that our traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. We combine our commercial airtime into multiple “sponsorship” packages which we sell as an information sponsorship package to advertisers throughout our networks on a local, regional or national basis, primarily during morning and afternoon drive periods.
We believe that the positioning of advertisements within or adjacent to our information reports appeals to advertisers because the advertisers’ messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by us demonstrate that because our customized information reports are related to topics of significant interest to listeners, listeners often seek out our information reports. Since advertisers’ messages are embedded in our information reports, such messages have a high degree of impact on listeners and generally will not be “pre-empted” (i.e., moved by the radio station to another time slot). Most of our advertisements are read live by our on-air talent, providing our advertisers with the added benefit of an implied endorsement for their product.
Our Network Division provides national advertisers with a cost-effective way to communicate their commercial messages to large listening audiences nationwide through purchases of commercial airtime in our national radio networks and programs. An advertiser can obtain both frequency (number of exposures to the target audience) and reach (size of listening audience) by purchasing advertising time from us. By purchasing time in networks or programs directed to different formats, advertisers can be assured of obtaining high market penetration and visibility as their commercial messages will be broadcast on several stations in the same market at the same time. On occasion, we support our national sponsors with promotional announcements and advertisements in trade and consumer publications. This support promotes the upcoming broadcasts of our programs and is designed to increase the advertisers’ target listening audience.
In most cases, we provide our MetroTV Services to television stations in exchange for thirty-second commercial airtime that we package and sell on a national basis. The amount and placement of the commercial airtime that we receive from television stations varies by market and the type of service provided by us. As we have provided enhanced television video services, we have been able to acquire more valuable commercial airtime. We believe that it offers advertisers significant benefits because, unlike traditional television networks, we often deliver more than one station in major markets and advertisers may select specific markets.
We have established a morning TV news network for our advertisers’ commercials to air during local news programming and local news breaks in most dayparts. Because we have affiliated a large number of network television stations in major markets, our morning news network delivers a significant national household rating in an efficient and compelling local news environment. As we continue to expand our service offerings for local television affiliates, we plan to create additional news networks to leverage our television news gathering infrastructure.
Competition
In the MSA markets in which we operate, we compete for advertising revenue with local print and other forms of communications media, including magazines, local radio, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising. Although we are significantly larger than the next largest provider of traffic and local information services, there are several multi-market operations providing local radio and television programming services in various markets. Furthermore, in recent history, the radio industry has experienced a significant increase in the number of shorter-duration commercial inventory. Also, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio, ABC and Citadel and other station owners to gather information on their own.

In marketing our programs to national advertisers, we directly compete with other radio networks as well as with independent radio syndication producers and distributors. As a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for local, regional and network radio advertising expenditures. In addition, we compete for advertising revenue with network television, cable television, print and other forms of communications media. We believe that the quality of our programming and the strength of our station relations and advertising sales forces enable us to compete effectively with other forms of communication media. We market our programs to radio stations, including affiliates of other radio networks that we believe will have the largest and most desirable listening audience for each of our programs. We often have different programs airing on a number of stations in the same geographic market at the same time. We believe that in comparison with any other independent radio syndication producer and distributor or radio network we have a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, we both produce and distribute programs, thereby enabling us to respond more effectively to the demands of advertisers and radio stations.
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
Government Regulation
Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). As a producer and distributor of radio programs and information services, we are generally not subject to regulation by the FCC. The Traffic and Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.
Employees
On December 31, 2007, we had approximately 2,000 employees, including 672 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 570 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are satisfactory.
Available Information
We are a Delaware corporation, having re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our internet website at www.westwoodone.com, from us in print upon request or from the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we file these reports with the SEC. Additionally, any reports or information that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You may also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.
Cautionary Statement regarding Forward-Looking Statements
This annual report on Form 10-K, including “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Item 1A. Risk Factors
An investment in our Common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations and the value of our Common stock.
Risks Related to Our Business
Our Operating Income has declined since 2002. We may not be able to reverse this trend.
Since 2002, our Operating Income has declined from approximately $166 million to $63 million, with the most significant decline, $144 million to $63 million, occurring in the past two years (exclusive of goodwill impairment charges). In addition, our 2006 results were adversely affected by a $516 million goodwill impairment charge. We cannot provide any assurances that we will be able to reverse this trend of declining Operating Income or that we will not have future impairment or other charges that adversely affect Operating Income. Even if we are initially successful in reversing the downward trend, we may not be able to sustain the improvement on a quarterly or annual basis. Our failure to reverse the downward trend in Operating Income will negatively affect the market price of our Common stock, our ability to access capital markets and could result in a violation of a loan covenant.
Our business may not grow in the future.
Since 2004, our revenue has declined from $562 million to $451 million. This decrease in revenue has been attributable to a decline in audience and commercial inventory on both a local/regional and a national basis, a substantial reduction in sales persons and an increase in competition. Our strategy to grow revenue is dependent on, among other things, our ability to reverse the declines in audience we have experienced, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, will require an infusion of capital, which as discussed below is presently limited and could be further constrained in the future. Our ability to implement this strategy will also depend on a number of other factors, many of which are outside our control, including the general economy, the perception by advertisers and clients that we offer an effective way of reaching their targeted demographic group, and our ability to attract and retain qualified employees and management. We cannot predict at this time to what degree, if any, we will be able to implement our growth strategy successfully.
We may not be able to obtain future capital on terms favorable to us, which could have negative consequences on our business.
As a result of the deterioration in our operating performance, we amended our senior loan agreement in October 2006 and again in January and February 2008 with a syndicate of banks, increasing the total debt ratio covenant from 3.50 to 1 (effective after March 31, 2008) to 4.00 to 1. Further declines in our operating performance may cause us to seek further amendments to the covenants under our existing senior loan agreement and the Senior Notes or to seek to replace the senior loan agreement, which matures on February 28, 2009, and/or our Senior Notes, in their entirety. Our ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance our existing debt may be impacted by factors outside our control. Additionally any refinancing of our Senior Notes will likely require the payment to our note holders of an amount greater than the principal amount of the Senior Notes due to a make-whole requirement in the Note Purchase Agreement. The amount of such make- whole payment will continue to increase if interest rates continue to decline, and conversely will decrease as interest rates rise.

While we recently announced the execution of a purchase agreement with Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC, where they agreed to purchase between $50.0-$75.0 million of 7.5% Series A Convertible Preferred Stock and warrants, the issuance of such preferred stock and warrants is subject to approval by our shareholders. While certain officers and directors executed a voting agreement agreeing to vote in favor of such transaction, holders of a majority of Company Common stock must approve the transaction. If our shareholders do not approve the issues of the preferred stock and warrants, we may be required to obtain additional capital on terms that may be less favorable than the Gores preferred stock/warrants transaction. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our shareholders. If adequate funds are not available, we may be required to delay the implementation or reduce the scope of our growth strategy, which could adversely affect our business. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services or programs. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Also, if we are unable to refinance or repay our debt at maturity, it could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.
Our revenue and income could further decline as a result of general and industry-specific economic trends, and declines in consumer spending.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. Advertising expenditures and consumer spending tend to decline during recessionary periods, and may also decline at other times. Prolonged weakness in the economy may cause our customers to reduce or cancel orders of airtime. This also may lead to price pressures. Accordingly, our revenue and operating margins could further decline during a general economic downturn.
Our audience and revenue may decline as a result of programming changes made by our affiliated stations.
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and/or commercial inventory that we sell to advertisers. In addition, we are the exclusive provider of the CBS News product and have purchased several other pieces of programming from CBS and its affiliates. Since 2006 we have experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline included: (1) the cancellation of key national programming and the loss of CBS’ Howard Stern; (2) the sale of CBS radio stations; and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to us under affiliation agreements. At this time, it is unclear whether this decline is permanent. To the extent the decline is permanent, our operating performance would be materially adversely impacted.
Competition may adversely affect our business and cause our stock price to decline.
We compete in a highly competitive business. Our radio programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well. In addition to those described above, future operations are further subject to many factors, which could have an adverse effect upon our financial performance. These factors include:
•	advertiser spending patterns, including the notion that orders are being placed in close proximity to air, limiting visibility of demand;

•	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

•
new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the proposed merger between XM Satellite Radio and Sirius Satellite Radio;

•	lower than anticipated market acceptance of new or existing products;

•	technological changes and innovations;

•	fluctuations in programming costs;

•	shifts in population and other demographics;

•	changes in labor conditions; and

•	changes in governmental regulations and policies and actions of federal and state regulatory bodies.
Although we believe that our radio programming will be able to compete effectively and will continue to attract audiences and advertisers, there can be no assurance that we will be able to maintain or increase the current audience ratings and advertising revenue.
Continued consolidation in the radio broadcast industry could adversely affect our operating results.
The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, to attract audiences and to attract advertisers, which could adversely affect our operating results. In addition, changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede our access to, or increase the cost of, external financing for our operations and investments.
We may be required to recognize further impairment charges.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. Significant and unanticipated differences to our forecasted operational results and cash flows could require a provision for impairment that could substantially affect our reported earnings in a period of such change. In addition since we operate in one segment, further declines in our stock price may also result in a future impairment charge.
Risks Relating to Our Common stock
Our stock price has been volatile, is likely to continue to be volatile, and could continue to decline.
The price of our Common stock has been, and is likely to continue to be, volatile. In addition, the stock market in general, and companies in the broadcasting space, have experienced extreme price and volume fluctuations that have been disproportionate to the operating performance of these companies. Broad market and industry factors may continue to negatively affect the market price of our Common stock, regardless of our actual operating performance.
Our stock price may also continue to fluctuate significantly as a result of other factors, some or all of which are beyond our control, including:
•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	success or failure in our operating and growth strategies; and

•	realization of any of the risks described in these risk factors.

The foregoing list of factors that may affect future performance and the accuracy of forward-looking statements included in the factors above are illustrative, but by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 1B. Unresolved Staff Comments
This item is not applicable.
Item 2. Properties
We own three buildings in Culver City, California: (1) a 10,000 square-foot building which contains administrative, sales and marketing; (2) a 10,000 square-foot building which contains our two traffic and news reporting divisions, Metro Networks and Shadow Broadcast Services; and (3) a 6,500 square-foot building which contains our production facilities. In addition, we lease operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 300,000 square feet in the aggregate, pursuant to the terms of various lease agreements.
We believe that our facilities are adequate for our current level of operations.
Item 3. Legal Proceedings
On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against us and certain of our current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to our former directors and executives. Plaintiff seeks judgment against the individual defendants in favor of us for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain of our former directors and executives who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, we filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to our motion to dismiss. On May 14, 2007, we filed our reply in furtherance of its motion to dismiss Plaintiff’s amended complaint. On August 3, 2007, the Court granted such motion to dismiss and denied Plaintiff’s request for leave to replead and file a further amended complaint. On September 20, 2007, Plaintiff appealed the Court’s dismissal of its complaint and moved for “renewal” under CPLR 2221(e). Oral argument on Plaintiff’s motion for renewal occurred on October 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
(In thousands, except per share amounts)
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
On January 31, 2008, there were approximately 300 holders of record of our Common stock, several of which represent “street accounts” of securities brokers. Based upon the number of proxies requested by brokers in conjunction with our annual meeting of shareholders held on February 12, 2008, we estimate that the total number of beneficial holders of our Common stock exceeds 9,500.
Since December 15, 1998, our Common stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. The following table sets forth the range of high and low last sales prices on the NYSE for the Common stock for the calendar quarters indicated.

2007	High	Low
First Quarter	$7.24	$6.15
Second Quarter	8.16	6.48
Third Quarter	7.17	2.32
Fourth Quarter	3.00	1.83

2006	High	Low
First Quarter	$16.58	$10.85
Second Quarter	11.00	7.43
Third Quarter	7.94	6.44
Fourth Quarter	8.40	6.50
The last sales price for our Common stock on the NYSE on January 31, 2008 was $1.58.
On February 2, 2006, April 18, 2006 and August 7, 2006, the Board of Directors declared cash dividends of $.10 per share for each issued and outstanding share of Common stock and $.08 per share for each issued and outstanding share of Class B stock. On November 7, 2006 and March 6, 2007, the Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock.
The payment of dividends is prohibited by the terms of our credit facility, as amended in 2008, and accordingly, we do not plan on paying dividends for the foreseeable future.
There is no established public trading market for our Class B Stock. However, the Class B Stock is convertible to Common stock on a share-for-share basis. On January 31, 2008, there were two holders of record of our Class B Stock.

Equity Compensation Plan Information
The following table contains information as of December 31, 2007 regarding our equity compensation plans as well as regarding warrants issued to CBS Radio under the Management Agreement:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be		equity compensation
	issued upon exercise of	Weighted average exercise	plans excluding
	outstanding options,	price of outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	Column (a)
	(a)	(b)	(c)
	(in thousands)
Equity compensation plans approved by security holders
Options (1)	3,888	$21.86	(2)
Warrants (3)	3,000	51.67	N/A
Restricted Stock Units	230	N/A	(2)
Restricted Stock	950	N/A	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	8,068

(1)
Options included herein were granted or are available for grant as part of our 1989 and 1999 stock option plans and/or 2005 plan that were approved by our shareholders. The Compensation Committee of the Board of Directors approves periodic option grants to executive officers and other employees based on their contributions to our operations. Among other things, the 2005 Equity Compensation Plan (the “2005 Plan”) provides for the granting of restricted stock and restricted stock units (“RSUs”). A maximum of 9,200 shares of our Common stock is authorized for the issuance of awards under the 2005 Plan. Pursuant to the 2005 Plan beginning on May 19, 2005, the date of our 2005 annual meeting of shareholders, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each of our annual meeting of shareholders. In 2007, the Company did not hold an annual meeting of shareholders. Accordingly, the Company’s directors received their annual award of RSUs equal to $100 in value in July 2007, instead of February 12, 2008 when the 2007 annual meeting of shareholders was held. Any newly appointed outside director will receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to our Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our Common stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with us. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of our Common stock. For a more complete description of the provisions of the 2005 Plan, refer to our proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.

(2)
A maximum of 9,200 shares of Common stock is authorized for issuance of equity compensation awards under the 2005 Plan. Options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock, and related dividend equivalents being deducted at the rate of three shares for every one share granted. At December 31, 2007, there were approximately 3,998 authorized shares remaining available for future issuance under the 2005 Plan and 4,382 shares remaining available for future issuance under the 1999 Plan.

(3)
Warrants included herein were granted to CBS Radio in conjunction with the Management Agreement, and were approved by our shareholders on May 29, 2002. Of the seven warrants issued to CBS Radio, two warrants to purchase an aggregate of 2,000 shares of Common stock had an exercise price of $43.11 and $48.36, respectively, and were to become exercisable: (A) if the average price of our Common stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon our termination of the Management Agreement under certain circumstances as described in the terms of such warrants. Of the remaining five warrants to purchase an aggregate of 2,500 shares of Common stock, the exercise price for each of the five warrants was equal to $38.87, $44.70, $51.40, $59.11, and $67.98, respectively. The five warrants had a term of 10 years (only if they became exercisable) and became exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively. However, in order for the warrants to become exercisable, the average price of our Common stock for each of the 15 trading days prior to January 2 of such year (commencing on January 2, 2005 with respect to the first 500 warrant tranche and each January 2 thereafter for each of the remaining four warrants) had to be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87, $44.70, $51.40 and $59.11 warrants, our average stock price for the 15 trading days prior to January 2 of the respective year did not equal or exceed the required prices, and accordingly, they did not become exercisable. All warrants outstanding as of the closing date of the Master Agreement were cancelled.

The performance graph below compares the performance of our Common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the last five calendar years. The graph assumes that $100 was invested in our Common stock and each index on December 31, 2002.
The following tables set forth the closing price of our Common stock at the end of each of the last five years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Westwood One, Inc., The Dow Jones US Index
And The Dow Jones US Media Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

CUMULATIVE TOTAL RETURN	2003	2004	2005	2006	2007

Westwood One, Inc.	91.57	72.08	44.32	19.90	5.63
Dow Jones US Total Market Index	130.75	146.45	155.72	179.96	190.77
Dow Jones US Media Industry Index	131.32	133.52	118.20	149.46	130.63
Westwood One Closing Stock Price	$34.21	$26.93	$16.30	$7.06	$1.99

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
			Part of Publicly	Under the Plans or
	Number of Shares	Average Price Paid	Announced Plans or	Programs
Period	Purchased in Period	Per Share	Programs	(A) (B)
10/1/07 – 10/31/07	0	n/a	21,001	$290,490
11/1/07 – 11/30/07	0	n/a	21,001	$290,490
12/1/07 – 12/31/07	0	n/a	21,001	$290,490

(A)
Represents remaining authorization from the additional $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2005. Our existing stock purchase program was publicly announced on September 23, 1999.

(B)	Our Board of Directors has suspended all future stock repurchases under the aforementioned plans for the foreseeable future.
On January 3, 2008, 2 shares of Company common stock were withheld from the vested portion of a 2006 equity compensation award to Peter Kosann our then Chief Executive Officer, in order to satisfy taxes payable by Mr. Kosann in connection with the 10 shares of such award that vested on January 3, 2008. On such date, the closing stock price of our common stock was $1.94 per share.
Item 6. Selected Financial Data

(In thousands except per share data)	2007	2006	2005 (1)	2004(1)	2003 (1)
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenue	$451,384	$512,085	$557,830	$562,246	$539,226

Operating and Corporate Costs, Excluding Depreciation and Amortization, Goodwill Impairment and Special Changes	363,611	409,814	393,026	392,693	371,206

Goodwill Impairment	—	515,916	—	—	—

Depreciation and Amortization	19,840	20,756	20,826	18,429	11,513

Special Changes	4,626	1,579	—	—	—

Operating (Loss) Income	63,307	(435,980)	143,978	151,124	156,507

Net (Loss) Income	$24,368	$(469,453)	$77,886	$86,955	$91,983

(Loss) Income Per Basic Share
Common stock	$0.28	$(5.46)	$0.86	$0.90	$0.91

(In thousands except per share data)	2007	2006	2005 (1)	2004(1)	2003 (1)
Class B stock	$0.02	$0.26	$0.24	$—	$—
(Loss) Income Per Diluted Share
Common stock	$0.28	$(5.46)	$0.85	$0.88	$0.86
Class B stock	$0.02	$0.26	$0.24	$—	$—

Dividends Declared
Common stock	$0.02	$0.32	$0.30	$—	$—
Class B stock	$0.02	$0.26	$0.24	$—	$—
BALANCE SHEET DATA AT DECEMBER 31:
Current Assets	$138,154	$149,222	$172,245	$174,346	$165,495
Working Capital	47,294	29,313	72,094	93,005	86,484
Total Assets	669,757	696,701	1,239,646	1,262,495	1,280,737
Long-Term Debt	345,244	366,860	427,514	359,439	300,366
Total Shareholders’ Equity	227,631	202,931	704,029	800,709	859,704

(1)
Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”) utilizing the modified retrospective transition alternative. Accordingly, results for years prior to 2006 have been restated to reflect stock based compensation expense in accordance with SFAS 123R.

(2)
No cash dividend was paid on our Common stock or Class B stock during 2003 and 2004. In 2005, our Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of April 29, 2005, August 3, 2005 and November 2, 2005. In 2006, our Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of Common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of February 2, 2006, April 18, 2006 and August 7, 2006. Our Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of Common stock and $0.016 per share for every issued and outstanding share of Class B stock on November 7, 2006. Our Board of Directors declared cash dividends of $0.02 per share for every issued and outstanding share of Common Stock and $0.016 per share for every issued and outstanding share of Class B stock on March 6, 2007. The payment of dividends is prohibited by the terms of our credit facility, as amended in 2008, and accordingly, we do not plan on paying dividends for the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
Westwood One is a provider of analog and digital content, including news, sports, weather, traffic, video news services and other information to the radio, TV and on-line industries. We are one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
In November 2006, we announced that our Board of Directors established a Strategic Review Committee comprised of independent directors to evaluate means by which we might be able to enhance shareholder value. The Committee’s principal task was to modify and extend our various agreements with CBS Radio and its affiliates, including the Management Agreement and programming and distribution agreements with CBS Radio. On October 2, 2007, we entered into a definitive agreement with CBS Radio (the Master Agreement) documenting a long-term arrangement through March 31, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, certain CBS Radio stations will broadcast our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. As part of the new arrangement, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and extended through March 31, 2017. The new arrangement became effective on March 3, 2008.
The new arrangement with CBS Radio is particularly important to us, as in recent years, the radio broadcasting industry has experienced a significant amount of consolidation. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. While we provide programming to all major radio station groups, our extended affiliation agreements with most of CBS Radio’s owned and operated radio stations provides us with a significant portion of the audience that we sell to advertisers.
We derive substantially all of our revenue from the sale of :10 second, :30 second and :60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find the most effective method is to purchase shorter duration :10 second advertisements, which are principally correlated to traffic and information related programming and content. Our advertisers who target national audiences generally find the most cost effective method is to purchase longer :30 or :60 second advertisements, which are principally correlated to news, talk, sports and music and entertainment related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Our goal is to maximize the yield of our available commercial airtime to optimize revenue.
In managing our business, we develop programming and exploit our commercial airtime by concurrently taking into consideration the demands of our advertisers on both a market specific and national basis, the demands of the owners and management of our radio station affiliates, and the demands of our programming partners and talent. Our continued success and prospects for growth are dependent upon our ability to manage these factors in a cost effective manner and to adapt our information and entertainment programming to different distribution platforms. Our results may also be impacted by overall economic conditions, trends in demand for radio related advertising, competition, and risks inherent in our customer base, including customer attrition and our ability to generate new business opportunities to offset any attrition.

There are a variety of factors that influence our revenue on a periodic basis including but not limited to: (i) economic conditions and the relative strength or weakness in the United States economy; (ii) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (iii) advertiser demand on a local/regional or national basis for radio related advertising products; (iv) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base; (v) increases or decreases in the size of our advertiser sales force; and (vi) competitive and alternative programs and advertising mediums, including, but not limited to, radio.
Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that we closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three-month period. We take the following factors, among others, into account when pricing commercial airtime: (i) the dollar value, length and breadth of the order; (ii) the desired reach and audience demographic; (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels as part of planned cost reductions and lower clearance and audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to reductions in our local/regional sales force, combined with an increase in the amount of :10 second inventory being sold by radio stations.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements and severance associated with senior management changes (i.e. our CEO and CFO).
We consider our operating cost structure to be predominately fixed in nature, and as a result, we believe we need several months lead time to make significant modification to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This point is important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. Furthermore, if we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, you should consider the relative mix of such arrangements when evaluating operating margin and/or increases and decreases in operating expenses.
When CBS Radio discontinued Howard Stern’s radio program, the audience delivered by the stations that used to broadcast the program declined significantly. Some of our affiliation agreements with CBS Radio did not allow us to reduce the compensation those stations were paid as a result of delivering a lower audience. Additionally, certain CBS Radio stations broadcast fewer commercials than in prior periods. These items contributed to a significant decline in our national audience delivery to advertisers. Our new arrangement with CBS (which became effective on March 3, 2008), mitigates both of these circumstances going forward by adjusting affiliate compensation up and/or down as a result of changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to clear substantially all of our commercial inventory in accordance with their contract terms and with significant penalties for not complying with the contractual terms of our arrangement. We believe that CBS Radio will take the necessary steps to stabilize and increase the audience reached by its stations. It should be noted however, as CBS takes steps to increase its compliance with our affiliation agreements, our operating costs will increase before we will be able to increase prices for the larger audience we will deliver, which may result in a short-term decline in our operating income.

Results of Operations and Financial Condition
Revenue
Revenue presented by type of commercial advertisement is as follows for the years ending December 31:

	2007		2006		2005
	$	% of Total	$	% of Total	$	% of Total
Local/Regional	$232,446	51%	$265,768	52%	$300,560	54%
National	218,938	49%	246,317	48%	257,270	46%

Total (1)	$451,384	100%	$512,085	100%	$557,830	100%

(1)
As described above, we currently aggregate revenue data based on the type of commercial airtime sold. You should consider that a number of advertisers purchase both local/regional and national commercial airtime when evaluating the relative revenue generated on a local/regional versus national basis. Our objective is to optimize total revenue from those advertisers.

Revenue for the year ended December 31, 2007 (“2007”) decreased $60,701, or 11.9%, to $451,384 from $512,085 for the year ended December 31, 2006 (“2006”), and decreased $45,745, or 8.2%, from $557,830 for the year ended December 31, 2005 (“2005”). The decreases were principally attributable to lower audience levels, a reduction in our sales force and increased competition.
Local/Regional revenue in 2007 decreased $33,322, or 12.5%, to $232,446 from $265,768 in 2006, and decreased $34,792, or 11.6%, in 2006 from $300,560 in 2005. The 2007 decrease was principally attributable to a 15% reduction in our sales force from 2006, a reduction in :10 second inventory units to sell as a result of the closure of several second-tier traffic markets in mid to late 2006 and canceling several representation and affiliation agreements (representing an approximately 18% decrease in inventory units from June 30, 2006 to December 31, 2007), and increased :10 second inventory being sold by radio stations. The decrease in 2006 was principally attributable to reduced demand for our :10 second commercial airtime, increased competition, and a 23% reduction in our sales force. The reduced demand was experienced in virtually all markets and all advertiser categories.
National revenue in 2007 decreased $27,379, or 11.1%, to $218,938 from $246,317 in 2006, and decreased $10,953, or 4.3%, in 2006 from $257,270 in 2005. The decrease in 2007 national revenue was principally attributable to an approximate 23% reduction in our quarterly gross impressions from RADAR rated network inventory (news programming inventory) resulting from our affiliates experiencing audience declines, lower clearance levels by certain CBS Radio stations and planned reductions in affiliate compensation, the cancellation of certain programs (approximately $5,500), and the non-recurrence of revenue attributable to the 2006 Winter Olympic games (approximately $5,700), partially offset by revenue generated from new program launches (approximately $6,000). Excluding the effect of the non-recurrence of revenue attributable to the 2006 Winter Olympics, national revenue would have declined approximately 8.9%. The decrease in 2006 was primarily a result of decreases in revenue attributable to news, talk and music programming, partially offset by non-recurring revenue attributable to the broadcast of the 2006 Winter Olympic games and higher revenue from sports programs (approximately $6,900). Excluding the effect of the revenue from the 2006 Winter Olympics, national revenue in 2006 would have decreased approximately 6.6%.
We expect our revenue for the year ending December 31, 2008 (“2008”) to increase compared with 2007, primarily as a result of launching new programs, making select investments to increase our RADAR audiences, investing in a new distribution system that will allow us to split advertiser commercial copy, and the hiring of additional sales persons and management personnel.

Expenses
Operating costs
Operating costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007		2006		2005
	$	% of total	$	% of total	$	% of total
Programming, production and distribution expenses	$274,645	78%	$301,562	76%	$279,364	73%
Selling expenses	34,237	10%	46,814	12%	52,089	14%
Stock-based compensation	5,386	2%	6,345	2%	6,721	2%
Other operating expenses	36,172	10%	40,475	10%	40,824	11%

	$350,440	100%	$395.196	100%	$378,998	100%

Operating costs in 2007 decreased $44,756, or 11.3%, to $350,440 from $395,196 in 2006, and increased $16,198, or 4.3%, in 2006 from $378,998 in 2005. Programming, production and distribution expenses in 2007 decreased $26,917 or 8.9% to $274,645 from $301,562 in 2006 and increased $22,198 or 7.9% in 2006 from $279,364 in 2005. The 2007 decrease is principally attributable to the cancellation of certain programming contracts (approximately $15,000), the non-recurrence of costs associated with the 2006 Winter Olympics and lower payroll and rent costs associated with closing certain traffic information gathering markets (approximately $9,000). The 2006 increase in programming, production and distribution expenses are principally attributable to increases in existing and new program offerings, and as a result of costs associated with the 2006 Winter Olympics.
Selling expenses in 2007 decreased $12,577 or 26.9%, to $34,237 from $46,814 in 2006 and decreased $5,275, or 10.1%, in 2006 from $52,089 in 2005. The 2007 decrease was principally attributable to a reduction in sales staff and commissions ($7,800) and in bad debt expense approximately ($2,200). The 2006 decrease was principally attributable to a reduction in sales staff and commissions.
Other operating expenses in 2007 decreased $4,303, or 10.6%, to $36,172 from $40,475 in 2006 and decreased $349, or 0.9%, in 2006 from $40,824 in 2005. The 2007 decrease was principally attributable to reduction in personnel costs.
We currently anticipate that operating costs will increase in 2008 compared with 2007 due to increased clearance levels by CBS Radio as part of the new arrangement that became effective March 3, 2008, additional investments in new program offerings, increasing RADAR audience levels, hiring additional sales and management personnel, and increases in personnel compensation.
Depreciation and Amortization
Depreciation and amortization in 2007 decreased $916, or 4.4%, to $19,840 from $20,756 in 2006, and decreased nominally in 2006 from $20,826 in 2005. The 2007 decrease is principally attributable to certain assets becoming fully depreciated.
We anticipate that depreciation and amortization will decrease in 2008 compared with 2007, principally as a result of canceling the warrants issued to CBS Radio as part of the Management Agreement.
Goodwill Impairment
In connection with our annual goodwill impairment testing for 2007, we determined our goodwill was not impaired at December 31, 2007. The conclusion that our fair value was greater than our carrying value at December 31, 2007 was based upon management’s best estimates including a valuation study that was prepared by an independent firm specializing in valuation services using our operational forecasts. The fair value was calculated on a consistently applied weighted average basis using a discounted cash flow model and the quoted market price of our Common stock. While the analysis at December 31, 2007, on a weighted average basis indicates no impairment, the value based solely on the quoted market price of our Common stock, without consideration of a control premium, was less than our carrying value. While not an element of our valuation approach, we believe that application of a control premium to our quoted market stock value would further support the absence of an impairment. If actual results differ from our operational forecasts, or if the discount rate used in our calculation increases, or if our stock price continues to decline, an impairment may be required to be recorded in the future.

In connection with our annual goodwill impairment testing for 2006, based on a similar approach as applied in 2007, we determined our goodwill was impaired and recorded a non-cash charge of $515,916. The goodwill impairment, the majority of which was not deductible for income tax purposes, was primarily due to our declining operating performance and the reduced valuation multiples in the radio industry.
Corporate General and Administrative Expenses
Corporate general and administrative expenses in 2007 decreased $1,447, or 9.9%, to $13,171 from $14,618 in 2006, and increased $590, or 4.2%, in 2006 from $14,028 in 2005. Exclusive of stock-based compensation expense of $4,220, $5,924, and $4,965 in 2007, 2006, and 2005, respectively, corporate general and administrative expenses in 2007 increased $257, or 3%, to $8,951 from $8,694 in 2006, and decreased $369, or 4.1%, in 2006 from $9,063 in 2005. The 2007 increase was principally attributable to increased personnel costs, partially offset by lower corporate governance costs. The 2006 decrease was primarily attributable to lower personnel costs slightly offset by higher compensation to CBS Radio.
We anticipate that corporate general and administrative expenses in 2008 will increase as a result of planned staffing increases.
Special Charges
We incurred costs aggregating $4,626 and $1,579 in 2007 and 2006, respectively, related to the negotiation of a new long-term arrangement with CBS Radio and for severance obligations related to executive officer changes.
Operating Income (Loss)
Operating income in 2007 increased $499,287 to $63,307 from an operating loss of ($435,980) in 2006, and decreased $579,958 in 2006 from operating income of $143,978 in 2005. Excluding the 2006 impairment charge, operating income decreased $16,629, or 20.8%, to $63,307 from $79,936 in 2006, and decreased $64,042, or 44.5% in 2006 from $143,978 in 2005. The 2007 decrease was attributable to lower revenue, partially offset by a reduction in operating costs. The 2006 decrease was principally attributable to lower revenue and higher operating costs.
We currently anticipate that operating income will increase in 2008 compared to 2007 principally as a result of lower depreciation and amortization and special charges.
Interest Expense
Interest expense in 2007 decreased $1,964, or 7.7%, to $23,626 from $25,590 in 2006, and increased $7,275, or 39.7%, in 2006 from $18,315 in 2005. The 2007 decrease was principally attributable to lower average borrowings under our credit facility and partially offset by an increase in interest rates, higher amortization of deferred debt costs as a result of amending the facility in 2006, and a payment to terminate one of our fixed to floating interest rate swap agreements on our $150,000 Note. Our weighted average interest rate was 6.3% in 2007 compared with 5.9% in 2006. The increase in 2006 was attributable to higher outstanding borrowings under our credit facility and higher average interest rates, as our average interest rate increased to 5.9% from 4.3% in 2005.
In January and February 2008, we amended our credit facility to increase our leverage ratio and eliminate a provision that deemed the termination of the CBS Radio management agreement an event of default. As a result, our interest rate under the amended agreement was increased to LIBOR + 175 basis points from LIBOR + 125 basis points. Additionally, since our credit facility matures at the end of February 2009, we will need to refinance the credit facility prior to such date. Based on the significant reduction in our Earnings before interest, taxes, depreciation and amortization (referred to as EBITDA) over the past two years, we expect our interest rate to further increase as part of any new debt arrangement.

Other Income
Other income was $411, $926, and $1,440 in 2007, 2006, and 2005, respectively. Other income in 2007 was principally attributable to interest earned on our invested cash balances. In 2006, in addition to interest income, we received $529 in connection with a recapitalization transaction of our investee, POP Radio, LP (“POP Radio”). In 2005, we sold a building in Culver City, California, recognizing a pre-tax gain on sale of $1,022.
Provision for Income Taxes
Income tax expense in 2007 increased $6,915, or 78.5%, to $15,724 from $8,809 in 2006, and decreased $40,408, or 82.1%, in 2006 from $49,217 in 2005. In 2007, our effective income tax rate was 39.2%. The 2007 effective income tax rate benefited from a change in New York State tax law on our deferred tax balance (approximately $100). The 2006 income tax provision was impacted by the 2006 goodwill impairment and related deferred tax attributes. Our effective tax rate in 2005 was 38.7%.
We expect our effective income tax rate in 2008 to be approximately 39%.
Net Income (Loss)
Net income in 2007 increased $493,821 to $24,368 ($0.28 per basic and diluted common share and $0.02 per basic and diluted Class B share) from a net loss of ($469,453) (($5.46) per basic and diluted Common share and $0.26 per basic and diluted Class B share) in 2006, and decreased $547,339 in 2006 from net income of $77,886 ($0.86 per basic Common share and $0.85 per diluted Common share and $0.24 per basic and diluted Class B share) in 2005.
Weighted-Average Shares
Weighted-average shares outstanding for purposes of computing basic net income (loss) per Common share were 86,112, 86,013, and 90,714 in 2007, 2006 and 2005, respectively. The decrease in 2006 from 2005 was primarily attributable to Common Stock repurchases partially offset by additional share issuances as a result of stock option exercises. Weighted-average shares outstanding for purposes of computing diluted net income (loss) per Common share were 86,426, 86,013, and 91,519 in 2007, 2006, and 2005, respectively. As a result of incurring a net loss in 2006, basis and diluted weighted-average Common shares outstanding are equivalent, as common stock equivalents from stock options, unvested restricted stock and warrants would be anti-dilutive.
Liquidity and Capital Resources
We continually monitor and project our anticipated cash requirements, which include working capital needs, capital expenditures and principal and interest payments on our indebtedness and potential acquisitions. Our recent funding requirements have been financed through cash flow from operations and the issuance of long-term debt.
At December 31, 2007, our principal sources of liquidity were our cash and cash equivalents of $6,187 and available borrowings under our bank credit facility. We believe that our sources of liquidity are adequate to fund ongoing operating requirements in the next twelve months, however, our bank facility matures in February 2009. Accordingly, we must refinance our bank facility, develop new funding sources and/or raise additional capital. While we reasonably believe that we will be able to refinance, identify new funding sources, and/or raise additional capital, if we cannot, we may not be able to repay the facility upon maturity. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services or programs. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. In addition, if our operating results continue to decline more than anticipated, it may cause us to seek a waiver or further amendments to our debt covenants. In these circumstances, if we cannot obtain a waiver or an amendment, our debt would be payable on demand from our lenders. Any of these events could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.

At December 31, 2007, we had an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility (referred to in this section as the “Facility”), both of which mature in February 2009. At December 31, 2007, we had available borrowings of approximately $44,000 under our Facility. Interest on the Facility is payable at the prime rate plus an applicable margin of up to 0.25% or LIBOR plus an applicable margin of up to 1.25%, at our option. The Facility contains covenants, among others, related to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. We issued through a private placement $150,000 of ten-year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven-year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%) (the foregoing, the “Senior Notes”). In addition, we have a ten-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $150,000 Senior Notes and a seven-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $50,000 Senior Notes. Both swaps are at three-month LIBOR plus 0.8%. The Senior Notes contain covenants, among others, relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios.
In 2008, we amended the Facility to, among other things: (i) provide security to our lenders (including holders of our Senior Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to ..75%, (iv) change the leverage ratio covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Facility, (v) eliminate the provision that deemed the termination of the Management Agreement as an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. In addition, we and the advisors to the Strategic Review Committee of the Board are actively evaluating options to refinance all or a portion of our existing debt and to obtain additional equity. To that end, we announced that on March 3, 2008, we sold 7,143 shares of Common stock to Gores Radio Holdings LLC (“Gores”) for an aggregate purchase price of $12,500, and we have an option to sell Gores an additional 7,143 shares of Common stock for an aggregate purchase price of $12,500 which we exercised on March 10, 2008 (it is currently anticipated such sale will close on or before March 24, 2008) and to sell between $50,000 and $75,000 of a 7.5% Series A Convertible Preferred Stock with warrants to Gores. The sale and issuance of preferred stock and warrants to Gores is subject to shareholder approval.
Net cash provided by operating activities in 2007 decreased $76,350, or 73.2%, to $27,901 from $104,251 in 2006, and decreased $14,039, or 11.9%, in 2006 from $118,290 in 2005. The decrease in 2007 was principally attributable to a decline in net income (after excluding the 2006 goodwill impairment charge) and changes in working capital. In 2007, we reduced the amount of time payables and accrued expenses were outstanding, while in 2006, the time accounts payable and accrued expenses were outstanding were extended, resulting in a net use of working capital of $62,248.
In 2007, 2006, and 2005, we spent $5,849, $5,880, and $4,524, respectively, for capital expenditures. Our business does not presently require, and we do not expect in the future to require, significant cash outlays for capital expenditures. However, as a result of a planned investment in a new distribution system, our 2008 capital expenditures are expected to be approximately double the amount spent in 2007.
In 2007, 2006 and 2005, we paid dividends to our shareholders in the amount of $1,663, $27,640 and $27,032, respectively. In May 2007, the Board of Directors elected to discontinue the payment of a dividend and does not plan to declare dividends for the foreseeable future. The payment of dividends is also prohibited by the terms of our Facility.
In 2006 and 2005, we purchased approximately 750 (2006) and 8,015 (2005) shares of our Common stock, at a total cost of $11,044 and $160,604, respectively. While we are authorized to repurchase up to $290,490 of our Common stock at December 31, 2007, we do not plan on repurchasing any additional shares for the foreseeable future. Such repurchases are also prohibited by the terms of our Facility.

Investments
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN, valued at $10,042 at December 31, 2007, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of December 31, 2007 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.
GTN is the parent company of ATN, and also of Canadian Traffic Network ULC (“CTN”) from whom we purchased a senior secured note in an aggregate principal amount of $2,000 in November 2005. This note was included in other assets in the accompanying Consolidated Balance Sheet on December 31, 2005. On September 7, 2006, CTN repaid this note in full.
On October 28, 2005, we became a limited partner of POP Radio pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners.
On September 29, 2006, along with the other limited partners of POP Radio, we elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which we received $529 on November 13, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%.
Contractual Obligations and Commitments
The following table lists our future contractual obligations and commitments as of December 31, 2007:

	Payments due by Period
Contractual Obligations (1)	Total	<1 year	1 – 3 years	3 – 5 years	>5 years

Long-term Debt (2)	$402,459	$19,586	$217,223	$165,650	—
Capital Lease Obligations	3,520	960	1,920	640	—
Operating Leases	43,092	6.750	12,254	9,425	14,663
Other Long-term Obligations	225,760	106,583	84,189	31,388	3,600

Total Contractual Obligations	$674,831	$133,879	$315,586	$207,103	$18,263

(1)	The above table excludes our FIN 48 reserves and deferred tax liabilities as the future cash flows are uncertain as of December 31, 2007.

(2)
Includes the estimated net interest payments on fixed and variable rate debt and related interest rate swaps. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2007, and borrowings outstanding are assumed to remain at current levels.

We have long-term noncancelable operating lease commitments for office space and equipment and capital leases for satellite transponders.
Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $43,273 of payments due under the new Master Agreement and the previous Management Agreement. As more fully discussed below, on October 2, 2007, we entered into a new Master Agreement with CBS Radio (which closed on March 3, 2008). As a result of the new arrangement with CBS Radio, total contractual obligations will increase by $545,907 ($23,509 <1 year; $107,879 1-3 years; $123,919 3-5 years; and $290,600 > 5 years).

Related Parties
Periods Prior to CBS Closing which occurred on March 3, 2008
CBS Radio holds approximately 16,000 shares of our Common stock and prior to March 3, 2008 provided ongoing management services to us under the terms of the Management Agreement. In return for receiving services under the Management Agreement, we compensated CBS Radio via an annual base fee and provided CBS Radio the opportunity to earn an incentive bonus if we exceeded pre-determined targeted cash flows. For the years ended December 31, 2007, 2006 and 2005, CBS Radio earned cash compensation of $3,394, $3,273, and $2,853, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods. On March 3, 2008, the Management Agreement terminated.
Prior to March 3, 2008, we and CBS Radio were also parties to a Representation Agreement (which included a News Programming Agreement, a Trademark License Agreement and a Technical Services Agreement) to operate the CBS Radio Network. In addition to the Management Agreement and Representation Agreement described above, we also entered into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business, including affiliation agreements with many of CBS Radio’s radio stations and agreements for programming rights. Prior to its termination, the Management Agreement provided that all transactions between us and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which agreements were ratified by our shareholders, must be on a basis that is at least as favorable to us as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, the Management Agreement required that all agreements between us, on the one hand, and CBS Radio or any of its affiliates, on the other hand, were to be approved by the independent members of our Board of Directors.
During 2007, we incurred expenses aggregating approximately $66,633 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and affiliates ($75,514 in 2006 and $78,388 in 2005). The description and amounts regarding related party transactions set forth in this report, and the consolidated financial statements and related notes, also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
In addition to the base fee and incentive compensation described above, we granted to CBS Radio seven fully vested and nonforfeitable warrants to purchase 4,500 shares of our Common stock (comprised of two warrants to purchase 1,000 Common shares per warrant and five warrants to purchase 500 Common shares per warrant). As of December 31, 2007, 1,500 of these warrants were cancelled as our Common stock did not reach the specified price targets necessary for the warrants to become exercisable. On March 3, 2008, all warrants issued to CBS Radio were cancelled in accordance with the terms of the Master Agreement.
Overview of New Relationship with CBS
As described elsewhere in this report, on March 3, 2008, we and CBS Radio closed the arrangement described in the Master Agreement, dated as of October 2, 2007, by and between us and CBS Radio. On such date, the Master Agreement terminated and our Representation Agreement with CBS Radio was replaced by an Amended and Restated News Programming Agreement, an Amended and Restated License Agreement and an Amended and Restated Technical Services Agreement. At the closing, we and CBS Radio entered into various agreements in substantially the form set forth as exhibits to the Master Agreement, including the following: (1) Amended and Restated News Programming Agreement, (2) Amended and Restated Trademark License Agreement, (3) Amended and Restated Technical Services Agreement, (4) Mutual General Release and Covenant Not to Sue, (5) Amended and Restated Registration Rights Agreement, (6) Lease for 524 W. 57th Street, (7) Lease for 2020 M Street, (8) Sublease for 2000 M Street, (9) Westwood One Affiliation Agreements for certain CBS Radio owned and operated stations (“CBS Stations”) and (10) Metro Networks Affiliation Agreements for CBS Stations (documents 9 and 10, the “Station Agreements” and documents 1-10 collectively, the “New Transaction Documents”). These agreements were discussed in a Current Report on Form 8-K filed with the SEC on October 4, 2007 and included as part of a definitive proxy statement filed with the SEC on December 21, 2007. The closing under the Master Agreement was described in a Current Report on Form 8-K filed with the SEC on March 6, 2008 and the New Transaction Documents were included as exhibits to such filing. For convenience, a brief description of certain provisions of the New Transaction Documents are set forth below, however, for a complete description of terms, please refer to the documents named above and the terms of the actual agreement themselves. The following summary is not complete and is not intended to be an exhaustive description of the New Transaction Documents.

Termination of Existing Agreements
As a result of the Management Agreement having terminated on March 3, 2008, we will employ our own CEO going forward and CBS Radio will no longer reimburse us for the costs related to our CFO. In addition, Mr. Berger, a CBS Radio employee who previously served on our Board of Directors, resigned on March 3, 2008. Going forward, the $15,000 in compensation previously paid to CBS Radio under the Representation Agreement as well as $1,300 of the management fee previously paid to CBS Radio under the Management Agreement will be paid directly to the Stations as compensation under the new Station Agreements, which agreements will replace all existing affiliation agreements as described in more detail below. Under the terms of the Master Agreement, the maximum potential affiliate compensation payable to CBS Radio for broadcasting our commercials increased by $16,300. In addition, under the agreement, CBS Radio may earn an annual incentive bonus of up to $4,000 based on the percentage of commercial inventory its stations broadcast as described below.
New Long Term Distribution Relationship—Station Agreements
We and CBS Radio entered into Station Agreements that document and extend through March 31, 2017 our current distribution of network news, local traffic and news programming, to CBS Stations through affiliation agreements and existing rights to, and levels of commercial inventory for, CBS Stations (also referred to as “Stations” below). The Station Agreements contain significant differences from the previous affiliation agreements, some of which are highlighted below.
•
Expiration date of all Station Agreements is extended through March 31, 2017, continuing the provision of commercial inventory and related rights for a period that extends eight years beyond the original expiration date of the Management Agreement.

•
All compensation under Westwood One Affiliation Agreements adjusts either up or down for changes in audience levels (Network only) on Stations (subject to a 3% threshold), as opposed to many of the previous affiliation agreements, under which we paid fixed compensation regardless of fluctuations in audience levels.

•
Compensation under Westwood One Affiliation Agreements also uniformly adjusts either up or down for commercial clearance, including when clearance is affected by preemption of commercials outside the parameters specified in the agreements. For example, Station compensation is subject to pro rata downward adjustment for commercial clearance between 100% and 90%, compensation is reduced significantly for clearance below 90%, and no compensation whatsoever is paid to a Station if it broadcasts 75% or less of the commercial inventory. Many of the existing affiliation agreements are subject to less punitive penalties as commercial clearance levels decrease.

•
We may exercise a termination right with respect to a Westwood One Affiliation Agreement and collect liquidated damages from CBS Radio if the applicable CBS Radio Station fails to achieve commercial clearance of at least 75% for a prolonged period of time as described in the agreements. In general, the previous affiliation agreements did not have liquidated damages clauses.

•
The Station Agreements set forth terms that apply when Stations are sold by CBS Radio, unlike the previous affiliation agreements. For the first 35 Stations sold by CBS Radio, CBS Radio is required to use commercially reasonable efforts to assign the applicable Station Agreements to the buyer for the term of the Station Agreements. If the buyer does not assume the Station Agreements, the Station Agreements may be terminated, however, the commercial inventory must be reallocated by CBS Radio to achieve “Substantially Equivalent Distribution” (as such term is defined in the Station Agreements) among the remaining Stations still owned by CBS Radio for the term of the Station Agreements. In respect of any Station sold by CBS Radio after the first 35 Stations, CBS Radio must cause the buyer to either: (i) assume the Station Agreement for a term extending through the later of December 31, 2014 and the fifth anniversary of the closing of such Station sale (but not beyond March 31, 2017) or (ii) reallocate the inventory to achieve Substantially Equivalent Distribution.

•
Under the Station Agreements, Metro Networks Communications, Inc., one of our subsidiaries will be the exclusive source of traffic information on CBS Stations’ analog and HD1 signals, subject to certain exceptions provided in the Station Agreements.

•
Under the proposed CBS Radio transactions, we will pay CBS Radio a maximum annual bonus of $4,000 for commercial clearance under the Westwood One Affiliation Agreements of 95% or higher and no bonus will be earned by CBS Radio if clearances are below 90%.

Framework for New Relationship—Master Agreement
The Master Agreement was executed by CBS Radio and us on October 2, 2007 and became effective on March 3, 2008 (the “Effective Date”). It provides a legal framework for the proposed new relationship between CBS Radio and us. The Master Agreement itself has certain significant provisions, which in some cases apply to other New Transaction Documents, in part as described below. Certain key terms of the Master Agreement are as follows:
•
Extends certain existing non-competition and non-solicitation agreements between CBS Radio and us included in the now-terminated Management Agreement through March 31, 2010 and December 31, 2012, respectively, and sets forth the terms and conditions relating to CBS Radio’s ability to sell ten second sponsorships adjacent to traffic reports through March 31, 2010.

•	Extends our previously-existing right of first refusal to syndicate certain CBS Radio programming through March 31, 2017.

•	Extends certain existing programming agreements between CBS Radio and us through the earlier of their current termination date and March 31, 2017.

•	Provides for the cancellation of all warrants and related registration rights held by CBS.

•	As discussed above, provides for a maximum annual bonus of $4,000 payable to CBS Radio for commercial clearance of 95% or higher and no annual bonus payable to CBS Radio if clearances are below 90%.

•	Provides for a $2,000 payment from CBS Radio to us if commercial clearance in 2008 for CBS’ top ten markets is less than 93.75%.

•	Provides us with a limited right to defer up to $4,000 in payments to CBS Radio on two occasions during the first two years from the Effective Date.

•	Provides for new registration rights for CBS Radio’s existing shares of Company Common stock.

•	Provides for certain confidentiality obligations and related covenants in the event of a change of control where a CBS Radio competitor acquires us or a significant portion of our assets.

•
Includes termination and cross termination provisions, which are substantially similar to the other New Transaction Documents. These termination and cross termination provisions generally provide, among other things, that:

1.	termination for a payment-related dispute pursuant to the provisions of the Master Agreement is not allowed if the amount in dispute is deposited in escrow;

2.	disputes are to be resolved through formal arbitration and the arbitrator shall take into account other appropriate remedies short of termination in deciding whether termination is appropriate;

3.
all other New Transaction Documents (except for the Mutual Release as described below) shall terminate if the Master Agreement is terminated (including any termination of the Master Agreement by either CBS or us, as the non-breaching party, in the event that 15% or more of the Station Agreements measured by revenue or number are terminated or if an arbitrator terminates for material breach all or substantially all of the Station Agreements in any two markets where CBS Radio owns at least four Stations), subject to certain exceptions.

Extension of Existing Arrangements with Respect to News Programming, Trademarks and Use of Employees, Equipment and Broadcasting Facilities
As part of the closing under the Master Agreement, we and CBS Radio amended and restated the News Programming Agreement, the Trademark License Agreement and the Technical Services Agreement (“TSA”) and entered into related leases with respect to certain facilities. The changes to these existing agreements and the new leases generally extend certain of our existing rights through March 31, 2017 and, particularly with respect to the TSA and related leases, memorialize in writing certain past practices and occupancy arrangements. Some of the significant provisions of these agreements are summarized below. The terms of the foregoing agreements have the following terms:
•	Extend the News Programming Agreement, Trademark License Agreement and TSA through March 31, 2017.

•
Provide us with certain exclusive rights to CBS Radio news programming, and non-exclusive rights to certain CBS Radio trademarks, for domestic AM/FM terrestrial radio broadcast (including HD1 and HD2 channels) in the English language and related simulcast by live internet streaming.

•	Set a fixed annual news programming fee (with fixed annual escalator) related to CBS Radio news programming.

•	Limit the assignability of certain CBS Radio trademarks unless pursuant to a concurrent assignment of the Amended and Restated News Programming Agreement.

•	Clarify and update existing practices related to employees, facilities and equipment at the CBS Radio Broadcast Center located at 524 W. 57th Street in New York City.

•
Include leases of the facilities at 524 W. 57th Street in New York City and 2020 M Street in Washington D.C. through March 31, 2017, and a sublease of the facilities at 2000 M Street in Washington, D.C. through December 30, 2012.

•	Provide for post-termination transition periods at the CBS Radio Broadcast Center in the event we are required to vacate the facility.
Release of Claims
As a condition to agreeing to extend our relationship with CBS Radio through March 31, 2017, each party was required to release all potential claims it had or may have against the other party pursuant to a Mutual General Release and Covenant Not to Sue (the “Mutual Release”). The Mutual Release provides for, subject to certain limited exceptions, a mutual release by CBS Radio and the controlled affiliates of CBS Corporation, on the one hand, and our affiliates, on the other hand, of all potential pre-existing claims against the other party.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, and other contingencies. We base our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.
Revenue Recognition – Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.
We consider matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within Revenue with no corresponding operating expenses.
Barter transactions represent the exchange of commercial announcements for merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1 and Item 1A “Risk Factors”), which would require us to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions.
Program Rights – Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.
Valuation of Goodwill – Goodwill represents the residual value remaining after ascribing estimated fair values to an acquisition’s tangible and intangible assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. In order to estimate the fair values of assets and liabilities a company may use various methods including discounted cash flows, excess earnings, profit split and income methods. Utilization of any of these methods requires that a company make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. We determine the fair value of our reporting unit by using the weighted average of a discounted cash flow model and the quoted market prices of its stock. The discounted cash flow method relies on our forecasted operating results which contain estimates and judgments. In arriving at these estimates and judgments we consider internal budgets and strategic plans, expected long term growth rates, and the potential effects of possible external factors and market conditions. If actual future conditions or events differ from our estimates, or if our stock price continues to decline, an additional impairment charge may be necessary to reduce the carrying value of goodwill, which charge could be material to our results of operations.

Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowance for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Our bad debt expense was nominal in 2007, $2,323, or 0.5% of revenue, in 2006, $2,035, or 0.4% of revenue, in 2005. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by a relatively few, but significant, bad debts.
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
We review the recoverability of our long-lived assets and finite-lived identifiable intangible assets for recoverability whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Our intangible asset balance is not material ($3,443 at December 31, 2007), and the evaluation of intangible assets requires that we make important assumptions and judgments about future operating results and cash flows as well as discount rates. In estimating future operating results and cash flows, we consider internal budgets and strategic plans, expected long term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from our judgments, or if changes in assumed discount rates are made, an impairment charge may be necessary to reduce the carrying value of intangible assets, which charge could be material to our results of operations in the year it is recorded.
Valuation of stock options and warrants – For purposes of computing the value of stock options and warrants, various valuation methods and assumptions can be used. The selection of a different valuation method or use of different assumptions may result in a value that is significantly different from that computed by us. In certain circumstances, usually depending on the complexity of the calculation, we may employ the services of a valuation expert. Additionally, a change in the estimated rate of forfeitures may result in a significant change in stock-based compensation expense for a given period. For further information on assumptions used refer to Note 9 — “Equity-Based Compensation” to the consolidated financial statements. In 2007, we changed our estimated rate of forfeitures based on past experience, which as a result had the effect of reducing stock-based compensation expense by $372, in the current period.
Recent Accounting Pronouncements Affecting Future Results
In September 2006, the FASB issued “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007; except for certain non-financial assets where the effective date will be January 1, 2009. The adoption of SFAS No. 157 is not expected to have a material effect on the consolidated financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities.  Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which is January 1, 2008.  We will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements, but do not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates using financial instruments. We use derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment.
In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, we entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps covered $100,000 which represents 50% of the notional amount of Senior Unsecured Notes.
These swap transactions allow us to benefit from short-term declines in interest rates. The instruments meet all of the criteria of a fair-value hedge. We have the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value or variability in cash flows attributable to the hedged risk. In November 2007, an interest rate swap agreement covering $50,000 notional value of its outstanding borrowing was cancelled at a cost of approximately $576.
With respect to the borrowings pursuant to the Facility, the interest rate on the borrowings was based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as we chose. On January 11, 2008, the Facility was amended, and as a result, the applicable margins increased to 0.75% and 1.75% respectively. Historically, we have typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of December 31, 2007, we had $145,000 outstanding under the Facility.
We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.
Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

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
We maintain internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures.
Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the presentation of these statements.
The Audit Committee of the Board of Directors, which is comprised solely of directors who are independent under NYSE rules and regulations, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining our independent accountants. The independent accountants have full and free access to the Audit Committee with and without management’s presence. Further, as a result of changes in the listing standards for the New York Stock Exchange and as a result of the Sarbanes-Oxley Act of 2002, members of the Audit Committee are required to meet stringent independence standards and at least one member must have financial expertise. All of our Audit Committee members satisfy the independence standards and the Audit Committee also has at least one member with financial expertise.
The consolidated financial statements and the related notes and schedules are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-28 and by this reference incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2007 in ensuring that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective as of such date. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to shareholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Additionally, we have submitted to the NYSE a certification by our Chief Executive Officer that as of January 2, 2008, he is not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.
Item 11. Executive Compensation
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to shareholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to shareholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to shareholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to shareholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K
1,2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed on October 25, 2002. (14)
3.2	Bylaws of Registrant as currently in effect. (6)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
10.1	Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8) *
10.2	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16) *
10.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7) *
10.2.2	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (30)*
10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)
10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)
10.4.1	Amendment No. 1, dated as of October 31, 2006, to the Credit Agreement, dated as of March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (23)
10.4.2	Amendment No. 2, dated as of January 11, 2008, to the Credit Agreement, dated as of March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (26)
10.4.3	Amendment No. 3, dated as of February 25, 2008, to the Credit Agreement, dated as of March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (13)
10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)
10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8	Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006. (35) *
10.8.1	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey (27)*
10.9	Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (28)*
10.9.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Registrant and David Hillman. (29)*
10.10	Registrant Amended 1999 Stock Incentive Plan. (22) *
10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19) *
10.12	Registrant 1989 Stock Incentive Plan. (3) *
10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5) *

EXHIBIT
NUMBER (A)	DESCRIPTION

10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One Radio Networks, Inc. and between Infinity and Westwood One Radio Networks, Inc. relating to New York, New York offices. (11)
10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17) *
10.16	Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref. (18) *
10.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Registrant and Andrew Zaref (24) *
10.17	Registrant 2005 Equity Compensation Plan (19) *
10.18	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20) *
10.19	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21) *
10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21) *
10.21	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non- director participants. (20)*
10.22	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20) *
10.23	Employment Agreement, effective as of July 16, 2007, by and between Registrant and Gary Yusko. (29)*
10.24	Master Agreement, dated as of October 2, 2007, by and between Registrant and CBS Radio Inc. (31)
10.25	Employment Agreement, effective as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.26	Consent Agreement, dated as of January 8, 2008, made by and among CBS Radio Inc., Registrant, and Thomas F.X. Beusse. (30)*
10.27	Stand-Alone Stock Option Agreement, dated as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.28	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (32)*
10.29	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (32)
10.30	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (33)
10.31	Intercreditor and Collateral Trust Agreement, dated as of February 28, 2008, by and among Registrant, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions that hold the Notes and The Bank of New York, as Collateral Trustee (34)
10.32	Shared Security Agreement, dated as of February 28, 2008, by and among Registrant, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (34)
10.33	Shared Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of February 28, 2008, by Registrant, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of New York, as Beneficiary (34)
10.34	Mutual General Release and Covenant Not to Sue, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.35	Amended and Restated News Programming Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.36	Amended and Restated Technical Services Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.37	Amended and Restated Trademark License Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.38	Amended and Restated Registration Rights Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.39	Lease for 524 W. 57th Street, dated as of March 3, 2008, by and between Registrant and CBS Broadcasting Inc. (33)
10.40	Form Westwood One Affiliation Agreement, dated February 29, 2008, between Westwood One, Inc. on its behalf and on behalf of its affiliate, Westwood One Radio Networks, Inc. and CBS Radio Inc., on its behalf and on behalf of certain CBS Radio stations (33)
10.41	Form Metro Affiliation Agreement, dated as of February 29, 2008, by and between Metro Networks Communications, Limited Partnership, and CBS Radio Inc., on its behalf and on behalf of certain CBS Radio stations (33)

EXHIBIT
NUMBER (A)	DESCRIPTION

21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***

*	Indicates a management contract or compensatory plan

+	Filed herewith.

***	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
Date: March 14, 2008	By:	/S/ GARY J. YUSKO
Gary J. Yusko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS F.X. BEUSSE Thomas F.X. Beusse	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/S/ GARY J. YUSKO Gary J. Yusko	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 14, 2008

/S/ NORMAN J. PATTIZ Norman J. Pattiz	Chairman of the Board of Directors	March 14, 2008

/S/ ALBERT CARNESALE Albert Carnesale	Director	March 10, 2008

/S/ DAVID L. DENNIS David L. Dennis	Director	March 14, 2008

/S/ GERALD GREENBERG Gerald Greenberg	Director	March 9, 2008

/S/ GRANT F. LITTLE, III Grant F. Little, III	Director	March 14, 2008

/S/ H MELVIN MING H. Melvin Ming	Director	March 14, 2008

/S/ JOSEPH B. SMITH Joseph B. Smith	Director	March 14, 2008
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Westwood One, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2008

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,187	$11,528
Accounts receivable, net of allowance for doubtful accounts of $3,602 (2007) and $4,387 (2006)	108,271	115,505
Warrants, current portion	9,706	9,706
Prepaid and other assets	13,990	12,483

Total Current Assets	138,154	149,222

PROPERTY AND EQUIPMENT, NET	33,012	37,353
GOODWILL	464,114	464,114
INTANGIBLE ASSETS, NET	3,443	4,225
OTHER ASSETS	31,034	41,787

TOTAL ASSETS	$669,757	$696,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,378	$35,425
Amounts payable to related parties	30,859	26,344
Deferred revenue	5,815	8,150
Income taxes payable	7,246	6,149
Accrued expenses and other liabilities	29,562	43,841

Total Current Liabilities	90,860	119,909

LONG-TERM DEBT	345,244	366,860
OTHER LIABILITIES	6,022	7,001

TOTAL LIABILITIES	442,126	493,770

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000 shares; issued and outstanding, 87,105 (2007) and 86,311 (2006)	872	860
Class B stock, $.01 par value: authorized, 3,000 shares; issued and outstanding, 292 (2007 and 2006)	3	3
Additional paid-in capital	290,786	291,851
Unrealized gain on available for sale securities	5,955	4,570
Accumulated deficit	(69,985)	(94,353)

TOTAL SHAREHOLDERS’ EQUITY	227,631	202,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$669,757	$696,701

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

NET REVENUE	$451,384	$512,085	$557,830

Operating Costs (includes related party expenses of $66,633, $75,514 and $78,388, respectively)	350,440	395,196	378,998

Depreciation and Amortization (includes related party warrant amortization of $9,706, $9,706 and $9,706, respectively)	19,840	20,756	20,826

Goodwill Impairment	—	515,916	—

Corporate General and Administrative Expenses (includes related party expenses of $3,394, $3,273 and $2,853, respectively)	13,171	14,618	14,028

Special Charges	4,626	1,579	—

	388,077	948,065	413,852

OPERATING (LOSS) INCOME	63,307	(435,980)	143,978
Interest Expense	23,626	25,590	18,315
Other Income	(411)	(926)	(1,440)

(LOSS) INCOME BEFORE INCOME TAXES	40,092	(460,644)	127,103
INCOME TAXES	15,724	8,809	49,217

NET (LOSS) INCOME	$24,368	$(469,453)	$77,886

EARNINGS (LOSS) PER SHARE:
COMMON STOCK
BASIC	$0.28	$(5.46)	$0.86

DILUTED	$0.28	$(5.46)	$0.85

CLASS B STOCK
BASIC	$0.02	$0.26	$0.24

DILUTED	$0.02	$0.26	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	86,112	86,013	90,714

DILUTED	86,426	86,013	91,519

CLASS B STOCK
BASIC	292	292	292

DILUTED	292	292	292

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Unrealized
					Additional		Gain on			Total	Other
	Common Stock		Class B Stock		Paid-in	Retained	Available for	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Sale Securities	Shares	Amount	Equity	Income Loss

BALANCE AT DECEMBER 31, 2004 (restated)	94,354	$944	292	$3	$447,876	$351,886	$—	$—	$—	$800,709	$—
Net income for 2005	—	—	—	—	—	77,886	—	—	—	77,886	77,886
Equity based compensation	—	—	—	—	11,686	—	—	—	—	11,686	—
Issuance of common stock under equity based compensation plans	335	3	—	—	1,371	—	—	—	—	1,374	—
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	861	—	—	—	—	861	—
Cancellations of vested equity grants	—	—	—	—	(851)	—	—	—	—	(851)	—
Cash dividend paid	—	—	—	—	—	(27,032)	—	—	—	(27,032)	—
Purchase of treasury stock	—	—	—	—	—	—	—	(8,015)	(160,604)	(160,604)	—
Retirement of treasury stock	(8,015)	(80)	—	—	(160,524)	—	—	8,015	160,604	—	—

BALANCE AT DECEMBER 31, 2005 (restated)	86,674	$867	292	$3	$300,419	$402,740	$—	—	$—	$704,029	$77,886

Net loss for 2006	—	—	—	—	—	(469,453)	—	—	—	(469,453)	(469,453)
Comprehensive income	—	—	—	—	—	—	4,570	—	—	4,570	4,570
Equity based compensation	—	—	—	—	12,269	—	—	—	—	12,269	—
Issuance of common stock under equity based compensation plans	387	4	—	—	388	—	—	—	—	392	—
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	(131)	—	—	—	—	(131)	—
Cancellations of vested equity grants	—	—	—	—	(10,351)	—	—	—	—	(10,351)	—
Cancellation of warrants	—	—	—	—	290	—	—	—	—	290	—
Cash dividend paid	—	—	—	—	—	(27,640)	—	—	—	(27,640)	—
Purchase of treasury stock	—	—	—	—	—	—	—	(750)	(11,044)	(11,044)	—
Retirement of treasury stock	(750)	(7)	—	—	(11,037)	—	—	750	11,044	—	—

BALANCE AT DECEMBER 31, 2006	86,311	$864	292	$3	$291,847	$(94,353)	$4,570	—	$—	$202,931	$(464,883)

Net income for 2007	—	—	—	—	—	24,368	—	—	—	24,368	24,368
Comprehensive income	—	—	—	—	—	—	1,385	—	—	1,385	1,385
Equity based compensation	—	—	—	—	9,606	—	—	—	—	9,606	—
Issuance of common stock under equity based compensation plans	794	8	—	—	(344)	—	—	—	—	(336)	—
Cancellations of vested equity grants	—	—	—	—	(7,099)	—	—	—	—	(7,099)	—
Cancellation of warrants	—	—	—	—	(1,561)	—	—	—	—	(1,561)	—
Cash dividend paid	—	—	—	—	(1,663)		—	—	—	(1,663)	—

BALANCE AT DECEMBER 31, 2007	87,105	$872	292	$3	$290,786	$(69,985)	$5,955	—	$—	$227,631	$25,753

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended
	December 31,
	2007	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$24,368	$(469,453)	$77,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,840	20,756	20,826
Goodwill Impairment	—	515,916	—
Deferred taxes	(6,480)	(20,546)	(7,451)
Non-cash stock compensation	9,606	12,269	11,686
Gain on sale of property	—	—	(1,022)
Amortization of deferred financing costs and other	481	359	393

	47,815	59,301	102,318
Changes in assets and liabilities:
Accounts receivable	7,234	17,278	6,830
Prepaid and other assets	(990)	6,367	(6,787)
Deferred revenue	(2,335)	(936)	(5,172)
Income taxes payable and prepaid income taxes	1,097	(15,724)	16,376
Accounts payable and accrued expenses and other liabilities	(29,435)	32,813	3,807
Amounts payable to related parties	4,515	5,152	918

Net Cash Provided By Operating Activities	27,901	104,251	118,290

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(5,849)	(5,880)	(4,524)
Proceeds from sale of property	—	—	2,244
Purchase of loan receivable	—	—	(2,000)
Collection of loan receivable	—	2,000	—
Acquisition of companies and other	—	75	(181)

Net Cash Used In Investing Activities	(5,849)	(3,805)	(4,461)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock under equity based compensation plans	—	392	3,055
Borrowings under bank and other long-term obligations	—	—	70,000
Debt repayments and payments of capital lease obligations	(25,730)	(60,685)	(642)
Dividend payments	(1,663)	(27,640)	(27,032)
Repurchase of common stock	—	(11,044)	(160,604)
Deferred financing costs	—	(352)	—
Excess windfall tax benefits from stock option exercises	—	12	861

Net Cash Used in Financing Activities	(27,393)	(99,317)	(114,362)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,341)	1,129	(533)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,528	10,399	10,932

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,187	$11,528	$10,399

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
NOTE 1 — Summary of Significant Accounting Policies:
Nature of Business
Westwood One, Inc. and its subsidiaries (collectively, the “Company”) is a provider of analog and digital content, including news, sports, weather, traffic, video news services and other information to the radio, TV and on-line industries. The Company is one of the largest domestic outsource provider of traffic reporting services and one of the nation’s largest radio network, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming.
Westwood One was managed by CBS Radio, Inc. (“CBS Radio”, previously known as Infinity Broadcasting Corporation (“Infinity”), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between the Company and CBS Radio (then Infinity) which was scheduled to expire on March 31, 2009 (the “Management Agreement”). On October 2, 2007, the Company entered into a new arrangement with CBS Radio that was approved by shareholders on February 12, 2008 and became effective on March 3, 2008, on such date, the Management Agreement terminated. See Note 2 — “Related Party Transactions” for additional information with respect to the new arrangement.
Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.
Geographic and Segment Information
Statement of Financial Accounting Standards 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of financial and descriptive information about reportable operating segments, revenue by products or services, and revenue and assets by geographic areas. The Company has determined that it operates in a single reportable operating segment: the sale of commercial airtime. The Company identifies segments based on the Company’s organization under one management group. The Company’s operations are managed as one unit and resources are allocated without regard to separate functions.
Revenue Recognition
Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.
The Company considers matters such as credit and inventory risks, among others, in assessing arrangements with its programming and distribution partners. In those circumstances where the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances where the Company functions as an agent or sales representative, the Company’s effective commission is presented within Revenue with no corresponding operating expenses.
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $15,854, $22,923 and $20,200 has been recognized for the years ended December 31, 2007, 2006 and 2005, respectively and barter expenses of $16,116, $19,433 and $17,038 have been recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Equity-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminated the alternative set forth in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” allowing companies to use the intrinsic value method of accounting and required that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company elected to utilize the modified retrospective transition alternative and has, therefore, previously restated all periods prior to January 1, 2006 reflect stock compensation expense in accordance with SFAS 123R.
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
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. The Company bases its allowance on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond the Company’s estimates, it would be required to increase its allowance for doubtful accounts. Alternatively, if trends improve beyond its estimates, it would be required to decrease its allowance for doubtful accounts. The Company’s estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in the Company’s bad debt experience can materially affect the Company’s results of operations. The Company’s allowance for bad debts requires it to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, the Company’s results in any reporting period could be impacted by relatively few but significant bad debts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.
Financial Instruments
The Company uses derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and holds all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. The Company has designated the interest rate swaps as a fair value hedge. Accordingly pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the fair value of the swaps are included in other current assets (liabilities) on the consolidated balance sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2007 and 2006.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. The Company has evaluated the fair value of its reporting unit based on a weighted average of seventy-five percent from a discounted cash flow approach, and twenty-five percent from the quoted market price of the Company’s stock at December 31, 2007. This approach is consistent with the approach applied in prior years. The analysis at December 31, 2007, indicates that the fair value of the reporting unit is in excess of the carrying value of the reporting unit and accordingly no impairment exists.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, the Company amortizes the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” which resulted in no material adjustment in the liability for unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
Earnings per Share
Basic earnings per share excludes all dilution and is calculated using the weighted average number of Common shares outstanding in the period. Diluted earnings per share reflects the potential dilution that would occur if all dilutive financial instruments which may be exchanged for equity securities were exercised or converted to Common stock.
Earnings per share is calculated, utilizing the “two-class” method, by dividing the sum of distributed earnings to Common and Class B shareholders and undistributed earnings allocated to Common shareholders by the weighted average number of Common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to Common shares and Class B stock in accordance with the cash dividend provisions of the Company’s articles of incorporation. Such provisions provide that payment of a cash dividend to holders of Common shares does not necessitate a dividend payment to holders of Class B stock. Therefore, in accordance with SFAS 128, “Earnings Per Share” and Emerging Issues Task Force Issue 03-06, the Company has allocated all undistributed earnings to Common shareholders in the calculations of net income per share.
The following is a reconciliation of the Company’s Common and Class B shares outstanding for calculating basic and diluted net income per share:

	Year ended December 31,
	2007	2006	2005

Net Income (Loss)	$24,368	$(469,453)	$77,886
Less: distributed earnings to Common shareholders	1,658	27,565	26,962
Less: distributed earnings to Class B shareholders	5	75	70

Undistributed earnings	$22,705	$(497,093)	$50,854

Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$1,658	$27,565	$26,962
Undistributed earnings allocated to Common shareholders	22,705	(497,093)	50,854

Total Earnings — Common stock, basic	$24,363	$(469,528)	$77,816

Diluted
Distributed earnings to Common shareholders	$1,658	$27,565	$26,962
Distributed earnings to Class B shareholders	5	—	70
Undistributed earnings allocated to Common shareholders	22,705	(497,093)	50,854

Total Earnings — Common stock, diluted	$24,368	$(469,528)	$77,886

Weighted average Common shares outstanding, basic	86,112	86,013	90,714
Share-based compensation	22	—	513
Warrants	—	—	—
Weighted average Class B shares	292		292

Weighted average Common shares outstanding, diluted	86,426	86,013	91,519

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

	Year ended December 31,
	2007	2006	2005

Earnings per Common share, basic
Distributed earnings, basic	$0.02	$0.32	$0.30
Undistributed earnings — basic	0.26	(5.78)	0.56

Total	$0.28	$(5.46)	$0.86

Earnings per Common share, diluted
Distributed earnings, diluted	$0.02	$0.32	$0.29
Undistributed earnings — diluted	0.26	(5.78)	0.56

Total	$0.28	$(5.46)	$0.85

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B shareholders	$5	$75	$70
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings per share — Class B Stock, basic	$5	$75	$70

Diluted
Distributed Earnings to Class B shareholders	5	75	70
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings — Class B Stock, diluted	$5	$75	$70

Weighted average Class B shares outstanding, basic	292	292	292
Share-based compensation	—	—	—
Warrants	—	—

Weighted average Class B shares outstanding, diluted	292	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$0.02	$0.26	$0.24
Undistributed earnings — basic	—	—	—

Total	$0.02	$0.26	$0.24

Earnings per Class B share, diluted
Distributed earnings, diluted	$0.02	$0.26	$0.24
Undistributed earnings — diluted	—	—	—

Total	$0.02	$0.26	$0.24

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants (see Note 2 — “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the combined exercise price unamortized fair value, and excess tax benefits were greater than the average market price of the Company’s Common stock for the years presented:

	2007	2006	2005
Options	6,426	6,993	8,003
Restricted Stock	971	326	—
Restricted Stock Units	203	226	101
Warrants	3,000	3,500	4,000
The per share exercise prices of the options excluded were $1.87-$38.34 in 2007, $9.13-$38.34 in 2006 and $20.50-$38.34 in 2005. The per share exercise prices of the warrants excluded were $43.11-$67.98 in 2007, 2006 and 2005.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by SFAS No. 159 is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company will adopt the provisions of SFAS No. 159 beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.
In September 2006, the FASB issued “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets where the effective date will be January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Management is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.
The Company adopted the following accounting standards in fiscal 2007, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:
•	SFAS No. 154, “Accounting for Changes and Error Corrections”;

•	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”;

•	FASB Interpretation No. 48, “Account for Uncertainty in Income Taxes”, and interpretation of SFAS No. 109, “Accounting for Income Taxes”.
Reclassification
Certain amounts reported in prior years have been reclassified to conform to the current year presentation. Revenue from certain contracts were previously recorded net of expenses paid to third party partners. The Company has determined that it should be recording the related revenue and expense gross in its statement of operations. Accordingly, revenue and operating costs for 2006 were increased by $18,089. In addition, a portion of a health care cost credit previously reflected entirely within corporate general and administrative expenses has been reclassified to operating costs. As a result, operating costs for 2006 decreased and corporate general and administrative expenses increased by $1,413.
NOTE 2 — Related Party Transactions:
CBS Radio holds a common equity position in the Company and has provided ongoing management services to the Company under the terms of the Management Agreement. As payment for services received under the Management Agreement, the Company compensates CBS Radio via an annual base fee and provides CBS Radio the opportunity to earn an incentive bonus if the Company exceeds pre-determined targeted cash flows. For the years ended December 31, 2007, 2006 and 2005, CBS Radio earned cash compensation of $3,394, $3,273 and $2,853, respectively. No incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Additionally, the Company granted to CBS Radio seven fully vested and non-forfeitable warrants to purchase 4,500 shares of the Company’s Common stock in the aggregate (comprised of two warrants to purchase 1,000 shares of Common stock per warrant and five warrants to purchase 500 shares of Common stock per warrant). Of the seven warrants issued, two 1,000 share warrants had an exercise price of $43.11 and $48.36, respectively, and become exercisable: (A) if the average price of the Company’s Common stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants.
The exercise prices for the five remaining warrants were equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each had a term of 10 years (only if they become exercisable) and become exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specifies that the average price of the Company’s Common stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be equal to at least both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. The Company’s stock price did not equal or exceed the predetermined levels with respect to the 2005, 2006 and 2007 warrants, and therefore, the warrants did not become exercisable. In connection with the cancellation of these warrants the Company reduced the related deferred tax asset, resulting in a reduction of additional paid in capital of $4,854.
In connection with the May 2002 issuance of warrants to CBS Radio for management services to be provided to the Company in the future, the Company originally reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to Additional Paid in Capital in the accompanying Consolidated Balance Sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), the Company commenced amortizing the cost of the warrants ratably over the five-year service period. At December 31, 2007, the unamortized value of the May 2002 warrants was $12,132 of which $9,706 was included as a component of Prepaid and Other Assets and $2,426 was included as a component of Other Assets in the accompanying Consolidated Balance Sheet. Related Amortization Expense was $9,706 in 2007, 2006, and 2005.
In addition to the Management Agreement described above, the Company also entered into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a Representation Agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio — collectively referred to as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s owned and operated radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provides that all transactions between the Company and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which were ratified by the Company’s shareholders, must be on a basis that is at least as favorable to the Company as if the transactions were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates must be approved by the Company’s Board of Directors.
The Company incurred the following expenses relating to transactions with CBS Radio or its affiliates for the following years:

Nature	2007	2006	2005

Representation Agreement	$27,319	$27,142	$25,699
Programming and Affiliations	39,314	48,372	52,689
Management Agreement (excluding warrant amortization)	3,394	3,273	2,853
Warrant Amortization	9,706	9,706	9,706

	$79,733	$88,493	$90,947

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of Corporate, General and Administrative Expenses and Depreciation and Amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes also reflect transactions between the Company and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
On October 2, 2007, the Company entered into a definitive agreement with CBS Radio through March 31, 2017. As part of the new agreement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. The Management and Representation Agreements were cancelled on the effective date and $16,300 of compensation previously paid to CBS Radio under those agreements were added to the maximum potential compensation CBS Radio could earn pursuant to its station affiliation with the Company. In addition, all warrants previously granted to CBS Radio were cancelled. The new arrangement became effective on March 3, 2008.
The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, L.P., which is described in Note 5 —“Investments and Note Receivable.”
NOTE 3 — Property and Equipment:

	December 31,
	2007	2006
Property and equipment is recorded at cost and is summarized as follows at:
Land, buildings and improvements	$12,188	$12,278
Recording, broadcasting and studio equipment	71,090	77,927
Furniture and equipment and other	19,274	11,641

	102,552	101,846
Less: Accumulated depreciation and amortization	69,540	64,493

Property and equipment, net	$33,012	$37,353

Depreciation expense was $9,134, $9,693 and $9,412 for the year ended December 31, 2007, 2006 and 2005, respectively. In 2001, the Company entered into a Capital Lease totaling $6,723. Accumulated amortization related to the Capital Lease was $4,258 and $3,586 as of December 31, 2007 and 2006, respectively.
In December 2005, the Company sold property with a net book value of $1,222 resulting in a pre-tax gain of approximately $1,022. This pre-tax gain has been included in Other Income in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.
NOTE 4 — Goodwill and Intangible Assets:
In connection with its annual goodwill impairment testing for 2007, the Company determined its goodwill was not impaired at December 31, 2007. The conclusion that the fair value of the Company was greater than its carrying value at December 31, 2007 was based upon management’s best estimates including a valuation study that was prepared by an independent firm specializing in valuation services using the Company’s operational forecasts. The fair value was calculated on a consistently applied weighted average basis using a discounted cash flow model and the quoted market price of the Company’s stock.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
In connection with its annual goodwill impairment testing for the year ended December 31, 2006, the Company determined there was an impairment and recorded a non-cash charge of $515,916. The goodwill impairment, the majority of which is not deductible for income tax purposes, was primarily due to our declining operating performance in fiscal 2006 and the reduced valuation multiples in the radio industry.
The 2006 impairment charge reflects the amount by which the carrying value of goodwill exceeded the residual value (or implied fair value of goodwill) remaining after ascribing fair values to the Company’s tangible and intangible assets. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, the Company allocated the fair value of the reporting unit to all of the assets and liabilities of the Company as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balance at January 1,	$464,114	$982,219
Pre-acquisition contingencies related to Income taxes and other	—	(2,189)
Impairment	—	(515,916)

	$464,114	$464,114

At December 31, 2007 and 2006, the gross value of the Company’s amortizable intangible assets was approximately $28,380, with accumulated amortization of approximately $24,937 and $24,155, respectively. Amortization expense was $782, $783 and $1,170 for the year ended December 31, 2007, 2006 and 2005, respectively. The Company’s estimated aggregate amortization expense for intangibles for fiscal year 2008, 2009, 2010, 2011 and 2012 are $783, $783, $734, $634 and $134 respectively.
NOTE 5 — Investments and Note Receivable:
On March 29, 2006, the Company’s cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of Common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN, valued at $10,042 at December 31, 2007, is classified as an available for sale security and included in other assets in the accompanying Consolidated Balance Sheet. Accordingly, the unrealized gain as of December 31, 2007 is included in unrealized gain on available for sale securities in the accompanying Consolidated Balance Sheet.
On October 28, 2005, the Company became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, the Company became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. The Company holds a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and the Company’s equity in earnings of POP Radio through December 31, 2007 was de minimis.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
NOTE 6 — Debt:
Long-term debt consists of the following at:

	December 31,
	2007	2006
Revolving Credit Facility/Term Loan	$145,000	$170,000
4.64% Senior Unsecured Notes due on November 30, 2009	50,000	50,000
5.26% Senior Unsecured Notes due on November 30, 2012	150,000	150,000
Fair market value of Swap .	244	(3,140)

	$345,244	$366,860

On October 31, 2006 the Company amended its existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which was automatically reduced to $125,000 effective September 28, 2007 (collectively the “Facility”). In connection with the original closing of the Facility on March 3, 2004, the Company borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at the Company’s option. The applicable margin is determined by the Company’s Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios.
On December 3, 2002 the Company issued, through a private placement, $150,000 of ten year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%, collectively referred to as “Senior Notes” or “Notes”). Interest on the Notes is payable semi-annually in May and November. The Notes, which are unsecured, contain covenants relating to leverage and interest coverage ratios that are identical to those contained in the Company’s Facility. The Notes may be prepaid at the option of the Company upon proper notice and by paying principal, interest and an early payment penalty.
In addition, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowings under the Senior Notes to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowings under the Senior Notes to effectively float the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps covered $100,000 which represented 50% of the notional amount of Senior Notes. In November 2007, one of the ten-year interest rate swap agreements covering $50,000 national value was cancelled, resulting in a payment of $576 to the counter-party.
At December 31, 2007, the Company had available borrowings under the Facility, subject to the restrictions of the Company’s covenants, of approximately $44,000. Additionally, at December 31, 2007, the Company had borrowed $145,000 under the Facility at a weighted-average interest rate of 6.8% (including the applicable margin of LIBOR plus 1.125%). As of December 31, 2006, the Company had borrowed $170,000 under the Facility at a weighted-average interest rate of 6.3% (including applicable margin).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
The aggregate maturities of debt for the next five years and thereafter, pursuant to the Company’s debt agreements as in effect at December 31, 2007, are as follows (excludes market value adjustments):

Year
2008	—
2009	$195,000
2010	—
2011	—
2012	150,000

$345,000

The Company’s bank facility matures in February 2009. Accordingly, the Company must refinance its bank facility, develop new funding sources and/or raise additional capital. If the Company is unable to refinance, identify new funding sources and/or raise additional capital, it may not be able to repay the facility upon maturity. In addition, if the Company’s operating results continue to decline, it may cause the Company to seek a waiver or further amendments to their debt covenants. If we are unable to refinance or repay our debt at maturity, it could have a material and adverse effect on the Company’s business continuity, results of operations, cash flows and financial condition.
Effective February 28, 2008 (with the exception of clause (v) which was effective March 3, 2008), the Company amended the Facility to: (i) provide security to our lenders (including holders of our Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%, (iv) change the allowable Total Debt Ratio to 4.0 times its Annualized Consolidated Operating Cash Flow through the remaining term of the Facility, (v) eliminate the provision that deemed the termination of the CBS Radio Management Agreement an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. As noted above, as a result of providing the banks in the Facility with a security interest in our assets, the note holders were also provided with security pursuant to the terms of the Note Purchase Agreement.
NOTE 7 — Financial Instruments:
Interest Rate Risk Management
In order to achieve a desired proportion of variable and fixed rate debt, the Company entered into a seven year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps initially covered $100,000 which represented 50% of the notional amount of senior unsecured notes. These swap transactions allow the Company to benefit from short-term declines in interest rates while having the long-term stability of fairly low fixed rates. In November 2007, the Company cancelled one of the ten year swap agreements covering $50,000 notional value, by paying the counter-party $576. The instruments meet all of the criteria of a fair-value hedge and are classified in the same category as the item being hedged in the accompanying balance sheet. The Company has the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value.
At December 31, 2007, the Company had the following interest rate swaps:

	Interest Rate
Maturity Dates	Notional Principal Amount	Paid (1)	Received	Variable Rate Index
November 2009	$25,000	5.08	3.91	3 Month LIBOR
November 2012	$25,000	5.08	4.41	3 Month LIBOR

(1)	The interest rate paid at December 31, 2006 was 5.37%.
The estimated fair values of the Company’s interest rate swaps at December 31, 2007 and 2006 were $244 and $3,140 respectively and were included in other assets or accrued expenses, respectively, in the accompanying Consolidated Balance Sheet.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2007 and 2006, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Borrowings (Short and Long Term)	$345,000	$345,732	$370,000	$366,860

Risk management contracts:
Interest rate swaps	244	244	(3,140)	(3,140)
Credit Concentrations
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties.
The Company’s receivables do not represent a significant concentration of credit risk at December 31, 2007, due to the wide variety of customers and markets in which the Company operates.
NOTE 8 — Shareholders’ Equity:
The authorized capital stock of the Company consists of Common stock, Class B Stock and Preferred Stock. Common stock is entitled to one vote per share while Class B Stock is entitled to 50 votes per share. Class B Stock is convertible to Common stock on a share-for-share basis.
The Company’s Board of Directors has approved plans to purchase shares of the Company’s Common stock to enhance shareholder value. The Company did not purchase any shares in 2007. In 2006, the Company purchased 750 shares for approximately $11,044, and in 2005 purchased 8,015 shares for approximately $160,604. At December 31, 2007, the Company had authorization to repurchase up to $290,490 of its Common Stock, however the Company does not plan on repurchasing any additional share in the foreseeable future.
On March 6, 2007 the Company’s Board of Directors declared cash dividends of $0.02 for each issued and outstanding share of Common stock and $0.016 for each issued and outstanding share of Class B stock. In May 2007, the Board of Directors elected to discontinue the payment of a dividend. The Company does not plan on declaring dividends for the foreseeable future.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
NOTE 9 — Equity-Based Compensation:
Equity Compensation Plans
The Company established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which provide for the granting of options to directors, officers and key employees to purchase Company Common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600 shares were reserved for grant through March 1999. The 1989 Plan expired, but certain grants made under the 1989 Plan remain outstanding at December 31, 2007. On September 22, 1999, the shareholders ratified the 1999 Plan which authorized the grant of up to 8,000 shares of Common stock. Options granted under the 1999 Plan generally become exercisable after one year in 20% increments per year and expire within ten years from the date of grant.
On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10 stock options to outside directors. Also, on May 19, 2005, the shareholders of the Company approved the 2005 Equity Compensation Plan (the “2005 Plan”). Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”) of the Company. A maximum of 9,200 shares of Common stock of the Company is authorized for the issuance of awards under the 2005 Plan.
Beginning on May 19, 2005, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of shareholders. Newly appointed outside directors receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to the Company’s Board. Such awards are governed by the 2005 Plan.
Options and restricted stock granted under the 2005 Plan generally vest in 25%, 33% or 50% increments per year, on the anniversary date of each grant, and options expire within ten years from the date of grant. RSUs awarded to directors generally vest over a three-year period in equal one-third increments per year. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in newly issued shares of the Company’s Common stock. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if the Company pays a cash dividend on its Common stock. Such dividend equivalents are payable, in newly issued shares of Common stock, only upon the vesting of the related restricted shares.
Restricted stock has the same cash dividend and voting rights as other Common stock and is considered to be currently issued and outstanding. Restricted stock and RSUs have dividend equivalent rights equal to the cash dividend paid on Common stock. RSUs do not have the voting rights of Common stock, and the shares underlying the RSUs are not considered issued and outstanding.
At December 31, 2007, there were 3,998 shares available for grant under the 2005 Plan and 4,382 shares available for grant under the 1999 Plan. No shares may be issued under the 1999 Plan after March 31, 2009.
Adoption of SFAS 123R
Prior to January 1, 2006, the Company accounted for equity-based compensation under the recognition and measurement provisions of APB 25 and the related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation.” No share based compensation expense was recognized in the Statement of Operations as all option grants had an exercise price equal to the market value of the underlying Common stock on the date of grant and the number of shares was fixed, except for a non-cash stock compensation charge of $400 recorded in 2005 in connection with the grant of RSUs to certain individuals.
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminated the alternative set forth in APB 25 allowing companies to use the intrinsic value method of accounting and required that companies record expense for stock compensation on a fair value based method. In connection with the adoption of SFAS 123R, the Company elected to utilize the modified retrospective transition alternative and has, therefore, restated all prior periods to reflect stock compensation expense in accordance with SFAS 123R. As a result, income before income taxes and net income in 2005 were reduced by $11,286 and $6,797, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
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
Stock Options
The following table summarizes stock option activity for 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	6,086	$23.84	7,788	$25.07	7,996	$24.90
Granted	361	$5.82	806	$13.98	624	$20.25
Exercised	—	—	(45)	$8.54	(334)	$9.13
Cancelled, forfeited or expired	(2,559)	$24.31	(2,463)	$24.78	(498)	$26.98

Outstanding, end of year	3,888	$21.86	6,086	$23.84	7,788	$25.07

At December 31, 2007 there were 2,746 vested and exercisable options with a weighted average exercise price of $24.00, aggregate intrinsic value of $0, and weighted average remaining contractual term of 4.1 years. Additionally, at December 31, 2007, 1,456 options were expected to vest with a weighted average exercise price of $16.48, and weighted average remaining term of 5.90 years. The aggregate intrinsic value of these options was $3. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $0, $74, and $3,445 respectively. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s Common stock.
As of December 31, 2007, there was $7,312 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.69 years. Total compensation expense in 2007, 2006 and 2005 related to stock options was $6,835, $10,170 and $11,286 respectively. Of that expense, $3,933, $5,651 and $6,721, respectively, was included in operating costs in the Statement of Operations and $2,902, $4,519, and $4,565, respectively, was included in Corporate, general and administrative expense in the Statement of Operations.
In 2007, the Company increased its estimated forfeiture rate based on past experience which, as a result, had the effect of reducing stock-based compensation expense by $372 in 2007.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
The aggregate estimated fair value of options vesting was $5,976 during the year ended December 31, 2007. The weighted average fair value of the options granted was $2.39, $5.37 and $5.90 during the years ended December 31, 2007, 2006 and 2005, respectively. The estimated fair value of options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-Free Interest Rate	4.52%	4.53%	4.0%
Expected Term	5.7	6.2	4.9
Expected Volatility	40.12%	45.05%	28.97%
Expected Dividend Yield	0.79%	2.80%	1.16%
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
Additional information related to options outstanding at December 31, 2007, segregated by grant price range, is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life (In Years)
Options Outstanding at Exercise Price Ranges of:
$1.87-$6.17	203	$5.54	9.19
$6.57-$9.88	53	7.29	8.87
$10.09-$19.93	1,258	15.31	4.70
$20.25-$26.96	1,190	21.32	5.38
$30.19-$38.34	1,184	32.75	4.53

	3,888	$21.86	5.14

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Restricted Stock
The Company has awarded restricted shares of Common stock to certain key employees. The awards have restriction periods tied solely to employment and vest over periods ranging from 2 to 4 years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. There were no restricted shares granted in 2005.
The following table summarized the restricted stock activity for 2007 and 2006:

	2007		2006
		Weighted Avg		Weighted Avg
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share

Unvested, beginning of year	326	$13.06	0	$0.00
Granted	880	$6.16	353	$13.15
Converted to Common Stock	(76)	$13.28	0	$0.00
Forfeited	(180)	$8.27	(27)	$14.16

Unvested, end of year	950	$8.62	326	$13.06

As of December 31, 2007, there was $4,511 of unearned compensation cost related to restricted stock grants. The unearned compensation is expected to be recognized over a weighted-average period of 2.06 years. Total compensation expense recognized in 2007 and 2006 related to restricted stock is $1,921 ($1,453 included in operating costs and $468 in corporate, general and administrative expense) and $795 ($694 included in operating costs and $101 in corporate, general and administrative expense), respectively.
RSUs
The Company has awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility if shorter.
The following table summarizes RSU activity for 2007, 2006 and 2005:

	2007		2006		2005
		Weighted Avg		Weighted Avg		Weighted Avg
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	226	$13.06	101	$18.07	0	$0.00
Granted	115	$5.63	189	$11.89	105	$18.15
Dividend equivalents	1	$6.87	8	$8.27	1	$19.41
Converted to Common stock	(71)	$12.40	(28)	$16.15
Forfeited	(41)	$15.12	(44)	$16.64	(5)	$16.64

Outstanding, end of year	230	$9.15	226	$13.06	101	$18.07

Vested, end of year	18		15		0

Unvested, end of year	212		211		101

As of December 31, 2007, there was $879 of unearned compensation cost. The cost is expected to be recognized over a weighted-average period of 1.57 years. Total compensation expense recognized related to RSUs in 2007, 2006 and 2005 was $850, $1,304 and $400, respectively. These costs are included in Corporate, General and Administrative expense in the accompanying Statement of Operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
NOTE 10 — Income Taxes:
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005

Current
Federal	$18,466	$26,304	$48,682
State	3,738	3,588	7,988

	$22,204	$29,892	$56,670

Deferred
Federal	(5,542)	(18,537)	(6,421)
State	(938)	(2,546)	(1,030)

	(6,480)	(21,083)	(7,451)

Income Tax Expense	$15,724	$8,809	$49,219

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheet and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities follow:

	2007	2006
Deferred tax liabilities:
Property and equipment	$2,404	$4,122
Investment	3,709	2,876
Other	488	227

Total deferred tax liabilities	$6,601	$7,225

Deferred tax assets:
Goodwill, intangibles and other	6,673	6,249
Allowance for doubtful accounts	1,321	1,665
Deferred Compensation	1,443	1,509
Equity Based Compensation	11,401	15,057
Accrued expenses and other	—	237

Total deferred tax assets	$20,838	$24,717

Net deferred tax assets	$14,237	$17,492

Net deferred tax asset — current	$1,321	$1,666

Net deferred tax asset — long term	$12,916	$15,826

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	3.3	(0.2)	3.5
Non-deductible portion of goodwill Impairment	—	(36.6)	—
Other	0.9	(0.1)	0.2

Effective tax rate	39.2%	(1.9%)	38.7%

In 2007, 2006 and 2005, $0, $12 and $861, respectively, of windfall tax benefits attributable to employee stock exercises were allocated to shareholders’ equity.
The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007 that resulted in no material adjustment in the liability for unrecognized tax benefits. At December 31, 2007, the Company had $6,470 of unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company recorded $1,440 of interest expense in its Statement of Operations. The total amount of accrued interest and penalties on December 31, 2007 was $2,105.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Unrecognized
Tax Benefits
Balance at January 1, 2007	$7,513
Additions for current year tax positions	—
Additions for prior year tax positions	119
Settlements	(456)
Reductions related to expiration of statue of limitations	(706)

Balance at December 31, 2007	$6,470

The Company believes it is reasonably possible that a reduction in a range of $5,600 to $5,800 of unrecognized tax benefits may occur within the next 12 months as a result of projected audit settlements. Substantially, all of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2002. The tax years 2003 and forward remain open to examination by major taxing jurisdictions to which the Company is subject.
NOTE 11 — Commitments and Contingencies:
The Company has various non-cancelable, long-term operating leases for office space and equipment. In addition, the Company is committed under various contractual agreements to pay for talent, broadcast rights, research, the CBS Radio Representation Agreement and the Management Agreement with CBS Radio. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2007 and thereafter, are set forth below:

	Leases
Year	Capital	Operating	Other	Total
2008	$960	$6,750	$106,583	$114,293
2009	960	6,794	53,546	61,300
2010	960	5,461	30,643	37,064
2011	640	5,008	21,955	27,603
2012	0	4,417	9,433	13,850
Thereafter	0	14,663	3,600	18,263

	$3,520	$43,093	$225,760	$272,373

The present value of net minimum payments under capital leases was $3,124 at December 31, 2007.
Rent expense charged to operations for 2007, 2006 and 2005 was $8,523, $9,295 and $8,957, respectively.
Included in Other in the table above is $72,648 of commitments due to CBS Radio and its affiliates pursuant to various agreements as described in Note 2 — “Related Party Transactions”.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
The table does not include amounts payable to CBS Radio pursuant to the new agreement that became effective on March 3, 2008. If such amounts were included, the total contractual obligations would increase by $545,907.
NOTE 12 — Supplemental Cash Flow and Other Information:
Supplemental information on cash flows, is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Cash paid for:
Interest	$24,239	$24,642	$17,134
Income Taxes	21,814	44,676	39,432
NOTE 13 — Quarterly Results of Operations (unaudited):
The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2007 and 2006.
(In thousands, except per share data)

	First	Second	Third	Fourth		For the
	Quarter	Quarter (2)	Quarter (2)	Quarter (2)		Year
2007
Net revenue	$113,959	$111,025	$108,083	$118,317		$451,384
Operating income	7,262	16,618	19,686	19,741		63,307
Net income	715	6,897	8,452	8,304		24,368
Net income per share:
Basic
Common stock	0.01	0.08	0.10	0.10		0.28
Class B Stock	0.02	—	—	—		0.02
Diluted
Common stock	0.01	0.08	0.10	0.10		0.28
Class B Stock	0.02	—	—	—		0.02
2006
Net revenue	$125,027	$134,461	$118,485	$134,112		$512,085
Operating (loss) income	(140)	26,717	23,836	(486,393	)(1)	(435,980)
Net (loss) income	(3,527)	12,170	10,484	(488,580)		(469,453)
Net (loss) income per share:
Basic
Common stock	(0.04)	0.14	0.12	(5.68)		(5.46)
Class B Stock	0.08	0.08	0.08	0.02		0.26
Diluted
Common stock	(0.04)	0.14	0.12	(5.68)		(5.46)
Class B Stock	0.08	0.08	0.08	0.02		0.26

(1)	The Company recorded a goodwill impairment charge of $515,916 in the fourth quarter of 2006.

(2)
In the third quarter and second quarter of 2007, the Company recorded net adjustments of approximately $1,000 that had the effect of increasing net income and net adjustments of approximately $1,000 that had the effect of reducing net income, respectively. These adjustments were primarily comprised of the reversal of expense accruals offset by predominantly billing/revenue adjustments in the third quarter and overaccruals in the second quarter. In the fourth quarter, the Company recorded an adjustment of approximately $500 that had the effect of increasing net income related to an error in calculating the Company’s health care accrual. It had no impact on the full year results. The Company does not believe these adjustments are material to its Consolidated Financial Statements for the year ended December 31, 2007, any of the quarters in 2007 or any prior period’s consolidated financial statements. As a result, the Company has not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
NOTE 14 — Subsequent Events:
On March 3, 2008, the Company closed the transactions contemplated by the Master Agreement dated October 2, 2007 between the Company and CBS Radio. See Note 2 “Related Party Transaction” for a description of the Master Agreement and all warrants previously issued to CBS Radio were cancelled on that date.
On March 3, 2008, the Company announced the closing of the sale and issuance of 7,143 shares of Company Common stock to Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC, at a price of $1.75 per share for an aggregate purchase amount of $12.500. At the Company’s option, Gores has agreed to purchase: (i) up to an additional 7,143 shares of common stock at $1.75 per share and (ii) between $50,000 and $75,000 of 7.5% Series A Convertible Preferred Stock with an initial conversion price of $3.00 per share and Warrants (issued in three tranches) to purchase up to 10,000 shares of Company Common stock, such Warrants to be exercisable at $5.00/share, $6.00/share and $7.00/share, respectively. The issuance of the Preferred Stock is subject to obtaining shareholder approval. On March 10, 2008, the Company notified Gores that it was exercising its option to issue and to sell Gores an additional 7,143 shares of Common stock at $1.75 per share (it is currently anticipated such sale will close on or before March 24, 2008).
On January 11, 2008 and February 25, 2008, the Company entered into Amendment No. 2 and Amendment No. 3, respectively (the “Facility Amendments”) to the Facility, dated as of March 3, 2004, between Westwood One, Inc., the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended, restated or supplemented. Under the terms of the Facility Amendments and the Security Documents (as such term is defined in Amendment No. 2), the Company and each of its subsidiaries pledged and granted a security interest in all of such parties’ assets to the Collateral Trustee, for the benefit of the Lenders and the holders of the Company’s Notes.
Most provisions of the Facility Amendments became effective on February 28, 2008, however, the CBS-related provisions became effective on March 3, 2008.
On February 28, 2008, the following changes to the Facility, among others, became effective (capitalized terms used below but not defined have the meaning set forth in the Facility):
•	The Total Debt Ratio covenant will remain at 4.00 to 1 through February 28, 2009;

•	the Revolving Credit Commitments were reduced from $125 million to $75 million;

•
a Mandatory Prepayments covenant was added which provides that twenty percent (20%) of net cash proceeds from any Equity Issuance will be used to prepay the Loans outstanding under the Facility and upon payment in full of the Term Loans and the termination of the Term Loan Commitments, applied to permanently reduce the Revolving Credit Commitments;

•	the general basket permitting the payment of dividends and stock repurchases in an amount of up to $36 million was eliminated from the Restricted Payments covenant; and

•
the Company’s ability to make: (i) $5 million in new Investments (not consisting of Company stock) in Unrestricted Subsidiaries; (ii) loans to officers and directors and (iii) purchases of capital stock of commercial radio businesses were each eliminated from the Investments, Loans and Advances covenant.

On March 3, 2008, the provision deeming termination of the Management Agreement an event of default and all references to Infinity, INI, the Management Agreement and Management Fees were deleted from the Credit Agreement.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Amounts outstanding under the Facility will bear interest at a variable interest rate at a maximum of: (x) the prime rate plus an applicable margin of 0.75% or (y) LIBOR plus an applicable margin of 1.75%, at the Company’s option. Except as expressly provided in the Credit Agreement Amendments, all provisions of the Facility remain unmodified and continue in full force and effect.
On February 28, 2008, the Company and the holders of the Notes entered into a First Amendment (“First Amendment”) to the Note Purchase Agreement, dated as of December 3, 2002, by and between the Company and the Noteholders. Capitalized terms used but not defined below have the meaning set forth in the First Amendment.
The First Amendment, among other things, added certain provisions to the Note Purchase Agreement relating to the grant of a security interest in the Collateral and to Amendment No. 2 to the Facility (described above). The First Amendment also eliminates the restriction on modifying the Management Agreement set forth in the Note Purchase Agreement.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to Costs	Write-offs and	End of
	Period	And Expenses	Other Adjustments	Period

2007	$4,387	$139	$(924)	$3,602

2006	$2,797	$2,323	$(733)	$4,387

2005	$2,566	$2,031	$(1,800)	$2,797

EXHIBIT INDEX

Exhibit
No.	Description
21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

+	Filed herewith.

***	Furnished herewith.