Form 10-K/A
period 2007-12-31
WESTWOOD ONE INC /DE/
filed 2008-04-29
CIK 771950

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008 (the “Original 10-K”). This amendment replaces the information previously incorporated by reference in Part III of the Original 10-K with the actual text for Part III of Form 10-K.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The directors of the Company, as of April 15, 2008 are listed below. The Company’s Board of Directors (referred to in this Part III only as the “Board”) is divided into three classes (Class I, II, and III), each class serving for three-year terms, which terms are staggered and expire as indicated below. Each director’s class, the committees on which he serves, his age as of April 30, 2008 and the year he became a director of the Company is indicated below.

					Committee Assignments
							Nominating
							and	Strategic
Name		Director		Term	Audit	Compensation	Governance	Review
(I = Independent)	Age	Since	Class	Expires	Committee	Committee	Committee	Committee

Thomas F.X. Beusse	41	2008	I	2010
Albert Carnesale (I)	71	2005	II	2009			*	*
David L. Dennis (I)	59	1994	II	2009		*	**	**
Gerald Greenberg (I)	65	1994	III	2008	*	**	*	*
Grant F. Little, III (I)	43	2006	II	2009	**			*
H. Melvin Ming (I)	63	2006	III	2008	*			*
Norman J. Pattiz	65	1974	I	2010
Joseph B. Smith (I)	80	1994	I	2010		*		*

*	Member

**	Chair
The principal occupations and professional background of the eight directors are as follows:
Mr. Beusse — has been a director of the Company since January 1, 2008, when he was named President and CEO of the Company. Mr. Beusse served as the President of Time4 Media from January 2006 to March 2007 at which time the division was sold by Time Inc. From March 2001 to October 2005, he held various positions at Rodale, Inc., ranging from Senior Vice President of Rodale Sports Group (March 2001 to November 2001) to President Men’s Health/Sports Content Group (December 2001 to December 2004) and President of Magazine Publishing until October 2005.

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
Mr. Ming — has been a director of the Company since July 7, 2006. Since October 2002, Mr. Ming has been the Chief Operating Officer of Sesame Workshop, the producers of Sesame Street and other children’s educational media. Mr. Ming joined Sesame Workshop in 1999 as the Chief Financial Officer. Prior to joining Sesame Workshop, Mr. Ming was the Chief Financial Officer of the Museum of Television and Radio in New York from 1997 to 1999; Chief Operating Officer at WQED in Pittsburgh from 1994-1996; and Chief Financial Officer and Chief Administrative Officer at Thirteen/WNET New York from 1984 to 1994. Mr. Ming is a CPA and graduated from Temple University in Philadelphia, PA.
Mr. Pattiz — founded the Company in 1974 and has held the position of Chairman of the Board since that time. He was also the Company’s Chief Executive Officer until February 3, 1994. From May 2000 to March 2006, Mr. Pattiz served on the Broadcasting Board of Governors of the United States of America, which oversees all U.S. non-military international broadcast services. As chairman of the Middle East committee, he was the driving force behind the creation of Radio Sawa, the BBG’s 24/7 music, news and information radio network, and Alhurra Television, the U.S. sponsored, Arabic language satellite TV channel to the entire Middle East. Mr. Pattiz has served as a Regent of the University of California since September 2001, and chairs the Regents’ Oversight Committee of the Department of Energy Laboratories. He also serves on the Board of the Annenberg School for Communication at the University of Southern California, the Board of Trustees of the Paley Center for Media and is past president of the Broadcast Education Association. He is a member of the Council on Foreign Relations and the Pacific Council on International Policy. He is Director of the Office of Foreign Relations of the Los Angeles Sheriff’s Department, and serves on the Region 1, Homeland Security Advisory Council.
Mr. Smith — has been a director of the Company since May 24, 1994. He was previously a director of the Company from February 1984 until February 3, 1994. Since April 1993, Mr. Smith has been the President of Unison Productions, Inc., through which he serves as an industry consultant involved in a number of projects in the entertainment business.

Named Executive Officers
The following is a list of the Company’s Chief (Principal) Executive Officer, Chief (Principal) Financial Officer, and the three most highly compensated of the Company’s executive officers (excluding the CEO and CFO) using the SEC’s methodology for determining “total compensation”. Such individuals are referred to in this report as the Company’s “named executive officers” (or “NEOs”) for 2007, to whom the Compensation Discussion and Analysis appearing below relates. As previously noted, on July 12, 2007, Mr. Zaref’s employment with the Company ceased, and on July 16, 2007, Gary J. Yusko became the Company’s Chief Financial Officer and Principal Accounting Officer, making him a named executive officer for fiscal year 2007. Additionally, on July 10, 2007, Mr. Hillman became the Company’s Chief Administrative Officer (or CAO), in addition to his other positions listed below. Finally, as previously disclosed in a Form 8-K filed with the SEC on January 11, 2008, Mr. Beusse was named President and CEO on January 8, 2008, replacing Mr. Kosann, a CBS employee.

Named Executive Officer	Position

Norman J. Pattiz	Chairman of the Board

Thomas F.X. Beusse	Chief Executive Officer and President (as of January 8, 2008)

Peter Kosann	Chief Executive Officer and President (through January 8, 2008)

Gary J. Yusko	Chief Financial Officer and Principal Accounting Officer (as of July 16, 2007)

Andrew Zaref	Executive Vice President and Chief Financial Officer (through July 12, 2007)

David Hillman	Chief Administrative Officer (as of July 10, 2007); Executive Vice President, Business Affairs and General Counsel

Paul Gregrey	Executive Vice President, Sales, Network Division
The professional background of the named executive officers for fiscal year 2007 who are not also directors of the Company follows:
Gary J. Yusko
Gary J. Yusko (age 53) serves as the Company’s Chief Financial Officer and Principal Accounting Officer and is responsible for the Company’s financial affairs. Prior to re-joining the Company in July 2007, Mr. Yusko was the CFO of Alloy, Inc., a provider of non-traditional media programs researching targeted consumer segments, a position he held since March 2006. Mr. Yusko also held the position of Senior Vice President — Finance for Intralinks, Inc., a virtual workspace provider, from August 2005 though March 2006. Prior to that time, Mr. Yusko served in various executive positions for the Company for nearly 20 years, most recently as the Company’s Executive Vice President of Financial Operations in 2004 and Senior Vice President — Financial Operations from 1987 to the end of 2003. During such period, Mr. Yusko also served as the Company’s Secretary and Assistant Treasurer.
Andrew Zaref (Mr. Zaref’s employment with the Company ceased on July 12, 2007)
Andrew Zaref (age 42) served as the Company’s Executive Vice President and Chief Financial Officer through June 12, 2007. Prior to joining the Company in such position in January 2004, Mr. Zaref served as an Audit Partner in the Information, Communications and Entertainment practice of KPMG LLP. While at KPMG, Mr. Zaref played a key role in advising numerous high profile media and technology clients. Mr. Zaref is a CPA licensed in New York State.

David Hillman
David Hillman (age 39) serves as the Company’s Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel. Mr. Hillman joined the Company in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006 and Chief Administrative Officer on July 10, 2007.
Paul Gregrey
Paul Gregrey (age 48) serves as the Company’s Executive Vice President, Sales, Network Division, a position he has held since May 2003. Mr. Gregrey joined the Company in 1999 as a Vice President in the Network, Western Sales division in Los Angeles and from June 2000 to May 2003, served as a Senior Vice President in the Network, Eastern Sales division in New York.
There is no family relationship between any Company director and named executive officer.
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
Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2007 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.
Code of Ethics
The Company has a written policy entitled “Code of Ethics” that is applicable to all employees, officers and directors of the Company. In addition to its Code of Ethics, the Company has a Supplemental Code of Ethics for its Chief Executive Officer and Chief Financial Officer. Both the Code of Ethics and the Supplemental Code of Ethics are available on the Company’s website (www.westwoodone.com) and are available in print at no cost to any shareholder upon request by contacting the Company at (212) 641-2000 or sending a letter to 40 West 57th Street, New York, NY 10019, Attn: Secretary.
Changes to Director Nomination Procedures
No material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.
Committees of the Board
The Board of Directors has an Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategic Review Committee. The Board has adopted a written charter for each of the committees, with the exception of the Strategic Review Committee which has no charter. The full text of each committee charter and the Company’s Corporate Governance guidelines are available on the Company’s website at www.westwoodone.com and are available in print free of charge to any shareholder upon request. Committee membership is composed entirely of non-employee, independent members of the Board of Directors, such determination of independence having been made pursuant to NYSE listing standards. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel.

The Audit Committee
The current members of the Audit Committee are Messrs. Little (Chair), Greenberg and Ming. Mr. Smith served as a member of the Audit Committee during fiscal year 2007 until his resignation on September 13, 2007. Pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”) and the NYSE listing standards, Messrs. Greenberg, Little and Ming meet the requirements of independence proscribed thereunder. In addition, the Board has determined that Mr. Little is an “audit committee financial expert” pursuant to SOX and the NYSE listing standards. For further information concerning the qualifications of Mr. Little as an “audit committee financial expert,” see his biography which appears above under the heading entitled “Directors” in this Item 10.
The Audit Committee is responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan and audit fees; and reviewing the Company’s financial statements and related disclosures. The Audit Committee meets separately with senior management of the Company, the Company’s General Counsel, the Company’s internal auditor and its independent registered public accounting firm on a regular basis. For additional information on the Audit Committee’s role and its oversight of the independent registered public accounting firm during 2007, see “Report of the Audit Committee.” There were nine meetings of the Audit Committee in 2007.
The Compensation Committee
The current members of the Compensation Committee are Messrs. Greenberg (Chair), Dennis and Smith. Each of the members of the Committee is independent within the meaning of the Company’s Corporate Governance Guidelines and the listing standards of the NYSE.
The Committee has the following responsibilities pursuant to its Charter (a copy of which is available on the Company’s website at www.westwoodone.com):
•	Establish, oversee and recommend to the Board the implementation of overall compensation policies for executive officers as well as for compensation provided to officers and the Chairman of the Board;

•	Review and approve corporate goals and objectives relative to the compensation of executive officers;

•	Review the results of and procedures for the evaluation of other executive officers by the Chief Executive Officer;

•	At the direction of the Board, establish compensation for the Company’s non-employee directors; and

•	Oversee the administration of all qualified and non-qualified employee compensation and benefit plans, including stock incentive plans.
In carrying out its responsibilities, the Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate. There were seven meetings of the Compensation Committee in 2007.
The Nominating and Governance Committee
The current members of the Nominating and Governance Committee are Messrs. Dennis (Chair), Carnesale and Greenberg. Each member of the Nominating and Governance Committee meets the independence requirements of the NYSE. The Nominating and Governance Committee is responsible for overseeing the development and implementation of the Company’s policies and practices with regard to corporate governance. The Nominating and Governance Committee is charged with recommending possible qualified candidates to the Board for election as directors of the Company and to recommend a slate of directors that the Board proposes for election by shareholders at the annual meeting. The Nominating and Governance Committee will also consider, at meetings of the Nominating and Governance Committee, those recommendations by shareholders which are submitted, along with biographical and business experience information, to the Nominating and Governance Committee at the Company’s principal executive office. There was one meeting of the Nominating and Governance Committee in 2007.

The Strategic Review Committee
The current members of the Strategic Review Committee are Messrs. Dennis (Chair), Carnesale, Greenberg, Little, Ming and Smith. Each member of the Strategic Review Committee meets the independence requirements of the NYSE. The Strategic Review Committee is responsible for reviewing and evaluating strategic alternatives with a view towards whether any or a combination of strategic alternatives are in the best interests of the Company and its stockholders. Members of the Strategic Review Committee were actively involved in the discussions with CBS Radio regarding the modification and/or extension of the Company’s agreements and arrangements with CBS Radio and the investment by Gores Radio Holdings, LLC (together with certain related entities “Gores”), an entity managed by The Gores Group, LLC. The Strategic Review Committee also has a working group, whose members consist of Messrs. Dennis (Chair), Little and Ming. There were fourteen (14) meetings of the Strategic Review Committee and twenty-nine (29) meetings of the Strategic Review Committee’s working group in 2007.
The Board may from time to time, establish or maintain additional committees as necessary or appropriate.
Additionally, we have submitted to the NYSE a certification by our Chief Executive Officer that as of January 2, 2008, he is not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following narrative is describes how the Company determined compensation for its named executive officers (referred to as NEOs or executives below), including the elements of their compensation and how the levels of their compensation were determined and by whom. When references are made to “key employees,” we are referring to a broader group of senior managers, such as department heads, who may be eligible for a particular compensation element. Finally, references to the “executive team” or “management” mean the Chief Executive Officer, Chief Financial Officer and General Counsel. The information provided below is for fiscal year 2007, except that references are made below to the Company’s employment agreement with Thomas F.X. Beusse, who became the Company’s Chief Executive Officer and President on January 8, 2008 and the terms of Amendment No. 3 to the Company’s employment agreement with Norman J. Pattiz, the Company’s Chairman of the Board, which amendment became effective on January 8, 2008. The terms of Mr. Beusse’s employment agreement and Amendment No. 3 to Mr. Pattiz’s employment agreement are consistent with the narrative included below regarding the Company’s objectives and practices related to compensation matters.
Overview
The Company’s Compensation Committee (referred to in this narrative as the “Committee” or as the “Compensation Committee”), which is comprised of three independent directors, was and is primarily responsible for determining the compensation of the Company’s NEOs on an annual basis. The Committee exercised its responsibility primarily by determining two key “discretionary” components of NEO compensation: the discretionary annual bonus, payable in cash, if any, and the annual equity compensation award, if any, based on management’s recommendation (in the case of the then CEO, based on CBS Radio’s recommendation) to the Committee. Depending on the circumstances and as described in greater detail below, the Committee is generally involved in determining NEOs’ base salaries, which typically are set when a NEO enters into an employment agreement with the Company. The Committee is aided in its decision-making process by its independent, nationally recognized compensation adviser, the Semler Brossy Consulting Group (“SBCG”), which reports directly to the Committee Chair and performs no other work for the Company. SBCG has been the adviser to the Committee since 2003. When appropriate the Committee also directly receives legal advice from its outside legal counsel. CBS Radio, which owns 15.8% of the Company (taking into account the 14,285,714 shares of Common Stock the Company issued to Gores) and which under a long standing management agreement managed the Company until March 3, 2008, played a significant role in reviewing, recommending and establishing NEO’s compensation in fiscal years 2006 and 2007, as described below. As the manager of the Company (until March 3, 2008), CBS Radio employed the Company’s CEO, Mr. Kosann, and pursuant to its employment agreement with the CEO, CBS Radio determined the CEO’s base salary and potential discretionary annual bonus. With respect to Mr. Beusse, who was hired while CBS Radio was the manager of the Company, CBS Radio consented to Mr. Beusse’s employment as the Company’s CEO, and agreed to reimburse the Company for Mr. Beusse’s salary through the closing date of the Master Agreement (which occurred on March 3, 2008).

In general, the Committee seeks to provide appropriate and reasonable levels of compensation to its NEOs. The Company strives to be competitive with pay opportunities of comparable companies in the media industry, while accounting for individual performance and the overall performance of the Company. The Company provides minimal perquisites, consisting mainly of reimbursements for parking and car allowances. The Company does not currently provide to its executives any other types of perquisites, including supplemental pension plans or other deferred compensation arrangements.
Objectives
The objective of the Company’s executive compensation policy (which affects NEOs) has been to attract, retain and motivate management in a manner that is in the best interests of the Company’s shareholders. The Committee believes that equity compensation awards are important contributors to the attraction, retention and motivation of the Company’s executives and more closely aligns the interest of executives and management to the interests of the Company’s shareholders. The Committee has established the following objectives when determining the compensation for NEOs:
Pay for Performance. Corporate goals and objectives, and the progress made in achievement thereof, both as such goals and objectives have been presented by management and as expressed by CBS Radio, as manager of the Company, and the Board should be a key consideration in any pay decisions;
Be Competitive. Total compensation opportunities for the NEOs generally should be competitive with comparable companies in the industry, in order to attract and retain needed managerial talent;
Align Long-term Interests of Executives with Shareholder Interests. Elements of compensation should be structured to give substantial weight to the future performance of the Company in order to better align the interests of the Company’s shareholders and NEOs; and
Attract and Retain Key Employees. In the midst of a challenging business environment, the Committee believes that the best interests of the shareholders are served by remembering that an effective compensation program also reflects the value of attracting and retaining key employees and talent. In connection with the Company’s separation from CBS Radio and commencement of operating as an independent company, the Company is focused on re-investments in the business and attracting key talent. Beginning with the hiring of Thomas Beusse as the Company’s CEO and President, the Committee has placed a premium on attracting high-level talent, which the Committee anticipates will likely result in higher levels of cash and equity compensation granted to new executives upon their hiring in 2008.
Process and Roles of Parties
What is the timeline for establishing NEOs’ discretionary compensation?
The Committee generally discusses NEOs’ discretionary compensation during the period beginning with the last Board meeting of the year (customarily held in December) and ending with the first Board meeting after the announcement of Company’s earnings for the full year (customarily held in March). Between those meetings, the Company reports its year-end financial results and prepares a preliminary budget setting forth goals and objectives for the upcoming year. The CEO makes recommendations to the Committee for other NEOs’ discretionary annual bonuses and equity compensation awards, including the suggested allocation between stock options, on the one hand, and restricted stock or restricted stock units (RSUs), on the other. Before management makes its recommendations to the Committee, the CEO historically reviewed them with a representative of CBS Radio, which acted as manager of the Company until March 3, 2008. The CEO does not make recommendations, review or otherwise participate in the process of determining his own discretionary compensation. Any proposal regarding the CEO’s discretionary compensation has been made by CBS Radio.

What are the roles of the various parties involved in the compensation process?
While the Committee ultimately is responsible for making most of the compensation decisions related to NEOs, it believes it is advisable to obtain management’s insight and input as well as the independent guidance of a third-party compensation adviser. Since the middle of 2003, SBCG has acted as such adviser to the Committee and has attended several of the Committee meetings as needed. SBCG advises the Committee as to the appropriateness and reasonableness of the awards of discretionary compensation, including with respect to companies comparable in size or otherwise similar to the Company. Its analysis may include such considerations as the form of award (cash, stock options, restricted stock or RSUs), the aggregate percentage of the Company’s stock being allocated (including how much stock remains issuable under the shareholder approved Company 2005 Equity Compensation Plan (the “2005 Plan”) and/or the Company’s 1999 Equity Compensation Plan (the “1999 Plan”)) and the present value of the award. The Committee receives significant input from management, as appropriate, and the Committee met separately with CBS Radio (when CBS Radio was the Company’s manager), to understand and factor into its decisions as full a picture of the relevant facts and circumstances as possible.
How large a role was played by CBS Radio, as manager of the Company through March 2008, in determining compensation to NEOs?
Through March 3, 2008, CBS Radio was involved in reviewing management’s recommendations regarding discretionary annual bonuses and equity compensation awards to key employees, including NEOs, prior to the submission of such proposal to the Committee. CBS Radio was then included in dialogue among the Committee, the Board and management regarding management’s recommendations. CBS Radio played a particularly significant role in the CEO’s and CFO’s compensation, as: (i) the Company’s CEO was compensated (in cash, not equity) pursuant to an employment agreement with CBS Radio (until Mr. Beusse was hired in January 2008 as described below), and not the Company, and (ii) the current CFO’s salary and bonus was paid by the Company but was partially reimbursed by CBS Radio, and such employment agreement was with, and was negotiated by, the Company in conjunction with CBS Radio.
However, as discussed elsewhere in this report, on March 3, 2008, the Management Agreement pursuant to which CBS Radio managed the Company was terminated. As a result, the Company’s CEO is no longer employed by, and the CFO’s compensation is not reimbursed by, CBS Radio. Accordingly, CBS Radio will not have the role described in this report in determining compensation in fiscal year 2008. Because the Master Agreement with CBS Radio was signed in October 2007, and the parties anticipated closing in the first quarter of 2008, unlike Mr. Kosann’s agreement, Mr. Beusse’s employment agreement was made directly with the Company. Under the terms of a consent agreement (a copy of which was filed with the SEC on January 10, 2008 as an exhibit to a Form 8-K), CBS Radio consented to Mr. Beusse’s employment as the Company’s CEO, and agreed to reimburse the Company for Mr. Beusse’s salary through the closing date of the Master Agreement (which occurred on March 3, 2008).
When do NEOs receive their discretionary compensation awards?
Beginning with awards made in 2007, the Company has made its annual discretionary compensation awards (i.e., annual bonus and equity compensation) to NEOs after the performance of the immediately preceding fiscal year, including year-end earnings, has been publicly reported and is known by Board members, including the Committee. The Committee has, in certain limited circumstances, made equity compensation awards at other times in connection with a new employee’s date of hire or in connection with a significant promotion (as with Mr. Hillman to CAO). While the Committee does not have a formal written policy on awarding equity compensation based on material non-public information, it has taken steps to try to ensure that it does not do so. While management generally proposes equity compensation awards for Company employees for the Committee’s consideration in January and/or February, the Committee has determined not to make equity compensation awards to key employees (including NEOs) until after the Company’s earnings for the most recent fiscal year end have been announced. In 2008, the Committee was mindful of the ongoing discussion with Gores and the impending closing of the CBS transaction, and determined equity compensation should not be awarded until after both transactions were announced. General awards of annual equity compensation (i.e., those not tied to a “special event” such as a promotion or extension of an employment agreement) for 2006 and 2007 were made by the Committee in March 2007 and March 2008, respectively.

What are the elements of compensation to NEOs?
There are three main components of compensation: (1) base salary; (2) discretionary annual bonus; and (3) equity compensation. The Company generally establishes a NEO’s base salary in the individual’s employment agreement, based generally on competitive pay levels, the Company’s internal pay structure and appropriate fixed pay to compensate sufficiently the NEOs for performing his/her duties and responsibilities. However, for the most part, all other payments (e.g., signing bonus, retention bonus, annual discretionary bonus, equity compensation awards) are wholly-discretionary and/or contingent on the NEO remaining with the Company. In the case of Messrs. Hillman and Gregrey, the Company awarded “retention bonuses” to retain the services of NEOs for multi-year periods. Mr. Yusko received a signing bonus which, subject to certain circumstances, is recoupable by the Company if he does not remain employed by the Company for two years. Mr. Beusse is guaranteed to receive a minimum of $300,000 for his 2008 bonus. However, with the exception of the foregoing, the Committee has believed discretionary annual bonuses should be used to reward a NEO’s outstanding individual performance and that NEOs are more appropriately compensated, motivated and rewarded (and more likely to remain at the Company) when bonuses are paid in cash in a lump sum after the year has ended. Equity compensation awards, on the other hand, are intended to provide a potential for upside should the Company’s performance improve over the long-term. Given the recent performance of the Company’s Common Stock, a larger portion of NEOs’ compensation has been their cash compensation (salary plus bonus) as compared to their equity compensation.
The following table shows the compensation awarded to each NEO for the 2007 performance year:

	Elements of Compensation (1)
Active 2007 NEOs	Salary		Bonus (2)	Equity Awards (3)	Total Compensation

Norman J. Pattiz	$400,000		—	$36,583	$436,583
Chairman of the Board
Gary J. Yusko	$207,692		$222,917	$145,950	$576,559
Chief Financial Officer
David Hillman	$373,846		$208,333	$145,950	$728,129
Chief Administrative Officer
Paul Gregrey	$370,050		$70,769	$52,542	$493,361
EVP — Sales, Network Div.

Former 2007 NEOs
Peter Kosann	$625,000		$150,000	$0	$775,000
Chief Executive Officer
Andrew Zaref	$270,833	(4)	$0	$0	$270,833
Chief Financial Officer

(1)	All amounts reported in this table have been rounded to the nearest dollar. Because perquisites are de minimis, such have not been included in the table above.

(2)
The amounts listed in the table under “Bonus” above reflect discretionary bonuses awarded in 2008 for 2007 performance. These also include, in the case of Mr. Yusko, a $100,000 signing bonus which will be earned over the first two years of Mr. Yusko’s agreement (or $22,917 from July 16, 2007 to December 31, 2007), in the case of Mr. Hillman, 33,333.36 of a retention bonus paid in 2006 and in the case of Mr. Gregrey, $30,769.20 of a retention bonus paid in 2006 (but in each case earned in 2007) as further described in footnotes 4 and 5 of the Summary Compensation Table. Pursuant to the terms of the Master Agreement between the Company and CBS Radio, the Company is required to reimburse CBS Radio one-half, or $75,000, of Mr. Kosann’s 2007 bonus.

(3)
The value listed in the table under “Equity Awards” above contains only the value of the equity awards (in accordance with FAS 123R) granted to the NEOs in March 2008 for 2007 performance and in the case of Mr. Pattiz, options and restricted stock granted in December 2007 pursuant to his employment agreement but not options granted to Mr. Pattiz in January 2008 as such options were not awarded for past performance. This amount is not the same amount disclosed in the Summary Compensation Table. As discussed in footnote 6 to the Summary Compensation Table, the amounts reported in columns (e) and (f) of such table represent the portion of total value ascribed to all stock and option awards, including those made in prior years, that was expensed by the Company in 2007 in accordance with FAS 123R.

(4)	Excludes amounts paid to Mr. Zaref after his termination.

How was the compensation of the Company’s new President and CEO determined and how does it differ from the compensation awarded to other NEOs?
In the fourth quarter of 2007, the Board commenced a search for a Company CEO, in anticipation of the termination of the Company’s Management Agreement with CBS Radio. Significantly, this CEO would be the first CEO hired, and employed, directly by the Company since 1994, when the Management Agreement with CBS Radio originally went into effect, and this new CEO would be tasked with growing the Company as an independent (non-CBS managed) company. A search firm was hired; after several months, a leading candidate was identified, and terms of employment were negotiated. The terms of his compensation, when compared to other NEOs’ employment agreements, are distinguishable in a number of significant ways:
1.	Mr. Beusse received on his date of hire options to purchase an aggregate of 1,000,000 shares of Company Common Stock;

2.
If Mr. Beusse’s employment is terminated by the Company or by him for good reason upon or within twenty-four months following a change in control other than for a cause event, all of his equity compensation vests and becomes exercisable in full (the terms good reason, cause and change in control are defined in Mr. Beusse’s employment agreement and a summary of such terms is set forth below under the heading entitled “Employment Agreements — Defined Terms: Cause, Good Reason, Change in Control”);

3.	Mr. Beusse is entitled to a severance payment ($1,900,000) that is larger than the severance provided to other NEOs in the event he is terminated other than for a cause event, or for good reason;

4.
Mr. Beusse will receive a 280G gross-up payment in certain instances to indemnify Mr. Beusse for the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code for payments due under Mr. Beusse’s employment agreement that exceed the 280G limitations of the Code.

Committee members worked intensively over the course of a number of weeks, and met several times to negotiate and structure the terms of Mr. Beusse’s employment agreement. They were assisted by the Committee’s compensation adviser and their outside legal counsel. The amount of Mr. Beusse’s equity compensation award upon signing was a topic of significant discussion. The 1,000,000 stock option award represented nearly 1% of the Company’s outstanding Common Stock on a fully-diluted basis and based solely on this number, was on the high-end of equity compensation awards made to CEOs in the industry. However, the Committee took into account the following in determining the stock option award was appropriate: (1) Mr. Beusse’s base salary ($700,000 for three years) and 2008 bonus guarantee ($300,000) were average for CEOs in the industry; (2) future bonus payments and equity compensation awards would be made in the sole discretion of the Committee based on the achievement of performance goals; and (3) the stock option award had a value in the middle of the range of other awards made to other CEOs in the industry, in large part because of the Company’s depressed share price. The size of the award and the accelerated vesting provisions applicable to his equity compensation were also critical components to securing Mr. Beusse’s employment. Given the Company’s ongoing strategic process (which was disclosed in the Company’s filings with the SEC), change in control provisions were substantially negotiated. In addition, as noted elsewhere, the Committee designated one-half of the award as a “material inducement grant” under NYSE rules.
Finally, because the Committee wished to secure a material non-compete from Mr. Beusse in the event of his termination, the Committee agreed to a $1.9 million severance payment contingent on obtaining a release from Mr. Beusse and his agreement not to compete with the Company for two years. Given such payment and the accelerated vesting provisions of Mr. Beusse’s equity compensation upon certain termination events, the Company provided Mr. Beusse with a 280G gross-up payment so that any taxes associated with such payments would be borne by the Company, and not Mr. Beusse. However, the Committee also negotiated that if the total benefits payable to Mr. Beusse upon a change in control do not exceed 110% of the maximum amount that could be paid to Mr. Beusse without the imposition of any excise tax, then the benefits would be reduced so no excise tax was payable and no 280G payment would be made.

How does the Committee determine the allocation between the elements of compensation?
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
As stated in the “Overview” the Committee customarily has not been significantly involved in the structuring of employment agreements which set forth a NEO’s base salary, although the Company reviews and ultimately approves such employment agreements (other than the employment agreement between the CEO and CBS Radio when Mr. Kosann was CEO). Recently, the Committee took an active role in structuring employment agreements in the following instances: Amendment No. 3 to the employment agreement for the Company’s Chairman (Mr. Pattiz), the employment agreements for the CEO (Mr. Beusse) and CFO (Mr. Yusko) and Amendment No. 2 to the employment agreement for Mr. Hillman when he became CAO in July 2007. Mr. Yusko was hired, and Mr. Hillman was appointed CAO, at approximately the same time the Board and CBS Radio reached an agreement on the terms of Mr. Kosann’s ultimate separation from the Company. Given that Mr. Kosann’s departure was announced in July 2007, the Board determined Mr. Yusko and Mr. Hillman should serve increased management functions until a replacement CEO was hired. This was a key factor in appointing Mr. Hillman to the position of CAO and increasing his base salary effective with such appointment and in providing Mr. Yusko (who was previously employed by the Company from 1987 to 2006) with equity compensation and a cash signing bonus upon his execution of an employment agreement.
Both Mr. Hillman’s original employment agreement (executed in 2004) when he was appointed General Counsel and Mr. Gregrey’s original employment agreement (executed in 2003) when he was appointed EVP, Network Sales were negotiated by the Company’s CEO, in part because they were not new executive hires. Both individuals have been employed by the Company for several years (since 2000 and 1999, respectively) and other than incremental increases in their base salaries and their change in title, their agreements did not change in any material respect.
Discretionary Annual Compensation Bonus
In 2007, with the exception of the Company’s Chairman, NEOs were eligible to receive discretionary annual bonuses and their employment agreements provide a target amount for which they are eligible (Mr. Pattiz’s employment agreement does not provide for a bonus). While the bonus amounts differ from agreement to agreement, all such bonuses are in the sole and absolute discretion of the Board of Directors or its Committee or their designee.
Each year, management makes a recommendation regarding discretionary bonuses and equity compensation for key employees to the Committee. Upon receipt of management’s recommendations, the Committee reviews with management its suggestions about the management team, and then confers with its compensation adviser and with CBS Radio. After reviewing its decisions with the full Board and taking into account the views expressed by members of the Board, the Committee makes its final determination. The Committee also takes into account a NEO’s base salary and views cash compensation as a whole when making its bonus determinations.

In 2006, the Company experienced a 34.9% decrease in EBITDA when compared to 2005 and a significant decline in its stock price, which played a significant role in the levels of annual (cash) discretionary bonuses awarded to NEOs in 2006. This trend continued in 2007 as the Company experienced a 15% decrease in EBITDA when compared to 2006 and a material decline in its stock price. However, unlike 2006, when the actual bonuses paid to the NEOs were substantially below their target amounts, the Committee believed in 2007 that Messrs. Yusko and Hillman should be compensated for their role in negotiating and closing the Master Agreement with CBS Radio and providing such information and counsel as requested of them in connection with the Company’s strategic review process, which culminated in the Company’s execution of a purchase agreement with Gores, as described above. The Committee determined that Mr. Yusko’s bonus (as a % of target) should be viewed in the context of his having re-joined the Company after the first half of the year (on July 16, 2007). Mr. Kosann, who served as the Company’s CEO for all of 2007 received the same bonus as in 2006 in large part because of the terms of his separation from the Company. Mr. Zaref whose employment with the Company ceased in July 2007, did not receive a bonus for fiscal year 2007.

Active 2007 NEOs	Target Bonus (1)	Bonus Paid		% of Target
Norman J. Pattiz, Chairman of the Board	n/a	n/a		n/a
Gary J. Yusko, Chief Financial Officer	$315,000	$200,000	(2)	63.5%
David Hillman, Chief Administrative Officer	$135,000	$175,000		129.6%
Paul Gregrey, EVP — Sales, Network Div.	$275,000	$40,000		14.5%

Former 2007 NEOs
Peter Kosann, Chief Executive Officer	$600,000	$150,000		25.0%
Andrew Zaref, Chief Financial Officer	$350,000	n/a		n/a

(1)
As set forth in such NEO’s employment agreement. Mr. Pattiz’s employment agreement does not specify a target bonus. While Mr. Zaref’s employment agreement specifies a target bonus, the Committee did not award him a bonus for 2007 as the bonus is discretionary.

(2)
As discussed elsewhere in this report, until the termination of the Management Agreement, CBS Radio reimbursed the Company for Mr. Yusko’s salary and bonus. CBS Radio reimbursed the Company for $125,000 of such amount.

While the Committee does not have a written policy regarding bonuses payable upon attaining certain financial metrics, all members of management were judged on the basis of the Company’s overall performance and to the extent applicable, on their individual performance and the performance of departments over which they exercise substantial control. The Committee took into account the Company’s revenue, net income, cash flow and stock price when analyzing Company performance, while simultaneously recognizing the current challenges in the radio industry and the culmination of a year-long discussion with CBS Radio to modify and extend the various agreements between CBS Radio and the Company. In the case of Mr. Hillman, the Committee also took into account the increased responsibilities assumed by Mr. Hillman in July 2007 in connection with his promotion to CAO.
Equity Compensation
Equity is a critical component of the Company’s compensation plan. Equity compensation awards are made under the Company’s 2005 Plan or 1999 Plan, customarily on an annual basis. The Company and the Committee believe that equity compensation provides the greatest long-term value potential to both the Company and its employees in creating long-term growth and success for employees and shareholders alike. Aside from promoting retention and incentivizing management, the Company, where appropriate, uses equity, rather than cash, as a signing bonus to management-level individuals hired by the Company. The Company believes that equity compensation serves as a critical tool for attracting and retaining key talent. A total of 9.2 million shares were made available for issuance under the 2005 Plan. As of March 31, 2008, approximately 3.2 million of such shares remain available for issuance by the Company under the 2005 Plan, and approximately 2.9 million shares remain available for issuance under the 1999 Plan until March 31, 2009.

In March 2008 (for services rendered in 2007), the Committee determined to make all equity grants awarded at that time in the form of stock options, as opposed to a combination of restricted stock and stock options, and issued such under the 1999 Plan. Having become an independent company, entered into a new long-term distribution arrangement with CBS Radio and secured a significant level of financing from Gores, the Company has recently expressed an interest in making selective investments in the Company. Given the foregoing and the roles of Messrs. Yusko and Hillman in such, Messrs. Yusko and Hillman received significant stock option awards, compared to other employees of the Company.
•	Gary J. Yusko — received in March 2008 a stock option to purchase 175,000 shares of Common Stock

•	David Hillman — received in March 2008 a stock option to purchase 175,000 shares of Common Stock

•	Paul Gregrey — received in March 2008 a stock option to purchase 63,000 shares of Common Stock

•
Norm Pattiz — received 8,333 RSUs and a stock option to purchase 25,000 shares of Common Stock in December 2007 pursuant to his employment agreement (prior to its being amended by Amendment No. 3 in January 2008)

In connection with the various new employment agreements and/or amendments to existing arrangements, the following awards were made to NEOs during 2007 and early 2008 in order to provide significant incentives and retention value to NEOs as well as further align the interests of NEOs with our shareholders:
•
Gary J. Yusko — received 65,000 shares of restricted stock and a stock option to purchase 75,000 shares of Common Stock in July 2007 upon entering into his employment agreement. The restricted stock was issued in two awards, one of which (15,000 shares of restricted stock) was issued with a two-year stock vest.

•	David Hillman — received 15,000 shares of restricted stock with a two-year vesting period in July 2007 upon executing Amendment No. 2 to his employment agreement.

•
Norm Pattiz — received a stock option to purchase 250,000 shares of Common Stock with a three-year vesting period in January 2008 upon executing Amendment No. 3 to his employment agreement, which extended the term of Mr. Pattiz’s employment as Chairman of the Board through June 15, 2009. This helped provide continuity after the termination of CBS Radio as manager of the Company and the changes in the Company’s CEO and CFO in January 2008 and July 2007, respectively.

•
Thomas F.X. Beusse — received stock options to purchase an aggregate of 1,000,000 shares of Common Stock with a three-year vesting period in January 2008 and in connection with entering into his employment agreement as a material inducement for Mr. Beusse to join the Company. Although not a NEO for 2007, Mr. Beusse became the Company’s CEO and President on January 8, 2008.

Payments Upon Termination
Certain NEOs are entitled to cash payments upon various termination scenarios, including upon a change in control, death or disability, good reason, or termination without cause. These payments are more particularly described under the table entitled “Potential Payments upon Termination or Change in Control”; the summaries of employment agreements that follow under the heading entitled “Employment Agreements”; and the narrative that follows regarding such payments. The Company does not have any arrangements with its NEOs, written or otherwise, for 280G “gross-up” or similar type payments, with the exception of Mr. Beusse (not a NEO in 2007), the terms of which are set forth under the section entitled “Employment Agreements” below. In the case of death or disability, only Mr. Pattiz is entitled to a payment in excess of any accrued salary, bonus or benefits.
Duration of Vesting Term
In March 2007, the Committee set the vesting period of equity compensation awarded as part of the annual grant to employees in 2007 at three years, and maintained this vesting period in 2008 for awards made as part of the 2008 annual grant to employees. As noted above, both Messrs. Yusko and Hillman received a one-time grant of equity compensation which vests over two years in connection with their appointments as CFO and CAO, respectively. The Committee viewed the two-year vesting term of such grants as a special circumstance because of Messrs. Yusko’s and Hillman’s roles in the CBS and Gores transactions as discussed above. Once granted, an employee is entitled to the benefits of such award upon vesting, provided, such employee remains employed by the Company for the duration of the vesting period.

Stock Options
2005 Plan. From the executive’s perspective, stock options only have value if the Company’s stock price increases after the date the stock options are granted, and their value is measured only by the increase in the stock price. Under the 2005 Plan, various forms of full value share equity compensation awards are available, including restricted stock, restricted stock units, performance shares and deferred stock. For all full value shares, each share granted is worth more than an option share, since the value of such share is measured by the actual stock price, not just the increase in the stock price. For this reason, the 2005 Plan calls for the share authorization to be reduced by three option shares for every full value share issued. The Committee believes that stock options remain a useful management incentive tool, and made stock options the sole component of equity compensation grants in March 2008, in part because of the steep decline in the Company’s stock price in 2007, and made those awards under the 1999 Plan.
1999 Plan. In part because of the depressed stock price, and in part because of the limited number of shares available for issuance under the 2005 Plan (particularly after taking into account the aggregate 750,000 stock options awarded to Messrs. Pattiz and Beusse in January 2008 under the 2005 Plan), the equity compensation awards made in March 2008 as part of the annual equity compensation awards to employees were granted under the terms of the 1999 Plan. Issuing the stock options under the 1999 Plan does not change in any material respect any rights of the awardees with respect to the stock options. The awards made under such plan also expressly incorporate the defined terms “cause” and “change in control” and the effect of such terms from the 2005 Plan. Unless expressly negotiated otherwise, unvested stock options continue to be forfeited upon an employee’s termination, including by death or disability. In addition, any outstanding options that were issued in March 2008 under the 1999 Plan, like those previously issued under the 2005 Plan, will vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan) has occurred.
Restricted Stock, RSUs
As mentioned above, the Company began to include restricted stock and RSUs in its equity compensation awards in May 2005, after the 2005 Plan was approved by Company shareholders. In general, only NEOs and the directors have received RSUs which gives the recipient the right to defer the receipt/payment of the stock; all other key employees, including NEOs, have received restricted stock. Generally speaking, restricted stock and RSUs are substantially similar awards, except that while a participant receives full voting and economic rights of the shares of restricted stock upon receipt of the grant, a participant does not receive such rights upon the grant of a RSU because the payment of shares underlying a RSU is delayed until vesting. While dividends, if any, begin to accrue on the date a RSU is granted, a participant’s right to the underlying restricted shares and dividend equivalents are not received by a participant until the related RSU is distributed. Furthermore, if a participant elects to “defer” receipt of RSUs, the shares and accumulated dividends thereon, if any, are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant generally may choose to defer his award until the last vesting date applicable to such award or his date of termination. Awards of restricted stock and RSUs are valued at the closing market price of the Company’s Common Stock on the date of the grant of the award.
Unvested awards generally are forfeited upon an employee’s termination, including by death or disability, except when termination occurs within a 24-month period after a change of control, or when termination is without cause or for good reason. By the terms of the awards, all outstanding RSUs and restricted stock shares vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan) has occurred.

2005 Plan’s Definition of Change in Control
Under the 2005 Plan, a “change in control” generally is: (i) the acquisition by any person of 35% or more of the Company’s outstanding Common Stock; (ii) a change in the individuals constituting a majority of the Board; (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation resulting in a change of ownership of more than 50% of the voting securities entitled to vote generally in the election of directors, (iv) a shareholder approved complete liquidation or dissolution of the Company; or (v) the consummation of any other transaction involving a significant issuance of the Company’s securities, a change in the Board composition or other material event that the Board determines to be a change in control.
For the definitions used in NEOs’ employment agreements, please refer to the summaries under the heading “Employment Agreements” which appears below.
What other factors does the Committee consider when making its decisions regarding compensation to NEOs?
Section 162(m) of the Internal Revenue Code of 1986, as amended (along with related regulations, the “Code”), limits the annual tax deduction a Company may take on compensation it pays to the NEOs (other than the CFO in certain instances) to covered pay of $1 million per executive in any given year. The Committee’s general policy is to structure compensation programs that allow the Company to fully deduct the compensation under Section 162(m) requirements. However, the Committee seeks to maintain the Company’s flexibility to meet its incentive and retention objectives, even if the Company may not deduct all of the compensation.
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
The Committee also considers the impact of Section 409A of the Code relating to deferred compensation. To the extent permitted by the Committee, a participant may elect to defer the payment of RSUs in a manner that is intended to comply with Section 409A of the Code.
What role does the Committee play in establishing compensation for directors?
The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its independent outside compensation adviser prior to making a recommendation to the Board. The elements of director compensation and more particulars regarding the elements are described below under the table appearing below the header “Director Compensation.”
Compensation Committee Report
The Compensation Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis which appears above. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that it approve the inclusion of the Compensation Discussion and Analysis in this report filed with the SEC.
Submitted by the members of the Compensation Committee:

Gerald Greenberg, Chair
David L. Dennis
Joseph B. Smith

SUMMARY COMPENSATION TABLE
The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company’s named executive officers for the years ended December 31, 2006 and December 31, 2007, respectively.

							Change in
							Pension Value
							and Nonquali-	All
						Non-Equity	fied Deferred	Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e) (6)	(f) (6)	(g)	(h)	(i) (7)	(j)
OFFICERS:
Norman J. Pattiz,	2007	$400,000	—	$112,964	$286,903	—	N/A	—	$799,867
Chairman of the Board	2006	$400,000	—	$196,409	$294,384	—	N/A	—	$890,973

Peter Kosann,	2007	$625,000	$150,000	$268,601	$681,121	—	N/A	$12,000	$1,736,721
President and CEO (1) (replaced by Mr. Beusse in 2008)	2006	$600,000	$150,000	$173,034	$675,955	—	N/A	$12,000	$1,610,989

Gary J. Yusko, CFO (2)	2007	$207,692	$222,917	$65,453	$31,522	—	N/A	—	$527,584
as of 7/16/07

Andrew Zaref,	2007	$270,833	$0	$32,824	$26,654	—	N/A	—	$330,312
EVP and CFO (3) (Through 7/12/07)	2006	$475,000	$120,000	$108,126	$370,238	—	N/A	—	$1,073,364

David Hillman, CAO,	2007	$373,846	$208,333	$112,156	$195,828	—	N/A	—	$890,164
EVP Business Affairs and GC (4)	2006	$319,231	$133,333	$57,110	$185,639	—	N/A	—	$695,313

Paul Gregrey,	2007	$370,050	$70,769	$117,547	$260,853	—	N/A	—	$819,219
EVP - Sales, Network Division (5)	2006	$344,237	$48,269	$50,097	$266,190	—	N/A	—	$708,793

(1)	Peter Kosann was employed by CBS Radio pursuant to the terms of the Management Agreement.

(2)
Gary J. Yusko became Chief Financial Officer of the Company on July 16, 2007. He received a $100,000 signing bonus at the time he entered into his employment agreement, of which $22,917 was earned in 2007. Such amount is earned over the first two years of his employment ($4,166.67 per month) and any unearned portion must be repaid if Mr. Yusko breaches his employment agreement.

(3)
Andrew Zaref earned base salary at an annual rate of $450,000 from January 1, 2006 through June 30, 2006 and $500,000 from July 1, 2006 through December 31, 2007. In April 2007, Mr. Zaref received a discretionary bonus of $120,000 for services rendered in 2006. Until his separation from the Company on July 12, 2007, CBS Radio reimbursed the Company for Mr. Zaref’s salary and bonus. Pursuant to the terms of his employment agreement, the Company is continuing to pay Mr. Zaref’s $500,000 annual salary through the end of the term, June 30, 2009. Pursuant to the terms of the Master Agreement with CBS Radio, the Company is responsible for up to one-half (such portion not to exceed $1,000,000) of the severance payments to Messrs. Zaref and Kosann.

(4)
David Hillman earned base salary at an annual rate of $300,000 from January 1, 2006 through March 31, 2006; $325,000 from April 1, 2006 through December 31, 2006; $350,000 from January 1, 2007 through July 15, 2007); and $400,000 from July 16, 2007 through December 31, 2007. In April 2007 and February 2008, Mr. Hillman received a discretionary bonus of $100,000 and $175,000 for services rendered in 2006 and 2007, respectively. He also received a $100,000 retention bonus at the time he entered into the first amendment to his employment agreement effective January 1, 2006, of which $33,333.36 was earned in each of 2006 and 2007. Such amount is earned over the stated three-year term of his initial employment agreement amendment ($2,777.78 per month) and any unearned portion must be repaid if Mr. Hillman leaves the Company prior to the expiration thereof (December 31, 2008). Mr. Hillman’s employment agreement has since been extended to December 31, 2009 which does not impact the retention bonus.

(5)
In April 2007 and February 2008, Mr. Gregrey received a discretionary bonus of $17,500 and $40,000 for services rendered in 2006 and 2007, respectively. Mr. Gregrey received a $100,000 retention bonus at the time he entered into his employment agreement, of which $30,769.20 was earned in each of 2006 and 2007. Such amount is earned over the stated term of his employment ($2,564.10 per month) and any unearned portion must be repaid if Mr. Gregrey leaves the Company prior to the expiration thereof.

(6)
The amounts reported in columns (e) and (f) represent the portion of total value ascribed to all stock and option awards, including those made in prior years, that was expensed by the Company in 2006 and 2007 in accordance with FAS 123R. In accordance with FAS 123R, the Company expenses the estimated fair value of stock based compensation awards over the related vesting period. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of stock options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. The vesting terms of the stock awards and option awards reported in the table above are described under the table entitled “Grants of Plan-Based Awards in 2007” which appears below.

(7)
Mr. Pattiz receives perquisites which do not exceed $10,000 in the aggregate and accordingly are not described above as permitted by applicable SEC rules. The only perquisites provided by the Company to its other named executive officers in 2006 and 2007 were: (i) for each of Messrs. Kosann and Zaref only parking allowances; (ii) in the case of Mr. Kosann only, a monthly car allowance and (iii) Company “matches” to the contributions made by such individuals to their 401(k) accounts. The Company makes a matching contribution of 25% of all employees’ contributions to their 401(k) Plan in an amount not to exceed 6% of an employee’s salary. Any employee vests in such “Company match” based on his years of service with the Company as follows: 20% for one year of service; 40% for two years of service; 60% for three years of service; 80% for four years of service and 100% for five years of service. Until December 31, 2006, the Company made such matches in Company stock; as of January 1, 2007, the matches are made in cash. None of the perquisites for the Company’s named executive officers exceeded in the aggregate $10,000, except in the case of Mr. Kosann, who received a $500 monthly car allowance and a $500 monthly reimbursement for parking. Accordingly, except for Mr. Kosann, such amounts have not been included above as allowed by applicable SEC rules. Under the terms of his employment agreement, Mr. Pattiz has the right to purchase at any time the Company car he uses at the fair market value as such is reported in the Kelly Blue Book.

GRANTS OF PLAN-BASED AWARDS IN 2007 (1)
The following table provides information for awards of stock options, restricted stock and restricted stock units made to each of the Company’s named executive officers during the year ended December 31, 2007.

									All
									Other
									Stock		All Other
									Awards:		Option		Grant
									Number		Awards:	Exercise	Date Fair
									of		Number of	or Base	Value of
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares		Securities	Price of	Stock and
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock		Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)	($/Sh)	($)
(a)	(b)	(b) (7)	(c)	(d) (8)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l) (9)
Pattiz (2)	12/3/07	11/28/05									25,000	$1.87	$21,000
	12/3/07	11/28/05							8,333	*			$15,583

Kosann (3)	3/13/07										125,000	$6.17	$315,625
	3/13/07								41,667				$257,085

Yusko (4)	7/16/07	7/10/07									75,000	$5.92	$206,700
	7/16/07	7/10/07							50,000				$296,000
	7/16/07	7/10/07							15,000	+			$88,800

Zaref (5)	3/13/07										75,000	$6.17	$189,375
	3/13/07								25,000				$154,250

Hillman (6)	3/13/07										40,000	$6.17	$101,000
	3/13/07								20,000				$123,400
	7/10/07								15,000+				$102,000

Gregrey (6)	3/13/07								39,000				$240,630

(1)
All awards disclosed in the table above vest over three years (including all awards made to Mr. Pattiz) commencing on the first anniversary of the grant date, with the exception of the restricted stock awards (15,000 shares) made to each of Messrs. Yusko and Hillman in July 2007 denoted by a “+” in the table above which vest over two years. Awards with an exercise price noted in column (k) are stock options; the award denoted with an asterisk (*) to Mr. Pattiz is a RSU award and all other awards are shares of restricted stock.

(2)
Pursuant to Amendment No. 2 to his employment agreement, effective November 28, 2005, on each December 1 (or subsequent business day if such was not a business day) of his term of employment (from December 1, 2005 through December 3, 2007, since the provision was removed by Amendment No. 3), Mr. Pattiz received an option to purchase 25,000 shares of Common Stock of the Company and 8,333 RSUs (to vest over a three-year period), each pursuant to the terms of the 2005 Plan. Such agreement was approved by the Board on November 28, 2005.

(3)
As described elsewhere in this report, Mr. Kosann’s employment with the Company terminated on January 3, 2008. Pursuant to an arrangement between Mr. Kosann, CBS Radio and the Company, which was described in a Form 8-K filed with the SEC on July 10, 2007, certain of Mr. Kosann’s unvested equity compensation vested on March 31, 2008.

(4)
On July 16, 2007, Mr. Yusko received 65,000 shares of restricted stock (in two separate awards, one for 15,000 shares and the other for 50,000 shares) and an option to purchase 75,000 shares of Common Stock of the Company in connection with his appointment as CFO on such date. Mr. Yusko’s election was approved by the Board on July 10, 2007.

(5)
As described elsewhere in this report, Mr. Zaref’s employment with the Company terminated on July 12, 2007. Any unvested equity compensation awarded to Mr. Zaref was forfeited as of the date of his termination.

(6)
March 13, 2007 is the date equity compensation was awarded by the Company to its key employees. On July 10, 2007, Mr. Hillman received 15,000 shares of restricted stock in connection with his appointment as CAO on such date.

(7)
With respect to all awards of equity compensation that was approved on a date other than the grant date, the award was approved in advance of the grant date and the grant date of the award was specified in advance at the time of such approval.

(8)
While no amount has been disclosed above (in accordance with SEC rules), there are target discretionary bonus amounts set forth in each individual’s employment agreement which are described above in the Compensation Discussion and Analysis under the heading “Discretionary Annual Compensation Bonus.”

(9)
The value of the awards disclosed in column (l) represents the total value ascribed to all stock and option awards granted in 2007. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of stock options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. The vesting terms of the stock awards and option awards are reported below.

The following summary is applicable solely to the equity compensation awarded in 2007 as reported in the table entitled “Grants of Plan-Based Awards in 2007” which appears above.
Vesting
The following terms do not apply to Mr. Pattiz’s equity compensation. For a description of the terms applicable to his awards, see the summary of Mr. Pattiz’s employment agreement under the heading “Employment Agreements” which appears below.
All awards of stock options, restricted stock and RSUs listed in the table “Grants of Plan-Based Awards in 2007” were granted under the 2005 Plan and vest in equal installments over a three-year period, commencing on the first anniversary of the date of grant (with the exception of the awards of 15,000 shares of restricted stock made to each of Messrs. Yusko and Hillman in July 2007 which vest over two years). Upon a participant’s termination, all vested stock options remain exercisable as follows, but in no event later than ten years after the grant date: (i) three years in the event of the participant’s retirement; (ii) one year in the event of the participant’s death (in which case the participant’s estate or legal representative may exercise such stock option) or (iii) three months for any other termination (other than for cause). Under the terms of the 2005 Plan, a participant forfeits any unvested stock options on the date of his termination, however, different terms were negotiated in the employment agreements for Messrs. Pattiz, Beusse and Yusko, which terms are described in more detail below.
When terms such as participant, termination, retirement, cause and change in control are used for purposes of referring to equity compensation, such have the meaning set forth in the 2005 Plan. A “participant” means a recipient of awards under an equity compensation plan (for purposes of this report, the employee).
Change of Control Provisions
With respect to all equity compensation awards made under the 2005 Plan (or those issued in March 2008 under the 1999 Plan incorporating 2005 Plan terms relating to a change in control), if an employee is terminated without cause during the 24-month period following a change in control, all unvested stock options, restricted stock and RSUs (as described above) shall immediately vest provided an employee is still a participant on that date.
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
Right to Defer; Mandatory Deferral in 2005
A participant may elect to defer receipt of his RSUs in which case shares and any dividend equivalents thereon are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant may choose to defer his award until the last vesting date applicable to such award or his date of termination. In 2005, the deferral of equity compensation awards until a participant’s termination was mandatory. Accordingly, the grants made to all directors on May 19, 2005 and the grants made to Mr. Pattiz in December 2005 were deferred until such individual’s termination. Since the 2005 awards, no grants of equity compensation have been deferred.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock and restricted stock units outstanding to each of the Company’s named executive officers as of December 31, 2007.

		Option Awards (1)						Stock Awards (2)
										Equity	Equity
										Incentive	Incentive
									Market	Plan	Plan
									Value	Awards:	Awards:
					Equity			Number	of	Number	Payout
					Incentive			of	Shares	of	Value of
					Plan			Shares	or	Unearned	Unearned
				Number of	Awards:			or Units	Units	Shares,	Shares,
		Number of		Securities	Number of			of	of	Units or	Units or
		Securities		Underlying	Securities			Stock	Stock	Other	Other
		Underlying		Unexercised	Underlying			That	That	Rights	Rights
		Unexercised		Options	Unexercised	Option		Have	Have	That	That
		Options		(#)	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
		(#)		Un-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Grant	Exercisable		exercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	Date	(b)		(c)	(d)	(e)	(f)	(g)	(h) (3)	(i)	(j)

Pattiz (4)	4/29/98	308,000		—	—	$14.07	04/29/08	—	$—	—	$—
	3/10/99	4,000		—	—	12.69	03/10/09	—	—	—	—
	12/1/03	50,000		—	—	30.99	12/01/13	—	—	—	—
	12/1/04	50,000		—	—	23.16	12/01/14	—	—	—	—
	12/1/05	16,667	*	8,333	—	18.27	12/01/15	—	—	—	—
	12/7/05	8,333	*	4,167	—	18.27	12/07/15	—	—	—	—
	12/1/06	8,333		16,667	—	6.57	12/01/16	—	—	—	—
	12/1/07	—		25,000	—	1.87	12/03/17	—	—	—	—
								8,679	17,271	—	—
								4,340	8,637	—	—
								5,587	11,119	—	—
								8,333	16,583	—	—

Kosann	4/30/99	20,000		—	—	$22.57	09/30/09	—	$—	—	$—
	3/8/00	50,000		—	—	32.25	03/08/10	—	—	—	—
	9/28/00	15,000		—	—	20.25	09/28/10	—	—	—	—
	9/20/01	24,000		—	—	21.46	09/20/11	—	—	—	—
	9/25/02	50,000		—	—	35.19	09/25/12	—	—	—	—
	9/30/03	60,000		15,000	—	30.19	09/30/13	—	—	—	—
	10/5/04	45,000		30,000	—	20.50	10/05/14	—	—	—	—
	3/14/05	20,000		30,000	—	20.97	03/14/15	—	—	—	—
	1/3/06	31,250		93,750	—	16.42	01/03/16	—	—	—	—
	3/13/07	—		125,000	—	6.17	03/13/17	—	—	—	—
								35,525	64,725	—	—
								41,788	83,158	—	—

Yusko	7/16/07	—		75,000	—	$5.92	07/16/17	—	$—	—	$—
								15,000	29,850
								50,000	99,500

Zaref		—		—	—	$—	—	—	$—	—	$—

Hillman	9/28/00	600		—	—	$20.25	09/28/10	—	$—	—	$—
	9/20/01	9,000		—	—	21.46	09/20/11	—	—	—	—
	9/25/02	12,000		—	—	35.19	09/25/12	—	—	—	—
	9/30/03	9,600		2,400	—	30.19	09/30/13	—	—	—	—
	10/5/04	18,000		12,000	—	20.50	10/05/14	—	—	—	—
	3/14/05	10,000		15,000	—	20.97	03/14/15	—	—	—	—
	2/10/06	8,425		25,275	—	14.27	02/10/16	—	—	—	—
	3/13/07	—		40,000	—	6.17	03/13/17	—	—	—	—
								13,319	26,505
								20,063	39,925
								15,000	29,850

		Option Awards (1)					Stock Awards (2)
									Equity	Equity
									Incentive	Incentive
								Market	Plan	Plan
								Value	Awards:	Awards:
				Equity			Number	of	Number	Payout
				Incentive			of	Shares	of	Value of
				Plan			Shares	or	Unearned	Unearned
			Number of	Awards:			or Units	Units	Shares,	Shares,
		Number of	Securities	Number of			of	of	Units or	Units or
		Securities	Underlying	Securities			Stock	Stock	Other	Other
		Underlying	Unexercised	Underlying			That	That	Rights	Rights
		Unexercised	Options	Unexercised	Option		Have	Have	That	That
		Options	(#)	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
		(#)	Un-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Grant	Exercisable	exercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	Date	(b)	(c)	(d)	(e)	(f)	(g)	(h) (3)	(i)	(j)

Gregrey	9/30/99	12,000	—	—	$22.57	09/30/09	—	$—	—	$—
	3/8/00	30,000	—	—	32.25	03/08/10	—	—	—	—
	2/21/01	20,000	—	—	22.06	02/21/11	—	—	—	—
	9/20/01	10,000	—	—	21.46	09/20/11	—	—	—	—
	9/25/02	35,000	—	—	35.19	09/25/12	—	—	—	—
	9/30/03	32,000	8,000	—	30.19	09/30/13	—	—	—	—
	10/5/04	30,000	20,000	—	20.50	10/05/14	—	—	—	—
	5/19/05	6,000	6,000	—	19.93	05/19/15	—	—	—	—
	2/10/06	5,000	15,000	—	14.27	02/10/16	—	—	—	—
							11,684	23,251	—	—
							26,147	52,033	—	—

(1)	The stock options listed in the table above vest as follows:
•
All stock options listed in the above table granted prior to January 1, 2005 (i.e., with an expiration date on or before December 31, 2014) were granted pursuant to the terms of the 1999 Plan and are subject to five-year vesting terms in equal installments, commencing on the first anniversary of the date of grant, except in the case of the third and fourth stock option entries for Mr. Pattiz (expiring on December 1, 2013 and December 1, 2014, respectively), which stock options were modified by a letter agreement dated as of May 25, 2005 and vest over three years in equal installments.

•
All stock options listed in the table above with an expiration date on or after May 19, 2015 were granted pursuant to the terms of the 2005 Plan and vest in equal installments over four years (except for Mr. Pattiz’s stock options which have a three-year vesting term) commencing on the first anniversary of the date of grant.

•
All stock options listed in the table above with an expiration date on or after March 13, 2017 were granted pursuant to the terms of the 2005 Plan (except in the case of the stock options awarded in March 2008 which were granted pursuant to the terms of the 1999 Plan as described elsewhere in this report) and vest in equal installments over three years commencing on the first anniversary of the date of grant.

(2)
All stock awards listed in the above table were granted pursuant to the terms of the 2005 Plan and are subject to four-year vesting terms commencing on the first anniversary of the date of grant, except for: (x) stock awards issued in 2007 and later, all of which have a three-year vesting term and (y) Mr. Yusko’s and Mr. Hillman’s awards of 15,000 shares of restricted stock awarded in July 2007 which have a two-year vesting term. As discussed elsewhere in this report, restricted stock granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date), with subsequent vesting dates tied to the anniversary of the vesting date. The numbers disclosed in column (g) above include all dividend equivalents that have accrued on such shares.

(3)
The value of the awards disclosed in column (h) above is based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007 (the last business day of 2007).

(4)
The entries for Mr. Pattiz denoted above by an asterisk (*) represent awards made to Mr. Pattiz in December 2005, which although reported in columns (b) and (g) respectively because such shares have vested, the payment of such shares were deferred at the time of their award until termination (as such term is defined in the 2005 Plan). Included in the above table is an award of 4,167 RSUs and options to purchase 12,500 shares of Common Stock of the Company which Mr. Pattiz was awarded on December 7, 2005, which awards are in addition to the awards he received on December 1, 2005 pursuant to the terms of his employment agreement as discussed above and were also automatically deferred until termination.

OPTIONS EXERCISED AND STOCK VESTED
During the year ended December 31, 2007, none of our named executive officers exercised any stock options. Shares of restricted stock and RSUs previously awarded to them were acquired as follows:

	Options Awards		Stock Awards
	Number of	Value Realized on	Number of Shares		Value Realized on
	Shares	Exercise (1)	Acquired on Vesting		Vesting (1)
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)

Pattiz	—	—	2,794	(1)	$5,225	(1)
Kosann	—	—	10,818		$78,322
Zaref	—	—	12,845		$90,733
Hillman	—	—	4,440		$30,725
Gregrey	—	—	3,894		$26,946

(1)
As previously discussed, Mr. Pattiz received two grants of restricted stock in December 2005, which although reported in column (g) of the table entitled “Outstanding Equity Awards at 2007 Fiscal Year-End,” are not reported in the table above because although such shares have vested, such shares have not been acquired by Mr. Pattiz (and thus no value was realized by Mr. Pattiz in 2007) because the receipt of such awards was mandatorily deferred at the time of grant and will not be distributed until Mr. Pattiz’s termination (as such term is defined in the 2005 Plan). If the award had not been deferred, 4,340 shares of restricted stock would have vested in December 2007 and the value of such shares as of December 31, 2007 would have been $8,637 based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007 (the last business day of 2007).

PENSION BENEFITS
None of our named executive officers are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.
NONQUALIFIED DEFERRED COMPENSATION (1)
Except for Mr. Pattiz, none of our named executive officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in 2007	in 2007	in 2007	Distributions	at 12/31/07
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Pattiz	—	—	$(4,641)	—	$25,908
Kosann	—	—	—	—	—
Zaref	—	—	—	—	—
Hillman	—	—	—	—	—
Gregrey	—	—	—	—	—

(1)
As disclosed above under the heading “Right to Defer; Mandatory Deferral in 2005,” only named executive officers and directors have received RSUs which gives the recipient/participant the right to defer the receipt/payment of the restricted stock underlying such awards. As previously discussed, any RSU awarded in 2005 was automatically deferred by the Company. Beginning in 2006, the decision whether to defer a RSU award was given to participants. Since 2005, no RSU awards have been deferred by any recipient.

Employment Agreements
General
The Company has written employment agreements with each of the named executive officers, the material terms of which are set forth below. These summaries do not purport to be exhaustive and you should refer to the actual agreements for a more detailed description of the terms. As indicated below, all of the employment agreements contain non-competition and non-solicitation provisions which extend after the termination of such agreements for the period indicated below, with the exception of Mr. Pattiz’s agreement which contains no such restrictions except during the Continued Engagement Period (as defined below).
More detailed terms and provisions of equity compensation held by the following named executive officers can be located in the table entitled “Outstanding Equity Awards At 2007 Fiscal Year-End” which appears above. As described above, Mr. Zaref’s employment with the Company ceased on July 12, 2007 and accordingly he is listed in the subsection denoted “Former NEOs”, along with Mr. Kosann, who ceased to be the Company’s CEO on January 8, 2008. As described above, Mr. Beusse became the Company’s CEO on January 8, 2008. Although Mr. Beusse is not a NEO for 2007, he is a NEO for 2008 and accordingly, a summary of his employment agreement is listed below.
Defined Terms: Cause, Good Reason, Change in Control
When terms such as cause, good reason or cause event (for Mr. Beusse only), or change in control (also, an event of change and partial event of change for Mr. Pattiz) are used, for a complete description of such terms, please refer to such NEO’s employment agreement. Generally speaking, with limited exceptions (as with Mr. Pattiz below), NEOs are terminable for cause (referred to as a cause event in the case of Mr. Beusse) if they have: (1) failed, refused or habitually has neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of the Company’s internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to the Company’s reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days; (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing. Only Mr. Beusse’s employment agreement has a good reason termination, which is described below. When reference is made to a change in control, the 2005 Plan meaning is used, except in the case of Messrs. Pattiz and Beusse as indicated under the heading “Payments upon Change in Control” which appears below.
Mr. Pattiz, Chairman
•
Term expires June 15, 2009; provided, that if the Company does not renew the agreement, Mr. Pattiz will continue as a part-time employee and/or consultant (at the Company’s option) through November 30, 2015;

•	Annual salary of $400,000;

•
Annual grant of an option to purchase 25,000 shares of Common Stock of the Company and 8,333 RSUs on December 1, 2005, December 1, 2006 and December 3, 2007 (such grant right expired on December 3, 2007);

•
In connection with the execution of Amendment 3 to his employment agreement and Mr. Pattiz’s agreement to continue to provide services in connection with the Company’s hiring of a new CEO, Mr. Pattiz received an option to purchase 250,000 shares of Common Stock of the Company that generally will vest in equal one-third increments on January 8, 2009, 2010 and 2011, except in the case of certain termination events as described below (the “2008 Stock Option”);

•
Terminable by Mr. Pattiz upon 90 days’ written notice to the Company (or 30 days in the event of a material breach); Terminable by the Company only in the event of death, permanent and total disability, or for cause upon 90 days’ notice;

•
For purposes of Mr. Pattiz’s employment agreement, “cause” is defined as “willful commission of a material act (which first occurs during the term of the agreement) of fraud or gross misconduct having a material adverse effect upon the Company’s business or competition by Mr. Pattiz in violation of his non-compete or fair competition provision which is not cured within a 90-day period”.

•
If Mr. Pattiz is terminated without cause or if Mr. Pattiz terminates his employment due to an adverse change in his title as Chairman, in each case, prior to January 8, 2009, one-third (1/3) of the 2008 Stock Option (i.e., 83,333 shares underlying the stock option) will vest immediately as of the date of such termination and will be exercisable until ninety days following the earlier of Mr. Pattiz’s voluntary termination of service and November 30, 2015. Upon a change in control, the 2008 Stock Option will become fully vested.

•
The Company will continue to engage Mr. Pattiz as a part-time employee and/or consultant (at the Company’s option) through November 30, 2015, or such earlier time as Mr. Pattiz voluntarily terminates his services with the Company (such period, the “Continued Engagement Period”). Mr. Pattiz’s stock options will continue to vest during the Continued Engagement Period;

•
If any remuneration to Mr. Pattiz in any given year would not be deductible under Code Section 162(m) and would result in non-deductible payments of over $1 million in any one year, such excess would be deferred until the first year payment of such excess amount would not result in non-deductible remuneration of over $1 million in such year.

•
Non-compete: the non-competition and unfair competition provisions of Mr. Pattiz’s employment agreement will cease to apply to Mr. Pattiz upon the earlier of: (x) June 15, 2009 and (y) the effective date of Mr. Pattiz’s termination prior to the expiration of the Term (the “Non-Compete End Date”). During the Continued Engagement Period, Mr. Pattiz’s non-solicitation obligations will be limited to prohibit Mr. Pattiz from soliciting, employing, hiring or engaging employees, consultants and voice talent who are providing services to the Company or its related entities on the Non-Compete End Date.

Mr. Beusse, Chief Executive Officer and President (effective January 8, 2008)
•	Term expires on January 8, 2011;

•	Annual salary of $700,000;

•
Discretionary annual bonus of up to 100% of his annual salary ($700,000) for each of 2008, 2009 and 2010, as determined by the Compensation Committee, provided that Mr. Beusse will receive a minimum annual bonus of not less than $300,000 for 2008;

•
On January 8, 2008, Beusse received options to purchase an aggregate of 1,000,000 shares of Common Stock of the Company in two grants: 500,000 options were granted under the 2005 Plan, the other 500,000 options were issued outside the 2005 Plan as a “material inducement grant” pursuant to NYSE rules;

•
In each of calendar years 2009 and 2010, Beusse shall receive an option to purchase up to 625,000 shares of Common Stock of the Company based on the achievement of performance goals for the prior calendar year;

•	If Mr. Beusse continues to be employed by the Company after the Term, the agreement is terminable by either party upon 90 days’ written notice;

•
Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; Terminable by Mr. Beusse upon prior written notice (given within 90 days after the event giving rise to the good reason if Company fails to cure within 30 days) to the Company for good reason.

•
For purposes of Mr. Beusse’s employment agreement, “Good Reason” is: (1) a material diminution in his authority, duties or responsibilities or diminution in title, including loss of his directorship; (2) a material diminution in his base salary; (3) any relocation of his principal place of employment beyond 50 miles of its current location; or (4) any material breach of the Company’s obligations under his employment agreement.

•
If terminated by the Company for any reason other than a cause event, or by Mr. Beusse for good reason prior to a change in control, Mr. Beusse will receive, in addition to Accrued Amounts (see next bullet point), continued payment of an amount equal to two times the sum of: (x) his base salary plus (y) $250,000 (i.e., $1,900,000, in the aggregate), payable in equal periodic installments for two years following his termination; and his minimum 2008 bonus ($300,000) to the extent not already paid as of the date of termination.

•
If terminated for a cause event (with the exception of clause (ii) which shall not apply in such instance), death or disability, or if Mr. Beusse terminates without good reason, Mr. Beusse is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) any annual bonus earned but not yet paid for any completed full calendar year immediately preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iv) any present entitlement under employee benefit plans and programs (collectively, “Accrued Amounts”).

•
Non-compete: If Mr. Beusse is terminated, for the Restricted Period, Mr. Beusse may not engage in any Restricted Activity. For Mr. Beusse, the “Restricted Period” is a period equal to: (i) the two year period for which he receives severance if he is terminated for a reason other than for a cause event or good reason (i.e., for cause, by Employee without good reason, by death or disability) or (ii) one year from the date of termination if Employee is terminated for a reason other than for a cause event or by Employee for good reason.

Generally speaking, in the case of Messrs. Beusse, Yusko, Hillman and Gregrey, a “Restricted Activity” consists of: (i) providing services to a traffic, news, sports, weather or other information report gathering or broadcast service or to a radio network or syndicator, or any direct or indirect competitor of the Company or its affiliates; (ii) soliciting client advertisers of the Company or its affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide traffic, news, weather, sports or other information report gathering or broadcast services or national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities.
Mr. Yusko, CFO and Principal Accounting Officer (effective as of July 16, 2007)
•
Term expires July 16, 2010; If Company fails to provide written notice on or prior to January 15, 2010 of its intention to terminate this Agreement effective July 16, 2010, Employee may elect by written notice to the Company delivered no later than January 31, 2010 to extend the Term through and including July 16, 2011;

•	Annual salary of $450,000, $475,000 and $500,000, respectively for each year of the Term (measured from July 16 to July 15 of each year);

•
Discretionary annual bonus valued at up to (i) $315,000 (2007), (ii) $332,500 (2008) and (iii) $350,000 (beginning in 2009), as determined by the Compensation Committee; provided that Mr. Yusko will receive a minimum discretionary bonus valued at not less than $100,000 for 2007;

•	If the Term is extended through July 16, 2011, the annual salary and discretionary bonus shall not be less than the annual salary and discretionary bonus as of July 15, 2010;

•	Mr. Yusko received $100,000 and 15,000 shares of restricted stock (2 year vesting) as a signing bonus;

•	On July 16, 2007, Mr. Yusko received 50,000 shares of restricted stock and an option to purchase 75,000 shares of Common Stock of the Company;

•
Terminable by the Company for cause at any time upon written notice; Terminable automatically upon Mr. Yusko’s death or loss of legal capacity; terminable by Mr. Yusko if a change of control occurs and Mr. Yusko is no longer the Company’s CFO or a material portion of his executive duties are withdrawn or significantly diminished.

•
In the event of termination without cause, Mr. Yusko will receive his base salary for the remainder of the Term and any unvested portion of the equity compensation awarded to Mr. Yusko in July 2007 (i.e., 65,000 shares of restricted stock and 75,000 stock options) would vest immediately upon the effective date of termination.

•
If Mr. Yusko is terminated for cause or upon death or loss of legal capacity, Mr. Yusko shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•
Non-compete: If Mr. Yusko is terminated, regardless of cause, the Company may elect, in consideration for $200,000 payable in accordance with the Company’s normal payroll practices, that Mr. Yusko not engage in any Restricted Activity, directly or indirectly, for a period of six (6) months from and after the Term.

Mr. Hillman, Chief Administrative Officer; EVP, Business Affairs and General Counsel
•	Term expires December 31, 2009;

•	Annual salary of $350,000 (through July 15, 2007); $400,000 (effective July 16, 2007); $425,000 (2008) and $450,000 (2009);

•	Retention bonus of $100,000, earned during the period from 1/1/06 to 12/31/08 (subject to repayment in the event of Mr. Hillman’s breach of the employment agreement);

•
Discretionary annual bonus eligibility valued at up to $135,000 (2007) and $150,000 (2008), each in the sole and absolute discretion of the Board of Directors or its Compensation Committee or their designee (none specified for 2009);

•
Management to recommend to the Compensation Committee an equity compensation grant equal to an option to purchase 85,000 shares of Common Stock of the Company (2006) and an option to purchase 75,000 shares of Common Stock of the Company (2007);

•
In connection with his promotion to CAO and execution of the second amendment to his employment agreement, Mr. Hillman received 15,000 shares of restricted stock which will vest in equal one-half increments over a two-year period on July 10, 2008 and 2009;

•	Terminable by the Company for cause at any time upon written notice; Terminable automatically upon Mr. Hillman’s death or loss of legal capacity;

•	If Mr. Hillman continues to be employed by the Company after the Term, the agreement is terminable by either party upon 90 days’ written notice;

•	In the event of termination without cause, Mr. Hillman will receive his base salary for the remainder of the Term and any earned but unpaid discretionary bonus.

•
If Mr. Hillman is terminated for cause or upon death or loss of legal capacity, Mr. Hillman shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•	Non-compete: If Mr. Hillman is terminated, he may not engage in any Restricted Activity, directly or indirectly, for a period of one year from and after the Term.
Mr. Gregrey, EVP, Network Sales
•	Term expires April 1, 2009;

•	Annual salary of $345,050 (2006); $370,050 (2007); $395,050 (2008) and $420,050 (2009);

•	Retention bonus of $100,000, earned during the period from 1/1/06 to 4/1/09 (subject to repayment in the event of Mr. Gregrey’s breach of the employment agreement);

•
Discretionary annual bonus eligibility valued at up to $250,000 in the sole and absolute discretion of the Board of Directors or its Compensation Committee or their designee, subject to a 10% annual increase at the discretion of management and the Board;

•
Management to recommend to the Compensation Committee an equity compensation grant in 2006 equal to an option to purchase 20,000 shares of Common Stock of the Company and 15,000 shares of restricted stock (not specified for future years);

•	If Mr. Gregrey continues to be employed by the Company after the Term, the agreement is terminable by either party upon 30 days’ written notice;

•	In the event of termination without cause, Mr. Gregrey will receive his base salary for the remainder of the Term and any earned but unpaid discretionary bonus.

•	Terminable by the Company for cause at any time upon written notice; Terminable automatically upon Mr. Gregrey’s death or loss of legal capacity;

•
If Mr. Gregrey is terminated for cause or upon death or loss of legal capacity, Mr. Gregrey shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•	Non-compete: If Mr. Gregrey is terminated, he may not engage in any Restricted Activity, directly or indirectly, for a period of six months from and after the Term.

Former NEOs (NEOs during 2007, but no longer with the Company)
Mr. Kosann, Chief Executive Officer and President (through January 8, 2008)
Because Mr. Kosann’s employment agreement was with CBS Radio, a summary of his employment agreement is not included in this report.
Mr. Zaref, EVP and CFO (through July 12, 2007)
Mr. Zaref’s employment with the Company was terminated on July 12, 2007. CBS Radio and the Company have agreed to split equally any severance payments made to Mr. Zaref, subject to the conditions described in the Master Agreement between the parties dated as of October 2, 2007. The following summary sets forth the terms of Mr. Zaref’s employment agreement, as such existed at the time of his termination.
•	Term expires June 30, 2009;

•	Annual salary of $500,000 (effective July 1, 2006 for remainder of Term);

•
Discretionary annual bonus target of $275,000 for 2006 and $350,000 for each calendar year thereafter in the sole and absolute discretion of the Chief Executive Officer, Board of Directors or its Compensation Committee;

•	Management to recommend to the Committee an equity compensation grant equal to 75% of the CEO’s award of equity compensation;

•	Terminable by Mr. Zaref for good reason (which requires 30 days advance notice); Terminable by the Company in the event of death, permanent and total disability or for cause;

•
If Mr. Zaref is terminated for good reason or other than cause, Mr. Zaref will receive his base salary and bonus compensation for the remainder of the Term (bonus compensation forfeitable upon Mr. Zaref’s securing future employment or consulting work); in the case of a good reason termination only, Mr. Zaref will receive medical and dental coverage via COBRA for the Term or until he is eligible for coverage from a third party. In addition, Mr. Zaref is entitled to certain payments if sufficient notice of the Company’s decision not to extend/renew his employment agreement is not provided to Mr. Zaref as further described under “Other” below;

•	CBS Radio reimbursed the Company for Mr. Zaref’s salary and bonus during his employment with the Company under the Management Agreement.
Potential Payments upon Termination or Change in Control
The Company has employment agreements with Messrs. Pattiz and Zaref that require it to make payments upon a change in control as described below. Since Mr. Zaref’s employment has terminated, such provision is no longer applicable. In addition, while Mr. Kosann was employed by CBS Radio, the Company awarded Mr. Kosann discretionary equity compensation during his tenure as President and CEO. Accordingly, the value of the equity compensation payable by the Company upon a termination following a change in control is included below for Mr. Kosann under the heading “Change in Control - All NEOs.” While during Mr. Kosann’s tenure as President and CEO, the Company was not responsible for the payment of Mr. Kosann’s base salary and discretionary bonus, or any other cash payments to Kosann upon his termination or a change of control (except for certain severance payments as described in the Master Agreement), the amounts payable to Mr. Kosann by CBS Radio upon Mr. Kosann’s termination under the terms of his employment agreement with CBS Radio are included herein.
In accordance with SEC requirements, the potential payouts described below upon: (1) termination or change in control, (2) death or disability or (3) termination without cause, assume a termination or change in control on December 31, 2007. Accordingly, because Mr. Kosann was still President and CEO of the Company at such time, the description below includes provisions for Mr. Kosann. Although Amendment No. 3 to Mr. Pattiz’s employment agreement was not effective on December 31, 2007, we have assumed it was for purposes of disclosing the payments to Mr. Pattiz which would be due upon the events described below in order to describe the various scenarios most accurately. However, since Mr. Beusse was not a NEO on December 31, 2007 (not hired until January 8, 2008) he is not included in table or narratives that follow regarding termination payments that would have been due had he been terminated on December 31, 2007. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description of such amounts.

Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements (1)

Name	Termination Scenario	Amount Payable	Equity Compensation (5)

Pattiz	Death/Disability (2)	$537,500	—
	For Cause	Accrued salary/benefits	—
	Without Cause	$583,333	—
	Change in Control (3)(6)	$583,333	$3,000 - Event of Change;
			$1,500 - Partial Event of Change;
			$146,610 - Change in Control (January 08 award vests; outstanding equity vests upon termination)(6)

Yusko	For Cause; Not Good Reason;
	Death/Disability	Accrued salary/benefits	—
	Without Cause	$989,583	$129,350 (July 07 award vests)
	Change in Control (4)(6)	$989,583	$129,350 (July 07 award vests)

Hillman	For Cause; Not Good Reason;
	Death/Disability	Accrued salary/benefits	—
	Without Cause	$875,000	—
	Change in Control (6)	n/a	$96,280

Gregrey	For Cause; Not Good Reason;
	Death/Disability	Accrued salary/benefits	—
	Without Cause	$500,062	—
	Change in Control (6)	n/a	$75,284

(1)	As Mr. Beusse was not a NEO on December 31, 2007, he is not included in the table above.

(2)	Only Mr. Pattiz (or his estate) receives a severance payment in excess of accrued salary/benefits in the event of death or disability.

(3)
Mr. Pattiz’s agreement also refers to an event of change and partial event of change in which case certain additional provisions apply. The definition of change in control used in Mr. Pattiz’s agreement is listed below. The foregoing table lists amounts that would be payable on December 31, 2007. For purposes hereof, we have assumed the options granted to Mr. Pattiz on 1/8/08 were granted on 12/31/07 and that he is terminated within 24 months of a change in control.

(4)	Requires that in connection therewith, Mr. Yusko is no longer the Company’s CFO or a material portion of his executive duties are withdrawn or significantly diminished.

(5)
The values ascribed to equity compensation awards and listed in the table above as well as in the paragraphs below relating to payments to NEOs upon different termination events are values from the executive’s perspective, that is to say, stock options only have value if the Company’s stock price increases after the date the stock options are granted, and such value is measured by the increase in the stock price. This is different from the values listed in the compensation tables above (i.e., Summary Compensation Table, Grants of Plan-Based Awards in 2007, Outstanding Equity Awards at 2007 Fiscal Year-End, Options Exercised and Stock Vested) which represent amounts expensed by the Company in accordance with 123R as discussed in the footnotes to such tables.

(6)
As described elsewhere in this report, pursuant to the terms of the 2005 Plan, the equity compensation of any employee (including NEOs) terminated within 24 months of a change in control will vest immediately upon his/her termination. Except in the case of Mr. Pattiz, all amounts set forth above are payable only upon a change in control if the NEO is terminated within 24 months of such event. In the case of Mr. Pattiz, his 2008 stock option vests upon a change in control (value = $90,000).

Payments upon Change in Control
Event of Change – Mr. Pattiz
In Mr. Pattiz’s case, if an event of change (as such term is defined in Section 8.2 of his employment agreement) occurs and the Company terminates either Mr. Pattiz or his employment agreement, Mr. Pattiz shall continue to receive his salary through the end of the term of his employment agreement. In such event, if the event of change did not also constitute a change in control (as such term is defined in Mr. Pattiz’s employment agreement and described below), Mr. Pattiz would be entitled to exercise, immediately upon his election, all of his outstanding options granted in April 1998, which have a value of $3,000 on December 31, 2007 (based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007). If Mr. Pattiz had been terminated in connection with an event of change on December 31, 2007, Mr. Pattiz would be entitled to his base salary through June 15, 2009 which in the aggregate equals $583,333 payable in accordance with the Company’s normal payroll practices. In the case of an event of change which does not also constitute a change in control, no other equity compensation would be subject to accelerated vesting.
Partial Event of Change – Mr. Pattiz
If, instead of an event of change, a partial event of change (which occurs if there is a reduction in the per share voting power of the Class B stock held by Mr. Pattiz, which reduction is not caused by Mr. Pattiz, or agreed to by him as a member of the Board) had occurred, Mr. Pattiz would be entitled, in lieu of the foregoing, to exercise, immediately upon his election one-half of his outstanding stock options granted in April 1998, which would have a value $1,500 on December 31, 2007.
Change in Control – Mr. Pattiz
Under Mr. Pattiz’s employment agreement, upon a change in control, all of his stock options awarded in 2008 vest, which options would have a value of $90,000 on December 31, 2007 (assuming such has been granted on such date, not 1/8/08, and based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007). If additionally, Mr. Pattiz were terminated within 24 months of such event, all of his unvested equity compensation would vest, which equity compensation would have a value of $146,610, of which $53,610 would be the value of Mr. Pattiz’s outstanding, unvested RSUs and restricted stock and $93,000 (inclusive of the $90,000 for the 2008 stock award) of which would be the value of Mr. Pattiz’s outstanding, unvested options.
Under Mr. Pattiz’s employment agreement, for purposes of his employment agreement and certain benefits to which he would be entitled to under Section 12 of the 2005 Plan, a “change in control” occurs upon: “the acquisition by any person of 50% or more of the outstanding Common Stock of the Company or any person that controls, is controlled by or is under common control within the Company or other than a Non-Qualifying Business Combination (as defined in his employment agreement). Mr. Beusse’s employment agreement has the same definition.
Change in Control – Mr. Yusko
If, in connection with a change in control (as defined in the 2005 Plan), Mr. Yusko is no longer the Company’s CFO or a material portion of his executive duties are withdrawn or significantly diminished, Mr. Yusko may terminate his employment on 30 days’ written notice by delivering written notice to the Company no later than 30 days after the occurrence of this event. In this event (assuming such occurred on December 31, 2007), Mr. Yusko would receive $989,583 (his base salary through the end of the Term) payable in accordance with the Company’s normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Yusko in July 2007 (i.e., 65,000 shares of restricted stock and 75,000 stock options) would vest immediately upon the effective date of termination.

Change in Control – All NEOs
If a change in control occurred and any of Messrs. Pattiz, Yusko, Hillman and Gregrey (or Messrs. Kosann and Zaref when employed by the Company) was terminated in connection therewith within a twenty-four month period, each individual’s outstanding unvested options, restricted stock and RSUs granted under the 2005 Plan (or the 1999 Plan if such grants were made in or after March 2008 in accordance with certain terms of the 2005 Plan) would immediately vest. Assuming such change in control and termination occurred on December 31, 2007 (the last business day of the year), the value of the equity compensation payable to each of Messrs. Kosann (who was employed on 12/31/07), Pattiz, Yusko, Hillman and Gregrey would be: $153,853, $146,610 (assuming the options granted to Mr. Pattiz on 1/8/08 were granted on 12/31/07), $129,350, $96,280 and $75,284, respectively. All such values are based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007. Of the foregoing values for Messrs. Kosann, Yusko, Hillman and Gregrey, none is ascribed to the stock options held by such individuals as all of the options held by such NEOs are “underwater” (i.e., the exercise price of such stock options exceed the current Common Stock price). Of the NEOs, values for stock options for Mr. Pattiz are $90,000 as he received stock options on January 8, 2008 at an exercise price of $1.63 per share, which are presently in-the-money (i.e., the exercise price of such options is less than the current per share price of the Company’s Common Stock).
Payments upon Disability or Death
As part of the Company’s employment agreement with its named executive officers (or in the case of Mr. Kosann, as part of his employment agreement with CBS Radio), the following terms are in effect in the event of such officer’s disability or death. In the event of death or disability, NEOs would be entitled to the following payments:
•
Mr. Pattiz: In the event of permanent and total disability (including death), Mr. Pattiz (or his estate) will receive his base salary for the following twelve months and 75% of his base salary for the remainder of the term of the agreement. He will continue to receive Company benefits, he will be entitled to exercise his equity compensation as described elsewhere in this report. Assuming Mr. Pattiz had become disabled on December 31, 2007, Mr. Pattiz would be entitled to: (i) 100% of his 2008 base salary, or $400,000, and (ii) 75% of his 2009 base salary through the end of the term (June 15, 2009), or $137,500, for an aggregate payment of $537,500 payable in accordance with the Company’s normal payroll practices.

•
Messrs. Yusko, Hillman and Gregrey. In the event of their death or disability, each of Messrs. Yusko, Hillman and Gregrey (or their estates in the case of death) are entitled to any accrued and unpaid salary and any then entitlement under employee benefit plans and stock options, subject to reduction for any disability payments made under the Company’s policies.

Former NEOs
When employed at the Company, in the event of his death, Mr. Kosann was entitled to any base salary due and not yet paid through the date of Mr. Kosann’s death.
When employed by the Company, in the event of his death or loss of legal capacity, Mr. Zaref (or his estate) was entitled to such payments as if he were terminated without cause (i.e., his base salary and bonus for the remainder of the term).

Payments upon Termination Without Cause
If any NEO were terminated without cause on December 31, 2007, the following amounts would be payable by the Company (or in the case of Mr. Kosann, CBS Radio):
•
Mr. Pattiz: no provision regarding termination without cause is included in Mr. Pattiz’s employment agreement, however, the Company estimates the amount payable in such event would be base salary through June 15, 2009 in the aggregate amount of $583,333 payable in accordance with the Company’s normal payroll practices;

•
Mr. Yusko: $989,583 (his base salary through July 15, 2010, the end of the stated Term) payable in accordance with the Company’s normal payroll practices and any unvested portion of the equity compensation awarded to Mr. Yusko in July 2007 (i.e., 65,000 shares of restricted stock and 75,000 stock options) would vest immediately upon the effective date of termination. Assuming a termination without cause occurred on December 31, 2007 (the last business day of the year), the value of the equity compensation payable to Mr. Yusko would be $129,350 (based on a per share closing stock price on the NYSE for the Company’s Common Stock of $1.99 on December 31, 2007).

•	Mr. Hillman: $875,000 (base salary through December 31, 2009, the end of the Term) payable in accordance with the Company’s normal payroll practices;

•	Mr. Gregrey: $500,062 (base salary through April 1, 2009, the end of the Term) payable in accordance with the Company’s normal payroll practices; and

•
Mr. Kosann: $650,000 (base salary through December 31, 2008, the end of the Term) payable in accordance with the regular payroll practices of CBS Radio, so long as Mr. Kosann is ready, willing and able to render exclusive services under his employment agreement during such period.

Other
Mr. Zaref (employment terminated on July 12, 2007)
As noted above, Mr. Zaref’s employment with the Company was terminated on July 12, 2007. Accordingly, while we have included the terms which would have been applicable to Mr. Zaref in the case of certain termination scenarios, we have not calculated the payments which would have been due on December 31, 2007 in connection with these events as Mr. Zaref was not employed on December 31, 2007 by the Company.
When the Company employed Mr. Zaref, his employment agreement entitled him to three months of his salary, payable in accordance with the Company’s then current payroll practices, if either: (i) the Company provided Mr. Zaref with notice of its election not to extend or renew his employment agreement and terminated his employment without cause within three months after the stated term or (ii) his employment was terminated for good reason or death or disability less than three months before the end of the stated term, such payment to be made from the date on which the non-renewal notice is given or Mr. Zaref’s employment was terminated, whichever is earlier. If: (A) the Company did not provide a non-renewal notice to Mr. Zaref, (B) Mr. Zaref remained employed through the end of the term (June 30, 2009) and (C) the Company terminated his employment without cause within three months after the stated term, Mr. Zaref was entitled to his base salary for the balance, if any, of the three months after expiration of his term (i.e., until September 30, 2009).
When the Company employed Mr. Zaref, his employment agreement entitled him upon a change in control, to terminate his employment for good reason within 30 days of such event with an effective date not earlier than 30 business days from the date of notice. Mr. Zaref would then be entitled to the payment described above in the summary of his employment agreement. Under Mr. Zaref’s employment agreement, a change in control was defined as any merger, consolidation, dissolution or reorganization of the Company with, or any transfer of all or substantially all of the assets of the Company to, an entity other than CBS Corporation.

As discussed elsewhere in this report, CBS Radio and the Company have agreed to split equally any severance payments to Messrs. Zaref and Kosann, up to a cap of $1,000,000 for the Company’s contribution, subject to the conditions described in the Master Agreement between the parties.
DIRECTOR COMPENSATION
The following table sets forth the compensation for the Company’s directors who served during the year ended December 31, 2007. Directors who are listed under the heading “former directors” were directors for all or part of 2007, but have since resigned as directors of the Company. The cash compensation listed below reflects the significant activity in 2007 relating to the Company’s new arrangement with CBS Radio, which resulted in the termination of the Company’s Master Agreement and the hiring of a new CEO, and the strategic review process which intensified in the latter half of 2007.

						Change in
						Pension value
	Fees					and
	Earned or			Option	Non-Equity	Nonqualified
	Paid in	Stock		Awards	Incentive Plan	Deferred	All Other
	Cash	Awards		($)	Compensation	Compensation	Compensation	Total
Name	($)	($)		(d)	($)	Earnings	($)	($)
(a)	(b)	(c) (6)		(6)(7)	(e)	(f)	(g)	(h)
Current directors:
Beusse (1)	—	—		—	—	—	—	—
Carnesale	$66,250	$101,503		—	—	—	—	$167,753
Dennis	$163,750	$50,313		$53,458	—	—	—	$267,521
Greenberg	$109,375	$101,960		$53,458	—	—	—	$264,793
Little	$153,750	$99,792		—	—	—	—	$253,542
Ming	$135,000	$66,563		—	—	—	—	$201,563
Pattiz (3)	—	—		—	—	—	—	—
Smith	$74,375	$221,561	(8)	$53,458	—	—	—	$349,394
Former directors:(4)
Berger (2)	—	—		—	—	—	—	—
Lerman (2)	—	—		—	—	—	—	—
Former directors and executive officers:(4)(5)
Hollander (2)	—	—		—	—	—	—	—
Kosann (3)	—	—		—	—	—	—	—

(1)
Mr. Beusse became a director on January 8, 2008 in connection with his appointment as President and CEO. Mr. Beusse will not receive compensation in addition to that specified in his employment agreement for acting as a director.

(2)
As reflected above, as employees of CBS Radio and/or its affiliates, Messrs. Berger and Hollander elected not to receive equity compensation for their services as directors in 2007. Additionally, Mr. Berger and Mr. Hollander elected not to receive cash compensation for their services as directors in 2007. Mr. Lerman received only cash compensation, not equity compensation, for his services as director in 2007.

(3)
As employees of the Company, Mr. Kosann did not, and Mr. Pattiz does not, receive compensation in addition to that specified in their employment agreements for acting as directors. Please refer to the summary compensation table above for a description of such individuals’ compensation as employees.

(4)	Mr. Lerman resigned from the Board on January 30, 2007, Mr. Hollander on March 30, 2007, Mr. Kosann on January 8, 2008 and Mr. Berger on March 3, 2008.

(5)	Each of Messrs. Hollander and Kosann served as executive officers and directors of the Company.

(6)
The value of stock awards and option awards reported in columns (c) and (d) above is based on the estimated fair value of the underlying instrument in accordance with FAS 123R, and is recognized over the related vesting period. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 9 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. All stock awards and option awards reported in the table above were issued under the terms of the 2005 Plan and are subject to three-year vesting periods (subject to immediate vesting upon a participant’s termination within the 24-month period following a change in control as described elsewhere in this report). Because the Company’s 2007 annual meeting of shareholders was delayed, the non-employee directors received their annual grant of $100,000 in value of RSUs on July 12, 2007, instead of May 2007. No director elected to defer the receipt of his RSUs granted in July 2007.

(7)
As depicted in the chart of the Company’s stock price in the Company’s Form 10-K filed with the SEC, the Company’s stock price has declined significantly in recent years. The value of the option awards reported in column (d) above includes stock options granted in earlier years at much higher stock prices, which is reflected in the expense accrual for such options made in 2007 in accordance with FAS 123R.

(8)	The amount set forth for Mr. Smith is significantly greater than that of the other directors because Mr. Smith, age 80, is at an age at which he could retire from the Board.
General. The Compensation Committee reviews and evaluates compensation for the Company’s non-employee directors (with the exception of Mr. Kosann who did not receive compensation as a director) on an annual basis, in consultation with its outside compensation adviser and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Compensation Committee and generally approves such recommendation at the Board meeting held directly after the Company’s annual meeting of shareholders.
Fees. Directors of the Company who are not officers receive $5,000 per meeting attended for their services as directors and $1,875 per meeting attended for their services as committee members. For the 2007-2008 board term, the Directors of the Company who serve as Chairs of the Audit Committee Compensation Committee, Nominating and Governance Committee and Strategic Review Committee shall receive $15,000, $10,000, $10,000 and $15,000, respectively, for their services as the Chairs of such committees during the 2007-2008 board term.

Equity Compensation:
Annual Grant. Beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of shareholders, directors of the Company who are not officers receive a mandatory grant of $100,000 in value of RSUs each year, which awards are governed by the terms of the 2005 Plan, which became effective in May 2005. Each grant is made on the date of the Company’s annual shareholder meeting. In addition to the foregoing, newly appointed directors who are not officers receive a mandatory grant of $150,000 in value of RSUs on the date such director is appointed to the Company’s Board. Because the Company’s 2007 annual meeting of shareholders was delayed, in part as a result of then on-going negotiations with CBS Radio relating to the proposed CBS transactions, the directors received, pursuant to Board resolution, their annual grant of $100,000 in value of RSUs on July 12, 2007. The next grant of equity compensation to the directors will be on the date of the annual meeting for which this report is being circulated.
Dividends; Vesting. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its Common Stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Company’s Common Stock.
Waivers of Compensation
Mr. Kosann did not, and Mr. Pattiz does not, receive any additional remuneration for their services as directors of the Company. Messrs. Berger, Hollander, Lerman, as former directors of the Company who are/were employed by CBS and/or its affiliates, waived their right to cash and equity compensation, with the exception of Mr. Lerman, who received cash compensation only.
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee is comprised solely of independent outside directors, Messrs. Greenberg, Dennis and Smith. The Company has no interlocking relationships or other transactions involving any of our Compensation Committee members that are required to be reported pursuant to applicable SEC rules. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during the fiscal year ended December 31, 2007. There were no material transactions between the Company and any of the members of the Compensation Committee during the fiscal year ended December 31, 2007.
No member of the Compensation Committee simultaneously served both as a member of the Compensation Committee and as an officer or employee of the Company during 2007. None of the Company’s executive officers serves as a member of the Board or the Compensation Committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee.
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

Beneficial Ownership of 5% Holders
The following table shows the amount of the Common stock and Class B stock beneficially owned (unless otherwise indicated) by our largest shareholders (those who own more than 5% of the outstanding class of shares). For purposes of calculating the percentage ownership of each large shareholder, the Company used ownership holdings as of March 31, 2008, when there were 101,352,476 shares of Common stock outstanding and 291,722 shares of Class B stock outstanding.

	Aggregate Number of Shares Beneficially Owned (1)
	Common Stock			Class B Stock
Name and Address of Beneficial Owner (2)	Number		Percent	Number	Percent
CBS Radio Network Inc., a subsidiary of	16,000,000	(3)	15.8%	—	—
CBS Radio Inc. 1515 Broadway New York, NY 10036
Gores Radio Holdings, LLC	14,285,714	(4)	14.1%
10877 Wilshire Boulevard 18th Floor Los Angeles, CA 90024
FMR LLC	5,203,777	(5)	5.1%	—	—
82 Devonshire Street Boston, MA 02109
Hotchkis and Wiley Capital Management, LLC	8,659,848	(6)	8.5%	—	—
725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017
Morgan Stanley & Co. Incorporated	5,546,632	(7)	5.5%	—	—
1585 Broadway New York, NY 10036
Barclays Global Investors, N.A.	5,337,771	(8)	5.3%
45 Fremont Street San Francisco, CA 94105

(1)	The persons in the table have sole voting and investment power with respects to all shares of Common Stock and Class B stock, unless otherwise indicated.

(2)	Tabular information for such entities is based on information contained in the most recent Schedule 13D/13G filings made available to the Company.

(3)
These securities are owned by CBS Radio Network Inc., a wholly-owned subsidiary of CBS Radio Media Corporation, which in turn is a wholly-owned subsidiary of CBS Radio Inc. (“CBS”), which in turn is a wholly-owned subsidiary of CBS Broadcasting, Inc. which in turn is a wholly-owned subsidiary of Westinghouse CBS Holding Company, Inc., which in turn is a wholly-owned subsidiary of CBS Corporation, but may also be deemed to be beneficially owned by: (a) NAIRI, Inc. (“NAIRI”), which owns approximately 76.4% of CBS Corporation’s voting stock, (b) NAIRI’s parent corporation, National Amusements, Inc. (“NAI”), and (c) Sumner M. Redstone, who is the controlling shareholder of NAI. As of March 3, 2008, CBS Radio Network Inc. has shared voting power and shared dispositive power with respect to 16,000,000 shares. Warrants previously held by CBS Radio were cancelled effective March 3, 2008 in connection with the closing of the CBS transactions.

(4)
Gores Radio Holdings, LLC (“Gores Radio”) is managed by The Gores Group, LLC. Gores Capital Partners II, L.P. and Gores Co-Invest Partnership II, L.P. (collectively, the “Gores Funds”) are members of Gores Radio. Each of the members of Gores Radio has the right to receive dividends from, or proceeds from, the sale of investments by Gores Radio, including the shares of Common Stock, in accordance with their membership interests in Gores Radio. Gores Capital Advisors II, LLC (“Gores Advisors”) is the general partner of the Gores Funds. Alec E. Gores is the managing member of The Gores Group, LLC. Each of the members of Gores Advisors (including The Gores Group, LLC and its members) has the right to receive dividends from, or proceeds from, the sale of investments by the Gores Entities, including the shares of Common Stock, in accordance with their membership interests in Gores Advisors. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Gores Radio by virtue of such status.

(5)
Of these shares, 5,053,774 are owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, through one investment company, Fidelity Low Priced Stock Fund. As of December 31, 2007, each of Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, has sole voting power with respect to 0 shares and sole dispositive power with respect to 5,053,774 shares. The remaining 150,003 of these shares are owned by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC. As of December 31, 2007, each of Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, has sole voting power with respect to 150,003 shares and sole dispositive power with respect to 150,003 shares.

(6)	As of December 31, 2007, Hotchkis and Wiley Capital Management, LLC has sole voting power with respect to 5,216,048 shares and sole dispositive power with respect to 8,659,848 shares.

(7)
As of December 31, 2007, Morgan Stanley & Co. Incorporated has sole voting power with respect to 5,546,632 shares and sole dispositive power with respect to 5,546,632 shares. Such securities are beneficially owned by certain operating units of Morgan Stanley and its subsidiaries and affiliates.

(8)
Of these shares, 4,338,348 are owned by Barclays Global Investors, N.A. As of December 31, 2007, Barclays Global Investors, N.A. has sole voting power with respect to 4,036,101 shares and sole dispositive power with respect to 4,338,348 shares. The remaining 999,423 of these shares are owned by Barclays Global Fund Advisors, LLC. As of December 31, 2007, Barclays Global Fund Advisors, LLC has sole voting power with respect to 999,423 shares and sole dispositive power with respect to 999,423 shares.

Beneficial Ownership of Named Executive Officers and Directors
The following table shows the amount of the Common Stock and Class B stock beneficially owned (unless otherwise indicated) by members of our management team, which include the current executive officers named in the Summary Compensation Table (the “named executive officers”), our directors, and our directors and named executive officers as a group. For purposes of calculating the percentage ownership of each such individual, the Company used ownership holdings as of March 31, 2008, when there were 101,352,476 shares of Common stock outstanding and 291,722 shares of Class B stock outstanding. All numbers presented below include all shares which would be vested on, or exercisable by, a holder as of May 30, 2008, as beneficial ownership is deemed to include securities that a holder has the right to acquire within 60 days. As described elsewhere in this report, a holder of restricted stock only (i.e., not RSUs) is entitled to vote the restricted shares once it has been awarded such shares. Accordingly, all restricted shares that have been awarded, whether or not vested, are reported in this table of beneficial ownership, even though a holder will not receive such shares until vesting. This is not the case with RSUs or stock options which are not deemed beneficially owned until vesting.

	Aggregate Number of Shares Beneficially Owned (1)
	Common Stock		Class B Stock
	Number	Percent	Number	Percent
Name of Beneficial Owner
NAMED EXECUTIVE OFFICERS:
Norman J. Pattiz (2)	1,098,127	*	291,710	99.9%
Thomas Beusse (10)	—	*	—	—
Peter Kosann (3)	464,783	*	—	—
Andrew Zaref (4)(10)	13,203	*		—
Gary J. Yusko (10)(11)	65,000	*		—
David Hillman (5)	143,237	*		—
Paul Gregrey (6)	237,954	*		—

DIRECTORS AND NOMINEES: (7)
Albert Carnesale (8)	7,749	*	—	—
David L. Dennis (9)	169,959	*	—	—
Gerald Greenberg (9)	54,000	*	—	—
Grant F. Little, III (8)	16,783	*	—	—
H. Melvin Ming (8)	6,682	*	—	—
Joseph B. Smith (9)	86,749	*	—	—
All Current Directors and Executive Officers as a Group (13 persons)	2,364,226	2.3%	291,710	99.9%

*	Represents less than 1% of the Company’s outstanding shares of Common Stock.

(1)
The persons in the table have sole voting and investment power with respects to all shares of Common Stock and Class B stock, unless otherwise indicated. The numbers presented above do not include unvested and/or deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. All dividend equivalents on vested RSUs and shares of restricted stock (both vested and unvested) are included in the numbers reported above.

(2)
Includes vested and unexercised stock options for 445,333 shares granted under the Company 1989 Stock Incentive Plan (the “1989 Plan”), the Company 1999 Stock Incentive Plan (the “1999 Plan”) and the Company 2005 Equity Compensation Plan (the “2005 Plan”). Includes 2,794 vested RSUs (including dividend equivalents) granted under the 2005 Plan. Also includes 450,000 Common Stock shares pledged by Mr. Pattiz to Merrill, Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) in connection with a prepaid variable forward contract (the “Merrill Contract”) Mr. Pattiz entered into on September 27, 2004 with Merrill Lynch. Under the Merrill Contract, in exchange for a lump-sum cash payment of $7,182,000, Mr. Pattiz agreed to deliver upon the earlier of September 2009 or the termination of the Merrill Contract, a pre-determined number of shares of Company Common Stock pursuant to formulas set forth in the Merrill Contract. Mr. Pattiz may also settle the amount in cash. When Mr. Pattiz entered into the Merrill Contract in September 2004, he converted 411,670 of his shares of Class B stock into Common Stock and pledged the aforementioned 450,000 shares of Company Common Stock. Also includes 200,000 shares of Company common stock held indirectly by the Pattiz Family Trust. Because each share of Class B stock has 50 votes, as opposed to one vote for each share of Common Stock, Mr. Pattiz’s stock holdings represent 15.5% of the total voting power of the Company (taking into account the aggregate number of shares of Common Stock issued to Gores at the First Closing).

(3)
Includes 419,000 vested and unexercised options granted under the 1999 Plan and 2005 Plan. Includes 24,889 vested RSUs and 20,894 shares of vested restricted stock (including dividend equivalents) granted under the 2005 Plan. Mr. Kosann forfeited his vested and unexercised options and certain of his unvested RSUs and shares of restricted stock in connection with the termination of his employment.

(4)
Includes 6,491 vested RSUs (including dividend equivalents) and 6,373 shares of restricted stock (vested and unvested, including dividend equivalents) granted under the 2005 Plan. Includes 339 shares of Common Stock held in the Company 401(k) account. Mr. Zaref forfeited his vested and unexercised options and his unvested RSUs and shares of restricted stock in connection with the termination of his employment as of July 12, 2007.

(5)
Includes 94,383 vested and unexercised options granted under the 1999 Plan and 2005 Plan and 48,341 shares of restricted stock (vested and unvested, including dividend equivalents) granted under the 2005 Plan. Includes 513 shares of Common Stock held in the Company 401(k) account.

(6)
Includes 186,200 vested and unexercised options granted under the 1999 Plan and 2005 Plan and 50,833 shares of restricted stock (vested and unvested, including dividend equivalents) granted under the 2005 Plan. Includes 921 shares of Common Stock held in the Company 401(k) account.

(7)	Does not include Norman J. Pattiz, Thomas Beusse and Peter Kosann, who are also named executive officers and listed with the other named executive officers.

(8)	Represents vested RSUs granted under the 2005 Plan. Does not include deferred and/or unvested RSUs which have no voting rights until shares are distributed in accordance with their terms.

(9)
Represents 113,000 (Dennis), 54,000 (Greenberg) and 79,000 (Smith) vested and unexercised stock options granted under the 1989 Plan, the 1999 Plan and/or the 2005 Plan. Includes 7,749 vested RSUs (including dividend equivalents) granted under the 2005 Plan for each of Messrs. Dennis and Smith. Does not include deferred and/or unvested RSUs which have no voting rights until shares are distributed in accordance with their terms.

(10)
As noted elsewhere in this report, Mr. Zaref’s employment with the Company was terminated on July 12, 2007 and Mr. Yusko became the Company’s CFO on July 16, 2007. Mr. Kosann’s employment was terminated on January 8, 2008 and Mr. Beusse became the Company’s CEO on January 8, 2008.

(11)	Includes 65,000 shares of restricted stock (vested and unvested, including dividend equivalents) granted under the 2005 Plan.

Changes in Control
The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Except for the transactions with CBS Radio described below, the Company is not aware of any transaction entered into in 2007, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest. On March 3, 2008, the Company closed the Master Agreement with CBS Radio which documents a long-term arrangement between the parties through March 31, 2017. On that date, the Management Agreement and CBS Representation Agreement terminated and the CBS warrants described below were cancelled. Also, on January 8, 2008 and March 3, 2008, respectively, two employees of CBS Radio who served on the Company’s Board during 2007 (Messrs. Kosann and Berger) resigned as directors of the Company. As of March 3, 2008, CBS Radio beneficially owned 16 million shares of the Common Stock of the Company (the same number of shares it held through 2007). During 2007 and continuing in 2008, a number of CBS Radio’s radio stations are affiliated with the Company’s radio networks and the Company purchases several programs from CBS Radio.
During fiscal year 2007, when the Management Agreement was still in place, CBS Radio provided to the Company the services of a chief executive officer and a chief financial officer. Pursuant to the Management Agreement, the Company was obligated to pay to CBS Radio an annual base fee (which base fee is $3,000,000, effective April 1, 2004) subject to an annual increase by a percentage amount equal to the increase based on a specified consumer price index. The expense associated with the Management Agreement in 2007 was approximately $3,394,000.
In addition, under the Management Agreement, the Company was obligated to pay to CBS Radio incentive bonus compensation in an amount equal to 10% of the amount by which the Company’s operating cash flow exceeds a target amount for the applicable year, subject to certain adjustments. The Company was also required to reimburse CBS Radio for certain out-of-pocket expenses incurred by CBS Radio in performing the services contemplated by the Management Agreement consistent with past practice. CBS Radio did not earn an incentive bonus in fiscal year 2007 as targeted cash flow levels were not achieved.
As additional compensation to CBS Radio under the Management Agreement, CBS Radio was granted seven warrants to purchase an aggregate 4,500,000 shares of the Company’s Common Stock (comprised of two warrants to purchase 1,000,000 Common Stock shares per warrant and five warrants to purchase 500,000 Common Stock shares per warrant). Of the seven warrants issued, the two one million share warrants had an exercise price of $43.11 and $48.36, respectively, and became exercisable if (A) if the average price of the Company’s Common Stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by the Company in certain circumstances as described in the terms of such warrants.

The exercise price for each of the five remaining warrants was equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each had a term of 10 years and became exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specified the average price of the Company’s Common Stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500,000 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be at least equal to both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. In the case of the $38.87 warrants, the $44.70 warrants, the $51.40 warrants and the $59.11 warrants, respectively, the Company’s average stock price for the 15 trading days prior to January 2, 2005, January 2, 2006, January 2, 2007 and January 2, 2008, respectively, did not equal or exceed the requisite target price, and, therefore, such warrants did not become exercisable. As of December 31, 2007, 1,500,000 of these warrants were cancelled as our Common Stock did not reach the specified price targets necessary for the warrants to become exercisable. As described above, on March 3, 2008, all warrants issued to CBS Radio were cancelled in accordance with the terms of the Master Agreement which closed on that date. The registration rights agreement covering the shares of Common Stock issuable upon exercise of the warrants was also terminated on March 3, 2008, however, the Company and CBS Radio entered into a new registration rights agreement which provides registration rights to the 16,000,000 shares of Company Common Stock held by CBS Radio and its affiliates.
Until March 3, 2008, the Company had a Representation Agreement with CBS Radio to operate the CBS Radio Networks until March 31, 2009. Under the agreement, the Company retained all revenue and was responsible for all expenses of the CBS Radio Networks. During 2007, we incurred expenses aggregating approximately $66,633,000 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and affiliates. The description and amounts regarding related party transactions set forth in this proxy statement also reflect transactions between us and Viacom Inc. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
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

While the foregoing procedures are not in writing, the Company did have written procedures regarding transactions with its manager, CBS Radio, in the Management Agreement between the Company and CBS Radio (the “Management Agreement”), which terminated on March 3, 2008, but was in effect for all of fiscal year 2007. Under the terms of the Management Agreement, all transactions (other than the Management Agreement and Representation Agreement (as described below), which agreements were ratified by the Company’s shareholders) between the Company and CBS Radio or its affiliates had to be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates had to be approved by the Company’s Board. Such exceptions included, among others, new or special programming agreements not requiring compensation; the renewal of existing agreements on the same or better terms or affiliation agreements involving compensation terms consistent with those of non-affiliates of CBS Radio involving annual payments of less than $500,000.
Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2007 and 2006 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s financial statements for fiscal years 2007 and 2006 as well as fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2007 and 2006.

(in thousands)	2007	2006
(1) Audit Fees	$1,317	$1,000
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP did not impair that firm’s independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to the Company by PricewaterhouseCoopers LLP in 2007 were pre-approved by the Audit Committee. Under the Company’s pre-approval policies and procedures, the Chair of the Audit Committee is authorized to pre-approve the engagement of PricewaterhouseCoopers LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.
Submitted by the Audit Committee
Grant F. Little, III, Chair of the Audit Committee
Gerald Greenberg
H. Melvin Ming

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

WESTWOOD ONE, INC.
Date: April 29, 2008	By:	/S/ GARY J. YUSKO
Gary J. Yusko
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS F.X. BEUSSE Thomas F.X. Beusse	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/S/ GARY J. YUSKO Gary J. Yusko	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 29, 2008

/S/ NORMAN J. PATTIZ Norman J. Pattiz	Chairman of the Board of Directors	April 29, 2008

/S/ ALBERT CARNESALE Albert Carnesale	Director	April 29, 2008

/S/ DAVID L. DENNIS David L. Dennis	Director	April 29, 2008

/S/ GERALD GREENBERG Gerald Greenberg	Director	April 29, 2008

/S/ GRANT F. LITTLE, III Grant F. Little, III	Director	April 29, 2008

/S/ H MELVIN MING H. Melvin Ming	Director	April 29, 2008

/S/ JOSEPH B. SMITH Joseph B. Smith	Director	April 29, 2008
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