Form 10-Q
period 2008-03-31
WESTWOOD ONE INC /DE/
filed 2008-05-08
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at March 31, 2008 (excluding treasury shares):
Common stock, par value $.01 per share — 101,352,476 shares
Class B stock, par value $.01 per share — 291,722 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,931	$6,187
Accounts receivable, net of allowance for doubtful accounts of $3,415 (2008) and $3,602 (2007)	101,378	108,271
Warrants, current portion	—	9,706
Prepaid and other assets	10,878	13,990

Total Current Assets	118,187	138,154

PROPERTY AND EQUIPMENT, NET	34,514	33,012
GOODWILL	464,114	464,114
INTANGIBLE ASSETS, NET	3,247	3,443
OTHER ASSETS	23,949	31,034

TOTAL ASSETS	$644,011	$669,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturity of long-term debt	$138,100	$—
Accounts payable	17,533	17,378
Amounts payable to related parties	16,390	30,859
Deferred revenue	4,621	5,815
Income taxes payable	—	7,246
Accrued expenses and other liabilities	30,001	29,562

Total Current Liabilities	206,645	90,860

LONG-TERM DEBT	201,783	345,244
OTHER LIABILITIES	6,209	6,022

TOTAL LIABILITIES	414,637	442,126

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock: authorized 10,000 shares, none outstanding	—	—
Common stock, $.01 par value: authorized, 300,000 shares; issued and outstanding, 101,352 (2008) and 87,105 (2007)	1,018	872
Class B stock, $.01 par value: authorized, 3,000 shares; issued and outstanding, 292 (2008 and 2007)	3	3
Additional paid-in capital	295,178	290,786
Unrealized gain on available for sale securities	8,503	5,955
Accumulated deficit	(75,328)	(69,985)

TOTAL SHAREHOLDERS’ EQUITY	229,374	227,631

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$644,011	$669,757

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

NET REVENUE	$106,627	$113,959

Operating Costs (includes related party expenses of $17,827 and $18,943, respectively)	94,229	97,435

Depreciation and Amortization (includes related party warrant amortization of $1,618 and $2,427, respectively)	3,976	5,031

Corporate General and Administrative Expenses (includes related party expenses of $656 and $830, respectively)	3,466	3,876

Special Charges	7,956	355

	109,627	106,697

OPERATING (LOSS) INCOME	(3,000)	7,262

Interest Expense	5,399	6,097
Other Income	(41)	—

(LOSS) INCOME BEFORE INCOME TAXES	(8,358)	1,165
INCOME TAX EXPENSE (BENEFIT)	(3,020)	450

NET (LOSS) INCOME	$(5,338)	$715

EARNINGS (LOSS) PER SHARE
COMMON STOCK
BASIC	$(0.06)	$0.01

DILUTED	$(0.06)	$0.01

CLASS B STOCK
BASIC	$—	$0.02

DILUTED	$—	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	89,423	86,072

DILUTED	89,423	86,079

CLASS B STOCK
BASIC	292	292

DILUTED	292	292

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,338)	$715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,977	5,031
Deferred taxes	522	(257)
Non-cash stock compensation	2,123	2,755
Amortization of deferred financing costs	352	121

	1,636	8,365

Changes in assets and liabilities:
Accounts receivable	6,893	16,463
Prepaid and other assets	6,652	624
Deferred revenue	(1,194)	(591)
Income taxes payable and prepaid income taxes	(10,894)	(7,167)
Accounts payable and accrued expenses and other liabilities	620	(9,603)
Amounts payable to related parties	(14,469)	8,558

Net Cash (Used) Provided By Operating Activities	(10,756)	16,649

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,664)	(906)

Net Cash Used In Investing Activities	(3,664)	(906)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	22,750	—
Borrowings under bank and other long-term obligations	—	10,000
Debt repayments and payments of capital lease obligations	(7,049)	(30,178)
Dividend payments	—	(1,731)
Deferred financing costs	(1,537)	—

Net Cash Provided By (Used in) Financing Activities	14,164	(21,909)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(256)	(6,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,187	11,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,931	$5,362

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1 — Basis of Presentation:
The accompanying Consolidated Balance Sheet at March 31, 2008 and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE 2 — Income Taxes:
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
The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. FIN 48 “Accounting for Uncertainty in Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
NOTE 3 — Equity Based Compensation:
Equity Compensation Activity
During the three months ended March 31, 2008, the Company awarded 2,685 shares of Common stock to certain employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of Common stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s Common stock activity during the three-month period ended March 31, 2008 follows:

		Weighted
	2008	Average
	Shares	Exercise Price
Unvested at December 31, 2007	3,888	$21.86
Granted during the period	2,685	1.82
Forfeited during the period	(226)	18.06

Unvested at March 31, 2008	6,347	$13.52

Total compensation expense for the three months ended March 31, 2008 and 2007 related to stock-based compensation was $2,123 and $2,755, respectively. Of that expense, $1,154 and $1,376, respectively, was included in Operating costs in the Consolidated Statement of Operations and $969 and $1,379, respectively, was included in Corporate, general and administrative expense in the Consolidated Statement of Operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4 — Comprehensive (Loss) Income:
Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net (loss) income represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net (Loss) Income	$(5,338)	$715
Other Comprehensive Income (Loss):
Unrealized Gain	2,548	312

Comprehensive (Loss) Income	$(2,790)	$1,027

NOTE 5 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Three Months Ended
	March 31,
	2008	2007
Professional and other fees related to the new CBS Agreements	$2,956	$355
Closing payment to CBS Radio related to new CBS Agreements	5,000	—

Special Charges	$7,956	$355

NOTE 6 — Earnings Per Share:
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The following is a reconciliation of the Company’s Common shares and Class B shares outstanding for calculating basic and diluted net (loss) income per share:

	Three Months Ended
	March 31,
	2008	2007

Net (Loss) Income	$(5,338)	$715
Less: distributed earnings to Common shareholders	—	1,726
Less: distributed earnings to Class B shareholders	—	5

Undistributed loss	$(5,338)	$(1,016)

(Loss) Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$—	$1,726
Undistributed loss allocated to Common shareholders	(5,338)	(1,016)

Total (Loss) Earnings — Common stock, basic	$(5,338)	$710

Diluted
Distributed earnings to Common shareholders	$—	$1,726
Distributed earnings to Class B shareholders	—	—
Undistributed loss allocated to Common shareholders	(5,338)	(1,016)

Total (Loss) Earnings — Common stock, diluted	$(5,338)	$710

Weighted average Common shares outstanding, basic	89,423	86,072
Share-based compensation shares	—	7
Warrants	—	—
Weighted average Class B shares	—	—

Weighted average Common shares outstanding, diluted	89,423	86,079

(Loss) Earnings per Common share, basic
Distributed earnings, basic	$—	$0.02
Undistributed earnings (loss) — basic	(0.06)	(0.01)

Total	$(0.06)	$0.01

(Loss) Earnings per Common share, diluted
Distributed earnings, diluted	$—	$0.02
Undistributed earnings (loss) — diluted	(0.06)	(0.01)

Total	$(0.06)	$0.01

Earnings— Class B stock
Basic
Distributed earnings to Class B shareholders	$—	$5
Undistributed earnings allocated to Class B Shareholders	—	—

Total Earnings — Class B stock, basic	$—	$5

Diluted
Distributed Earnings to Class B shareholders	—	5

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Undistributed earnings allocated to Class B shareholders	—	—

Total Earnings — Class B stock, diluted	$—	$5

Weighted average Class B shares outstanding, basic	292	292
Share-based compensation	—	—
Warrants	—	—

Weighted average Class B shares outstanding, diluted	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$—	$0.02
Undistributed earnings — basic	—	—

Total	$—	$0.02

Earnings per Class B share, diluted

Distributed earnings, diluted	$—	$0.02
Undistributed earnings — diluted	—	—

Total	$—	$0.02

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants (see Note 8 — “Related Party Transactions” for more information) were excluded from the calculation of diluted earnings per share because the combined exercise price, unamortized fair value, and excess tax benefits were greater than the average market price of the Company’s Common stock for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Options	6,636	5,907
Restricted Stock	978	1,012
Restricted Stock Units	205	210
Warrants	—	3,000
The per share exercise price of the options excluded were $1.63 — $38.34 for the three months ended March 31, 2008, and $6.57- $38.34 for the three months ended March 31, 2007. The per share exercise prices of the warrants excluded, for the three months ended March 31, 2007, was $59.11 — $67.98. The warrants were cancelled on March 3, 2008 in conjunction with the new CBS Radio agreements (See Note 8).
NOTE 7 — Debt:
Long-term debt consists of the following at:

	March 31, 2008	December 31, 2007
Revolving Credit Facility/Term Loan	$138,100	$145,000
4.64% Senior Notes due 2009	50,000	50,000
5.26% Senior Notes due 2012	150,000	150,000
Fair market value of Swap (a)	1,783	244

	339,883	345,244
Less current maturity	(138,100)	—

	$201,783	$345,244

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The Company’s bank facility matures on February 28, 2009. Accordingly, that debt is classified as current in the accompanying financial statement and as a result, the Company must refinance its bank facility, develop new funding sources and/or raise additional capital. If the Company is unable to refinance, identify new funding sources and/or raise additional capital, it may not be able to repay the facility upon maturity. In addition, if the Company’s operating results continue to decline, it may cause the Company to seek a waiver or further amendments to their debt covenants. If we are unable to refinance or repay our debt at maturity, it could have a material and adverse effect on the Company’s business, results of operations, cash flows and financial condition.
Effective February 28, 2008 (with the exception of clause (v) below which was effective March 3, 2008), the Company amended the Facility to: (i) provide security to our lenders (including holders of our Senior Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%, (iv) change the allowable Total Debt Ratio to 4.0 times its Annualized Consolidated Operating Cash Flow through the remaining term of the Facility, (v) eliminate the provision that deemed the termination of the CBS Radio Management Agreement an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. As noted above, as a result of providing the banks in the Facility with a security interest in our assets, the holders of our Senior Notes were also provided with security pursuant to the terms of the Note Purchase Agreement.
As of March 31, 2008, the applicable margin was LIBOR plus 1.75%. Additionally, at March 31, 2008, the Company had borrowed $138,100 at a weighted-average interest rate of 6.53% (including the applicable margin).
NOTE 8 — Related Party Transactions:
CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation, a wholly-owned subsidiary of CBS Corporation) holds a common equity position in the Company and until March 3, 2008 provided ongoing management services to the Company under the terms of a management agreement (the “Management Agreement”). In addition to the Management Agreement, the Company also entered into other transactions with CBS Radio in the normal course of business.
On October 2, 2007, the Company entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s commercial inventory for our network and traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, certain existing agreements between CBS Radio and the Company, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new agreement, CBS Radio agreed to assign to the Company all of its right, title and interest in and to the warrants to purchase Common stock outstanding under prior agreements. These warrants were cancelled and retired as of the closing date.
The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2008	2007
Representation Agreement	$5,698	$6,750
Programming and Affiliations	12,129	12,193
Management Agreement (excluding warrant amortization)	610	830
Warrant Amortization	1,617	2,427
Payment due upon closing of Master Agreement	5,000	—

	$25,054	$22,200

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Expenses incurred for the representation agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The expense incurred upon closing of the Master Agreement is included as a component of special charges in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom Inc. (“Viacom”). Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP.
NOTE 9 — Shareholders’ Equity
On March 3, 2008 and March 24, 2008, the Company announced the closing of the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of Company Common stock to Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC, at a price of $1.75 per share for an aggregate purchase amount of $25,000. The Company also agreed to sell to Gores $75,000 of 7.5% Series A Convertible Preferred Stock ( the “Series A Preferred Stock”) with an initial conversion price of $3.00 per share and warrants (issued in three tranches) to purchase up to 10,000 shares of Company Common stock, such warrants to be exercisable at $5.00/share, $6.00/share and $7.00/share, respectively. The issuance of the Series A Preferred Stock and warrants is subject to shareholder approval.
NOTE 10 — Fair Value Measurements
Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157) establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.
There was no change recorded in the Company’s opening balance of Retained Earnings as of January 1, 2008 as it did not have any financial instruments requiring retroactive application per the provisions of SFAS No. 157.
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Investments (1)	$14,157	$—	$—	$14,157
Derivative Assets (1)	—	1,783	—	1,783

Total Assets	$14,157	$1,783	$—	$15,940

Liabilities:
Derivative Liabilities (2)	$—	$1,783	$—	$1,783

Total Liabilities	$—	$1,783	$—	$1,783

(1)	Included in Other Assets in the accompanying Balance Sheet

(2)	Included in Long-Term Debt in the accompanying Balance Sheet
NOTE 11 — Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The Company is currently assessing the impact of SFAS No. 133 on its consolidated financial position and results of operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
On October 2, 2007, the Company entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s commercial inventory for our network and traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, certain existing agreements between CBS Radio and the Company, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new arrangement, CBS Radio agreed to assign to the Company all of its right, title and interest in and to the warrants to purchase Common stock outstanding under prior agreements. These warrants were cancelled and retired as of the closing date. The new arrangement closed on March 3, 2008.
The new arrangement with CBS Radio is particularly important to us, as in recent years, the radio broadcasting industry has experienced a significant amount of consolidation. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. While we provide programming to all major radio station groups, our extended affiliation agreements with most of CBS Radio’s owned and operated radio stations provide us with a significant portion of the audience that we sell to advertisers.
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
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements and severance associated with senior management changes made in 2007 (i.e. our former CEO and CFO).
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
Results of Operations
Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007
Revenue
Revenue presented by type of commercial advertisements are as follows for the three month periods ending March 31:

	Three Months Ended March 31,
	2008		2007
	$	% of total	$	% of total
Local/Regional	$47,442	44%	$53,423	47%
National	59,185	56%	60,536	53%

Total (1)	$106,627	100%	$113,959	100%

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

Revenue for the first quarter of 2008 decreased $7,332, or 6.4%, to $106,627 compared with $113,959 in the first quarter of 2007. During the first quarter of 2008, revenue aggregated from the sale of local/regional airtime decreased 11.2%, or $5,981, and national-based revenue decreased $1,351, or 2.2% compared with the first quarter of 2007. The decrease in revenue is primarily attributable to lower audience and inventory levels, a reduction in the size of our sales force and increased competition. The decrease in local/regional revenue was principally related to a weak local ad marketplace primarily in the automotive, banking and real estate categories, a reduction in our sales force, a reduction in :10 second inventory units available to sell and from increased competition from radio stations, which decrease was partially offset by higher revenue from television inventory (approximately $900). The decrease in national revenue was principally attributable to a reduction in RADAR rated network inventory resulting from our affiliates experiencing audience declines, lower barter revenue related to programming agreements (approximately $2,200) and planned reductions in affiliate compensation, which decrease was partially offset by revenue generated from new program launches.
Operating Costs
Operating costs for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008		2007
	$	% of total	$	% of total
Programming, production and distribution expenses	$74,741	79%	$76,798	78%
Selling expenses	9,215	10%	9,981	11%
Stock-based compensation	1,154	1%	1,376	1%
Other operating expenses	9,119	10%	9,280	10%

	$94,229	100%	$97,435	100%

Operating costs decreased approximately $3,206, or 3.3%, to $94,229 in the first quarter of 2008 from $97,435 in the first quarter of 2007. The decrease was principally attributable to reduced programming and production costs and lower commission and bad debt expenses.
Depreciation and Amortization
Depreciation and amortization decreased $1,055, or 21%, to $3,976 in the first quarter of 2008 from $5,031 in the first quarter of 2007. The decrease was principally attributable to a reduction in warrant amortization expense as a result of the cancellation on March 3, 2008 of all then outstanding warrants previously granted to CBS Radio.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $410, or 10.6%, to $3,466 in the first quarter of 2008 from $3,876 in the first quarter of 2007. Exclusive of stock-based compensation expense of $969 and $1,379 in the first quarter of 2008 and 2007, respectively, corporate general and administrative expenses in the first quarter of 2008 and 2007 were $2,497 in both periods.
Special Charges
We incurred costs aggregating $7,956 in the first quarter of 2008 and 2007, respectively, related to the negotiation and closing of a new long-term arrangement with CBS Radio. Of the $7,956 first quarter 2008 expense, $5,000 was attributable to a closing payment made to CBS Radio.
Operating (Loss) Income
Operating (loss) in the first quarter of 2008 increased $10,262 to ($3,000) from operating income of $7,262 in the first quarter of 2007. The higher loss is principally attributable to lower revenue and higher special charges, partially offset by the elimination of warrant amortization attributable to the CBS Radio warrants that were cancelled as part of the new CBS Radio arrangement and a reduction in operating costs.
We currently anticipate that operating income will decrease in 2008 compared with 2007 principally as a result of higher special charges.
Interest Expense
Interest expense decreased $698, or 11.4%, to $5,399 in the first quarter of 2008 from $6,097 in the first quarter of 2007. The decrease is principally attributable to lower debt levels and interest rates, partially offset by higher amortization of deferred debt costs. Our weighted average interest rate in the first quarter of 2008 was 6.1% compared with 6.3% in the 2007 quarter.
Provision for Income Taxes
Income tax benefit in the first quarter of 2008 was $3,020 compared with income tax expense of $450 in the first quarter of 2007. The Company’s income tax benefit in the first quarter of 2008 was based on an expected annual effective tax rate of 38.5% less a charge for anticipated interest on unrecognized tax benefits.

Net (Loss) Income
Net (loss) in the first quarter of 2008 was ($5,338) compared with net income of $715 in the first quarter of 2007, a decrease of $6,053. Net (loss) per basic and diluted shares were ($0.06) in the first quarter of 2008 while net income per basic and diluted shares in the first quarter of 2007 was $0.01.
Earnings Per Share
Weighted average shares outstanding used to compute basic and diluted earnings per share were 89,423, in the first quarter of 2008 compared with 86,072 and 86,079, respectively in the first quarter of 2007.
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
We believe that our sources of liquidity are not adequate to fund ongoing operating requirements in the next twelve months, as our bank facility matures in February 2009. Accordingly, we must refinance our bank facility and/or raise additional capital. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services or programs.
At December 31, 2007, we had an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility (referred to in this section as the “Facility”), both of which mature in February 2009. At March 31, 2008, we had available borrowings of approximately $32,200 under our Facility. Interest on the Facility was payable at the prime rate plus an applicable margin of up to 0.25% or LIBOR plus an applicable margin of up to 1.25%, at our option. The Facility contained covenants, among others, related to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. We issued through a private placement $150,000 of ten-year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven-year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%) (the foregoing, the “Senior Notes”). In addition, we have a ten-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $150,000 Senior Notes and a seven-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $50,000 Senior Notes. Both swaps have interest rates at three-month LIBOR plus 0.8%. The Senior Notes contain covenants, among others, relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios.
In the first quarter of 2008 we amended the Facility to, among other things: (i) provide security to our lenders (including holders of our Senior Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%, (iv) change the allowable total debt ratio covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Facility, (v) eliminate the provision that deemed the termination of the Management Agreement as an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. In addition, we and the advisors to the Strategic Review Committee of the Board are actively evaluating options to refinance all or a portion of our existing debt and to obtain additional equity. To that end, on March 3, 2008 and March 24, 2008, we sold 7,143 shares (14,286 shares in the aggregate) of Common stock to Gores for an aggregate purchase price of $25,000 and we agreed to sell $75,000 of Series A Preferred Stock with warrants to Gores. The sale and issuance of Series A Preferred Stock and warrants to Gores is subject to shareholder approval.
At March 31, 2008, the Company’s principal sources of liquidity were its cash and cash equivalents of $5,931 and available borrowings under its credit facility.

Net cash used by operating activities was $10,756 for the three months ended March 31, 2008 compared with net cash provided by operating activities of $16,649 for the three months ended March 31, 2007, a decrease of $27,405 in net cash provided by operating activities. The decrease was principally attributable to a reduction in amounts payable to related parties ($23,027) as a result of the new CBS Radio agreements and our net loss in the current quarter.
While our business does not usually require, and we do not expect in the future to require, significant cash outlays for capital expenditures, including as a result of a planned investment in a new distribution system, our 2008 capital expenditures are expected to be approximately double the amount spent in 2007 ($5,849). Accordingly capital expenditures in the first quarter of 2008 were $3,664 compared with $906 in the first quarter of 2007.
On March 6, 2007, the Board of Directors declared a cash dividend of $0.02 per share of issued and outstanding Common stock and $0.016 per share of issued and outstanding Class B stock payable on March 30, 2007 to all record holders as of March 20, 2007. Dividend payments totaling $1,167 were made in the first quarter of 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The Company is currently assessing the impact of SFAS No. 133 on its consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
In February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), also issued in February 2008, deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 1A—Risk Factors” and “Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business
Our operating income has declined since 2002. We may not be able to reverse this trend.
Since 2002, our operating income has declined from approximately $166,000 to $63,000, with the most significant decline, $144,000 to $63,000, occurring in the past two years (exclusive of goodwill impairment charges). In addition, our 2006 results were adversely affected by a $516,000 goodwill impairment charge. In this quarter our operating income continued to decline and decreased approximately $10,300 when compared with the first quarter of 2007. We cannot provide any assurances that we will be able to reverse this trend of declining operating income or that we will not have future impairment or other charges that adversely affect operating income. Even if we are initially successful in reversing the downward trend, we may not be able to sustain the improvement on a quarterly or annual basis. Our failure to reverse the downward trend in operating income will negatively affect the market price of our Common stock and our ability to access capital markets.
Our business may not grow in the future.
Since 2004, our revenue has declined from approximately $562,000 to $451,000. This decrease in revenue has been attributable to a decline in audience and commercial inventory on both a local/regional and a national basis, a substantial reduction in sales persons and an increase in competition. Our strategy to grow revenue is dependent on, among other things, our ability to reverse the declines in audience we have experienced, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, will require an infusion of capital, which as discussed below is presently limited and could be further constrained in the future. Our ability to implement this strategy will also depend on a number of other factors, many of which are outside our control, including the general economy, the perception by advertisers and clients that we offer an effective way of reaching their targeted demographic group, and our ability to attract and retain qualified employees and management. We cannot predict at this time to what degree, if any, we will be able to implement our growth strategy successfully.
We may not be able to obtain future capital on terms favorable to us which could have negative consequences on our business.
As a result of the deterioration in our operating performance, we amended our senior loan agreement in October 2006 and again in the first quarter of 2008 with a syndicate of banks in order to remain in compliance with the covenants under this agreement, including increasing the total debt ratio covenant from 3.50 to 1 (effective after March 31, 2008) to 4.00 to 1. Further declines in our operating performance may cause us to seek further amendments to the covenants under our existing senior loan agreement and the Senior Notes or to seek to replace the senior loan agreement, which matures on February 28, 2009, and/or our Senior Notes, in their entirety. Our ability and timing to obtain, if needed, additional amendments or additional financing, or to refinance our existing debt may be impacted by factors outside our control. Additionally any refinancing of our Senior Notes will likely require the payment to our note holders of an amount greater than the principal amount of the Senior Notes due to a make-whole requirement in the Note Purchase Agreement. The amount of such make-whole payment will continue to increase if interest rates continue to decline, and conversely will decrease as interest rates rise.

While we recently announced the execution of a purchase agreement with Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC, where they agreed to purchase $75,000 of 7.5% Series A Convertible Preferred Stock and warrants, the issuance of such preferred stock and warrants is subject to approval by our shareholders. While certain officers and directors executed a voting agreement agreeing to vote in favor of such transaction, holders of a majority of Company Common stock must approve the transaction. If our shareholders do not approve the issues of the preferred stock and warrants, we may be required to obtain additional capital on terms that may be less favorable than the Gores preferred stock/warrants transaction. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or our shareholders.
Our revenue could further decline as a result of general and industry-specific economic trends, and declines in consumer spending.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. Advertising expenditures and consumer spending tend to decline during recessionary periods, and may also decline at other times. Accordingly, our revenue could further decline during a general economic downturn.
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
The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, to attract audiences and to attract advertisers. In addition, changes in U.S. financial and equity markets, including market disruptions and significant interest rate fluctuations, could impede our access to, or increase the cost of, external financing for our operations and investments.
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
In order to achieve a desired proportion of variable and fixed rate debt, in December 2002, the Company entered into a seven-year interest rate swap agreement covering $25,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of its outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps covered $100,000 which represents 50% of the notional amount of the Senior Notes. In November 2007, a ten-year interest rate swap agreement covering $50,000 notional value of the Company’s outstanding borrowing was cancelled.
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
With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of 0.75%, or LIBOR plus an applicable margin of 1.75%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-month maturity or less. Every 0.25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of March 31, 2008, the Company had $138,100 outstanding under the Facility.
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate non-performance by the counterparties.
The Company’s receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which the Company operates.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the most recent fiscal period (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to Company management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against us and certain of our current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to our former directors and executives. Plaintiff seeks judgment against the individual defendants in favor of us for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain of our former directors and executives who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint. On March 2, 2007, we filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to our motion to dismiss. On May 14, 2007, we filed our reply in furtherance of its motion to dismiss Plaintiff’s amended complaint. On August 3, 2007, the Court granted such motion to dismiss and denied Plaintiff’s request for leave to replead and file a further amended complaint. On September 20, 2007, Plaintiff appealed the Court’s dismissal of its complaint and moved for “renewal” under CPLR 2221(e). Oral argument on Plaintiff’s motion for renewal occurred on October 31, 2007. On April 22, 2008, Plaintiff withdrew its motion for renewal, without prejudice to renew.
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2008 the Company did not purchase any of its Common stock under its existing stock purchase program and does not intent to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of Shares		Part of Publicly	Purchased Under
	Purchased in	Average Price Paid	Announced Plan or	the Plans or
Period	Period	Per Share	Program	Programs (A)

1/1/08 — 1/31/08	—	N/A	21,001,424	$290,490,000

2/1/08 — 2/29/08	—	N/A	21,001,424	$290,490,000

3/1/08 — 3/31/08	—	N/A	21,001,424	$290,490,000

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.

On January 3, 2008, 2 shares of Company common stock were withheld from the vested portion of a 2006 equity compensation award to Peter Kosann (our then Chief Executive Officer), in order to satisfy taxes payable by Mr. Kosann in connection with the 10 shares of such award that vested on January 3, 2008. On such date, the closing stock price of our common stock was $1.94 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2007 Annual Meeting of Shareholders of the Company was held on February 12, 2008.

(b)
The matters voted upon and the related voting results are as follows (holders of common stock and Class B stock voted together on all matters except for the election of the independent member of the Board of Directors, Mr. Smith, for whom holders of common stock voted alone). The following vote totals (with the exception of the totals for Mr. Smith) reflect that each share of Class B stock is entitled to 50 votes per share.

(1)	Election of Class I Directors:

	FOR	WITHHELD

Norman J. Pattiz	64,742,897	14,961,737
Joseph B. Smith	51,179,257	13,939,877
Thomas F.X. Beusse	69,962,486	9,742,148
Although not elected at the meeting, the Class II directors, Walter Berger, Albert Carnesale and David Dennis, and the Class III directors, Gerald Greenberg and H. Melvin Ming, continued to serve as directors of the Company pursuant to the stated terms of their directorships. On March 3, 2008, Mr. Berger resigned as a director in connection with the closing of the CBS Radio arrangement.
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007:

FOR	78,918,199
AGAINST	726,667
ABSTAIN	59,768
NO VOTE	0
(3)	Approval of the Master Agreement between the Company and CBS Radio Inc. and the other definitive agreements with CBS attached as exhibits to the Master Agreement:

FOR	65,212,291
AGAINST	761,508
ABSTAIN	11,798
NO VOTE	0

Item 5. Other Information
None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.
Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed on October 25, 2002. (1)
3.2	Bylaws of Company as currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (4)
10.1+	Form Stock Option Agreement under the Westwood One, Inc. 1999 Stock Incentive Plan for non-director participants (5)
10.2+	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (6)
10.3+	Employment Agreement, effective as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (6)
10.4+	Consent Agreement, dated as of January 8, 2008, made by and among CBS Radio Inc., Registrant, and Thomas F.X. Beusse. (6)
10.5+	Stand-Alone Stock Option Agreement, dated as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (6)
10.6	Amendment No. 2, dated as of January 11, 2008, to the Credit Agreement, dated as of March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (7)
10.7	Amendment No. 3, dated as of February 25, 2008, to the Credit Agreement, dated as of March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (8)
10.8	Intercreditor and Collateral Trust Agreement, dated as of February 28, 2008, by and among Registrant, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions that hold the Notes and The Bank of New York, as Collateral Trustee (4)
10.9	Shared Security Agreement, dated as of February 28, 2008, by and among Registrant, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (4)
10.10	Shared Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of February 28, 2008, by Registrant, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of New York, as Beneficiary (4)
10.11+	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (9)
10.12	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (9)
10.13	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (10)
10.14	Mutual General Release and Covenant Not to Sue, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (10)

Exhibit
Number (A)	Description of Exhibit
10.15	Amended and Restated News Programming Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (10)
10.16	Amended and Restated Technical Services Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (10)
10.17	Amended and Restated Trademark License Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (10)
10.18	Registration Rights Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (10)
10.19	Lease for 524 W. 57th Street, dated as of March 3, 2008, by and between Registrant and CBS Broadcasting Inc. (10)
10.20	Form Westwood One Affiliation Agreement, dated February 29, 2008, between Westwood One, Inc. on its behalf and on behalf of its affiliate, Westwood One Radio Networks, Inc. and CBS Radio Inc., on its behalf and on behalf of certain CBS Radio stations (10)
10.21	Form Metro Affiliation Agreement, dated as of February 29, 2008, by and between Metro Networks Communications, Limited Partnership, and CBS Radio Inc., on its behalf and on behalf of certain CBS Radio stations (10)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 14, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ Thomas F.X. Beusse
Name: Thomas F.X. Beusse
Title: Chief Executive Officer

By:	/S/ Gary J. Yusko
Name: Gary J. Yusko
Title: Chief Financial Officer

Date: May 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.