Form 10-Q
period 2008-06-30
WESTWOOD ONE INC /DE/
filed 2008-08-11
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at June 30, 2008 (excluding treasury shares):
     Common stock, par value $.01 per share — 101,344,822 shares
     Class B stock, par value $.01 per share — 291,722 shares
     Convertible Preferred Stock, par value $.01 per share — 75,000 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,315	$6,187
Accounts receivable, net of allowance for doubtful accounts of $3,585 (2008) and $3,602 (2007)	95,566	108,271
Warrants, current portion	—	9,706
Prepaid and other assets	8,299	13,990

Total Current Assets	109,180	138,154

Property and equipment, net	34,702	33,012
Goodwill	258,061	464,114
Intangible assets, net	3,052	3,443
Other assets	26,139	31,034

TOTAL ASSETS	$431,134	$669,757

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,366	$17,378
Amounts payable to related parties	14,466	30,859
Deferred revenue	3,789	5,815
Income taxes payable	1,964	7,246
Accrued expenses and other liabilities	23,776	29,562
Current maturity of long-term debt	60,000	—

Total Current Liabilities	124,361	90,860

Long-term debt	199,495	345,244
Other Liabilities	5,681	6,022

TOTAL LIABILITIES	329,537	442,126

Commitments and Contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares, issued and outstanding, 75 as Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	73,738	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value: authorized, 300,000 shares; issued and outstanding, 101,345 (2008) and 87,105 (2007)	1,014	872
Class B stock, $.01 par value: authorized, 3,000 shares; issued and outstanding, 292 (2008 and 2007)	3	3
Additional paid-in capital	293,363	290,786
Unrealized gain on available for sale securities	8,551	5,955
Accumulated deficit	(275,072)	(69,985)

TOTAL SHAREHOLDERS’ EQUITY	101,597	227,631

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$431,134	$669,757

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUE	$100,372	$111,025	$206,998	$224,984

Operating Costs (includes related party expenses of $18,445, $16,886, $36,320 and $35,829 respectively)	85,411	83,633	179,640	181,068

Depreciation and Amortization (includes related party warrant amortization of $0 , $2,427, $1,618 and $4,853, respectively)	2,421	4,917	6,397	9,948

Corporate General and Administrative Expenses (includes related party expenses of $0, $861, $610 and $1,690, respectively)	1,199	3,575	4,665	7,451

Goodwill Impairment	206,053	—	206,053	—

Special Charges	897	2,282	8,853	2,637

	295,981	94,407	405,608	201,104

OPERATING (LOSS) INCOME	(195,609)	16,618	(198,610)	23,880

Interest Expense	4,352	5,852	9,751	11,949
Other Income	(43)	(150)	(85)	(150)

(LOSS) INCOME BEFORE INCOME TAXES	(199,918)	10,916	(208,276)	12,081
INCOME TAXES (BENEFIT) EXPENSE	(174)	4,019	(3,194)	4,469

NET (LOSS) INCOME	$(199,744)	$6,897	$(205,082)	$7,612

(LOSS) EARNINGS PER SHARE
COMMON STOCK
BASIC	$(1.98)	$0.08	$(2.16)	$0.09

DILUTED	$(1.98)	$0.08	$(2.16)	$0.09

CLASS B STOCK
BASIC	$—	$—	$—	$0.02

DILUTED	$—	$—	$—	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	100,752	86,094	95,119	86,084

DILUTED	100,752	86,540	95,119	86,408

CLASS B STOCK
BASIC	292	292	292	292

DILUTED	292	292	292	292

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(205,082)	$7,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,397	9,948
Goodwill Impairment	206,053	—
Deferred taxes	(7,196)	(3,079)
Non-cash stock compensation	2,455	5,572
Amortization of deferred financing costs	792	237

	3,419	20,290
Changes in assets and liabilities:
Accounts receivable	12,705	(47)
Prepaid and other assets	5,531	5,264
Deferred revenue	(2,026)	(1,861)
Income taxes payable and prepaid income taxes	(5,282)	(5,455)
Accounts payable and accrued expenses and other liabilities	(2,796)	(23,269)
Amounts payable to related parties	(16,393)	2,516

Net Cash Used By Operating Activities	(4,842)	(2,562)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,078)	(2,114)

Net Cash Used In Investing Activities	(6,078)	(2,114)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	22,750	—
Issuance of series A convertible preferred stock and warrants	74,178	—
Debt repayments and payments of capital lease obligations	(85,343)	(359)
Dividend payments	—	(1,663)
Deferred financing costs	(1,537)	—

Net Cash Provided (Used) in Financing Activities	10,048	(2,022)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(872)	(6,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,187	11,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,315	$4,830

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1 — Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. In the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented and have been made. The results of operations for three and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for a full fiscal year.
In the second quarter, the Company recorded an adjustment to reduce stock-based compensation expense by $1,496, which is discussed further in Note 5. The Company does not believe this adjustment is material to its Consolidated Financial Statements for the quarter ended June 30, 2008 or for any prior period’s Consolidated Financial Statements. As a result, the Company has not restated any prior period amounts.
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
During the quarter ended June 30, 2008, the Company recorded a goodwill impairment charge that was substantially not tax deductible resulting in an annual effective tax rate of 1.9% for 2008.
NOTE 3 — Issuance of Preferred Stock and Warrants
On June 19, 2008, the Company completed a $75,000 private placement of its of 7.5% Series A Convertible Preferred Stock (“Preferred Stock”) with an initial conversion price of $3.00 per share and four-year Warrants to purchase an aggregate of 10,000 shares of our common stock in three approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share, respectively to Gores Radio Holdings, LLC.
The holders of Preferred Stock are entitled to receive dividends at a rate of 7.5% per annum, compounded quarterly, which will be accrued daily and added to the Liquidation Preference (initially equal to $1,000 per share, plus accrued dividends). The Company may redeem the Preferred Stock in whole or in part four years and six months after the original date of issuance. Thereafter, if the Preferred Stock remains outstanding on the fifth anniversary of the original date of issuance, the dividend rate will increase to 15.0% per annum. If the Preferred Stock remains outstanding on the 66th month anniversary of the original issue date, the Liquidation Preference increases by 50%. In addition to the dividends specified above, if dividends are declared or paid by the Company on the common stock, then such dividends shall be declared and paid on the Preferred Stock on a pro rata basis.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
As such the Preferred Stock is considered a participating security as defined in SFAS No. 128 — Earnings Per Share.
The Preferred Stock is convertible at the option of the holders, at any time and from time to time, into a number of shares of common stock equal to the Liquidation Preference divided by the conversion price (initially, $3.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events). After December 20, 2010, the Company may cause the conversion of the Preferred Stock if the per share closing price of common stock equals or exceeds $4.00 for 60 trading days in any 90 trading day period or if the Company sells $50,000 or more of common stock to a third party at a price per share equal to or greater than $4.00.
The Preferred Stock was issued with a deemed liquidation clause that provides that the security becomes redeemable at the election of the holders of a majority of the then outstanding shares of Preferred Stock in the event of a consolidation or merger of the Company, as defined, or the sale of all or substantially all of the assets of the Company. In accordance with Emergency Issues Task Force (EITF) D-98, the Preferred Stock is required to be classified as Mezzanine Equity because a change of control of the Company could occur without Company approval and thus redemption of the Preferred Stock is not solely under the control of the Company. In addition, as it is not probable the Preferred Stock will become redeemable; the Company has not adjusted the initial carrying amount of the Preferred Stock to its redemption amount or accreted the 7.5% cumulative dividend at the balance sheet date. Through June 30, 2008, the Preferred Stock accumulated dividends of $188 and as a result, the Liquidation Preference was $75,188 at June 30, 2008.
The warrants had a fair value of $440 on the date of issuance. The proceeds from the sale were allocated to the Preferred Stock and warrants based upon their relative fair values at the date of issuance. Accordingly, the fair value of the warrants value are included in Additional Paid-in Capital.
NOTE 4 — Goodwill Impairment
As a result of a continued decline in the Company’s operating performance and stock price, caused in part by reduced valuation multiples in the radio industry, the Company determined a triggering event had occurred and as a result performed an interim test to determine if its goodwill was impaired at June 30, 2008. The interim test resulted in an impairment of goodwill and accordingly, the Company recorded a non-cash charge of $206,053. The majority of the goodwill impairment charge is not deductible for income tax purposes.
The impairment charge reflects the amount by which the carrying value of goodwill exceeded the residual value remaining after ascribing fair values to the Company’s tangible and intangible assets. In performing the related valuation analyses, the Company used various methods including discounted cash flows, excess earnings, profit split and market methods to determine whether its goodwill was impaired.
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
The changes in the carrying amount of goodwill at June 30, 2008 is as follows:

2008
Balance at January 1,	$464,114
Impairment	(206,053)

Balance at June 30,	$258,061

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5 — Equity Based Compensation:
Equity Compensation Activity
During the six months ended June 30, 2008, the Company awarded 3,635 shares of common stock to certain Employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of common stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s common stock activity during the six-month period ended June 30, 2008 follows:

	2008	Weighted Average
	Shares	Exercise Price
Unvested at December 31, 2007	3,888	$21.86
Granted during the period	3,635	1.80
Forfeited during the period	(1,122)	18.81

Unvested at June 30, 2008	6,401	$11.00

In the second quarter, the Company determined that it had incorrectly continued to expense stock-based compensation for certain directors and officers who had resigned. The Company determined that this error was not significant to any prior period results and accordingly reduced the current period’s non-cash stock-based compensation by $1,496. Total compensation expense for the six months ended June 30, 2008 and 2007 related to stock-based compensation was $2,455 and $5,571, respectively. Of that expense, $2,371 and $2,929, respectively, was included in Operating costs in the Consolidated Statement of Operations and $84 and $2,643, respectively, was included in Corporate, general and administrative expense in the Consolidated Statement of Operations.
NOTE 6 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) Income	($199,744)	$6,897	($205,082)	$7,612
Other Comprehensive Income:
Unrealized Gain	48	1,408	2,596	1,720

Comprehensive (loss) income	($199,696)	$8,305	($202,486)	$9,332

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Professional and other fees related to the new CBS agreements and Gores Investment	$206	$1,282	$3,162	$1,637
Closing payment to CBS related to the new CBS agreements	—	—	5,000	—

Severance obligations related to executive officers changes	—	1,000	—	1,000
Re-engineering expenses	691	—	691	—

	$897	$2,282	$8,853	$2,637

In the three-month period ended June 30, 2008, the Company incurred consultancy expenses associated with developing a cost savings and re-engineering initiative designed to improve its traffic information and reporting operations. As part of this multi-faceted initiative, the Company has identified cost savings opportunities, which includes leveraging leading edge technology in the Company’s traffic information gathering operations, top-grading the sales organization to be more efficient in key geographic markets and improving processes to become more efficient. The Company will begin the implementation of the initiative in its third quarter of 2008, and expects to record a charge in its third quarter 2008 financial statements related to this initiative.
NOTE 8 — Earnings Per Common Share:
The Company has two classes of common stock and a class of Preferred Stock outstanding. Both the Class B Stock and the Preferred Stock are convertible to common stock. With respect to dividend rights, the common stock is entitled to cash dividends of at least ten percent higher than those declared and paid on its Class B common stock, and the Preferred Stock is also entitled to dividends as discussed in Note 3, and is therefore considered a participating security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with EITF 03-06. Losses are not allocated to the Preferred Stock in the computation of Basic earnings per share as the Preferred Stock is not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
Basic earnings per share (“EPS”) excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides the sum of distributed earnings to common and Class B shareholders and undistributed earnings allocated to Common shareholders and Preferred stockholders on a pro rata basis, after Preferred Stock dividends, by the weighted average number of Common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B Stock and Preferred Stock using the “if-converted” method.
The following is a reconciliation of the Company’s common shares and Class B shares outstanding for calculating basic and diluted net (loss) income per share:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (Loss) Income	$(199,744)	$6,897	$(205,082)	$7,612
Less: Accumulated Preferred Stock dividends	188	—	188	—
Less: distributed earnings to Common shareholders	—	—	—	1,658
Less: distributed earnings to Class B shareholders	—	—	—	5

(Loss) Income available to Common shareholders	$(199,932)	$6,897	$(205,270)	$5,949

(Loss) Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$—	$—	$—	$1,658
Undistributed (loss) earnings available to common shareholders	(199,932)	6,897	(205,270)	5,949

Total (loss) earnings — Common stock, Basic	$(199,932)	$6,897	$(205,270)	$7,607

Diluted
Distributed earnings to Common shareholders	$—	$—	$—	$1,658
Distributed earnings to Class B shareholders	—	—	—	5
Accumulated Preferred Stock dividends	188	—	188	—
Undistributed earnings (loss) available to common shareholders	(199,932)	6,897	(205,270)	5,949

Total (loss) earnings — Common stock, Diluted	$(199,744)	$6,897	$(205,082)	$7,612

Weighted average Common shares outstanding, Basic	100,752	86,094	95,119	86,084
Share-based compensation shares	—	154	—	33
Weighted average Class B shares	—	292	—	292

Weighted average Common shares outstanding, Diluted	100,752	86,540	95,119	86,409

(Loss) Earnings per Common share, Basic
Distributed earnings, Basic	$—	$—	$—	$0.02
Undistributed (loss) earnings — Basic	(1.98)	0.08	(2.16)	0.07

Total (loss) earnings per Common share, Basic	$(1.98)	$0.08	$(2.16)	$0.09

(Loss) Earnings per Common share, Diluted
Distributed earnings, Diluted	$—	$—	$—	$0.02
Undistributed (loss) earnings — Diluted	(1.98)	0.08	(2.16)	0.07

Total (loss) earnings per Common share, Diluted	$(1.98)	$0.08	$(2.16)	$0.09

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings — Class B stock
Basic
Distributed earnings to Class B shareholders	$—	$—	$—	$5

Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total earnings — Class B shareholders, Basic	$—	$—	$—	$5

Diluted
Distributed earnings to Class B shareholders	$—	$—	$—	$5

Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total earnings — Class B shareholders, Diluted	$—	$—	$—	$5

Weighted average Class B shares outstanding, Basic	292	292	292	292
Share-based compensation shares	—	—	—	—
Weighted average Class B shares	—	—	—	—

Weighted average Class B shares outstanding, Diluted	292	292	292	292

(Loss) Earnings per Class B share, Basic
Distributed earnings, Basic	$—	$—	$—	$0.02
Undistributed (loss) earnings — Basic	—	—	—	—

Total (loss) earnings per Class B share, Basic	$—	$—	$—	$0.02

(Loss) Earnings per Class B share, Diluted
Distributed earnings, Diluted	$—	$—	$—	$0.02
Undistributed (loss) earnings — Diluted	—	—	—	—

Total (loss) earnings per Class B share, Diluted	$—	$—	$—	$0.02

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units, warrants (see Notes 3 and 10 — “Issuance of Preferred Stock and Warrants” and “Related Party Transactions”, respectively, for more information) and Preferred Stock were excluded from the calculation of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value, and excess tax benefits were greater than the average market price of the Company’s common stock for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options	7,298	5,882	7,586	6,086
Restricted Stock	626	244	978	1,026
Restricted Stock Units	244	135	257	128
Warrants	10,000	3,000	10,000	3,000
Preferred Stock	25,062	—	25,062	—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The per share exercise price of the options excluded were $1.24 — $38.34 and $6.57 — $38.34 for the three months ended June 30, 2008 and 2007, respectively, and $1.24 — $38.34 and $6.57- $38.34 for the six months ended June 30, 2008 and 2007, respectively. The CBS warrants were cancelled on March 3, 2008 in conjunction with the new CBS Radio agreements (see Note 10).
On June 19, 2008, warrants to purchase up to 10,000 shares were issued to Gores Radio Holding, LLC. The per share prices of the Gores warrants excluded were $5.00 — $7.00. In addition, the Preferred Stock, including accrued dividends, is convertible to common stock at the price of $3.00 per share.
NOTE 9 — Debt:
Long-term debt consists of the following at:

	June 30, 2008	December 31, 2007
Revolving Credit Facility/Term Loan	$60,000	$145,000
4.64% Senior Notes due 2009	50,000	50,000
5.26% Senior Notes due 2012	150,000	150,000
Fair market value of Swap (a)	(505)	244

	259,495	345,244
Less current maturities	(60,000)	—

	$199,495	$345,244

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
The Company’s Revolving Credit Facility and Term Loan (“Bank Facility”) matures on February 28, 2009. Accordingly, that debt is classified as current in the accompanying financial statements. Based on the Company’s current forecast, the Company believes that it will generate sufficient funds in order to repay the Bank Facility that matures on February 28, 2009. If the Company’s operating results continue to decline and the Company does not achieve its forecasted operating results, the Company must refinance its Bank Facility, develop new funding sources and/or raise additional capital. If the Company is unable to refinance, identify new funding sources and/or raise additional capital, it may not be able to repay the facility and/or Senior Notes maturing in 2009. In addition, if the Company does not achieve its forecasted operating results, it may cause the Company to seek a waiver or further amendments to their debt covenants. If we are unable to refinance or repay our debt at maturity or obtain a waiver or amendment to its debt covenants, it could have a material and adverse effect on the Company’s business continuity, results of operations, cash flows and financial condition.
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
As of June 30, 2008, the Company had outstanding borrowings under the term loan of approximately $60,000 and has available borrowings of approximately $61,968 under the revolving credit facility. While the Company currently

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
has borrowing capacity under its Bank Facility, as the Company’s operating results continue to decline, its ability to access the Bank Facility will be limited by the allowable Total Debt Ratio. The Company’s weighted-average interest rate at June 30, 2008 was 4.9% (including the applicable margin of 1.75%).
NOTE 10 — Related Party Transactions:
CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation, a wholly-owned subsidiary of CBS Corporation) holds a common equity position in the Company and until March 3, 2008 provided ongoing management services to the Company under the terms of a management agreement (the “Management Agreement”). In addition to the Management Agreement, the Company also entered into other transactions with CBS Radio in the normal course of business. On October 2, 2007, the Company entered into a definitive agreement with CBS Radio documenting a long-term arrangement through June 30, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s commercial inventory for our network and traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, certain existing agreements between CBS Radio and the Company, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new agreement, CBS Radio agreed to assign to the Company all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired as of March 3, 2008.
The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Representation Agreement	$—	$3,875	$2,583	$7,625
News Agreement	3,247	3,115	6,362	6,115
Programming and Affiliations	15,198	9,896	27,375	22,089
Management Agreement (excluding warrant amortization)	—	861	610	1,690
Warrant Amortization	—	2,427	1,618	4,854
Payment due upon closing of Master Agreement	—	—	5,000	—

	$18,445	$20,174	$43,548	$42,373

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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11 — Redeemable Preferred Stock and Shareholders’ Equity
On March 3, 2008 and March 24, 2008, the Company announced the closing of the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of Company common stock to Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC, at a price of $1.75 per share for an aggregate purchase amount of $25,000 less issuance costs of $2,250. On June 19, 2008 the Company closed on issuance of Preferred Stock with an initial conversion price of $3.00 per share and warrants (issued in three tranches) to purchase up to 10,000 shares of Company common stock, such warrants to be exercisable at $5.00/share, $6.00/share and $7.00/share, respectively, for total proceeds of $75,000 less issuance costs of $822. See Note 3 for additional information.
NOTE 12 — Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of June 30, 2008:

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
Assets:
Investments (1)	$14,367	$—	$—	$14,367
Derivative Assets (1)	—	(505)	—	(505)

Total Assets	$14,367	($505)	$—	$13,862

Liabilities:
Derivative Liabilities (2)	$—	($505)	$—	($505)

Total Liabilities	$—	($505)	$—	($505)

(1)	Included in Other Assets in the accompanying Balance Sheet

(2)	Included in Long-Term Debt in the accompanying Balance Sheet
NOTE 13 — Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of this standard is not anticipated to have a material impact on our consolidated financial position and results of operations.
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
Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FSP 157-1 on its consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.
Westwood One is a provider of analog and digital content, including news, sports, entertainment, traffic, weather, video news services and other information to the radio, TV and on-line sectors. We are a platform-agnostic content company and one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events to numerous media partners, in addition to local news, sports, weather, video news and other information programming. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
On October 2, 2007, the Company entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s commercial inventory for our network and traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. If CBS Radio chooses to divest its radio stations to third parties, the agreement generally requires CBS Radio to assign our agreement to the new owner or air our commercial inventory on a comparable station they continue to own. Additionally, certain existing agreements between CBS Radio and the Company, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new arrangement, CBS Radio agreed to assign to the Company all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired as of the closing date. The new arrangement closed on March 3, 2008.
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
Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that we closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three-month period. We take the following factors, among others, into account when pricing commercial airtime: (i) the dollar value, length and breadth of the order; (ii) the desired reach and audience demographic; (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels as part of planned cost reductions and lower clearance and audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to reductions in our local/regional sales force, combined with an increase in the amount of :10 second inventory being sold by radio stations. Recently, our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio related advertising products.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements, the raising of capital from Gores, severance associated with senior executive changes and re-engineering expenses.
We consider our operating cost structure to be predominately fixed in nature, and as a result, we believe we need several months lead time to make significant modification to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This point is important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. Furthermore, if we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, you should consider the relative mix of such arrangements when evaluating operating margin and/or increases and decreases in operating expenses. We have engaged consultants to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we expect to announce a re-engineering initiative that will commence in our third quarter of 2008. We expect to incur one-time costs related to this re-engineering initiative and accordingly expect to record a charge in our third quarter 2008 financial statements.
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
Results of Operations
Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
Revenue
Revenue presented by type of commercial advertisements are as follows for the three month periods ending June 30:

	Three Months Ended June 30,
	2008		2007
	$	% of total	$	% of total
Local/Regional	$53,203	53%	$63,943	58%
National	47,169	47%	47,082	42%

Total (1)	$100,372	100%	$111,025	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
Revenue for the second quarter of 2008 decreased $10,653, or 9.6%, to $100,372 compared with $111,025 in the second quarter of 2007. During the second quarter of 2008, revenue aggregated from the sale of local/regional airtime decreased 16.8%, or $10,740, and national-based revenue increased $87, or 0.2%, compared with the second quarter of 2007. The decrease in local/regional revenue was principally related to a weak local ad marketplace primarily in the automotive, banking and real estate categories, a reduction in our sales force, a reduction in :10 second inventory units available to sell and from increased competition. The increase in national revenue was principally attributable to a stabilizing our RADAR rated network inventory.
We expect revenue to decrease relative to the comparable quarters of last year for the remainder of 2008 due to a general weakness in the United States economy, a soft advertising market and lower advertiser demand for radio related advertiser products.
Operating Costs
Operating costs for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008		2007
	$	% of total	$	% of total
Programming, production and distribution expenses	$69,849	82%	$64,668	77%
Selling expenses	8,708	10%	8,110	10%
Stock-based compensation	1,218	1%	1,553	2%
Other operating expenses	5,636	7%	9,302	11%

	$85,411	100%	$83,633	100%

Operating costs increased approximately $1,778, or 2.1%, to $85,411 in the second quarter of 2008 from $83,633 in the second quarter of 2007. The increase was principally attributable to higher station compensation expense to increase our RADAR inventory and to obtain higher rated local/regional inventory, higher payroll and sales commission expense, partially offset by reductions in aviation and stock-based compensation expense. As a result of the new CBS agreement, some “other operating expenses” attributable to the former Representation Agreement are now included as “programming, production and distribution expenses”.
We expect our operating costs to decrease in the future after the Company’s re-engineering initiative is completed.
Depreciation and Amortization
Depreciation and amortization decreased $2,496, or 50.8%, to $2,421 in the second quarter of 2008 from $4,917 in the second quarter of 2007. The decrease was principally attributable to a reduction in warrant amortization expense as a result of the cancellation on March 3, 2008 of all then outstanding warrants previously granted to CBS Radio.
We expect depreciation and amortization to continue to decline when compared to amounts incurred in 2007.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $2,376, or 66.5%, to $1,199 in the second quarter of 2008 from $3,575 in the second quarter of 2007. Exclusive of stock-based compensation expense of ($886) and $1,263 in the second quarter of 2008 and 2007, respectively, corporate general and administrative expenses were $2,085 and $2,312 in the second quarter of 2008 and 2007, respectively. The decrease in corporate general and administrative expenses exclusive of stock-based compensation was attributable to the elimination of management fee expenses as a result of the new CBS Radio agreement.
Goodwill Impairment
As a result of a continued decline in our operating performance and stock price caused in part due to reduced valuation multiples in the radio industry, we determined a triggering event had occurred and accordingly performed an interim test to determine if our goodwill was impaired. The interim test resulted in a non-cash goodwill impairment charge of $206,053.
Special Charges
We incurred non-recurring expenses aggregating $897 and $2,282 in the second quarter of 2008 and 2007, respectively. Special charges in the second quarter of 2008 were comprised of consulting costs attributable to the Company’s traffic re-engineering initiative and cost related to the negotiation and closing of the issuance of Convertible Preferred Stock (the “Series A Preferred Stock) to Gores Radio Holdings, LLC. The second quarter 2007 special charges were related to negotiating a new long-term arrangement with CBS Radio and severance related to executive officer changes.

We expect to record a re-engineering charge in the third quarter of 2008.
Operating (Loss) Income
Operating loss in the second quarter of 2008 increased $212,227 to $195,609 from operating income of $16,618 in the second quarter of 2007. The decrease in income is principally attributable to a $206,053 charge for the impairment of goodwill, as well as the decline in revenue and higher operating costs.
We currently anticipate that operating income will decrease in 2008 compared with 2007 principally as a result of higher special charges, re-engineering/restructuring charges and an anticipated declining revenue base.
Interest Expense
Interest expense decreased $1,500, or 25.6%, to $4,352 in the second quarter of 2008 from $5,852 in the second quarter of 2007. The decrease is principally attributable to lower debt levels and lower interest rates, partially offset by higher amortization of deferred debt costs. Our weighted average interest rate in the second quarter of 2008 was 4.9% compared with 6.2% in the 2007 quarter.
We currently anticipate that interest expense will continue to decrease for the remainder of 2008 due to lower debt levels.
Provision for Income Taxes
Income tax benefit in the second quarter of 2008 was $174 compared with a tax expense of $4,019 in the second quarter of 2007. The Company’s income tax benefit in the second quarter of 2008 was based on an expected annual effective tax rate of 1.9% compared with an expected annual effective tax rate of 36.8% in 2007. The decrease in the effective tax rate is primarily attributable to the impact of the goodwill impairment charge, which relates to goodwill that was substantially not deductible for tax purposes.
Net (Loss) Income
Net loss for the second quarter of 2008 increased $206,641 to $199,744 from net income of $6,897 in the second quarter of 2007. Net loss per basic and diluted shares was $1.98 in the second quarter of 2008, compared with net income per share of $0.08 in the second quarter of 2007.
Weighted Average Shares Outstanding
Weighted average shares outstanding used to compute basic and diluted earnings per share were 100,752 in the second quarter of 2008 compared with 86,094 and 86,540, respectively in the second quarter of 2007. The increase in the number of outstanding shares is attributable to the sale of 14,286 shares of common stock to Gores. Basic and diluted shares outstanding were the same in 2008 as the inclusion of common stock equivalents in the diluted share calculation would be anti-dilutive.
Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
Revenue
Revenue presented by type of commercial advertisements is as follows for the six month periods ending June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	$	% of total	$	% of total
Local/Regional	$100,645	49%	$117,366	52%
National	106,353	51%	107,618	48%

Total (1)	$206,998	100%	$224,984	100%

(1)	As described above, the Company currently aggregates revenue data based on the type or duration of commercial airtime sold. A number of advertisers purchase both local/regional and national commercial airtime. Accordingly, this factor should be considered in evaluating the relative revenues generated on a local/regional versus national basis. Our objective is to optimize total revenues from those advertisers.
Revenue for the first six months of 2008 decreased $17,986, or 8.0%, to $206,998 compared with $224,984 in the first six months of 2007. During the first six months of 2008, revenue aggregated from the sale of local/regional airtime decreased 14.2%, or $16,721, and national-based revenue decreased $1,265, or 1.2%, compared with the same period of 2007. The decrease in revenue is primarily attributable to lower audience and inventory levels, a reduction in the size of our sales force and increased competition. The decrease in local/regional revenue was principally related to a weak local ad marketplace primarily in the automotive, banking and real estate categories, a reduction in our sales force, a reduction in :10 second inventory units available to sell and from increased competition. The decrease in national revenue was principally attributable to lower barter revenue related to programming agreements (approximately $2,300), partially offset by revenue generated from new program launches.
Operating Costs
Operating costs for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008		2007
	$	% of total	$	% of total
Programming, production and distribution expenses	$144,590	81%	$141,618	78%
Selling expenses	17,923	10%	18,091	10%
Stock-based compensation	2,372	1%	2,929	2%
Other operating expenses	14,755	8%	18,430	10%

	$179,640	100%	$181,068	100%

Operating costs decreased approximately $1,428, or 1%, to $179,640 in the first six months of 2008 from $181,068 in the first six months of 2007. Excluding the effect of a $557 decrease in stock-based compensation, cash operating costs decreased $871, or less than 1%. Programming, production and distribution expenses increased while other operating expenses decreased due to expenses that were previously attributable to the CBS Representation agreement now being reclassified as station compensation expenses under the new CBS Radio agreement.
Depreciation and Amortization
Depreciation and amortization decreased $3,551, or 35.7%, to $6,397 in the first six months of 2008 from $9,948 in the first six months of 2007. The decrease was principally attributable to a reduction in warrant amortization expense as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio.

Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $2,786, or 37.4%, to $4,665 in the first six months of 2008 from $7,451 in the first six months of 2007. Exclusive of stock-based compensation expense of $84 and $2,642 in the first six months of 2008 and 2007, respectively, corporate general and administrative expenses decreased $228, or 4.7%, to $4,581 for the first six months of 2008 from $4,809 for the first six months of 2007. The decrease is principally attributable to the elimination of the Management Fee from the new CBS Radio agreement.
Special Charges
Special charges of $8,853 for the first six months of 2008 were principally related to a $5,000 payment to CBS Radio as a result of our new long-term agreement with CBS Radio, other legal and advisor costs attributable to the new CBS Radio agreement, consulting costs attributable to the Company’s traffic re-engineering initiative and costs related to the negotiation and closing of the issuance of Preferred Stock. Special charges in the first six months of 2007 related to the negotiation and closing of a new long-term arrangement with CBS Radio and severance expenses attributable to executive management changes.
Operating (Loss) Income
Operating loss for the first six months of 2008 increased $222,489 to $198,609 from operating income of $23,880 in the first six months of 2007. The higher loss is principally attributable higher special charges, which includes the $206,053 non-cash impairment charge, and lower revenue, partially offset by lower depreciation and amortization expense.
Interest Expense
Interest expense decreased $2,198, or 18.4%, to $9,751 in the first six months of 2008 from $11,949 in the first six months of 2007. The decrease is principally attributable to lower debt levels and interest rates, partially offset by higher amortization of deferred debt costs. Our weighted average interest rate in the first six months of 2008 was 5.2% compared with 6.3% in the first six months of 2007.
Provision for Income Taxes
Income tax benefit in the first six months of 2008 was $3,194 compared with income tax expense of $4,469 in the first six months of 2007. The Company’s income tax benefit in the first six months of 2008 was based on an expected annual effective tax rate of 1.9%, due to the non-deductibility of the goodwill impairment charge, less a charge for anticipated interest on unrecognized tax benefits.
Net (Loss) Income
Net loss in the first six months of 2008 increased $212,694 to $205,082 compared with net income of $7,612 in the first six months of 2007. Net loss per basic and diluted shares were $2.16 in the first six months of 2008, compared with net income per share of $0.09 in the first six months of 2007.
Weighted Average Shares Outstanding
Weighted average shares outstanding used to compute basic and diluted earnings per share were 95,119 in the first six months of 2008 compared with 86,084 and 86,408, in the first six months of 2007. The increase in weighted average shares is attributable to the sale of 14,286 shares of common stock to Gores. Basic and diluted shares outstanding were the same in 2008 as the inclusion of common stock equivalents in the diluted share calculation would be anti-dilutive.

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
Based on the Company’s current forecast, the Company believes that it will generate sufficient funds in order to repay the Bank Facility that matures on February 28, 2009. If the Company’s operating results continue to decline and the Company does not achieve its forecasted operating results, the Company must refinance its Bank Facility, develop new funding sources and/or raise additional capital through the sale of non-core assets or equity securities. While we reasonably believe that we will be able to refinance, identify new funding sources and/or raise capital, if we cannot, we may not be able to repay the facility and/or Senior Notes maturing in 2009. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services or programs. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. In addition, if our operating results continue to decline more than anticipated, it may cause us to seek a waiver or further amendments to our debt covenants. In these circumstances, if we cannot obtain a waiver or an amendment, our debt would be payable on demand from our lenders. Any of these events could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.
At December 31, 2007, we had an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility (referred to in this section as the “Facility”), both of which mature in February 2009. Interest on the Facility was payable at the prime rate plus an applicable margin of up to 0.25% or LIBOR plus an applicable margin of up to 1.25%, at our option. The Facility contains covenants, among others, related to dividends, liens, indebtedness, capital expenditures and restricted payments, and, interest coverage and leverage ratios. In 2002, we issued through a private placement $150,000 of ten-year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven-year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%) (the foregoing, the “Senior Notes”). In addition, we have a ten-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $150,000 Senior Notes and a seven-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $50,000 Senior Notes. Both swaps have interest rates of three-month LIBOR plus 0.8%. The Senior Notes contain covenants, among others, relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. In the first quarter of 2008, we amended the Facility to, among other things: (i) provide security to our lenders (including holders of our Senior Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%, (iv) change the allowable total debt ratio covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Facility, (v) eliminate the provision that deemed the termination of the Management Agreement as an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. At June 30, 2008, we had available borrowings of approximately $61,968 under our revolving credit facility and $60,000 of borrowings outstanding under the term loan.
At June 30, 2008, the Company’s principal sources of liquidity were its cash and cash equivalents of $5,315 and available borrowings under its credit facility. While we currently have borrowing capacity under our Bank Facility, as our operating results continue to decline, our ability to access the Bank Facility will be limited by our allowable Total Debt Ratio.
On March 3, 2008 and March 24, 2008, we sold 7,143 shares (14,286 shares in the aggregate) of common stock to Gores for an aggregate purchase price of $25,000 and on June 19, 2008, we sold $75,000 of Series A Preferred Stock with warrants to Gores, generating net proceeds of approximately $96,928.
Net cash used by operating activities was $4,842 for the six months ended June 30, 2008 and $2,562 for the six months ended June 30, 2007, an increase of $2,280 in net cash used by operating activities. The increase was principally attributable to a reduction in net income, partially offset by a reduction in cash generated from changes in assets and liabilities.
While our business does not usually require significant cash outlays for capital expenditures, capital expenditures in the first half of 2008 increased $3,964 when compared to capital expenditures in the first half of 2007. The 2008 increase is principally attributable to a planned investment in a new distribution system. We currently expect capital expenditures for all of 2008 will not exceed $9,000.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of this standard is not anticipated to have a material impact on our consolidated financial position and results of operations.
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
In February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), also issued in February 2008, deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FSP 157-1 on its consolidated financial position and results of operations
Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
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
A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business
Our operating income has declined since 2002. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue.
Since 2002, our operating income has declined from approximately $166,000 to $63,000, with the most significant decline, $144,000 to $63,000, occurring in the past two years (exclusive of goodwill impairment charges). In addition, our 2006 and 2008 results were adversely affected by goodwill impairment charges of approximately $516,000 and $206,100, respectively. In the first half of 2008, our operating income, excluding special charges, continued to decline by approximately $12,000. We cannot provide any assurances that we will be able to reverse this trend of declining operating income or that we will not have future impairment or other charges that adversely affect operating income. Even if we are initially successful in reversing the downward trend, we may not be able to sustain the improvement on a quarterly or annual basis. Our failure to reverse the downward trend in operating income will negatively affect the market price of our common stock and our ability to access capital markets. Historically, we have been able to reduce expenses to mitigate the impact of the decline in our operating income. We have implemented cost reductions and our remaining operating cost structure is predominately fixed in nature. As a result, to the extent we experience greater declines in revenue than anticipated, we believe our ability to significantly reduce operating costs could be constrained, in which event our operating income will continue to decline and our operating results will be negatively affected.
As a result of declining revenue and reduced liquidity, we may not be able to fully implement our growth strategy or take advantage of certain business opportunities.
Since 2004, our revenue has declined from approximately $562,000 to $451,000, and in the first half of 2008, our revenue continued to decrease by approximately $18,000. This decrease in revenue has been attributable to a decline in audience and in the quality and quantity of commercial inventory on both a local/regional and a national basis, a substantial reduction in sales persons and an increase in competition. Our strategy to increase revenue is dependent on, among other things, our ability to reverse these declines in audience, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, require additional capital which may be particularly difficult to raise on acceptable terms in the current market environment. Our ability to increase revenue also depends on whether advertisers and clients perceive that we offer an effective way of reaching their targeted demographic group and the overall level of their advertising budgets. Depending on the level of capital available to us beyond February 2009, we may be required to delay the implementation or reduce the scope of our growth strategy and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and/or capital, we may be unable to take advantage of business opportunities or respond to competitive pressures. If any of the foregoing should occur, our business could be adversely affected.
We may not be able to obtain future capital on terms favorable to us or refinance the terms of our senior loan agreement which could have a material and negative effect on our business.
As a result of the deterioration in our operating performance, we amended our senior loan agreement in the first quarter of 2008 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including increasing the total debt ratio covenant from 3.50 to 1 (effective after March 31, 2008) to 4.00 to 1. If we continue to experience declines in our operating performance, further amendments to the covenants under our existing senior loan agreement and the note purchase agreement for the Senior Notes (which agreement also contains a 4.00 to 1 debt ratio covenant) could be required. Additionally, we may seek to replace the senior loan agreement, which matures on February 28, 2009, and/or our Senior Notes, in their entirety. Our ability to obtain additional amendments, if needed, or additional financing, and/or to refinance our existing debt prior to February 28, 2009 could be significantly impacted by factors outside our control and we cannot provide any assurances that we will be successful in such matters. Additionally any refinancing of our Senior Notes will likely require the payment to our note holders of an amount greater than the principal amount of the Senior Notes due to a make-whole requirement in the Note Purchase Agreement (which make-whole amount increases if market interest rates decrease). While we currently have borrowing capacity under our revolving credit facility, as we approach year end, if we have not yet refinanced our senior loan agreement and/or raised additional capital, we may not be able to draw down on our revolving credit facility at such time. If we are unable to refinance our senior loan agreement or repay our debt at maturity and/or obtain a waiver or an amendment to our debt covenants, it could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.
Our audience and revenue may decline as a result of programming changes made by our affiliated stations.
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and/or commercial inventory that we sell to advertisers. In addition, we are the exclusive provider of the CBS News product and have purchased several other pieces of programming from CBS and its affiliates. Since 2006 we have experienced a material decline in the amount of audience and quantity and quality of commercial inventory delivered by the CBS Radio owned and operated radio stations. Reasons for the decline included: (1) the cancellation of key national programming and the loss of CBS’ Howard Stern; (2) the sale of CBS radio stations (prior to there being express provisions relating to the assignability of such sold stations’ affiliation agreements to new purchasers); and (3) the reduction of commercial inventory levels, including certain RADAR inventory, provided to us under affiliation agreements. At this time, it is unclear whether this decline is permanent. To the extent the decline is permanent, our operating performance would be materially adversely impacted.
Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.
We compete in a highly competitive business. Our radio programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with such other media as newspapers, magazines, cable television, outdoor advertising and direct mail and more increasingly with digital media. Audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and ultimately lower cash flow. In addition, the following factors could have an adverse effect upon our financial performance.
•	advertiser spending patterns, including the notion that orders are placed in close proximity to the time such ads are broadcast, which could affect spending patterns and limit our visibility of demand for our products;

•	the level of competition for advertising dollars, including by new entrants into the radio advertising sales market, including Google;

•	new competitors or existing competitors with expanded resources, including as a result of consolidation (as described below), NAVTEQ’s purchase of Traffic.com or the merger between XM Satellite Radio and Sirius Satellite Radio; and

•	lower than anticipated market acceptance of new or existing products.
Although we believe that our radio programming will continue to attract audiences and advertisers, there can be no assurance that we will be able to compete effectively, regain our market share and increase or maintain our current audience ratings and advertising revenue.

Gores Radio Holdings, LLC exercises significant influence and control over the management and affairs of the Company.
In connection with the investment made by Gores, Gores is entitled to designate three (3) directors to the Company’s 11-person Board of Directors and nominate an independent director to the Board. Additionally, for as long as Gores holds 50% of the Preferred Stock issued to it on June 19, 2008, the Company cannot take certain enumerated actions without Gores’ consent, including, without limitation: merging or consolidating with another Company on or prior to December 19, 2013; selling assets with a fair market value of $25 million or more; increasing the size of the Board; issuing capital stock (subject to certain exceptions); adopting an annual budget or materially deviating from the approved budget, making capital expenditure in excess of $15 million; or amending its charter or bylaws. To the extent Gores and Company management have different viewpoints regarding the desirability or efficacy of taking certain actions in the future, the Company’s ability to enact changes it may believe necessary or appropriate could be compromised and the operations of the business could be negatively affected. Additionally, shares owned by Gores currently represent approximately 32.7% of the voting power of the Company. Accordingly, Gores would exercise substantial influence on the outcome of most any matter submitted to a vote of our shareholders.
Continued consolidation in the radio broadcast industry could adversely affect our operating results.
The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel, ABC, CBS Radio). In connection therewith, certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations, (2) experienced significant declines in audience and (3) increased their supply of shorter duration advertisements which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, to attract audiences and to attract advertisers. If we do not succeed in these efforts, our operating results could be adversely affected.
We may be required to recognize further impairment charges.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At June 30, 2008, the Company determined that its goodwill was impaired and recorded an impairment charge of approximately $206,100. The remaining book value of the Company’s goodwill on June 30, 2008 was approximately $258,000. Significant and unanticipated differences to our forecasted operational results and cash flows could require a provision for further impairment that could substantially affect our reported earnings in a period of such change. Since we operate in one segment, further declines in our stock price may also result in a future impairment charge.
Risks Relating to Our Common Stock
Our stock price has been volatile, is likely to continue to be volatile, and could continue to decline.
The market price of our common stock has fluctuated substantially, and is likely to continue to be, volatile. In addition, the stock market in general, and companies in the broadcasting space, have experienced extreme price and volume fluctuations that have been disproportionate to the operating performance of these companies. Broad market and industry factors, in addition to our actual operating performance, may continue to negatively affect the market price of our common stock.

Our stock price may also continue to fluctuate significantly as a result of other factors, some of which are beyond our control, including:
•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	conditions in the marketplace or changes in market projections by securities analysts;

•	success or failure in our operating and growth strategies; and

•	realization of any of the risks described in these risk factors.
NYSE rules require that in order to remain listed on the NYSE, a company maintain a $1 per share stock price or a market capitalization of $75 million or greater. While the Company’s common stock currently trades above $1 per share, if the market price continues to fluctuate significantly, there is a possibility it could dip below such level. If the Company were unable to cure such event, the Company’s common stock would be subject to de-listing which could affect the liquidity of our common stock.
Risks Relating to the Industry and General Economy
Our revenue could further decline as a result of general and industry-specific economic trends, and resulting declines in consumer spending.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. Recent events such as increased oil prices, declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a possible recession. Advertising expenditures and consumer spending tend to decline during recessionary periods. Even in the absence of a recession or slowdown in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenue, any reduction in its advertising expenditures may affect our revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience for the Company’s programs, the Company’s ability to retain the rights to popular programs and increased audience fragmentation caused by the proliferation of new media platforms.
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
With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of 0.75%, or LIBOR plus an applicable margin of 1.75%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-month maturity or less. Every 0.25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of June 30, 2008, the Company had $60,000 outstanding under the Facility.
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
In addition, there were no changes in our internal control over financial reporting during the second three months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2008 the Company did not purchase any of its common stock under its existing stock purchase program and does not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	that May Yet Be
	Number of Shares	Average Price Paid	Announced Plan or	Purchased Under the
Period	Purchased in Period	Per Share	Program	Plans or Programs (A)

4/1/08 — 4/30/08	—	N/A	21,001,424	$290,490,000

5/1/08 — 5/31/08	—	N/A	21,001,424	$290,490,000

6/1/08 — 6/30/08	—	N/A	21,001,424	$290,490,000

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	A special meeting of the Company’s shareholders was held on June 17, 2008.

(b)	The matters voted upon and the related voting results are as follows (holders of common stock and Class B stock voted together on all matters). The following vote totals reflect that each share of Class B stock is entitled to 50 votes per share.
(1)	Issuance and sale to Gores Radio Holdings, LLC of 75,000 shares of 7.5% Series A Convertible Preferred Stock and four-year warrants to purchase a total of 10,000,000 shares of common Stock:

FOR	60,794,670
AGAINST	40,462,492

ABSTAIN	49,885
NO VOTE	0
(2)	Amendment of the Company’s Restated Certificate of Incorporation to delete Article Fourteenth:

FOR	79,273,616
AGAINST	21,919,110
ABSTAIN	114,321
NO VOTE	0
(3)	Amendment of the Company’s Restated Certificate of Incorporation to delete Article Fifteenth:

FOR	59,127,609
AGAINST	42,065,847
ABSTAIN	113,591
NO VOTE	0
(4)	Adjournment of the special meeting, if necessary, to solicit additional proxies for approval of proposals 1, 2 and 3:

FOR	60,670,950
AGAINST	40,552,035
ABSTAIN	84,062
NO VOTE	0
Item 5. Other Information
None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.
Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Company, as amended.

3.2	Bylaws of Company as currently in effect. (2)

4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)

4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (4)

10.1+	Employment Agreement, effective as of July 7, 2008, by and between Registrant and Steven Kalin. (1)

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.
(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Registrant’s current report on Form 8-K dated July 11, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ Thomas F.X. Beusse
	Name:	Thomas F.X. Beusse
	Title:	Chief Executive Officer

By:	/S/ Gary J. Yusko
	Name:	Gary J. Yusko
	Title:	Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Company, as amended.

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.