Form 10-Q/A
period 2008-06-30
WESTWOOD ONE INC /DE/
filed 2008-08-22
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Common stock, par value $.01 per share – 101,344,822 shares
Class B stock, par value $.01 per share – 291,722 shares
Convertible Preferred Stock, par value $.01 per share – 75,000 shares
Explanatory Note
This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008 (the “Original 10-Q”). This amendment replaces Exhibit 3.1, which was previously filed with the Original 10-Q.
Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-Q in this Form 10-Q/A. Accordingly this Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

SIGNATURES
EXHIBIT INDEX
Exhibit 3.1
Exhibit 31.a
Exhibit 31.b

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ Thomas F.X. Beusse
Name: Thomas F.X. Beusse
Title: Chief Executive Officer

By:	/S/ Gary J. Yusko
Name: Gary J. Yusko
Title: Chief Financial Officer

Date: August 22, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware.

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.