Form 10-Q
period 2008-09-30
WESTWOOD ONE INC /DE/
filed 2008-11-10
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at September 30, 2008 (excluding treasury shares):
Common stock, par value $.01 per share — 101,307,633 shares
Class B stock, par value $.01 per share — 291,722 shares
Convertible Preferred Stock, par value $.01 per share — 75,000 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,609	$6,187
Accounts receivable, net of allowance for doubtful accounts of $3,593 (2008) and $3,602 (2007)	88,678	108,271
Warrants, current portion	—	9,706
Prepaid and other assets	11,081	13,990

Total Current Assets	103,368	138,154

Property and equipment, net	32,673	33,012
Goodwill	258,061	464,114
Intangible assets, net	2,856	3,443
Other assets	19,105	31,034

TOTAL ASSETS	$416,063	$669,757

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,542	$17,378
Amounts payable to related parties	16,020	30,859
Deferred revenue	4,277	5,815
Income taxes payable	6,356	7,246
Accrued expenses and other liabilities	33,592	29,562
Current maturity of long-term debt	32,000	—

Total Current Liabilities	115,787	90,860

Long-term debt	200,889	345,244
Other Liabilities	5,460	6,022

TOTAL LIABILITIES	322,136	442,126

Commitments and Contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares, issued and outstanding, 75 as Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	73,738	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value: authorized, 300,000 shares; issued and outstanding, 101,308 (2008) and 87,105 (2007)	1,013	871
Class B stock, $.01 par value: authorized, 3,000 shares; issued and outstanding, 292 (2008 and 2007)	3	3
Additional paid-in capital	293,785	290,787
Unrealized gain on available for sale securities	469	5,955
Accumulated deficit	(275,081)	(69,985)

TOTAL SHAREHOLDERS’ EQUITY	20,189	227,631

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$416,063	$669,757

See accompanying notes to consolidated financial statements.

WESTWOOD ONE, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET REVENUE	$96,299	$108,083	$303,298	$333,067

Operating Costs (includes related party expenses of $17,691, $15,408, $54,012 and $51,238 respectively)	86,142	79,351	265,782	260,419

Depreciation and Amortization (includes related party warrant amortization of $0 , $2,427, $1,618 and $7,281, respectively)	2,366	4,791	8,763	14,739

Corporate General and Administrative Expenses (includes related party expenses of $75, $861, $610 and $2,551, respectively)	4,049	2,867	8,510	10,318

Goodwill Impairment	—	—	206,053	—

Restructuring Charges	10,598	—	10,598	—

Special Charges (includes related party expenses of $175, $0, $5,000 and $0, respectively)	699	1,388	9,756	4,025

	103,854	88,397	509,462	289,501

OPERATING (LOSS) INCOME	(7,555)	19,686	(206,164)	43,566

Interest Expense	3,758	5,790	13,509	17,739
Other Income	(12,453)	(4)	(12,538)	(154)

INCOME (LOSS) BEFORE INCOME TAXES	1,140	13,900	(207,135)	25,981
INCOME TAXES EXPENSE (BENEFIT)	1,150	5,448	(2,044)	9,917

NET (LOSS) INCOME	$(10)	$8,452	$(205,091)	$16,064

NET (LOSS) INCOME attributable to Common Shareholders	$(1,451)	$8,452	$(206,720)	$16,064

(LOSS) EARNINGS PER SHARE
COMMON STOCK
BASIC	$(0.01)	$0.10	$(2.13)	$0.19

DILUTED	$(0.01)	$0.10	$(2.13)	$0.19

CLASS B STOCK
BASIC	$—	$—	$—	$0.02

DILUTED	$—	$—	$—	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	100,836	86,137	97,045	86,101

DILUTED	100,836	86,481	97,045	86,434

CLASS B STOCK
BASIC	292	292	292	292

DILUTED	292	292	292	292

See accompanying notes to consolidated financial statements.

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(205,091)	$16,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,763	14,739
Goodwill Impairment	206,053	—
Deferred taxes	(10,149)	(5,055)
Non-cash stock compensation	4,240	7,808
Gain on sale of marketable securities	(12,420)	—
Amortization of deferred financing costs	1,272	358

	(7,332)	33,914
Changes in assets and liabilities:
Accounts receivable	19,593	6,698
Prepaid and other assets	4,038	3,286
Deferred revenue	(1,538)	(2,968)
Income taxes payable and prepaid income taxes	(890)	(2,188)
Accounts payable and accrued expenses and other liabilities	10,169	(20,660)
Amounts payable to related parties	(14,839)	2,584

Net Cash Provided By Operating Activities	9,201	20,666

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,222)	(4,031)
Proceeds from sale of marketable securities	12,741	—

Net Cash Provided (Used) In Investing Activities	6,519	(4,031)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	22,750	—
Issuance of series A convertible preferred stock and warrants	74,178	—
Debt repayments and payments of capital lease obligations	(113,538)	(13,044)
Dividend payments	—	(1,663)
Deferred financing costs	(1,688)	—

Net Cash Used in Financing Activities	(18,298)	(14,707)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,578)	1,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,187	11,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,609	$13,456

See accompanying notes to consolidated financial statements.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1 — Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. In the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented and have been made. The results of operations for three and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for a full fiscal year.
The financial statements contained herein have been prepared assuming the Company continues as a going concern. While we continue to be in compliance with our total debt ratio covenant (referred to herein as our “debt covenant”), which is presently set at 4.0 times our Annualized Consolidated Operating Cash Flow, (as defined in the senior credit agreement for our Bank Facility and the Note Purchase Agreement), at this time our current projections indicate that we will not be in compliance with such covenant based on our trailing 12-month Consolidated Operating Cash Flow on December 31, 2008, which would result in a default by the Company upon its delivery of its compliance certification and audited financial statements for the year ended December 31, 2008 (such compliance certificate due on or prior to March 31, 2009). We are currently involved in negotiations with our lenders and noteholders to restructure our debt as necessary. Options currently under consideration include extending the maturity date of our Bank Facility (currently scheduled to mature on February 28, 2009) and our 2009 Senior Notes (currently scheduled to mature in November 2009) and waiving and/or increasing our debt covenant. No agreement has been reached yet and the Company may not be able to successfully negotiate the terms of a new arrangement on terms favorable to it. Additionally, any renegotiation of terms, may be at a higher cost and will likely require that the Company raise additional capital.
If we are unsuccessful in our negotiations and/or are unable to raise sufficient cash to reduce our debt in order to meet our debt covenant, we will fail to comply with the aforementioned debt covenant and/or may not have the funds necessary to pay amounts then outstanding under our Bank Facility on February 28, 2009. At such point, unless they provide waivers to such default to the Company, our lenders and noteholders would have the option to accelerate payment of the debt due under our Bank Facility and Note Purchase Agreement and foreclose on their security interests in the Company’s assets. Any of these events would have a material and adverse effect on the Company and accordingly, currently raises substantial doubt about the Company’s ability to continue as a going concern.
As a result of the precipitous decline of the Company’s stock price in recent weeks, the Company is at imminent risk of violating the NYSE’s requirement that companies maintain a market capitalization of $25 million or greater, which is calculated using the average of the Company’s closing stock price over a consecutive 30-day trading period. This requirement cannot be cured and absent an appeal to the NYSE, upon the Company’s violation of such requirement, the Company’s common stock will be immediately suspended and de-listed
In the second quarter, the Company recorded an adjustment to reduce stock-based compensation expense by $1,496, which is discussed further in Note 5. The Company does not believe this adjustment is material to its Consolidated Financial Statements for the nine-months ended September 30, 2008 or for any prior period’s Consolidated Financial Statements. As a result, the Company has not restated any prior period amounts.
In the third quarter, the Company corrected its total shareholders’ equity subtotal in the Balance Sheet at June 30, 2008, which inadvertently included 73,738 attributable to the Redeemable Preferred Stock. While the Redeemable Preferred Stock was appropriately presented as mezzanine equity separate from the common stock, the 73,738 amount was included in the Company’s sub-total of shareholders’ equity. Without the 73,738 amount, total shareholders’ equity would have been 27,859 at June 30, 2008. The Company conducted an analysis in accordance with GAAP of the impact of such error on various line items of the Company’s financial statements and concluded that such error did not have any impact on any key trend or indicator of the Company, including its debt covenants and was limited to the single sub-total miscalculation. Further, given the separate and correct presentation of the Redeemable Preferred Stock, the Company concluded that the judgment of a reader of the financial statements would not be changed or influenced by the error. Accordingly, the Company determined this adjustment is not material to its Consolidated Financial Statements for the quarter ended September 30, 2008 or for any prior period’s Consolidated Financial Statements. As a result, the Company has not restated any prior period amounts.

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
During the quarter ended June 30, 2008, the Company recorded a goodwill impairment charge that was substantially not tax deductible resulting in an annual effective tax rate of 1.2% for 2008.
The Company determined, based on the weight of available evidence, that it is more likely than not that its deferred tax assets will be realized. As such, no valuation allowance was recorded during the quarter ended September 30, 2008.
NOTE 3 — Issuance of Preferred Stock and Warrants:
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The Preferred Stock was issued with a deemed liquidation clause that provides that the security becomes redeemable at the election of the holders of a majority of the then outstanding shares of Preferred Stock in the event of a consolidation or merger of the Company, as defined, or the sale of all or substantially all of the assets of the Company. In accordance with Emergency Issues Task Force (EITF) D-98, the Preferred Stock is required to be classified as Mezzanine Equity because a change of control of the Company could occur without Company approval and thus redemption of the Preferred Stock is not solely under the control of the Company. In addition, as it is not probable the Preferred Stock will become redeemable; the Company has not adjusted the initial carrying amount of the Preferred Stock to its redemption amount or accreted the 7.5% cumulative dividend at the balance sheet date. Through September 30, 2008, the Preferred Stock accumulated dividends of $1,629 and as a result, the Liquidation Preference was $76,629 at September 30, 2008.
The warrants had a fair value of $440 on the date of issuance. The proceeds from the sale were allocated to the Preferred Stock and warrants based upon their relative fair values at the date of issuance. Accordingly, the fair value of the warrants value are included in Additional Paid-in Capital.
NOTE 4 — Goodwill Impairment:
As a result of a continued decline in the Company’s operating performance and stock price, caused in part by reduced valuation multiples in the radio industry, the Company determined a triggering event had occurred and as a result performed interim tests to determine if its goodwill was impaired at June 30, 2008 and September 30, 2008. The interim test performed at June 30, 2008, resulted in an impairment of goodwill and accordingly, the Company recorded a non-cash charge of $206,053. The majority of the goodwill impairment charge is not deductible for income tax purposes. As a result of the second quarter goodwill impairment, the carrying value was decreased such that when comparing the fair value to the carrying value at September 30, 2008, the Company determined that no additional impairment had occurred.
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
The changes in the carrying amount of goodwill at September 30, 2008 is as follows:

2008
Balance at January 1,	$464,114
Impairment	(206,053)

Balance at September 30,	$258,061

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5 — Equity Based Compensation:
Equity Compensation Activity
During the nine months ended September 30, 2008, the Company awarded 5,055 shares of common stock to certain Employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of common stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. The Company’s common stock activity during the nine-month period ended September 30, 2008 follows:

		Weighted
		Average
	2008	Exercise
	Shares	Price

Unvested at December 31, 2007	3,888	$21.86
Granted during the period	5,055	1.52
Forfeited during the period	(1,868)	16.78

Unvested at September 30, 2008	7,075	$8.67

In the second quarter, the Company determined that it had incorrectly continued to expense stock-based compensation for certain directors and officers who had resigned. The Company determined that this error was not significant to any prior period results and accordingly reduced non-cash stock-based compensation by $1,496. Total compensation expense for the nine months ended September 30, 2008 and 2007 related to stock-based compensation for the nine months ended September 30, 2008 was $4,240 and $7,808, respectively. Of that expense, $3,616 and $4,484, respectively, was included in Operating costs in the Consolidated Statement of Operations and $624 and $3,324, respectively, was included in Corporate, general and administrative expense in the Consolidated Statement of Operations.
NOTE 6 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income (loss) represents net income or loss adjusted for net unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss Income	$(10)	$8,452	$(205,091)	$16,064

Unrealized gain (loss) on marketable securities	(847)	939	3,478	3,634
Effect of income taxes	323	(422)	(1,407)	(1,397)

Adjustment for gains included in net income	(12,420)	—	(12,420)	—
Effect of income taxes	4,863	—	4,863	—

Comprehensive (loss) Income	$(8,091)	$8,969	$(210,577)	$18,301

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7 — Restructuring Charges:
On September 12, 2008, the Company announced a plan to restructure the traffic operations of its subsidiary, Metro Networks (“Metro”) and to take actions to address underperforming programming and to implement other cost reductions. The modifications to the traffic business are part of a series of reengineering initiatives identified by management to improve the operating and financial performance of the Company in the near-term, while setting the foundation for profitable long-term growth. Over time, these changes will result in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of the second quarter of 2009. The Company estimates it will record an aggregate restructuring charge of approximately $26,100, consisting of: (i) $10,300 of severance, relocation and other employee related costs; (ii) $8,300 of facility consolidation and related costs; and, (iii) $7,500 of contract termination costs. For the three and nine months ended September 30, 2008, the Company recorded a restructuring charge of $10,598, comprised of $4,094 of severance and employee related costs and $6,504 of contract termination costs.
Restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” and SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit”. We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan.
In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations based on management’s most current estimates.
The restructuring charges line item in the Consolidated Statement of Operations is comprised of the following:

		Facility
	Severance &	Consolidation	Contract
	Termination	& Related costs	Termination	Total

Charge taken during third Quarter 2008	$4,094	$—	$6,504	$10,598
Payments made during third Quarter 2008	(820)	—	—	(820)
Non-cash utilization	(75)	—	(1,600)	(1,675)

Balance remaining as of September 30, 2008	$3,199	$—	$4,904	$8,103

Non-cash utilization represent prepayments made in prior periods primarily related to programming arrangements that will no longer provide any future benefit to the Company.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Professional and other fees related to the new CBS agreements and Gores Investment	$164	$1,388	$3,530	$3,025
Closing payment to CBS related to the new CBS agreements	—	—	5,000	—

Severance obligations related to executive officers changes	—	—	—	1,000
Re-engineering expenses	535	—	1,226	—

	$699	$1,388	$9,756	$4,025

In the three-month period ended September 30, 2008, the Company incurred legal expenses attributable to reducing the Company’s debt, as well as consultancy expenses associated with developing a cost savings and re-engineering initiative designed to improve its traffic information and reporting operations, (of which $175 was related to advisory services provided by The Gores Group, LLC). As part of this multi-faceted initiative, the Company has identified cost savings opportunities, which includes leveraging leading edge technology in the Company’s traffic information gathering operations to facilitate regionalization of these operations, top-grading the sales organization to increase productivity in key geographic markets and improving processes to become more efficient. The Company began the implementation of the initiative during the third quarter of 2008, and recorded a restructuring charge of $10,598 for the three month period ended September 30, 2008 (See Note 7 for additional information).
Amounts previously reported as a component of corporate general and administrative expenses in the Consolidated Financial Statement of Operations, of approximately $204 have been reclassified as special charges for the nine-month period ended September 30, 2008. These expenses were related to the Gores investment.
NOTE 9 — Other Income/(Loss):
During for the quarter ended September 30, 2008, the Company sold marketable securities for total proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other income/(loss) in the Consolidated Statement of Operations.
NOTE 10 — Earnings Per Common Share:
The Company has two classes of common stock and a class of Preferred Stock outstanding. Both the Class B Stock and the Preferred Stock are convertible to common stock. With respect to dividend rights, the common stock is entitled to cash dividends of at least ten percent higher than those declared and paid on its Class B common stock, and the Preferred Stock is also entitled to dividends as discussed in Note 3, the Preferred Stock is therefore considered a participating security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with EITF 03-06. Losses are not allocated to the Preferred Stock in the computation of Basic earnings per share as the Preferred Stock is not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The following is a reconciliation of the Company’s common shares and Class B shares outstanding for calculating basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (Loss) Income	$(10)	$8,452	$(205,091)	$16,064
Less: Accumulated Preferred Stock dividends	(1,441)	—	(1,629)	—
Less: distributed earnings to Common shareholders	—	—	—	(1,658)
Less: distributed earnings to Class B shareholders	—	—	—	(5)

(Loss) Income available to Common shareholders	$(1,451)	$8,452	$(206,720)	$14,401

(Loss) Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$—	$—	$—	$1,658
Undistributed (loss) earnings available to Common shareholders	(1,451)	8,452	(206,720)	14,401

Total (loss) earnings — Common stock, Basic	$(1,451)	$8,452	$(206,720)	$16,059

Diluted
Distributed earnings to Common shareholders	$—	$—	$—	$1,658
Distributed earnings to Class B shareholders	—	—	—	5
Accumulated Preferred Stock dividends	—	—	—	—
Undistributed (loss) earnings available to Common shareholders	(1,451)	8,452	(206,720)	14,401

Total (loss) earnings — Common stock, Diluted	$(1,451)	$8,452	$(206,720)	$16,064

Weighted average Common shares outstanding, Basic	100,836	86,137	97,045	86,101
Share-based compensation shares	—	52	—	41
Weighted average Class B shares	—	292	—	292

Weighted average Common shares outstanding, Diluted	100,836	86,481	97,045	86,434

(Loss) Earnings per Common share, Basic
Distributed earnings, Basic	$—	$—	$—	$0.02
Undistributed (loss) earnings — Basic	(0.01)	0.10	(2.13)	0.17

Total (loss) earnings per Common share, Basic	$(0.01)	$0.10	$(2.13)	$0.19

(Loss) Earnings per Common share, Diluted
Distributed earnings, Diluted	$—	$—	$—	$0.02
Undistributed (loss) earnings — Diluted	(0.01)	0.10	(2.13)	0.17

Total (loss) earnings per Common share, Diluted	$(0.01)	$0.10	$(2.13)	$0.19

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Earnings — Class B stock
Basic
Distributed earnings to Class B shareholders	$—	$—	$—	$5

Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total earnings — Class B shareholders, Basic	$—	$—	$—	$5

Diluted
Distributed earnings to Class B shareholders	$—	$—	$—	$5

Undistributed earnings allocated to Class B shareholders	—	—	—	—

Total earnings — Class B shareholders, Diluted	$—	$—	$—	$5

Weighted average Class B shares outstanding, Basic	292	292	292	292
Share-based compensation shares	—	—	—	—
Weighted average Class B shares	—	—	—	—

Weighted average Class B shares outstanding, Diluted	292	292	292	292

(Loss) Earnings per Class B share, Basic
Distributed earnings, Basic	$—	$—	$—	$0.02
Undistributed (loss) earnings — Basic	—	—	—	—

Total (loss) earnings per Class B share, Basic	$—	$—	$—	$0.02

(Loss) Earnings per Class B share, Diluted
Distributed earnings, Diluted	$—	$—	$—	$0.02
Undistributed (loss) earnings — Diluted	—	—	—	—

Total (loss) earnings per Class B share, Diluted	$—	$—	$—	$0.02

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units, warrants (see Note 3 — “Issuance of Preferred Stock and Warrants” and Note 12 - “Related Party Transactions”, for more information) and Preferred Stock were excluded from the calculation of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value, and excess tax benefits were greater than the average market price of the Company’s common stock for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options	7,821	4,953	9,006	6,326
Restricted Stock	614	970	1,019	954
Restricted Stock Units	1,215	220	926	203
Warrants	10,000	3,000	10,000	3,000
Preferred Stock	25,062	—	25,543	—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The per share exercise price of the options excluded were $0.49 — $38.34 and $5.92 — $38.34 for the three months ended September 30, 2008 and 2007, respectively, and $0.49 — $38.34 and $6.17-$38.34 for the nine months ended September 30, 2008 and 2007, respectively. The CBS warrants were cancelled on March 3, 2008 in conjunction with the new CBS Radio agreements (see Note 12).
On June 19, 2008, warrants to purchase up to 10,000 shares were issued to Gores Radio Holding, LLC. The per share prices of the Gores warrants excluded were $5.00 — $7.00. In addition, the Preferred Stock, including accrued dividends, is convertible to common stock at the price of $3.00 per share.
NOTE 11 — Debt:
Long-term debt consists of the following at:

	September 30, 2008	December 31, 2007
Bank Term Loan/Revolving Credit Facility	$32,000	$145,000
4.64% Senior Notes due 2009	50,000	50,000
5.26% Senior Notes due 2012	150,000	150,000
Fair market value of Swap (a)	889	244

	232,889	345,244
Less current maturities	(32,000)	—

	$200,899	$345,244

(a)	write-up (write-down) to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet.
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
The Company’s Revolving Credit Facility and Term Loan (“Bank Facility”) matures on February 28, 2009. Accordingly, that debt is classified as current in the accompanying financial statements. Additionally, the Company has an additional $50 million in Senior Notes that mature in November 2009 and $150 million in Senior Notes that mature in November 2012, which debt is classified as long-term in the accompanying financial statements. As discussed above in more detail in Note 1, the Company is presently engaged in negotiations with its lenders and noteholders to restructure the Company’s debt. Unless the Company is able to raise additional capital and/or restructure its debt, the Company will not generate the funds necessary to repay the debt maturing in 2009. While the Company continues to believe it will likely be able to refinance the Company’s debt, it cannot provide any assurance that it will be successful in its efforts. If the Company is unsuccessful in its negotiations to refinance or repay its debt prior to maturity and obtain a waiver of, or amendment to, the debt covenant, and/or are unable to raise sufficient cash to reduce Company debt in order to meet the debt covenant or pay amounts outstanding under the Bank Facility at maturity, the Company will fail to comply with the aforementioned debt covenant upon delivery of its compliance certificate and its audited financial statements (such compliance certificate due on or prior to March 31, 2009) and/or default on payments due under our Bank Facility on February 28, 2009. At such point, unless they provide waivers to such default to the Company, our lenders and noteholders would have the option to accelerate payment of the debt due under the Bank Facility and Note Purchase Agreement and foreclose on their security interests in the Company’s assets. If the Company is unable to restructure or refinance its debt as described above, the Senior Notes would be re-classified as short-term debt in the financial statements when they are next presented in the Company’s Annual Report on 10-K for the year ended December 31, 2008.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
As of September 30, 2008, the Company had outstanding borrowings of approximately $32,000 under the term loan. At the time, it also had approximately $10,000 of borrowing capacity under its $75,000 revolving credit facility. While the Company currently has borrowing capacity under its Bank Facility, given the Company’s current forecasts, its ability to access the Bank Facility will be limited by the allowable debt covenant. The Company’s weighted-average interest rate at September 30, 2008 was 5.5% (including the applicable margin of 1.75%).
Counterparty to the Company’s interest rate swap agreement is a major financial institution with a credit rating of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely and any losses would be immaterial.
NOTE 12 — Related Party Transactions:
CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation, a wholly-owned subsidiary of CBS Corporation) holds a common equity position in the Company and until March 3, 2008 provided ongoing management services to the Company under the terms of a management agreement (the “Management Agreement”). In addition to the Management Agreement, the Company also entered into other transactions with CBS Radio in the normal course of business. On October 2, 2007, the Company entered into a definitive agreement with CBS Radio documenting a long-term arrangement through June 30, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, CBS Radio agreed to broadcast certain of the Company’s commercial inventory for our network and traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, certain existing agreements between CBS Radio and the Company, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new agreement, CBS Radio agreed to assign to the Company all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired as of March 30, 2008.
The Company incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Representation Agreement	$—	$6,590	$2,583	$20,330
News Agreement	3,247	—	9,609	—
Programming and Affiliations	14,444	8,818	41,819	30,908
Management Agreement (excluding warrant amortization)	—	861	610	2,551
Warrant Amortization	—	2,427	1,618	7,281
Payment due upon closing of Master Agreement	—	—	5,000	—

	$17,691	$18,696	$61,239	$61,070

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
The Company has a related party relationship with Gores Radio Holdings, LLC (together with certain related entitled “Gores”), an entity managed by the Gores Group, LLC. For the three and nine-months ended September 30, 2008, the Company recorded $75 in fees, related to consultancy and advisory services provided by Gores and included as a component of corporate general and administrative expenses in the Consolidated Statement of Operations and $175 as a component of special charges in the Consolidated Statement of Operations.
The Company also has a related party relationship, including a sales representation agreement, with its investee, POP Radio, LP.
NOTE 13 — Redeemable Preferred Stock and Shareholders’ Equity:
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
NOTE 14 — Fair Value Measurements:
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
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Investments (1)	$760	$—	$—	$760
Derivative Assets (1)	—	889	—	889

Total Assets	$760	$889	$—	$1,649

(1)	Included in Other Assets in the accompanying Balance Sheet.
NOTE 15 — Subsequent Events:
On October 20, 2008, Westwood One, Inc. (the “Company” or “Westwood”) and Thomas F.X. Beusse, Chief Executive Officer and President of the Company, agreed upon the termination of his employment agreement with the Company effective October 20, 2008. Effective as of such date, Mr. Beusse ceased serving as CEO and President of the Company in connection with the reorganization of executive management. In accordance with the terms of his employment agreement, Mr. Beusse will receive payment of an amount equal to an aggregate of $1,900 consisting of two times the sum of (i) his base salary of $700 plus (ii) $250, payable in equal periodic installments for two years following his resignation. Also in accordance with the terms of his employment agreement, Mr. Beusse will receive his minimum guaranteed bonus for 2008 of $300 and is eligible to receive continued health benefits at the active employee rate for a period of eighteen months. Additionally, options to purchase 333 shares of Company common stock (out of an aggregate grant of options to purchase 1,000 shares of Company common stock awarded to him on his date of hire) vested on October 20, 2008 and shall remain exercisable for a period of 90 days thereafter (i.e., until January 18, 2009). In connection with Mr. Beusse’s departure, the Company expects to record a charge of approximately $2,500 in the fourth quarter of 2008 as part of the restructuring charges discussed in Note 7.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 16 — Recent Accounting Pronouncements:
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
In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the applications of SFAS No. 157 in a market that is not active, an addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have any significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. As a result of the steps undertaken by the Company in the third quarter to reengineer the Metro Networks business, coupled with the continued decline in the Company’s operating income, the Company’s liquidity position has been significantly reduced. Although the aforementioned re-engineering is estimated to yield cost-savings of approximately $22,000 in 2009, It is presently unknown whether the Company will be able to raise additional capital, and/or restructure its debt in order to remain compliant with its debt covenant at the end of 2008 or repay such amounts then outstanding under its Bank Facility when it matures on February 28, 2009 and continue as a going concern. While the Company continues to believe it will likely be able to restructure or refinance its debt pursuant to its negotiations with its lenders and noteholders, it must raise additional capital through a financing and/or successfully negotiate a waiver or amendment to its debt covenant in order to avoid violating such covenant under its Credit Facility and Note Purchase Agreement based on our trailing 12-month Consolidated Operating Cash Flow on December 31, 2008, which would result in a default by the Company upon its delivery of its compliance certification and audited financial statements for the year ended December 31, 2008 (such compliance certificate due on or prior to March 31, 2009). Based on the Company’s current forecast, if the Company does not succeed in restructuring its debt, developing new funding sources or otherwise obtaining additional capital, the Company will not generate sufficient funds to repay debt maturing in 2009.
Westwood One is the largest independent provider of network radio programming and the largest provider of traffic information in the U.S. Westwood One serves more than 5,000 radio and TV stations in the U.S. The Company provides over 150 news, sports, music, talk and entertainment programs, features and live events to numerous media partners. Through its Metro Networks division, Westwood provides traffic reporting and local news, sports and weather to over 2,200 radio and TV stations. The Company also provides digital and other cross platform delivery of its network and Metro content. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
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
Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. It should be noted, however, that we closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on a prospective three-month period. We take the following factors, among others, into account when pricing commercial airtime: (i) the dollar value, length and breadth of the order; (ii) the desired reach and audience demographic; (iii) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (iv) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime. Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Our national revenue has been trending downward for the last several years due principally to increased competition and lower clearance and audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to a weak local ad marketplace, combined with an increase in the amount of :10 second inventory being sold by radio stations. Recently, our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio related advertising products.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special and restructuring charges include one-time expenses associated with the renegotiation of the CBS agreements, the raising of capital from Gores, severance associated with senior executive changes and re-engineering expenses.

We consider our operating cost structure to be predominately fixed in nature, and as a result, we believe we need several months lead time to make significant modification to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This point is important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster on a percentage basis than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. Furthermore, if we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, you should consider the relative mix of such arrangements when evaluating operating margin and/or increases and decreases in operating expenses. We have engaged consultants to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, on September 12, 2008, we announced a plan to restructure our traffic operations of our subsidiary, Metro Networks (“Metro”) and to take actions to address underperforming programming. The modifications to the traffic business are part of a series of reengineering initiatives identified by to improve the operating and financial performance of the Company in the near-term, while setting the foundation for profitable long-term growth. Over time, these changes will result in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of the second quarter of 2009. The Company estimates it will record an aggregate restructuring charge of approximately $26,100, consisting of: (i) $10,300 of severance, relocation and other employee related costs; (ii) $8,300 of facility consolidation an related costs; and, (iii) $7,500 of contractual termination costs. For the three and nine months ended September 30, 2008, the Company recorded a restructuring charge of $10,598, comprised of $4,094 of severance and employee related costs and $6,504 of contract termination costs.
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
Results of Operations
Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007
Revenue
Revenue presented by type of commercial advertisements are as follows for the three month periods ending September 30:

	Three Months Ended September 30,
	2008		2007
	$	% of total	$	% of total
Local/Regional	$48,162	50%	$57,763	53%
National	48,137	50%	50,320	47%

Total (1)	$96,299	100%	$108,083	100%

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

Revenue for the third quarter of 2008 decreased $11,784, or 10.9%, to $96,299 compared with $108,083 in the third quarter of 2007. During the third quarter of 2008, revenue aggregated from the sale of local/regional airtime decreased 16.6%, or $9,601, and national-based revenue decreased $2,183, or 4.3%, compared with the third quarter of 2007. The decrease in local/regional revenue was principally related to a weak local ad marketplace primarily in the automotive, banking and real estate categories, a reduction in :10 second inventory units available to sell and from increased competition. The decrease in national revenue was principally attributable to lower revenues from our RADAR rated network inventory.
We expect revenue to decrease relative to the comparable quarters of last year for the remainder of 2008 due to a general weakness in the United States economy, a soft advertising market and lower advertiser demand for radio related advertiser products.
Operating Costs
Operating costs for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008		2007
	$	% of total	$	% of total
Programming, production and distribution expenses	$70,871	82%	$61,052	77%
Selling expenses	8,814	10%	8,035	10%
Stock-based compensation	1,245	2%	1,555	2%
Other operating expenses	5,212	6%	8,709	11%

	$86,142	100%	$79,351	100%

Operating costs increased approximately $6,791, or 8.6%, to $86,142 in the third quarter of 2008 from $79,351 in the third quarter of 2007. The increase was principally attributable to higher station compensation expense to increase our RADAR inventory and to obtain higher rated local/regional inventory, higher promotional expenses related to the 2008 Summer Olympics, partially offset by reductions in aviation and stock-based compensation expense. As a result of the new CBS agreement, some “other operating expenses” attributable to the former Representation Agreement are now included as “programming, production and distribution expenses”.
We expect our operating costs to decrease in the future after the Company’s re-engineering initiative is completed.
Depreciation and Amortization
Depreciation and amortization decreased $2,425, or 50.6%, to $2,366 in the third quarter of 2008 from $4,791 in the third quarter of 2007. The decrease was principally attributable to a reduction in warrant amortization expense as a result of the cancellation on March 3, 2008 of all then outstanding warrants previously granted to CBS Radio.
We expect depreciation and amortization to continue to decline when compared to amounts incurred in 2007.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased $1,182 or 41.2%, to $4,049 in the third quarter of 2008 from $2,867 in the third quarter of 2007. The increase in corporate general and administrative expenses exclusive of stock-based compensation was attributable to the higher consulting and audit fees, partially offset by the elimination of management fee expenses as a result of the new CBS Radio agreement. Exclusive of stock-based compensation expense of $540 and $682 in the third quarter of 2008 and 2007, respectively, corporate general and administrative expenses were $3,509 and $2,185 in the third quarter of 2008 and 2007, respectively.

Goodwill Impairment
As a result of a continued decline in our operating performance and stock price caused in part to reduced valuation multiples in the radio industry, we determined a triggering event had occurred and accordingly performed an interim test to determine if our goodwill was impaired. During the third quarter of 2008, the Company performed an interim testing of goodwill and determined that an additional impairment had not occurred.
Restructuring Charges
During the three months ended September 30, 2008, the Company recorded a $10,598 restructuring charge in connection with the re-engineering of the company’s traffic operations and the elimination of underperforming programming announced on September 12, 2008. The components of these charges included severance and terminations costs of $4,094 and contract terminations expenses of $6,504.
Special Charges
We incurred special charges aggregating $699 and $1,388 in the third quarter of 2008 and 2007, respectively. Special charges in the third quarter of 2008 were comprised of consulting and advisory costs attributable to the Company’s traffic re-engineering initiative and costs related to the negotiation of the issuance of Convertible Preferred Stock (the “Series A Preferred Stock”) to Gores Radio Holdings, LLC, which closed during the second quarter of 2008. The third quarter 2007 special charges were related to negotiating a new long-term arrangement with CBS Radio and severance related to executive officer changes.
Operating (Loss) Income
Operating loss in the third quarter of 2008 increased $27,241 to ($7,555) from operating income of $19,686 in the third quarter of 2007.
We currently anticipate that operating income will decrease in 2008 compared with 2007 principally as a result of higher special charges, re-engineering/restructuring charges and an anticipated declining revenue base.
Interest Expense
Interest expense decreased $2,032, or 35.1%, to $3,758 in the third quarter of 2008 from $5,790 in the third quarter of 2007. The decrease is principally attributable to lower debt levels and lower interest rates, partially offset by higher amortization of deferred debt costs. Our weighted average interest rate in the third quarter of 2008 was 5.4% compared with 6.1% in the 2007 quarter.
We currently anticipate that interest expense will continue to decrease for the remainder of 2008 due to lower debt levels.
Other Income
Other income increased $12,449 to $12,453 for the three months ended September 30, 2008 principally due to a gain recorded of $12,420 for the sale of securities.
Provision for Income Taxes
Income tax expense in the third quarter of 2008 was $1,150 compared with a tax expense of $5,448 in the third quarter of 2007. The Company’s income tax expense in the third quarter of 2008 was based on an expected annual effective tax rate of 1.2% compared with an expected annual effective tax rate of 39.2% in 2007. The decrease in the effective tax rate is primarily attributable to the impact of the goodwill impairment charge taken in second quarter of 2008, which relates to goodwill that was substantially not deductible for tax purposes.

Net (Loss) Income
Net loss for the third quarter of 2008 increased $8,462 to ($10) from net income of $8,452 in the third quarter of 2007. Net loss per basic and diluted shares was ($.01) in the third quarter of 2008, compared with net income per share of $0.10 in the third quarter of 2007.
Weighted Average Shares Outstanding
Weighted average shares outstanding used to compute basic and diluted earnings per share were 100,836 in the third quarter of 2008 compared with 86,137 and 86,481, respectively in the third quarter of 2007. The increase in the number of outstanding shares is attributable to the sale of 14,286 shares of common stock to Gores. Basic and diluted shares outstanding were the same in 2008 as the inclusion of common stock equivalents in the diluted share calculation would be anti-dilutive.
Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007
Revenue
Revenue presented by type of commercial advertisements is as follows for the nine month periods ending September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008		2007
	$	% of total	$	% of total
Local/Regional	$148,808	49%	$175,129	53%
National	154,490	51%	157,938	47%

Total (1)	$303,298	100%	$333,067	100%

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

Revenue for the first nine months of 2008 decreased $29,769, or 8.9%, to $303,298 compared with $333,067 in the first nine months of 2007. During the first nine months of 2008, revenue aggregated from the sale of local/regional airtime decreased 15.0%, or $26,321, and national-based revenue decreased $3,448, or 2.2%, compared with the same period of 2007. The decrease in revenue is primarily attributable to lower audience and inventory levels, and increased competition. The decrease in local/regional revenue was principally related to a weak local ad marketplace primarily in the automotive, banking and real estate categories, increased competition and a reduction in :10 second inventory units available to sell. The decrease in national revenue was principally attributable to lower revenues from our RADAR inventory and lower barter revenue.

Operating Costs
Operating costs for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008		2007
	$	% of total	$	% of total
Programming, production and distribution expenses	$215,463	81%	$202,307	78%
Selling expenses	26,729	10%	26,142	10%
Stock-based compensation	3,618	1%	4,484	2%
Other operating expenses	19,972	8%	27,486	10%

	$265,782	100%	$260,419	100%

Operating costs increased approximately $5,363, or 2.1%, to $265,782 in the first nine months of 2008 from $260,419 in the first nine months of 2007. Excluding stock-based compensation, cash operating costs increased $6,229, or 2.4%. Programming, production and distribution expenses increased while other operating expenses decreased due to costs that were previously attributable to the CBS Representation agreement now being reclassified as station compensation expenses under the new CBS Radio agreement.
Depreciation and Amortization
Depreciation and amortization decreased $5,976, or 40.5%, to $8,763 in the first nine months of 2008 from $14,739 in the first nine months of 2007. The decrease was principally attributable to a reduction in warrant amortization expense as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $1,808, or 17.5%, to $8,510 in the first nine months of 2008 from $10,318 in the first nine months of 2007. Exclusive of stock-based compensation expense of $624 and $3,324 in the first nine months of 2008 and 2007, respectively, corporate general and administrative expenses increased $892, or 12.8%, to $7,886 for the first nine months of 2008 from $6,994 for the first nine months of 2007. The increase is principally attributable to higher consulting and advisory expenses, partially offset by lower expenses resulting from the elimination of the Management Fee from the new CBS Radio agreement.
Goodwill Impairment
As a result of a continued decline in our operating performance and stock price caused in part due to reduced valuation multiples in the radio industry, we determined a triggering event had occurred and accordingly performed an interim test to determine if our goodwill was impaired. The interim test performed during at June 30, 2008, resulted in a non-cash goodwill impairment charge of $206,053. During the third quarter of 2008, the Company performed additional testing of goodwill and determined that further impairment had not occurred.
Restructuring Charges
During the nine month period ended September 30, 2008, the Company recorded $10,598 in restructuring charges in connection with the re-engineering of the company’s traffic operations and the elimination of underperforming programming announced on September 12, 2008. The components of these charges included severance and termination costs of $4,094 and contract termination expenses of $6,504.
Special Charges
Special charges of $9,756 for the first nine months of 2008 were principally related to a $5,000 payment to CBS Radio as a result of our new long-term agreement with CBS Radio, other legal and advisor costs attributable to the new CBS Radio agreement, consulting costs attributable to the Company’s traffic re-engineering initiative and costs related to the negotiation and closing of the issuance of Preferred Stock. Special charges in the first nine months of 2007 related to the negotiation and closing of a new long-term arrangement with CBS Radio and severance expenses attributable to executive management changes.

Operating (Loss) Income
Operating loss for the first nine months of 2008 increased $249,730 to ($206,164) from operating income of $43,566 in the first nine months of 2007. The higher loss is principally attributable higher restructuring and special charges (including a $206,053 non-cash impairment charge), and lower revenue, partially offset by lower depreciation and amortization expense.
Interest Expense
Interest expense decreased $4,230, or 23.8%, to $13,509 in the first nine months of 2008 from $17,739 in the first nine months of 2007. The decrease is principally attributable to lower debt levels and interest rates, partially offset by higher amortization of deferred debt costs. Our weighted average interest rate in the first nine months of 2008 was 5.1% compared with 6.2% in the first nine months of 2007.
Other Income
Other income increased $12,384 to $12,538 for the nine months ended September 30, 2008 principally due to a gain recorded of $12,420 for the sale of securities in the quarter ended September 30, 2008.
Provision for Income Taxes
Income tax benefit in the first nine months of 2008 was $(2,044) compared with income tax expense of $9,917 in the first nine months of 2007. The Company’s income tax benefit in the first nine months of 2008 was based on an expected annual effective tax rate of 1.2%, due to the substantial non-deductibility of the goodwill impairment charge, less a charge for anticipated interest on unrecognized tax benefits.
Net (Loss) Income
Net loss in the first nine months of 2008 increased $221,155 to ($205,091) compared with net income of $16,064 in the first nine months of 2007. Net loss per basic and diluted shares was ($2.13) in the first nine months of 2008, compared with net income per share of $0.19 in the first nine months of 2007.
Weighted Average Shares Outstanding
Weighted average shares outstanding used to compute basic and diluted earnings per share were 97,045 in the first nine months of 2008 compared with 86,101 and 86,434, in the first nine months of 2007. The increase in weighted average shares is attributable to the sale of 14,286 shares of common stock to Gores. Basic and diluted shares outstanding were the same in 2008 as the inclusion of common stock equivalents in the diluted share calculation would be anti-dilutive.
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

As discussed elsewhere in this report, the Company will not be in compliance with its debt covenant based on its current projection of its trailing 12-month Consolidated Operating Cash Flow on December 31, 2008, which would result in a default by the Company upon its delivery of its compliance certification and audited financial statements for the year ended December 31, 2008 (such compliance certificate due on or prior to March 31, 2009). Also, based on the Company’s current forecast, if the Company does not succeed in restructuring its debt, developing new funding sources or otherwise obtaining additional capital, the Company will not generate sufficient funds to repay debt maturing in 2009. While we reasonably believe that we will likely be able to restructure or refinance our Bank Facility and/or our Senior Notes maturing in November 2009, we may not be able to do so on terms favorable to us and any restructuring or refinancing may significantly affect our shareholders. If we are able to raise additional funds through the issuance of equity securities, given the level of financing that may be required and the Company’s current stock price, our shareholders will experience significant dilution. Furthermore, given the current state of the capital markets and the significant possibility that the Company will be delisted by the NYSE (discussed in more detail below), there is a possibility that additional financing may not be available or, if available, may not be on terms favorable to us or to our shareholders prior to February 2009. Beyond affecting our ability to develop or enhance our services or programs and otherwise execute on our business strategy, if our operating results continue to decline more than anticipated, and we cannot obtain a waiver of, or negotiate an amendment to, our debt covenant on a timely basis or extend the maturity of our Bank Facility, our lenders may choose to make our debt payable on demand (either after February 28, 2009 or upon delivery of our compliance certificate and our audited financial statements due on or before March 31, 2009). Any of these events would have a material and adverse effect on our ability to continue as a going concern.
At December 31, 2007, we had an unsecured five-year $120,000 term loan and a five-year $125,000 revolving credit facility, both of which mature in February 2009. Interest on the Bank Facility was payable at the prime rate plus an applicable margin of up to 0.25% or LIBOR plus an applicable margin of up to 1.25%, at our option. The Bank Facility contains covenants, among others, related to dividends, liens, indebtedness, capital expenditures and restricted payments, and, interest coverage and leverage ratios. In 2002, we issued through a private placement $150,000 of ten-year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven-year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%) (the foregoing, the “Senior Notes”). In addition, we have a ten-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $150,000 Senior Notes and a seven-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $50,000 Senior Notes. Both swaps have interest rates of three-month LIBOR plus 0.8%. The Senior Notes contain covenants, among others, relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. In the first quarter of 2008, we amended the Bank Facility to, among other things: (i) provide security to our lenders (including holders of our Senior Notes), (ii) reduce the amount of the revolving credit facility to $75,000, (iii) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%, (iv) change the allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Bank Facility, (v) eliminate the provision that deemed the termination of the Management Agreement as an event of default and (vi) include covenants prohibiting the payment of dividends and restricted payments. At September 30, 2008, we had available borrowing capacity of approximately $10,000 under our revolving credit facility and actual debt outstanding under the term loan was $32,000.
At September 30, 2008, the Company’s principal sources of liquidity were its cash and cash equivalents of $3,609 and available borrowings of approximately $10,000 under its revolving credit facility, based on its third quarter results. Notwithstanding the foregoing, as our operating results continue to decline, our ability to access the Bank Facility will be limited by our debt covenant. Further, depending on our continued performance in the fourth quarter, our lenders may limit the amounts available to us under our revolver at such time or in early 2009.
On March 3, 2008 and March 24, 2008, we sold 7,143 shares (14,286 shares in the aggregate) of common stock to Gores for an aggregate purchase price of $25,000 and on June 19, 2008, we sold $75,000 of Series A Preferred Stock with warrants to Gores, generating net proceeds of approximately $96,928.
During the quarter ended September 30, 2008, the Company sold marketable securities for total proceeds of approximately $12,741.
Net cash provided by operating activities was $9,201 for the nine months ended September 30, 2008 and $20,666 for the nine months ended September 30, 2007, a decrease of $11,465 in net cash provided by operating activities. The decrease was principally attributable to a reduction in net income, and a reduction in cash generated from changes in assets and liabilities, primarily working capital.
While our business does not usually require significant cash outlays for capital expenditures, capital expenditures in the first nine months of 2008 increased $2,191 to $6,222, from $4,031 when compared to capital expenditures in the first nine months of 2007. The 2008 increase is principally attributable to a planned investment in a new distribution system. We currently expect capital expenditures for all of 2008 will not exceed $9,000.

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
In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the applications of SFAS No. 157 in a market that is not active, an addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have any significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.
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

A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business
We may not be able to obtain future capital on terms favorable to us or refinance the terms of our Bank Facility and Senior Notes as necessary which would impact our ability to continue as a going concern.
As a result of the deterioration in our operating performance, we amended our Bank Facility in the first quarter of 2008 with a syndicate of banks in order to remain in compliance with the covenants under such agreement, including increasing the debt covenant from 3.50 to 1 (effective after March 31, 2008) to 4.00 to 1. Given continued declines in our operating performance and our most recent forecasts, if we are unable to raise additional capital or identify additional funding sources, a further amendment or waiver to our 4.00 to 1 debt covenant under our existing Bank Facility and the note purchase agreement for the Senior Notes would be required. Additionally, unless we raise sufficient capital to pay off the debt outstanding under the Bank Facility, we must extend the current maturity thereof (February 28, 2009). Our ability to obtain additional amendments, if needed, or additional financing, and/or to refinance our existing debt could be significantly impacted by factors outside our control, such as the current state of the capital markets and our potential de-listing from the NYSE, and we cannot provide any assurances that we will be successful in such matters. If we cannot comply with our debt covenant, we will need to successfully refinance not only our Bank Facility but also our Senior Notes, possibly at significant expense to the Company in the form of higher interest rates and fees. While we currently have borrowing capacity under our revolving credit facility, as we approach year end, if we have not yet refinanced our Bank Facility and/or raised additional capital, we may not be able to draw down on our revolving credit facility at such time or in early 2009. If we are unable to refinance our Bank Facility or repay our debt at maturity and/or obtain a waiver or an amendment to our debt covenant, it could have a material and adverse effect on our ability to continue as a going concern.
Our operating income has declined since 2002. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue.
Since 2002, our operating income has declined from approximately $166,000 to $63,000, with the most significant decline, $144,000 to $63,000, occurring in the past two years (exclusive of goodwill impairment charges). In addition, our 2006 and 2008 results were adversely affected by goodwill impairment charges of approximately $516,000 and $206,100, respectively. In the first nine months of 2008, our operating income, excluding goodwill impairment, restructuring expenses and special charges, continued to decline by approximately $27,400. We cannot provide any assurances that we will be able to reverse this trend of declining operating income or that we will not have future impairment or other charges that adversely affect operating income. Even if we are initially successful in reversing the downward trend, we may not be able to sustain the improvement on a quarterly or annual basis. Historically, we have been able to reduce expenses to mitigate the impact of the decline in our operating income. We have implemented cost reductions and our remaining operating cost structure is predominately fixed in nature. At this time, we believe our ability to significantly reduce operating costs is limited, and any further decline in revenue will negatively affect our operating results.

If we are unable to reverse our recent performance of declining revenue, we may not be able to fully implement our growth strategy or take advantage of certain business opportunities even if we are successful in our negotiations with our lenders.
Since 2004, our revenue has declined from approximately $562,000 to $451,000, and in the first nine months of 2008, our revenue continued to decrease by approximately $29,800. This decrease in revenue has been attributable to a decline in audience and in the quality and quantity of commercial inventory on both a local/regional and a national basis, increased competition, a decline in a number of customer accounts and a substantial reduction in sales persons. Our strategy to increase revenue is dependent on, among other things, our ability to reverse these declines in audience, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, require additional capital which may be particularly difficult to raise on favorable terms in the current market environment. Our ability to increase revenue also depends on whether advertisers and clients perceive that we offer an effective way of reaching their targeted demographic group and the overall level of their advertising budgets. Depending on the level of capital available to us beyond December 2008, we may be required to delay the implementation or reduce the scope of our growth strategy and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and/or capital, we may be unable to take advantage of business opportunities or respond to competitive pressures. If any of the foregoing should occur, our business could be adversely affected.
Our revenue could further decline if the general economy and broadcast industry continues to worsen, and could result in further declines in consumer spending.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. In recent months, consumer confidence has eroded significantly amid the national and global economic slowdown, fears of increased unemployment and layoffs and the general belief that the U.S. had entered a recession. Advertising expenditures and consumer spending tend to decline during recessionary periods and already advertising budgets in the retail, automotive and banking industries have softened. Even in the absence of a recession or slowdown in the economy as currently anticipated by the market and consumers, the Company could be negatively affected if an individual business sector is forced to reduce its advertising expenditures as a result of a downturn in its sector. If that sector’s spending represents a significant portion of our advertising revenue, any reduction in its advertising expenditures may affect our revenue. Advertisers’ willingness to purchase advertising from the Company may also be affected by a decline in audience for the Company’s programs, the Company’s ability to retain the rights to popular programs and increased audience fragmentation caused by the proliferation of new media platforms.
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
In connection with the investment made by Gores, Gores is entitled to designate three (3) directors to the Company’s 11-person Board of Directors and nominate an independent director to the Board. Additionally, for as long as Gores holds 50% of the Preferred Stock issued to it on June 19, 2008 (which it presently does hold), the Company cannot take certain enumerated actions without Gores’ consent, most notably issue capital stock. While the Company may issue up to 10,000,000 shares without Gores’ approval, at the Company’s closing stock price (as of November 4, 2008), the proceeds of such issuance would yield $2.5 million, far below the level of financing that would likely be required in connection with a restructuring and/or refinancing of the Company’s debt. Other actions that may not be taken without Gores’ consent include, without limitation: merging or consolidating with another Company on or prior to December 19, 2013; selling assets with a fair market value of $25 million or more; increasing the size of the Board; adopting an annual budget or materially deviating from the approved budget, making capital expenditure in excess of $15 million; or amending its charter or bylaws. To the extent Gores and Company management have different viewpoints regarding the desirability or efficacy of taking certain actions in the future, the Company’s ability to enact changes it may believe necessary or appropriate could be compromised and the operations of the business could be negatively affected. Shares owned by Gores currently represent approximately 32.7% of the voting power of the Company. Accordingly, Gores would exercise substantial influence on the outcome of most any matter submitted to a vote of our shareholders.
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
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At June 30, 2008, the Company determined that its goodwill was impaired and recorded an impairment charge of approximately $206,100. The remaining book value of the Company’s goodwill at September 30, 2008 was approximately $258,000. Significant and unanticipated differences to our forecasted operational results and cash flows could require a provision for further impairment that could substantially affect our reported earnings in a period of such change. Since we operate in one segment, further declines in our stock price may also result in a future impairment charge.

Risks Relating to Our Common Stock
Our stock price has declined to a level which makes any equity financing by the Company highly dilutive to existing shareholders and will likely result in the Company being delisted from the New York Stock Exchange.
The market price of our common stock has declined significantly in recent months, along with the stock prices of many others in the stock market generally and in the broadcast industry specifically, who like the Company, have experienced substantial price and volume fluctuations that have been disproportionate to the respective operating performances of such companies. As of November 4, 2008, the Company’s stock price has declined 80% from the stock price level on June 30, 2008, and resulted in a market capitalization of $25.2 million as of November 4, 2008. As recently disclosed, NYSE rules require that in order to remain listed on the NYSE, a company maintain a $1 per share stock price or a market capitalization of $75 million or greater. However, given the Company’s stock price’s precipitous decline, the Company is at imminent risk of violating the NYSE’s requirement that companies maintain a market capitalization of $25 million or greater is calculated using the average of the Company’s closing stock price over a consecutive 30-day trading period. Unlike the previously disclosed NYSE requirements, such requirement cannot be cured and absent an appeal to the NYSE, results in the immediate suspension and de-listing of the Company’s common stock by the NYSE which would affect the liquidity of our common stock. Additionally, if the Company wishes to apply to list on an alternate exchange such as Nasdaq or Amex, it will need to meet such exchanges’ listing requirements, including a $4 or $3 (respectively) per share stock price, which at the Company’s recent stock price levels, will require a significant reverse stock split and shareholder approval. If the Company is unable or does not list on an alternate exchange, it could affect the Company’s stock price and create an additional constraint on the Company’s ability to raise additional capital.
Risks Related to the Broader Economy
The global credit market disruptions and economic slowdown which significantly worsened in the third quarter of 2008 have created a difficult and uncertain market in which to finance, which could materially and negatively affect the Company’s ability to restructure and/or refinance its debt.
The recent credit market disruptions and economic slowdown in the United States and globally have negatively impacted the volume of debt securities issued in global capital markets. What was a fairly significant disruption in world financial markets, particularly in the credit markets, worsened materially in the third quarter of 2008 and most particularly in September 2008 when many credit markets experienced a severe lack of liquidity. Credit markets have since eased slightly, but are still very tight. It is in this overall capital market environment that the Company engaged in substantive conversations with its lenders and noteholders regarding the restructuring of the Company’s debt, which as discussed elsewhere in this report, will likely require that the Company raise additional capital. Additionally, in recent months, consumer confidence has eroded significantly amid the general belief that the U.S. has entered a significant and possibly prolonged recession, and that increased unemployment and layoffs are a strong likelihood in 2009. Taking into account the economic slowdown and the volatile and uncertain credit markets, equity investors have been reluctant to make substantial investments or investments on terms seen in years prior to 2008. The Company’s ability to raise capital is likely to be significantly affected by the timing and nature of any recovery in the credit and other financial markets, which presently remain uncertain. Further increases in interest rates or credit spreads and continued volatility in financial markets or the interest rate environment could further reduce investor demand for debt and equity securities, which could have a material and adverse affect on the Company’s ability to raise sufficient capital to restructure and/or refinance its debt on a timely basis.

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
With respect to the borrowings pursuant to the Company’s Facility, the interest rate on the borrowings is based on the prime rate plus an applicable margin of 0.75%, or LIBOR plus an applicable margin of 1.75%, as chosen by the Company. Historically, the Company has typically chosen the LIBOR option with a three-month maturity or less. Every 0.25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of September 30, 2008, the Company had $32,000 outstanding under the Facility.
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate non-performance by the counterparties.
The Company’s receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which the Company operates.
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the most recent fiscal period (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to Company management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting during the third three month period of ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2008 the Company did not purchase any of its common stock under its existing stock purchase program and does not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of Shares		Part of Publicly	Purchased Under
	Purchased in	Average Price Paid	Announced Plan or	the Plans or
Period	Period	Per Share	Program	Programs (A)

7/1/08 – 7/31/08	—	N/A	21,001,424	$290,490,000
8/1/08 – 8/31/08	—	N/A	21,001,424	$290,490,000
9/1/08 – 9/30/08	—	N/A	21,001,424	$290,490,000

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of the Company’s shareholders was held on September 22, 2008.
(b)
The matters voted upon and the related voting results are listed below. Holders of common stock, representing 101,408,811 eligible votes, voted alone on the election of Messrs. Ming and Nunez. Holders of common stock, Class B stock and the Preferred Stock, collectively representing 140,994,286 eligible votes, voted together on the ratification of PricewaterhouseCooopers LLP. Holders of the Preferred Stock, representing 24,999,975 eligible votes, voted alone on the election of Mr. Weingarten. The following vote totals reflect that each share of Class B stock is entitled to 50 votes per share and that the 75,000 shares of Preferred Stock represented 24,999,975 eligible votes on the record date for the annual meeting.

(1)	Election of Class III Directors:

	FOR	WITHHELD

H. Melvin Ming	109,123,064	10,993,083
Emanuel Nunez	114,350,673	5,705,474
Ian Weingarten	24,999,975	0
Although not elected at the meeting, the Class I directors, Norman J. Pattiz, Thomas F.X. Beusse, Joseph B. Smith and Mark Stone and the Class II directors, Albert Carnesale, David Dennis, Scott Honour and Grant F. Little, III, continued to serve as directors of the Company pursuant to the stated terms of their directorships. On October 20, 2008, Mr. Beusse resigned as a director in connection with the hiring of Mr. Sherwood as President.
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008:

FOR	134,316,228
AGAINST	162,945
ABSTAIN	162,474
Item 5. Other Information
None. Further, no material changes have been made to the Company’s procedures regarding how security holders may recommend nominees to the Company’s Board.

Item 6. Exhibits

Exhibit
Number (A)		Description of Exhibit
3.1		Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware. (1)
3.2		Bylaws of Company as currently in effect. (2)
4.1		Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
4.1.1		First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (4)
10.1	+	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (5)
10.2	+	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld. (6)
10.3	+	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse. (7)
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s current report on Form 10-Q/A for the quarter ended June 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 3, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO

	Date:	November 10, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.