Form 10-K
period 2008-12-31
WESTWOOD ONE INC /DE/
filed 2009-03-30
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14691
WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

40 West 57th Street New York, NY (Address of principal executive offices)	10019 (Zip Code)
Registrant’s telephone number, including area code: (212) 641-2000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $107,300 based on the last reported sales price of the registrant’s common stock on June 30, 2008 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2009, 101,258,642 shares (excluding treasury shares) of common stock, par value $0.01 per share, were outstanding and 291,722 shares of Class B stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for our 2009 annual meeting of shareholders (which will be filed with the Commission within 120 days of the registrant’s 2008 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc.
General
We provide radio and television stations with programming information services and other content. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. We deliver content to over 5,000 radio and television stations in the U.S.
We derive substantially all of our revenue from the sale of :10 second, :15 second, :30 second and :60 second commercial airtime to advertisers. We obtain the commercial airtime we sell to advertisers from radio and television affiliates, or other distribution partners, in exchange for the programming, information services and other content that we provide to them. We often provide such affiliates with cash compensation to obtain additional commercial airtime in order to supplement the commercial airtime we receive from providing programming and information services to them. That commercial airtime is sold to local/regional advertisers (typically :10 second and :15 second commercial airtime) and to national advertisers (typically :30 or :60 second commercial airtime). By purchasing commercial airtime from us, advertisers are able to have their prerecorded and live commercial messages broadcast on radio and television stations and websites throughout the United States, reaching demographically defined listening audiences.
Our business is organized in two primary divisions: Metro/Traffic and Network. Our Metro/Traffic Division provides local traffic, news, sports and weather information reports to 2,300 radio and television affiliates in over 83 of the top 100 Metro Survey Area markets (referred to herein as “MSA markets”) in the United States. Our Network Division offers radio stations traditional news services, including CBS Radio news, CNN Radio news and NBC News Radio, in addition to weekday and weekend news, sports and entertainment features and programs. These programs include: major sporting events, including the National Football League, NCAA football and basketball games, the Masters and the Olympics, live personality talk shows, live concert broadcasts, countdown shows, music and interview programs and exclusive satellite simulcasts with cable networks.
We continue to develop alternative revenue streams generally by leveraging our existing resources and creating new distribution channels for our extensive content. For instance, we provide programming to satellite radio services and data for digital map and automotive navigation systems.
On October 2, 2007, we entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. The closing under such agreement occurred on March 3, 2008 and on such date, the Management Agreement and CBS Representation Agreement terminated. From 1994 to 2008, we were managed by CBS Radio Inc. (“CBS Radio”; previously known as Infinity Broadcasting Corporation (“Infinity”)), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between CBS Radio (then Infinity) and us which was scheduled to expire on March 31, 2009 (the “Management Agreement”). As part of the new arrangement, CBS Radio agreed to broadcast our commercial inventory for both the Network and Metro/Traffic divisions through March 31, 2017 in exchange for certain programming and/or cash compensation. In addition, certain existing agreements between CBS Radio and us, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated through March 31, 2017.
Industry Background
Radio Broadcasting
There are approximately 11,682 commercial radio stations in the United States.
A radio station selects a style of programming (“format”) to attract a target listening audience and thereby attracts advertisers that are targeting that audience demographic. There are many formats from which a station may select, including news, talk, sports and various types of music and entertainment programming.

A radio station has two principal ways of effectively competing for revenue. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience, thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news products, such as those supplied by us, that are generally not available to its competitors within its format. National programming broadcast on a limited distribution basis can help differentiate a station within its market, and thereby enable a station to increase its audience and advertising revenue.
In addition to the traditional “terrestrial” radio stations, new technologies and services have entered the marketplace. Sirius XM Radio Inc. is a satellite-based broadcaster with programming very similar to traditional radio. Additionally, the radio industry has begun to roll out HD “High Definition” channels which effectively double the number of radio stations in the United States.
Radio Advertising
Radio advertising is a cost-effective form of advertising that can be purchased on a local, regional or national basis. Local and regional purchases allow an advertiser to choose a geographic market for the broadcast of commercial messages. Local and regional purchases are typically best suited for an advertiser whose business or ad campaign is in a specific geographic area. Advertising purchased from a national radio network allows an advertiser to target its commercial messages to a specific demographic of a national audience. In addition, an advertiser can choose to emphasize its message in a certain market or markets by supplementing a national purchase with local and/or regional purchases.
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
Business Strategy/Services
Our business strategy is to provide our radio and television affiliates with programs and services that they may not be able to produce on their own on a cost effective basis. We offer local traffic, news, sports and weather information, as well as a wide selection of regularly scheduled and special event syndicated programming. The information and programs are produced by us and, therefore, our affiliates typically have virtually no production costs. In addition, our programs contain available commercial airtime that the affiliates may sell to local advertisers. We typically distribute promotional announcements to the affiliates and occasionally place advertisements in trade and consumer publications to further promote the upcoming broadcast of its programs.
Our robust local and national product offering allows advertisers the ability to easily supplement their national purchases with local and regional purchases from us. It also allows us to develop relationships with local and regional advertisers.
We enter into affiliation arrangements with radio and television stations which require the affiliate to provide us with a specific number of commercial positions which it aggregates by similar day and time periods that we are able to resell to our advertisers. Some affiliation agreements also require a station to broadcast our programs and to use a portion of the program’s commercial slots to air our advertisers’ national advertisements and any related promotional spots.
Affiliation arrangements specify the number of times and the approximate daypart each program and advertisement may be broadcast. We require that each station complete and promptly return to us an affidavit (proof-of-performance) that verifies the time of each broadcast. Affiliation agreements generally run for a period of at least one year and are automatically renewable for subsequent periods. We have agreements with over 5,000 radio stations, and 170 television stations, many of who carry more than one program or product.

We have personnel responsible for affiliate sales and marketing our programs to radio and television stations. Our staff develops and maintains close, professional relationships with radio and television station personnel to provide them with comprehensive programming assistance.
Network Division
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
We also produce and distribute special event syndicated programs. In 2008, we produced and distributed numerous special event programs, including exclusive radio broadcasts of The GRAMMY Awards, the Academy of Country Music Awards, MTV Music Awards and the BET Awards, among others.
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
Our syndicated programs are primarily produced at our in-house production facilities. We determine the content and style of a program based on the target audience we wish to reach. We assign a producer, writer, narrator or host, interviewer and other personnel to record and produce the programs. Because we control the production process, we can refine the programs’ content to respond to the needs of our affiliated stations and national advertisers. In addition, we can tailor program content in response to current and anticipated audience demand. We use copy-splitting technology where appropriate to differentiate content on a regional or local basis.
We believe that our tape library is a valuable resource for use in future programming and revenue generating capabilities. The library contains previously broadcast programs, thousands of live concert performances; over 19,000 artist interviews; daily news programs; sports and entertainment features; Capitol Hill hearings and other special events. New programs can be created and developed at a low cost by excerpting material from the library.
Metro/Traffic Division
Through our Metro/Traffic Division, we provide traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites.
We gather traffic and other data utilizing our information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast-quality remote camera systems positioned at strategically located fixed positions and on aircraft, mobile units and wireless systems, and by accessing various government-based traffic tracking systems. We also gather information from various third-party news and information services. The information is processed, converted into broadcast copy and entered into our computer systems by our local writers and producers. This permits us to easily re-sell the information to third parties for distribution through the internet, wireless devices or personal digital assistants (“PDAs”) and various other distribution channels. Our professional announcers read the customized reports on the air. Our information reports (including the length and content of report, specific geographic coverage area, time of broadcast, number of reports aired per day and broadcaster’s style) are customized to meet each individual affiliate’s requirements. We typically work closely with the program directors, news directors and general managers of our affiliates to ensure that our services meet the affiliates’ goals and standards. We and the affiliates jointly select the on-air talent to ensure that each on-air talent’s style is appropriate for the station’s format. Our on-air talent often becomes integral “personalities” on such affiliate stations as a result of their significant on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional on-air talent on multiple affiliate stations within a particular market.

We believe that our extensive fleet of aircraft and other information-gathering technology and broadcast equipment coupled with our recently executed exclusive license and service agreement with TrafficLand allow us to provide high quality programming that enables us to continue to expand our affiliate base. In the aggregate, we utilize approximately: 61 helicopters and fixed-wing aircraft; 15 mobile units; 25 airborne camera systems; 182 fixed-position proprietary cameras; 36 broadcast studios and approximately 1,000 broadcasters and producers. We also maintain a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, our operation centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology, which enables our on-air talent to deliver reports to our affiliates. The infrastructure and resources dedicated to a specific market by us are determined by the size of the market, the number of affiliates we serve in the market and the type of services being provided. We believe our long-standing and continued investment in incident data and traffic gathering infrastructure differentiates us from our competitors.
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
SmartRoute (“SRS”), whose operating assets we acquired in 2000, develops non-broadcast traffic information. SRS develops innovative techniques for gathering local traffic and transportation information, as well as new methods of distributing such information to the public. We are currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. SRS is not presently a significant source of revenue to us.
We supply Television Traffic Services (“MetroTV Services”) to over 170 television stations. Similar to our radio programming services, we supply our MetroTV Services customized information reports which are generally delivered on air by our reporters to our television station affiliates. In addition, we supply customized graphics and other visual programming elements to our television station affiliates.

We utilize live studio cameras in order to enable our traffic reporters to provide our Video News Services on television from our local broadcast studios. In addition, we provide Video News Services from our aircraft and fixed-position based camera systems. The Video News Services include: (1) live video coverage from strategically located fixed-position camera systems; (2) live video news feeds from our aircraft; and (3) full-service, 24 hours per day/7 days per week video coverage from our camera crews using broadcast quality camera equipment and news vehicles.
TrafficLand
On December 22, 2008, Metro Networks Communications, Inc. (Metro) and TrafficLand entered into a License and Services Agreement which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (Metro’s parent), TLAC, Inc. (a wholly-owned subsidiary of Westwood formed for such purpose) and TrafficLand entered into an option agreement granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties have negotiated and placed in escrow. As a result of payments previously made under the License Agreement, we have the right to cause the Merger Agreement to be released from escrow at any time on or prior to April 15, 2009, at which time the Merger Agreement is deemed “executed”. The release of the Merger Agreement does not guarantee the merger will close, as such agreement contains closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate. Costs of $800 associated with this transaction have been expensed as of December 31, 2008.
Advertising Sales and Marketing
We package our radio commercial airtime on a network basis, covering all affiliates in relevant markets, either locally, regionally or nationally. This packaged airtime typically appeals to advertisers seeking a broad demographic reach. Because we generally sell our commercial airtime on a network basis rather than station-by-station, we generally do not compete for advertising dollars with individual local radio station affiliates. We believe that this is a key factor in maintaining our affiliate relationships. We package our television commercial airtime on a local, regional and national network basis. We have developed a separate sales force to sell our television commercial airtime and to optimize the efforts of our national internal structure of sales representatives. Our advertising sales force is comprised of approximately 125 sales representatives and sales managers.
In many of the markets in which the Metro/Traffic Division conducts operations, we maintain an advertising sales office as part of our operations center. Our advertising sales force is able to sell available commercial airtime in any and all of our markets in addition to selling such airtime in each local market, which we believe affords our sales representatives an advantage over certain competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from our local sales representative in the city in which the airline is headquartered.
Our typical radio advertisement for traffic, news, sports and weather information programming consists of an opening announcement and a ten-second or fifteen-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because we have numerous radio station affiliates in each of our markets (averaging approximately 25 affiliates per market in our top 50 markets), we believe that our traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. We combine our commercial airtime into multiple “sponsorship” packages which we sell as an information sponsorship package to advertisers throughout our networks on a local, regional or national basis, primarily during morning and afternoon drive periods.
We believe that the positioning of advertisements within or adjacent to our information reports appeals to advertisers because the advertisers’ messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by us demonstrate that because our customized information reports are related to topics of significant interest to listeners, listeners often seek out our information reports. Since advertisers’ messages are embedded in our information reports, such messages have a high degree of impact on listeners and generally will not be “pre-empted” (i.e., moved by the radio station to another time slot). We offer advertisements that are read live by our on-air talent, providing our advertisers with the added benefit of an implied endorsement for their product, as well as pre-recorded.

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
In marketing our programs to national advertisers, we directly compete with other radio networks as well as with independent radio syndication producers and distributors. As a result of consolidation in the radio industry, companies owning large groups of stations have begun to create competing networks that have resulted in additional competition for local, regional and network radio advertising expenditures. In addition, we compete for advertising revenue with network television, cable television, print and other forms of communications media. We believe that the quality of our programming and the strength of our affiliate relations and advertising sales forces enable us to compete effectively with other forms of communication media. We market our programs to radio stations, including affiliates of other radio networks that we believe will have the largest and most desirable listening audience for each of our programs. We often have different programs airing on a number of stations in the same geographic market at the same time. We believe that in comparison with any other independent radio syndication producer and distributor or radio network we have a more diversified selection of programming from which national advertisers and radio stations may choose. In addition, we both produce and distribute programs, thereby enabling us to respond more effectively to the demands of advertisers and radio stations.
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
Employees
On December 31, 2008, we had approximately 1,671 employees, including 583 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 470 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are satisfactory.
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
Cautionary Statement regarding Forward-Looking Statements
This annual report on Form 10-K, including “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Item 1A. Risk Factors
An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business
There is substantial doubt about our ability to continue as a going concern.
In the fourth quarter of 2008, we failed to pay our most recent semi-annual interest payment due in respect of the existing $150,000 of ten-year Senior Notes due November 30, 2012 and $50,000 of seven-year Senior Notes due November 30, 2009 (the foregoing, the “Senior Notes”) and were not in compliance with our maximum leverage ratio covenant at December 31, 2008. Both of these events constitute a separate default under the existing Term Loan and Revolving Credit Facility (collectively the “Facility”) and the Senior Notes. In addition, on February 27, 2009, our outstanding Facility matured and became due and payable in its entirety. We did not pay such amount, which also constitutes an event of default under the Facility and the Senior Notes. As a result management has concluded that there is substantial doubt about our ability to continue as a going concern. While we have agreed in principle on terms to refinance our outstanding debt with our lenders, there can be no assurance that we will consummate the refinancing transaction. While the parties are working towards execution of definitive documentation, if we are unable to reach a definitive agreement, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.
An Event of Default has occurred under the terms of our Facility and our Senior Notes. While we have an agreement in principle on terms to refinance all of our debt, there can be no assurance that we will close the refinancing or that the lenders under the Facility and our Senior Notes will not seek to exercise remedies that may be available to them prior to such closing, which would have a material and adverse effect on our business.
In the fourth quarter of 2008, we failed to pay our most recent semi-annual interest payment due in respect of the existing Senior Notes and were not in compliance with our maximum leverage ratio covenant at December 31, 2008. Both of these events constitute a separate default under the Facility and the Senior Notes. In addition, on February 27, 2009, our outstanding Facility matured and became due and payable in its entirety. We did not pay such amount, which also constitutes an event of default under the Facility and the Senior Notes. If we are unable to negotiate definitive documentation with our lenders, entities managed by The Gores Group, LLC, (together with its affiliates, “Gores”) and a new third party lender, or if our lenders decide for any reason to exercise available remedies under the Facility and the Senior Notes, in the absence of obtaining approximately $47,000 in additional capital to satisfy such payments and our obtaining a waiver of our 4.0 to 1.0 debt leverage covenant (which we anticipate violating upon delivery of our audited financial statements as described elsewhere in this report), we will not be able to make such payments and could be forced to seek the protection of the bankruptcy laws.
Our operating income has declined since 2002. We may not be able to reverse this trend particularly in the current economic environment or reduce costs sufficiently to offset anticipated declines in revenue.
Since 2002, our operating income has declined from approximately $180,000 to an operating loss of $(438,041) ($19,430 exclusive of goodwill impairment charges of $430,126, restructuring charges of $14,100 and special charges of $13,245), with the most significant decline occurring in the past three years. In addition, our 2006 and 2008 results were adversely affected by goodwill impairment charges of approximately $516,000 and $430,000, respectively. Given the current economic climate, it is possible our operating income will continue to decline. Historically, we have been able to reduce expenses to partially mitigate the impact of the decline in our revenue and its effect on operating income. However, given the extensive restructuring of the Metro/Traffic division from 61 offices into 13 hubs (announced in Q3 of 2008 and anticipated to be completed by the end of Q2 of 2009), our ability to implement further significant cost reductions without negatively affecting our revenue is somewhat limited, and may make it difficult for us to mitigate the impact of further declines in revenue.
The global credit market disruptions and economic slowdown which significantly worsened in the third quarter of 2008 have created a difficult and uncertain environment across all industries and there is no immediate sign of a recovery.
The recent credit market disruptions and economic contraction in the United States and globally have been severe, creating an economic environment unseen in recent history. Aside from the decline in consumer spending as described below, many of our clients could face their own difficulties in obtaining necessary financing to fund their ordinary course business operations. Given the economic downturn and the tight credit markets, many advertisers are reducing their ad budgets and/or negotiating reductions in rates, each of which has impacted our financial results. Depending on the severity of the economic downturn and the pace of recovery, our operating results could continue to be negatively impacted.

Even if we complete the refinancing, the cost of our indebtedness is expected to increase substantially, which, when combined with our recent performance of declining revenue, will affect our liquidity and could limit our ability to implement our business plan and respond competitively.
Since 2004, our revenue has declined from approximately $562,000 to $404,000. This decrease in revenue has been attributable to a decline in audience and in the quality and quantity of commercial inventory on both a local/regional and a national basis, increased competition, a decline in a number of customer accounts and a substantial reduction in sales persons. Our strategy to increase revenue is dependent on, among other things, our ability to reverse these declines in audience, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, require additional capital. While we have reached an agreement in principle with our lenders and Gores on the terms of a refinancing, which we anticipate will provide us with access to an additional $35,000 in capital, we cannot be certain the completion of such refinancing will occur. If the refinancing is completed, we anticipate that annual interest payments on our debt will increase from approximately $12,000 to $19,000; $7,000 of this interest may be paid in kind (PIK). If the economy continues to stall and advertisers continue to maintain reduced budgets which do not recover in 2009, notwithstanding the closing of the refinancing, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and/or capital, we may be unable to take advantage of business opportunities or respond to competitive pressures, such as M&A opportunities or securing rights to marquee or popular programming. If any of the foregoing should occur, this could have a material and adverse effect on our business.
Our revenue could further decline if the general economy and broadcast industry do not improve and even more so if the economy and industry worsen, and consumer spending remains constrained or is further restricted.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. In recent months, consumer confidence has eroded significantly amid the national and global economic slowdown, increased unemployment and layoffs and the general belief that the U.S. has entered a recession, which many now believe to be a sustained recession and/or contraction. Advertising expenditures and consumer spending tend to decline during recessionary periods and they have done so in this economy, as advertising budgets in the retail, automotive and financial services industries have softened. More recently, advertisers (and the agencies that represent them), faced with their own reduced budgets and sales levels, have put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. Reductions in advertising expenditures and declines in ad rates have affected our revenues.
Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.
We compete in a highly competitive business. Our radio programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as newspapers, magazines, cable television, outdoor advertising and direct mail and more increasingly with digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms. Additionally, audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and ultimately lower cash flow. In addition, the following factors could have an adverse effect upon our financial performance.
•
advertiser spending patterns, including the notion that orders are placed in close proximity to the time such ads are broadcast, which could affect spending patterns and limit visibility of demand for our products;

•	the level of competition for advertising dollars;

•	new competitors or existing competitors with expanded resources, including as a result of consolidation; and

•	lower than anticipated market acceptance of new or existing products.

Although we believe that our radio programming will continue to attract audiences and advertisers, there can be no assurance that we will be able to compete effectively, regain our market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a decline in audience for our programs or the cost of programming continues to increase (or in some cases cannot be reduced in connection with the new economic environment), we might be unable to retain the rights to popular programs and advertisers’ willingness to purchase our advertising could be further reduced.
Gores Radio Holdings, LLC exercises significant influence and control over our management and affairs.
In connection with the investment made by Gores, Gores is entitled to designate three (3) directors to our 11-person Board of Directors and nominate an independent director to the Board. Additionally, for as long as Gores holds 50% of the 7.50% Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued to it on June 19, 2008 (as it does presently), we cannot take certain enumerated actions without Gores’ consent. Such actions include: issuing capital stock; merging or consolidating with another company on or prior to December 19, 2013; selling assets with a fair market value of $25,000 or more; increasing the size of the Board; adopting an annual budget or materially deviating from the approved budget, making capital expenditures in excess of $15,000; or amending our charter or bylaws. To the extent Gores and our management have different viewpoints regarding the desirability or efficacy of taking certain actions in the future, our ability to enact changes we may believe necessary or appropriate could be compromised and the operations of the business could be negatively affected. Shares owned by Gores currently represent approximately 32.7% of the voting power of the Company. Accordingly, Gores would exercise substantial influence on the outcome of most any matter submitted to a vote of our shareholders. The refinancing described elsewhere in this annual report contemplates that Gores will acquire a controlling interest in us and take control of the Board upon consummation of the refinancing.
Continued consolidation in the radio broadcast industry could adversely affect our operating results.
The radio broadcasting industry has continued to experience significant change, including as a result of a significant amount of consolidation in recent years, and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel, ABC and CBS Radio). In connection therewith, certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations; (2) experienced significant declines in audience; and (3) increased their supply of shorter duration advertisements which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, to attract audiences and to attract advertisers. If we do not succeed in these efforts, our operating results could be adversely affected.
We may be required to recognize further impairment charges.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At December 31, 2008, we determined that our goodwill was impaired and recorded an impairment charge of $224,073, which is in addition to the impairment change of $206,053 taken on June 30, 2008. The remaining book value of our goodwill at December 31, 2008 is $33,988. Unanticipated differences to our forecasted operational results and cash flows could require a provision for further impairment that could significantly affect our reported earnings in a period of such change.

Risks Relating to Our Common Stock
We have has been delisted from the New York Stock Exchange and do not have immediate plans to list on an alternate exchange.
Since November 24, 2008, our common stock ceased to be traded on the NYSE, which has affected the liquidity of our common stock. On March 16, 2009, we were delisted from the NYSE and at this time, we do not have any immediate plans to list on an alternate exchange such as Nasdaq or Amex, which means our common stock will continue to be lightly traded and liquidity may be negatively affected for the foreseeable future.
The foregoing list of factors that may affect future performance and the accuracy of forward-looking statements included in the factors above are illustrative, but by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 1B. Unresolved Staff Comments
This item is not applicable.
Item 2. Properties
We own three buildings in Culver City, California: (1) a 10,000 square-foot building which contains administrative, sales and marketing; (2) a 10,000 square-foot building which contains our two traffic and news reporting divisions, Metro/Traffic Networks and Shadow Broadcast Services; and (3) a 6,500 square-foot building which contains our production facilities. In addition, we lease operation centers/broadcast studios and marketing and administrative offices across the United States consisting of over 290,000 square feet in the aggregate, pursuant to the terms of various lease agreements.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
(In thousands, except per share amounts)
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
On February 24, 2009, there were approximately 350 holders of record of our common stock, several of which represent “street accounts” of securities brokers. Based upon the number of proxies requested by brokers in conjunction with our annual meeting of shareholders held on February 12, 2009, we estimate that the total number of beneficial holders of our common stock exceeds 6,800.
Since December 15, 1998, our common stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. The following table sets forth the range of high and low last sales prices on the NYSE for the common stock for the calendar quarters indicated. On November 24, 2008 we were suspended from trading on the NYSE and on March 16, 2009 we were delisted.

	High	Low
2008
First Quarter	$2.16	$1.51
Second Quarter	2.28	1.05
Third Quarter	1.42	0.49
Fourth Quarter	0.41	0.02

2007
First Quarter	$7.24	$6.17
Second Quarter	8.16	6.48
Third Quarter	7.17	2.32
Fourth Quarter	3.00	1.83
The last sales price for our common stock on February 27, 2009 was $0.06.
The payment of dividends is prohibited by the terms of our Facility, and accordingly, we do not plan on paying dividends for the foreseeable future.
There is no established public trading market for our Class B stock. However, the Class B stock is convertible to common stock on a share-for-share basis. On February 28, 2009, there were two holders of record of our Class B stock.

Equity Compensation Plan Information
The following table contains information as of December 31, 2008 regarding our equity compensation plans.

			Number of securities
			remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plus excluding
	warrants and rights	warrants and rights	securities reflected in
Plan Category	(a)	(b)	Column (a)
	(in thousands)
Equity compensation plans approved by security holders
Options (1)	7,000	$7.52	(3)
Warrants (2)	10,000	6.00	N/A
Restricted Stock Units	1,216	N/A	(3)
Restricted Stock	364	N/A	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	18,580

(1)
Options included herein were granted or are available for grant as part of our 1989 and 1999 stock option plans and/or 2005 Equity Compensation plan (the “2005 Plan”) that were approved by our shareholders. The Compensation Committee of the Board of Directors approves periodic option grants to executive officers and other employees based on their contributions to our operations. Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”). A maximum of 9,200 shares of our common stock is authorized for the issuance of awards under the 2005 Plan. Pursuant to the 2005 Plan since May 19, 2005, the date of our 2005 annual meeting of shareholders, outside directors have automatically received a grant of RSUs equal to $100 in value on the date of each of our annual meeting of shareholders. Any newly appointed outside director will receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to our Board. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with us. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of our common stock. For a more complete description of the provisions of the 2005 Plan, refer to our proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005.

(2)
Warrants included herein were granted to Gores in conjunction with the Series A Preferred Stock. On June 19, 2008, we completed a $75,000 private placement of the Series A Preferred Stick with an initial conversion price of $3.00 per share and four-year warrants to purchase an aggregate of 10,000 shares of our common stock in three approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share, respectively, to Gores Radio Holdings, LLC.

(3)
A maximum of 9,200 shares of common stock is authorized for issuance of equity compensation awards under the 2005 Plan. Options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock, and related dividend equivalents being deducted at the rate of three shares for every one share granted.

The performance graph below compares the performance of our common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the last five calendar years. The graph assumes that $100 was invested in our common stock and each index on December 31, 2003.

The following tables set forth the closing price of our common stock at the end of each of the last five years.

CUMULATIVE TOTAL RETURN	2004	2005	2006	2007	2008

Westwood One, Inc.	78.72	48.40	21.73	6.14	0.17
Dow Jones US Total Market Index	112.01	119.10	137.64	145.91	91.69
Dow Jones US Media Industry Index	101.68	90.01	113.82	99.47	58.55
Westwood One Closing Stock Price	26.93	16.30	7.06	1.99	0.06

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
			Part of Publicly	Under the Plans or
	Number of Shares	Average Price Paid	Announced Plans or	Program
Period	Purchased in Period	Per Share	Programs	(A) (B)

10/1/08 – 10/31/08	0	n/a	21,001	$290,490
11/1/08 – 11/30/08	0	n/a	21,001	$290,490
12/1/08 – 12/31/08	0	n/a	21,001	$290,490

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
On January 3, 2008, 2 shares of our common stock were withheld from the vested portion of a 2006 equity compensation award to Peter Kosann our then Chief Executive Officer, in order to satisfy taxes payable by Mr. Kosann in connection with the 10 shares of such award that vested on January 3, 2008. On such date, the closing stock price of our common stock was $1.94 per share.

Item 6. Selected Financial Data
(In thousands except per share data)

	2008	2007	2006	2005(1)	2004(1)

OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:

Revenue	$404,416	$451,384	$512,085	$557,830	$562,246

Operating and Corporate Costs, Excluding Depreciation and Amortization, Goodwill Impairment and Special Changes	373,934	363,611	409,814	393,026	392,693

Goodwill Impairment	430,126	—	515,916	—	—

Depreciation and Amortization	11,052	19,840	20,756	20,826	18,429

Restructuring Charges	14,100	—	—	—	—

Special Charges	13,245	4,626	1,579	—	—

Operating (Loss) Income	(438,041)	63,307	(435,980)	143,978	151,124

Net (Loss) Income	(427,563)	24,368	(469,453)	77,886	86,955

(Loss) Income Per Basic Share
Common stock	$(4.39)	$0.28	$(5.46)	$0.86	$0.90
Class B stock	$—	$0.02	$0.26	$0.24	$—

(Loss) Income Per Diluted Share
Common stock	$(4.39)	$0.28	$(5.46)	$0.85	$0.88
Class B stock	$—	$0.02	$0.26	$0.24	$—

Dividends Declared (2)
Common stock	$—	$0.02	$0.32	$0.30	$—
Class B stock	$—	$0.02	$0.26	$0.24	$—

BALANCE SHEET DATA AT DECEMBER 31:
Current Assets	$119,468	$138,154	$149,222	$172,245	$174,346
Working Capital / (Deficit) (3)	(208,034)	47,294	29,313	72,094	93,005
Total Assets	205,088	669,757	696,701	1,239,646	1,262,495
Long-Term Debt (3)	—	345,244	366,860	427,514	359,439
Total Shareholders’ (Deficit) Equity	(203,145)	227,631	202,931	704,029	800,709

(1)
Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”) utilizing the modified retrospective transition alternative. Accordingly, results for years prior to 2006 have been restated to reflect stock-based compensation expense in accordance with SFAS 123R.

(2)
No cash dividend was paid on our common stock or Class B stock in 2004 or 2008. In 2005, our Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of April 29, 2005, August 3, 2005 and November 2, 2005. In 2006, our Board of Directors declared cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of February 2, 2006, April 18, 2006 and August 7, 2006. Our Board of Directors declared a cash dividend of $0.02 per share for every issued and outstanding share of common stock and $0.016 per share for every issued and outstanding share of Class B stock on November 7, 2006. Our Board of Directors declared cash dividends of $0.02 per share for every issued and outstanding share of common stock and $0.016 per share for every issued and outstanding share of Class B stock on March 6, 2007. The payment of dividends is prohibited by the terms of our Facility, and accordingly, we do not plan on paying dividends for the foreseeable future.

(3)
On November 30, 2008, we failed to make the interest payment on our outstanding indebtedness which constitutes an event of default under the Facility and the Senior Notes. Accordingly, $249,053 of debt previously considered long-term has been re-classified as short-term debt, which decreased working capital from $41,019 to ($208,034).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except for share and per share amounts)
EXECUTIVE OVERVIEW
Westwood One is a provider of programming, information services and other content to the radio, TV and digital sectors. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events, in addition to local news, sports, weather, video news and other information programming. We deliver our content to over 5,000 radio and television stations in the U.S. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
We derive substantially all of our revenue from the sale of :10 second, :15 second, :30 second and :60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find the most effective method is to purchase shorter duration advertisements, which are principally correlated to traffic and information related programming and content. Our advertisers who target national audiences generally find the most cost effective method is to purchase longer :30 or :60 second advertisements, which are principally correlated to news, talk, sports and music and entertainment related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Our goal is to maximize the yield of our available commercial airtime to optimize revenue.
In managing our business, we develop programming and exploit our commercial airtime by concurrently taking into consideration the demands of our advertisers on both a market specific and national basis, the inputs of the owners and management of our radio station affiliates, and the inputs of our programming partners and talent. Our continued success and prospects for growth are dependent upon our ability to manage these factors in a cost effective manner and to adapt our information and entertainment programming to different distribution platforms. Our results may also be impacted by overall economic conditions, trends in demand for radio related advertising, competition, and risks inherent in our customer base, including customer attrition and our ability to generate new business opportunities to offset any attrition.
There are a variety of factors that influence our revenue on a periodic basis including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base; (5) increases or decreases in the size of our advertiser sales force; and (6) competitive and alternative programs and advertising mediums, including, but not limited to, radio.
Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. We closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on the annual upfront process and a prospective three-month period. We take the following factors, among others, into account when pricing commercial airtime: (1) the dollar value, length and breadth of the order; (2) the desired reach and audience demographic; (3) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (4) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime
Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels and lower clearance and audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to increased competition, reductions in our local/regional sales force, combined with an increase in the amount of :10 second inventory being sold by radio stations. Recently, our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio related advertising products.

The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements, the Gores investment, re-financing costs and re-engineering expenses.
We consider our operating cost structure to be largely fixed in nature, and as a result, we need several months lead time to make significant modification to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This becomes important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.
We engaged consultants for the most part to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we announced a Metro/Traffic re-engineering initiative that was implemented in the last half of 2008. We expect to incur ongoing costs related to this re-engineering initiative and accordingly recorded charges of $10,598 in the third quarter and $3,502 in the fourth quarter of 2008, respectively.
On October 2, 2007, we entered into a definitive agreement with CBS Radio documenting a long-term arrangement through March 31, 2017. As part of the new arrangement which was approved by our shareholders on February 12, 2008, closed on March 3, 2008, CBS Radio agreed to broadcast certain of our commercial inventory for our Network and Metro/Traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. If CBS Radio chooses to divest its radio stations to third parties, with certain exceptions CBS Radio is required to assign such station’s agreements to the new owner or air our commercial inventory on a comparable station they continue to own. As part of the new arrangement, certain existing agreements between us and CBS Radio, including the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. Under the new arrangement, CBS Radio agreed to assign to us all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired on March 3, 2008.
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

When CBS Radio discontinued Howard Stern’s radio program in 2006, the audience delivered by affiliates that broadcast the program declined significantly. Many of our affiliation agreements with CBS Radio did not allow us to reduce the compensation those stations were paid as a result of delivering a lower audience. Additionally, certain CBS Radio stations broadcast fewer commercials than in prior periods. These items contributed to a significant decline in our national audience delivery to advertisers. Our new arrangement with CBS (which became effective on March 3, 2008), mitigates both of these circumstances going forward by adjusting affiliate compensation up and/or down as a result of changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all of our commercial inventory (referred to as “clearance”) in accordance with their contract terms and significant penalties for not complying with the contractual terms of our arrangement. We believe that CBS Radio has taken and will continue to take the necessary steps to stabilize and increase the audience reached by its stations. It should be noted however, that even as CBS takes steps to increase its compliance with our affiliation agreements, our operating costs will increase before we will be able to increase prices for the larger audience we will deliver, which was and may continue to be a contribution to the decline in our operating income.
Results of Operations and Financial Condition
Revenue
We established a new organizational structure in 2008 pursuant to which we manage and report our business in two operating segments: Network and Metro/Traffic. Our Network Division produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features. Our Metro/Traffic Division provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites. We evaluate segment performance based on segment revenue and segment operating (loss)/income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. Operating costs are captured discretely within each segment. Our accounts receivable and property, plant and equipment are captured and reported discretely within each operating segment.
Revenue presented by operating segment is as follows for the years ending December 31:

	2008		2007		2006
	$	% of Total	$	% of Total	$	% of Total

Metro	$194,884	48%	$232,446	51%	$265,768	52%
Network	209,532	52%	218,938	49%	246,317	48%

Total (1)	$404,416	100%	$451,384	100%	$512,085	100%

(1)
As described above, we currently aggregate revenue data based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the year ended December 31, 2008 (“2008”) revenue decreased $46,968, or 10.4%, from $451,384 to $404,416 and for the year ended December 31, 2007 (“2007”) revenue decreased $60,701, or 11.9%, from $512,085 for the year ended December 31, 2006 (“2006”). The decrease in 2008 was principally attributable to the current economic downturn. Revenue in 2008 and 2007 was also affected by increased competition, lower audience levels and a reduction in our sales force.
For 2008 Metro/Traffic revenue decreased to $194,884, a decline of 16.2%, from $232,446 in 2007 and $265,768 in 2006, a decline of 12.5%. The 2008 decrease is primarily due to the current economic downturn, a weak local advertising marketplace primarily in the automotive, financial services and retail categories, increased competition and a continued reduction in :10 second inventory units available to sell. The 2007 decrease was principally attributable to a 15% reduction in our sales force from 2006, a reduction in :10 second inventory units to sell as a result of the closure of several second-tier traffic markets in mid to late 2006 and canceling several representation and affiliation agreements (representing an approximately 18% decrease in inventory units from June 30, 2006 to December 31, 2007), and increased :10 second inventory being sold by radio stations. The reduced demand was experienced in most markets and advertiser categories.

For 2008 Network revenue was $209,532, compared to $218,938 for 2007, a 4.3% decline, and from $246,317 in 2006, a decline of 11.1%. The decline in 2008 is primarily the result of the general decline in advertising spending, which started to contract mid-year and which accelerated during the fourth quarter of 2008. Our performance was also impacted by lower revenues from our RADAR inventory and lower barter revenue. The decrease in 2007 Network revenue was principally attributable to an approximate 23% reduction in our quarterly gross impressions from RADAR rated network inventory (news programming inventory) which resulted from our affiliates experiencing audience declines, lower clearance levels by certain CBS Radio stations and planned reductions in affiliate compensation, the cancellation of certain programs (approximately $5,500) and the non-recurrence of revenue attributable to the 2006 Winter Olympic games (approximately $5,700), partially offset by revenue generated from new program launches (approximately $6,000). Excluding the effect of the non-recurrence of revenue attributable to the 2006 Winter Olympics, national revenue would have declined approximately 8.9%.
Expenses
Operating costs
Operating costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	$	% of Total	$	% of Total	$	% of Total
Programming, production and distribution expenses	$293,740	81%	$274,645	78%	$301,562	76%
Selling expenses	34,343	10%	34,237	10%	46,814	12%
Stock-based compensation	5,443	2%	5,386	2%	6,345	2%
Other operating expenses	26,966	7%	36,172	10%	40,475	10%

	$360,492	100%	$350,440	100%	$395,196	100%

Operating costs for the twelve months ended December 31, 2008 increased $10,052, or 2.9%, to $360,492 from $350,440 for the twelve months ended December 31, 2007 due to increased station compensation and salary costs, which were partially offset by the elimination of management fees as a result of the new CBS arrangement. Operating costs in 2007 decreased $44,756, or 11.3%, to $350,440 from $395,196 in 2006.
Expenses for programming, production and distribution were $293,740 for the year ended December 31, 2008, an increase of $19,095 from $274,645 for the same period ending December 31, 2007. The increase relates to an increase in station compensation costs primarily related to the CBS arrangement. Programming, production and distribution expenses in 2007 decreased $26,917 or 8.9% to $274,645 from $301,562 in 2006. The 2007 decrease is principally attributable to the cancellation of certain programming contracts (approximately $15,000), the non-recurrence of costs associated with the 2006 Winter Olympics and lower payroll and rent costs associated with closing certain traffic information operation centers (approximately $9,000).
Selling expenses in 2008 remained relatively flat at $34,343 as compared to $34,237 in 2007. Selling expenses in 2007 decreased $12,577, or 26.9%, to $34,237 from $46,814 in 2006. The 2007 decrease was principally attributable to a reduction in sales staff and commissions $(7,800) and a decrease in bad debt expense of approximately $(2,200).
Other operating expenses in 2008 declined by $9,206, or 25.5%, to $26,966 from $36,172 in 2007, the majority of which is the elimination of the CBS management fee. The decrease in other operating expenses also reflects the Metro/Traffic re-engineering program and other cost reductions, which led to declines in Metro/Traffic-related personnel, facilities and aviation costs. Other operating expenses in 2007 decreased $4,303, or 10.6%, to $36,172 from $40,475 in 2006. The 2007 decrease was principally attributable to reduction in personnel costs.

Depreciation and Amortization
Depreciation and amortization in 2008 decreased $8,788, or 44.3%, to $11,052 primarily as a result of the cancellation of the CBS warrants. In 2007, depreciation and amortization decreased $916, or 4.4%, to $19,840 from $20,756 in 2006. The 2007 decrease is principally attributable to certain assets becoming fully depreciated.
Corporate General and Administrative Expenses
Corporate general and administrative expenses in 2008 increased slightly to $13,442 from $13,171 in 2007, a $271, or 2.1%, increase. The increase reflects an increase in salary and wages and stock-based compensation offset by a reduction in legal fees and the CBS management fee. In 2007, corporate general and administrative expenses decreased $1,447, or 9.9%, to $13,171 from $14,618 in 2006. The 2007 decrease was principally attributable to reduced stock-based compensation and lower corporate governance costs, partially offset by increased personnel costs.
Goodwill Impairment
On an annual basis and upon the occurrence of certain interim triggering events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.
Prior to 2008, we operated as a single reportable operating segment: the sale of commercial airtime. As part of our re-engineering initiative, in the fourth quarter of 2008, we installed separate management for the Network and Metro/Traffic divisions providing discrete financial information and management oversight. In accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
We employ an independent firm specializing in valuation services to assist us in determining the fair value of the reporting units and goodwill. In connection with the 2008 testing, we have determined that using a discounted cash flow model was the best calculation of our fair value. In prior periods, the fair value was calculated on a consistently applied weighted average basis using a discounted cash flow model and the quoted market price of our common stock.
In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter). The remaining value of our goodwill is $33,988.
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
In connection with our annual goodwill impairment testing for 2006, based on a similar approach as applied in 2007, we determined our goodwill was impaired and recorded a non-cash charge of $515,916. The goodwill impairment, the majority of which was not deductible for income tax purposes, was primarily due to our declining operating performance and the reduced valuation multiples in the radio industry. If actual results differ from our operational forecasts, or if the discount rate used in our calculation increases, an impairment may be required to be recorded in the future.

Restructuring Charges
In connection with the re-engineering of our traffic operations and other cost reductions, which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming, and was implemented to a significant degree in the last half of 2008, we recorded $14,100 in restructuring charges for the twelve months ended December 31, 2008. We anticipate further charges of approximately $9,700 as additional phases of the original traffic re-engineering and other programs are implemented and finalized in the second quarter of 2009. The total restructuring charges for the traffic re-engineering and other cost savings programs are projected to be approximately $23,800. In addition, we have introduced and will complete new cost reduction programs in 2009. As these programs are implemented, we anticipate that we will incur new incremental costs for severance of approximately $6,000 and contract terminations of $3,100. In total, we estimate we will record aggregate restructuring charges of approximately $32,900, consisting of: (1) $15,500 of severance, relocation and other employee related costs; (2) $7,400 of facility consolidation and related costs; and (3) $10,000 of contract termination costs.
Special Charges
We incurred costs aggregating $13,245, $4,626 and $1,579 in 2008, 2007 and 2006, respectively. Special charges for 2008 were primarily related to a $5,000 payment to CBS Radio as a result of the new arrangement with CBS Radio, legal and advisor costs associated with the new arrangement, consulting costs attributable to our Metro/Traffic re-engineering initiative, re-financing transaction costs and costs related to the issuance of Series A Preferred Stock to Gores. The 2007 and 2006 charges relate to the negotiation of a new long-term arrangement with CBS Radio and for severance obligations related to executive officer changes.
Operating Income (Loss)
We incurred an operating loss of $(438,041) in 2008. Absent the goodwill impairment charge of $430,126, we incurred an operating loss of $(7,915) in 2008 as compared to operating income of $63,307 in 2007, a decline of $71,222. The decline for the twelve months ended December 31, 2008 reflects a $46,968 decrease in revenue and an increase in costs due to restructuring charges for the closedown of facilities in connection with the Metro/Traffic re-engineering initiative, accrued severance payments, increased personnel costs and costs associated with the new CBS agreement. Operating income in 2007 increased $499,287 to $63,307 from an operating loss of $(435,980) in 2006. Excluding the 2006 impairment charge, operating income in 2007 decreased $16,629, or 20.8%, to $63,307 from $79,936 in 2006. The 2007 decrease was attributable to lower revenue, partially offset by a reduction in operating costs.
Interest Expense
Interest expense in 2008 decreased $6,975 from $23,626 in 2007 to $16,651 in 2008 reflecting the decrease in the amount of outstanding debt. Interest expense in 2007 decreased $1,964, or 7.7%, to $23,626 from $25,590 in 2006. The 2007 decrease was principally attributable to lower average borrowings under our Facility, partially offset by an increase in interest rates, higher amortization of deferred debt costs as a result of amending the Facility in 2006, and a payment to terminate one of our fixed to floating interest rate swap agreements on our $150,000 Note. Our weighted average interest rate was 6.5% in 2008 and 6.3% in 2007.
In January and February 2008, we amended our Facility to increase our leverage ratio and eliminate a provision that deemed the termination of the CBS Radio management agreement an event of default. As a result, our interest rate under the amended agreement for the Facility was increased to LIBOR + 175 basis points from LIBOR + 125 basis points. If the refinancing is completed, we anticipate that annual interest payments on our debt will increase from approximately $12,000 to $19,000.
Other Income
Other income was $12,369, $411, and $926 in 2008, 2007, and 2006, respectively. Other income in 2008 was principally due to a gain of $12,420 on the sale of securities in the third quarter and in 2007, was principally attributable to interest earned on our invested cash balances. In 2006, in addition to interest income, we received $529 in connection with a recapitalization transaction of our investee, POP Radio, LP (“POP Radio”).

Provision for Income Taxes
Income tax expense in 2008 decreased $30,484, or 193.9%, to $(14,760) from $15,724 in 2007, the result of a portion of the goodwill impairment charge recorded during the year being tax deductible. Income tax expense in 2007 increased $6,915, or 78.5%, to $15,724 from $8,809 in 2006. In 2008, our effective income tax rate was 3.3%. The effective 2008 income tax rate was impacted by the 2008 goodwill impairment charge being substantially non-deductible for tax purposes. The 2007 effective income tax rate benefited from a change in New York State tax law on our deferred tax balance (approximately $100). The 2006 income tax provision was impacted by the 2006 goodwill impairment and related deferred tax attributes.
Net Income (Loss)
Net income in 2008 decreased $451,931 to a loss of $(427,563) $(4.39) per basic common share and $(4.39) per diluted common share, from net income of $24,368 ($0.28 per basic and diluted common share and $0.02 per basic and diluted Class B share) in 2007. This compares with a net loss of $(469,453) ($(5.46) per basic and diluted common share and $(0.26) per basic and diluted Class B share) in 2006.
Weighted-Average Shares
Weighted-average shares outstanding for purposes of computing basic net income (loss) per common share were 98,015, 86,112, and 86,013 in 2008, 2007 and 2006, respectively. Weighted-average shares outstanding for purposes of computing diluted net income (loss) per common share were 98,307, 86,426, and 86,013 in 2008, 2007, and 2006, respectively. As a result of incurring a net loss in 2008 and 2006, basis and diluted weighted-average Common shares outstanding are equivalent, as common stock equivalents from stock options, unvested restricted stock and warrants would be anti-dilutive.
Liquidity and Capital Resources
We continually monitor and project our anticipated cash requirements, which include working capital needs, capital expenditures and principal and interest payments on our indebtedness and potential acquisitions. Except for the non-payment of our interest and debt maturity described below, our funding requirements have been financed through cash flow from operations, the issuance of long-term debt and the issuance of $100,000 of common stock and Series A Preferred Stock to Gores in March and June of 2008, respectively.
At December 31, 2008, our principal sources of liquidity were our cash and cash equivalents of $6,437 and borrowings under our Facility. As previously disclosed and as discussed elsewhere in this report, on February 27, 2009, our outstanding indebtedness under our Facility, which totals approximately $41,000, matured and became due and payable in its entirety. Additionally, we did not make our most recent interest payment to our noteholders on November 30, 2008. The non-payment of such amounts constitutes an event of default under the Facility and the Senior Notes, respectively. We are presently unable to meet our outstanding debt obligations, which raise substantial doubt about our ability to continue as a going concern. Absent negotiating and executing definitive documentation with various lenders and Gores, obtaining approximately $47,000 in additional capital to satisfy our outstanding debt payments and obtaining a waiver of our 4.0 to 1 debt leverage covenant (which we anticipate violating upon delivery of our audited financial statements as described elsewhere in this report), our sources of liquidity are inadequate to fund immediate and ongoing operating requirements in the next twelve months. We currently have an agreement in principle on terms to refinance all of our debt (described in more detail below), however, there can be no assurance that we will close the refinancing or that the lenders under our Facility and our Senior Notes will not seek to exercise remedies that may be available to them prior to such closing. If we are unable to consummate the refinancing or the lenders choose to exercise the remedies available to them, we would be forced to seek the protection of bankruptcy laws. Any of these events could have a material and adverse effect on our business, results of operations, cash flows and financial condition.
As currently contemplated, we expect the refinancing will result in our having the following debt: a new series of $117,500 senior secured notes maturing on July 15, 2012; a new $15,000 unsecured revolver and a new $20,000 unsecured subordinated term loan. Each of the foregoing will have new debt and financial covenants.

At December 31, 2008, we had an unsecured five-year $120,000 term loan and a five-year $75,000 revolving Facility (collectively referred to in this report as our “Facility”), both of which matured on February 28, 2009 and currently remain unpaid and outstanding as described above. Interest on the Facility is payable at the prime rate plus an applicable margin of up to 0.75% or LIBOR plus an applicable margin of up to 1.75%, at our option and since February 27, 2009, has increased by an additional 2 percentage points (the default rate). The Facility contains covenants, among others, related to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. In 2002, we issued the Senior Notes through a private placement comprised of: $150,000 of ten-year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven-year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%). The Senior Notes contain covenants, among others, relating to dividends, liens, indebtedness, capital expenditures, and interest coverage and leverage ratios. As discussed above, we failed to make our last interest payment of approximately $5,000 on December 1, 2008 (the first business day after November 30, 2008). Since such date, interest on the outstanding amount has increased by an additional 2 percentage points (the default rate). In December 2008, we sold a ten-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $150,000 Senior Notes and a seven-year fixed to floating interest rate swap agreement covering $25,000 notional value of our outstanding $50,000 Senior Notes. In December 2008, we terminated the remaining interest rate swaps, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts is being amortized over the life of the debt.
Net cash provided by operating activities in 2008 was $2,038 whereas net cash provided by operating activities in 2007 was $27,901, which reflects a decrease of $25,863 or 92.7%. In 2007, net cash provided by operating activities decreased $76,350 to $27,091 from $104,251 in 2006. The decreases in 2008 and 2007 were principally attributable to a decline in net income (after excluding the 2008 goodwill impairment charge) and changes in working capital. In 2007, we reduced the amount of time payables and accrued expenses were outstanding, while in 2008 and 2006, we extended the time accounts payable and accrued expenses were outstanding.
We recently announced that we reached an agreement in principle with our lenders to refinance all of our outstanding indebtedness (including the Facility and the Senior Notes). As set forth in a non-binding term sheet negotiated among the parties, our lenders would exchange all of their existing indebtedness in us (approximately $241,000 in aggregate principal amount plus unpaid interest of $5,900) for: (1) $117,500 aggregate principal amount of new senior secured notes (the “New Senior Notes”), maturing July 15, 2012; (2) 25% of our common stock; and (3) a one-time cash payment of $25,000. The New Senior Notes would bear interest at 15% per annum payable 10% in cash and 5% in-kind (which would be added to principal quarterly in order to accrue interest but would not be payable until maturity). The New Senior Notes would be prepayable, at any time, in whole or in part without premium or penalty and would contain certain representations and warranties, covenants and events of default. In addition, we would be subject to certain financial covenants, including limitations on capital expenditures and a maximum senior secured leverage test. The New Senior Notes would be guaranteed by our domestic subsidiaries and would be secured by a first priority lien in substantially all of our assets and those of our domestic subsidiaries. Gores has agreed to purchase the debt held by those lenders who do not wish to participate in the New Senior Notes at a discount and any debt purchased by Gores would be exchanged along with the other debt for the same consideration of New Senior Notes, common stock and cash, as described above. In connection with the foregoing, we believe that we will also obtain: (1) a new $15,000 revolving facility on a senior unsecured basis; and (2) a new $20,000 unsecured term loan subordinated to the New Senior Notes and the new revolver. Each of the new revolver and the new term loan would mature on July 15, 2012 and would be guaranteed by Gores. We anticipate that borrowings under the new revolver and the new term loan would bear interest at LIBOR plus a margin of 4.5% with a minimum LIBOR base of 2.5%.
The refinancing also contemplates that Gores would purchase $25,000 in shares of 8% convertible preferred stock that would: (1) have a $25,000 initial liquidation preference; (2) entitle holders thereof to receive dividends at a rate of 8% per annum; and (3) rank pari passu with the Series A Preferred Stock currently held by Gores. Gores’ new convertible preferred stock, together with its Series A Preferred Stock, would manditorily convert into 72.5% of our common stock at the time the amendments to our charter (as contemplated by the refinancing transaction) are approved. Subject to certain limitations, Gores’ new convertible preferred stock would participate with the common stock on an as-converted basis with respect to voting, in all dividends and distributions, and upon liquidation. At the closing of the refinancing, Gores would take control of us and our Board.

The foregoing description of the refinancing represents an agreement in principle on the terms of the refinancing. No assurance can be given that we, our existing lenders, the new institutional lender (of the new revolver and new term loan) and Gores will negotiate and execute definitive documentation, that the definitive documentation will reflect the terms contained in the previously agreed upon term sheets and/or that any of the contemplated transactions will occur at all.
In 2008, 2007, and 2006, we spent $7,313, $5,849, and $5,880, respectively, for capital expenditures. Our capital expenditures in 2008 were primarily for copy-splitting and pre-record technologies, IT hardware replacements and TV graphics packages and camera upgrades.
In 2008 we did not pay dividends to our shareholders. In 2007 and 2006, we paid dividends to our shareholders in the amount of $1,663 and $27,640, respectively. In May 2007, the Board of Directors elected to discontinue the payment of a dividend and does not plan to declare dividends for the foreseeable future. The payment of dividends is also prohibited by the terms of our Facility.
In 2008 and 2007, we did not purchase any shares of our common stock. In 2006, we purchased approximately 750 shares of our common stock, at a total cost of $11,044. While we were authorized to repurchase up to $290,490 of our common stock at December 31, 2008, we did not take such action and do not plan on repurchasing any additional shares for the foreseeable future. Such repurchases are also prohibited by the terms of our Facility.
Investments
TrafficLand
On December 22, 2008, Metro Networks Communications, Inc. (Metro) and TrafficLand entered into a License and Services Agreement which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (Metro’s parent), TLAC, Inc. (a wholly-owned subsidiary of Westwood formed for such purpose) and TrafficLand entered into an option agreement granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties have negotiated and placed in escrow. As a result of payments previously made under the License Agreement, we have the right to cause the Merger Agreement to be released from escrow at any time on or prior to April 15, 2009, at which time the Merger Agreement is deemed “executed”. The release of the Merger Agreement does not guarantee the merger will close, as such agreement contains closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate. Costs of $800 associated with this transaction have been expensed as of December 31, 2008.
GTN
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during the quarter ended September 30, 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of Other Income/(Loss) in the Consolidated Statement of Operations.
POP Radio
On October 28, 2005, we became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2008 was de minimis.

On September 29, 2006, we, along with the other limited partners of POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which we received $529 on November 13, 2006 which was recorded within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%.
Contractual Obligations and Commitments
The following table lists our future contractual obligations and commitments as of December 31, 2008:

	Payments due by Period
	Total	<1 year	1 – 3 years	3 – 5 years	>5 years

Contractual Obligations (1)

Debt	$260,005	$260,005	$—	$—	$—
Capital Lease Obligations	2,560	960	1,600	—	—
Operating Leases	50,840	9,007	11,820	11,015	18,998
Other Long-term Obligations (2)	669,623	108,442	176,639	148,004	236,538

Total Contractual Obligations	$983,028	$378,414	$190,059	$159,019	$255,536

(1)	The above table excludes our Fin 48 reserves as the future cash flows are uncertain as of December 31, 2008.

(2)
Includes the estimated net interest payments on fixed and variable rate debt. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2008, and borrowings outstanding are assumed to remain at current levels.

We have long-term noncancelable operating lease commitments for office space and equipment and capital leases for satellite transponders.
Included in Other Long-term Obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $575,902 of payments due under the new CBS Master Agreement and the previous Management Agreement. As discussed in more detail below, on October 2, 2007, we entered into a new Master Agreement with CBS Radio which closed on March 3, 2008. As a result of the new arrangement with CBS Radio, total contractual obligations included in the above table will be $575,902 ($63,832 within 1 year; $133,790 1-3 years; $141,742 3-5 years; and, $236,538 beyond 5 years).
Related Parties
Periods Prior to Closing of Master Agreement with CBS Radio which occurred on March 3, 2008
CBS Radio holds approximately 16,000 shares of our common stock and prior to March 3, 2008, provided ongoing management services to us under the terms of the Management Agreement. In return for receiving services under the Management Agreement, we paid CBS Radio an annual base fee and provided CBS Radio the opportunity to earn an incentive bonus if we exceeded pre-determined targeted cash flows. For the years ended December 31, 2008, 2007 and 2006, we paid CBS Radio a base fee of $610, $3,394, and $3,273, respectively; however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods. On March 3, 2008, the Management Agreement terminated.
Prior to March 3, 2008, we and CBS Radio were also parties to a Representation Agreement to operate what was referred to as the CBS Radio Network. In addition to the Management Agreement and Representation Agreement described above, we also entered into other transactions with CBS Radio and its affiliates, including Viacom, in the normal course of business, including affiliation agreements with many of CBS Radio’s radio stations and agreements with CBS Radio and its affiliates for programming rights. Prior to its termination, the Management Agreement provided that all transactions between us and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which agreements were ratified by our shareholders, had to be on a basis at least as favorable to us as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, the Management Agreement required that all agreements between us, on the one hand, and CBS Radio or any of its affiliates, on the other hand, were to be approved by the independent members of our Board of Directors.

During 2008, we incurred expenses aggregating approximately $73,049 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and its affiliates (such amounts were $66,633 in 2007 and $75,514 in 2006). The description and amounts regarding related party transactions set forth in this report, and the consolidated financial statements and related notes, also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
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
Overview of New Relationship with CBS
As described elsewhere in this report, on March 3, 2008, we and CBS Radio closed the arrangement described in the Master Agreement, dated as of October 2, 2007, by and between us and CBS Radio. On such date, the Master Agreement terminated and our Representation Agreement with CBS Radio was replaced by an Amended and Restated News Programming Agreement, an Amended and Restated License Agreement and an Amended and Restated Technical Services Agreement. At the closing, we and CBS Radio entered into various agreements in substantially the form set forth as exhibits to the Master Agreement, including the following: (1) Amended and Restated News Programming Agreement; (2) Amended and Restated Trademark License Agreement; (3) Amended and Restated Technical Services Agreement; (4) Mutual General Release and Covenant Not to Sue; (5) Amended and Restated Registration Rights Agreement; (6) Lease for 524 W. 57th Street; (7) Lease for 2020 M Street; (8) Sublease for 2000 M Street; (9) Westwood One Affiliation Agreements for certain CBS Radio owned and operated stations (“CBS Stations”); and (10) Metro Networks Affiliation Agreements for CBS Stations (documents 9 and 10, the “Station Agreements” and documents 1-10 collectively, the “New Transaction Documents”). These agreements were discussed in a Current Report on Form 8-K filed with the SEC on October 4, 2007 and included as part of a definitive proxy statement filed with the SEC on December 21, 2007. The closing under the Master Agreement was described in a Current Report on Form 8-K filed with the SEC on March 6, 2008 and the New Transaction Documents were included as exhibits to such filing. A brief description of certain provisions of the New Transaction Documents was included in our Annual Report on Form 10-K for the year ended December 31, 2007, however, for a complete description of terms, please refer to the documents named above and the terms of the actual agreement themselves.
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

We consider matters such as credit and inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within Revenue with no corresponding operating expenses.
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
Valuation of Goodwill and Intangible Assets — Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value.
Prior to 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative commenced in the fourth quarter of 2008, we installed separate management for the Network and Metro/Traffic divisions providing discreet financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
In order to estimate the fair values of assets and liabilities a company may use various methods including discounted cash flows, excess earnings, profit split and income methods. Utilization of any of these methods requires that a company make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. In 2008 we determined that using a discounted cash flow model was the best evaluation of the fair value of our two reporting units. In prior periods, we evaluated the fair value of our reporting unit based on a weighted average of 75% from a discounted cash flow approach and 25% from the quoted market price of our stock.
On an annual basis and upon the occurrence of certain interim triggering events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter). The remaining value of our goodwill is approximately $33,988.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contacts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortize the value assigned to affiliate agreements on an accelerated basis (period ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. We review the recoverability of our finite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. No impairment of intangible assets has been identified in any period presented.

Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, it would be necessary to increase our allowance for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few but significant bad debts.
Estimated useful lives of property, plant and equipment — We estimate the useful lives of property, plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1- “Summary of Significant Accounting Policies” of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset.
Recent Accounting Pronouncements Affecting Future Results
In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the applications of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have any significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will include the relevant disclosures in our financial statements beginning with the first quarter of 2009.
In February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), also issued in February 2008, deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of this standard is not anticipated to have a material impact on our consolidated financial position and results of operation.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009.

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
In September 2006, the FASB issued “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets where the effective date will be January 1, 2009. Our adoption of SFAS No. 157 did not have a material effect on the consolidated financial position or results of operations.
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
In order to achieve a desired proportion of variable and fixed rate debt, we entered into a seven-year interest rate swap agreement covering $25,000 notional value of our outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points, and two ten year interest rate swap agreements covering $75,000 notional value of our outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps initially covered $100,000, which represented 50% of the notional amount of Senior Notes. These swap transactions allow us to benefit from short-term declines in interest rates while having the long-term stability on the other 50% of the Senior Notes of fairly low fixed rates. In November 2007, we cancelled one of the ten-year swap agreements covering $50,000 notional value, by paying the counter-party $576. The instruments meet all of the criteria of a fair-value hedge and are classified in the same category as the item being hedged in the accompanying balance sheet. We have the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value. In December 2008, we terminated the remaining interest rate swaps, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts is being amortized over the life of the debt.
With respect to the borrowings pursuant to the Facility, the interest rate on the borrowings was based on the prime rate plus an applicable margin of up to .25%, or LIBOR plus an applicable margin of up to 1.25%, as we chose. On January 11, 2008, the Facility was amended, and as a result, the applicable margins increased to 0.75% and 1.75% respectively. Historically, we have typically chosen the LIBOR option with a three month maturity. Every .25% change in interest rates has the effect of increasing or decreasing our annual interest expense by $5 for every $2,000 of outstanding debt. As of December 31, 2008, we had $41,000 outstanding under the Facility and as of December 31, 2007, we had $145,000 outstanding under the Facility.
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
The Audit Committee of the Board of Directors, which is comprised solely of directors who are independent under NYSE rules and regulations, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining our independent accountants. The independent accountants have full and free access to the Audit Committee with and without management’s presence. Members of the Audit Committee are required to meet stringent independence standards and at least one member must have financial expertise. All of our Audit Committee members satisfy the independence standards and the Audit Committee also has at least one member with financial expertise. As described elsewhere in this report, we were delisted from the NYSE on March 16, 2009. Accordingly, we are no longer subject to the rules and regulations of the NYSE, including those related to independence of directors. At this time, no changes to the Board have been made, but it is contemplated that in connection with the refinancing described in more detail in this report, that Gores will take control of the Board at the closing of the refinancing and that certain changes in directors will be made at that time.
The consolidated financial statements and the related notes and schedules are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-35 and by this reference incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and Comptroller, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Comptroller concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) are effective as of December 31, 2008 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our President and Chief Financial Officer and Comptroller to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our President and Chief Financial Officer and Comptroller, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is effective as of such date.
The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
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

Item 11. Executive Compensation
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
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

Item 14. Principal Accountant Fees and Services
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2009 annual meeting of shareholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K

1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)
3.2	Bylaws of Registrant as currently in effect. +
4.1	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
10.1	Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8) *
10.2	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16) *
10.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7) *
10.2.2	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (30)*
10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)
10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)
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

10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)
10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8	Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006. (35) *
10.8.1	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey (27)*
10.9	Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (28)*
10.9.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Registrant and David Hillman. (29)*
10.10	Registrant Amended 1999 Stock Incentive Plan. (22) *
10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19) *
10.12	Registrant 1989 Stock Incentive Plan. (3) *
10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5) *
10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One Radio Networks, Inc. and between Infinity and Westwood One Radio Networks, Inc. relating to New York, New York offices. (11)

EXHIBIT
NUMBER (A)	DESCRIPTION

10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17) *
10.16	Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref. (18) *
10.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Registrant and Andrew Zaref (24) *
10.17	Registrant 2005 Equity Compensation Plan (19) *
10.18	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20) *
10.19	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21) *
10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21) *
10.21	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*
10.22	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20) *
10.23	Employment Agreement, effective as of July 16, 2007, by and between Registrant and Gary Yusko. (29)*
10.24	Master Agreement, dated as of October 2, 2007, by and between Registrant and CBS Radio Inc. (31)
10.25	Employment Agreement, effective as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.26	Consent Agreement, dated as of January 8, 2008, made by and among CBS Radio Inc., Registrant, and Thomas F.X. Beusse. (30)*
10.27	Stand-Alone Stock Option Agreement, dated as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.28	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (32)*
10.29	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (32)
10.30	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (33)
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

10.42	Employment Agreement, dated as of July 7, 2008, between Registrant and Steven Kalin. (6) *
10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*

EXHIBIT
NUMBER (A)	DESCRIPTION

10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*
10.45	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse (38)*
10.46	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Paul Gregrey *+
10.47	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)
10.48	Employment Agreement, dated as of May 12, 2008, between Registrant and Andrew Hersam. *+
10.49	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. *+
10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *+
10.51
Amendment No. 1 to Employment Agreement, dated as of December 22, 2008, by and between the Registrant and Steven Kalin, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *+

21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
Date: March 30, 2009	By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RODERICK M. SHERWOOD III	President and Chief Financial Officer (Principal Executive Officer)	March 30, 2009
Roderick M. Sherwood III

/S/ NORMAN J. PATTIZ	Chairman of the Board of Directors	March 30, 2009
Norman J. Pattiz

/S/ ALBERT CARNESALE	Director	March 30, 2009
Albert Carnesale

/S/ DAVID L. DENNIS	Director	March 30, 2009
David L. Dennis

/S/ GRANT F. LITTLE, III	Director	March 27, 2009
Grant F. Little, III

/S/ H MELVIN MING	Director	March 30, 2009
H. Melvin Ming

/S/ JOSEPH B. SMITH	Director	March 27, 2009
Joseph B. Smith

/S/ IAN WEINGARTEN	Director	March 27, 2009
Ian Weingarten

/S/ SCOTT HONOUR	Director	March 30, 2009
Scott Honour

/S/ MARK STONE	Director	March 30, 2009
Mark Stone

/S/ EMANUEL NUNEZ	Director	March 30, 2009
Emanuel Nunez
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Westwood One, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, Basis of Presentation, Going Concern and Management Plans to the consolidated financial statements, the Company failed to pay its most recent semi-annual interest payment due in respect to its Senior Notes, was not in compliance with its maximum leverage ratio covenant for the quarter ending December 31, 2008 and also failed to repay its Term Loan and Revolving Credit Facility upon maturity on February 27, 2009. Each of these events constitutes a separate default under the Company’s agreements with its lenders. The occurrence of these defaults allow the lenders to exercise their rights and remedies as defined under the respective agreements, including acceleration of the maturity of the related obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2009

WESTOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,437	$6,187
Accounts receivable, net of allowance for doubtful accounts of $3,632 (2008) and $3,602 (2007)	94,273	108,271
Warrants, current portion	—	9,706
Prepaid and other assets	18,758	13,990

Total Current Assets	119,468	138,154

Property and equipment, net	30,417	33,012
Goodwill	33,988	464,114
Intangible assets, net	2,660	3,443
Deferred tax asset	14,220	12,916
Other assets	4,335	18,118

TOTAL ASSETS	$205,088	$669,757

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,807	$17,378
Amounts payable to related parties	22,680	30,859
Deferred revenue	2,397	5,815
Income taxes payable	—	7,246
Accrued expenses and other liabilities	25,565	29,562
Current maturity of long-term debt	249,053	—

Total Current Liabilities	327,502	90,860

Long-term debt	—	345,244
Other liabilities	6,993	6,022

TOTAL LIABILITIES	334,495	442,126

Commitments and Contingencies
Redeemable preferred stock: $.01 par value, authorized: 10,000 shares; issued and outstanding: 75 shares of Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	73,738	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value: authorized: 300,000 shares; issued and outstanding: 101,253 (2008) and 87,105 (2007)	1,013	872
Class B stock, $ .01 par value: authorized: 3,000 shares; issued and outstanding: 292 (2008 and 2007)	3	3
Additional paid-in capital	293,120	290,786
Net unrealized gain	267	5,955
Accumulated deficit	(497,548)	(69,985)

TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(203,145)	227,631

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$205,088	$669,757

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

NET REVENUE	$404,416	$451,384	$512,085

Operating Costs (includes related party expenses of $73,049, $66,633 and $75,514 respectively)	360,492	350,440	395,196
Depreciation and Amortization (includes related party warrant amortization of $1,618, $9,706 and $9,706 respectively)	11,052	19,840	20,756
Corporate General and Administrative Expenses (includes related party expenses of $610, $3,394 and $3,273, respectively)	13,442	13,171	14,618
Goodwill Impairment	430,126	—	515,916
Restructuring Charges	14,100	—	—
Special Charges (includes related party expenses of $5,000, $0 and $0, respectively)	13,245	4,626	1,579

	842,457	388,077	948,065

OPERATING (LOSS) INCOME	(438,041)	63,307	(435,980)
Interest Expense	16,651	23,626	25,590
Other Income	(12,369)	(411)	(926)

INCOME (LOSS) BEFORE INCOME TAX	(442,323)	40,092	(460,644)
INCOME TAX (BENEFIT) EXPENSE	(14,760)	15,724	8,809

NET (LOSS) INCOME	$(427,563)	$24,368	$(469,453)

NET (LOSS) INCOME attributable to Common Shareholders	$(427,563)	$24,368	$(469,453)

(LOSS) EARNINGS PER SHARE
COMMON STOCK
BASIC	$(4.39)	$0.28	$(5.46)

DILUTED	$(4.39)	$0.28	$(5.46)

CLASS B STOCK
BASIC	$—	$0.02	$0.26

DILUTED	$—	$0.02	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	98,015	86,112	86,013

DILUTED	98,015	86,426	86,013

CLASS B STOCK
BASIC	292	292	292

DILUTED	292	292	292

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)

							Unrealized
						(Accumulated	Gain on			Total
					Additional	Deficit)	Available			Share-	Compre-
	Common Stock		Class B Stock		Paid-in	Retained	for Sale	Treasury Stock		holders’	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Securities	Shares	Amount	Equity	Income (Loss)

Balance as of December 31, 2005	86,674	$867	292	$3	$300,419	$402,740	$—	—	$—	$704,029
Net loss for 2006	—	—	—	—	—	(469,453)	—	—	—	(469,453)	(469,453)
Comprehensive income	—	—	—	—	—	—	4,570	—	—	4,570	4,570
Equity based compensation	—	—	—	—	12,269	—	—	—	—	12,269	—
Issuance common stock under equity based compensation plans	387	4	—	—	388	—	—	—	—	392	—
Excess windfall (shortfall) benefits on stock option exercises	—	—	—	—	(131)	—	—	—	—	(131)	—
Cancellations of vested equity grants	—	—	—	—	(10,351)	—	—	—	—	(10,351)	—
Cancellation of warrants	—	—	—	—	290	—	—	—	—	290	—
Cash dividend paid	—	—	—	—	—	(27,640)	—	—	—	(27,640)	—
Purchase of treasury stock	—	—	—	—	—	—	—	(750)	(11,044)	(11,044)	—
Retirement of treasury stock	(750)	(7)	—	—	(11,037)	—	—	750	11,044	—	—

Balance as of December 31, 2006	86,311	$864	292	$3	$291,847	$(94,353)	$4,570	—	$—	$202,931	$(464,883)

Net income for 2007	—	—	—	—	—	24,368	—	—	—	24,368	24,368
Comprehensive income	—	—	—	—	—	—	1,385	—	—	1,385	1,385
Equity based compensation	—	—	—	—	9,606	—	—	—	—	9,606	—
Issuance common stock under equity based compensation plans	794	8	—	—	(344)	—	—	—	—	(336)	—
Cancellations of vested equity grants	—	—	—	—	(7,099)	—	—	—	—	(7,099)	—
Cancellation of warrants	—	—	—	—	(1,561)	—	—	—	—	(1,561)	—
Cash dividend paid	—	—	—	—	(1,663)	—	—	—	—	(1,663)	—

Balance as of December 31, 2007	87,105	$872	292	$3	$290,786	$(69,985)	$5,955	—	$—	$227,631	$25,753
Net loss for 2008	—	—	—	—	—	(427,563)	—	—	—	(427,563)	(427,563)
Comprehensive income	—	—	—	—	—	—	(5,688)	—	—	(5,688)	(5,688)
Equity based compensation	—	—	—	—	5,443	—	—	—	—	5,443	—
Issuance common stock under equity based compensation plans	110	1	—	—	(1,727)	—	—	—	—	(1,726)	—
Issuance of common stock	14,038	140	—	—	22,471	—	—	—	—	22,611	—
Issuance of warrants	—	—	—	—	440	—	—	—	—	440	—
Cancellations of vested equity grants	—	—	—	—	(4,722)	—	—	—	—	(4,722)	—
Cancellation of warrants	—	—	—	—	(19,571)	—	—	—	—	(19,571)	—

Balance as of December 31, 2008	101,253	$1,013	292	$3	$293,120	$(497,548)	$267	—	$—	$(203,145)	$(433,251)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(427,563)	$24,368	$(469,453)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,052	19,840	20,756
Goodwill Impairment	430,126	—	515,916
Loss on disposal of property and equipment	1,257	—	—
Deferred taxes	(13,907)	(6,480)	(20,546)
Non-cash stock compensation	5,443	9,606	12,269
Gain on sale of marketable securities	(12,420)	—	—
Amortization of deferred financing costs	1,674	481	359

	(4,338)	47,815	59,301

Changes in assets and liabilities:
Decrease in Accounts receivable	13,998	7,234	17,278
(Increase) Decrease in Prepaid and other assets	(2,515)	(990)	6,367
(Decrease) in Deferred revenue	(3,418)	(2,335)	(936)
(Decrease) Increase in Income taxes payable	(7,246)	1,097	(15,724)
Increase (Decrease) in Accounts payable, accrued expenses and other liabilities	13,736	(29,435)	32,813
(Decrease) Increase in Amounts payable to related parties	(8,179)	4,515	5,152

Net Cash Provided By Operating Activities	2,038	27,901	104,251

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(7,313)	(5,849)	(5,880)
Proceeds from sale of marketable securities	12,741	—	—
Collection of loan receivable	—	—	2,000
Acquisition of companies and other	—	—	75

Net Cash Provided (Used) In Investing Activities	5,428	(5,849)	(3,805)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	22,760	—	392
Issuance of series A convertible preferred stock and warrants	74,168	—	—
Debt repayments and payments of capital lease obligations	(104,737)	(25,730)	(60,685)
Termination of swap contracts	2,150	—	—
Dividend payments	—	(1,663)	(27,640)
Repurchase of common stock	—	—	(11,044)
Deferred financing costs	(1,556)	—	(352)
Excess windfall tax benefits from stock option exercises	—	—	12

Net Cash Used in Financing Activities	(7,216)	(27,393)	(99,317)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250	(5,341)	1,129

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,187	11,528	10,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,437	$6,187	$11,528

See accompanying notes to consolidated financial statements

NOTE 1 — Summary of Significant Accounting Policies:
Nature of Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. We are a provider of programming, information services and content to the radio, TV and digital sectors. We are one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, talk, music and special event programs, in addition to local news, sports, weather, video news and other information programming. We deliver our content to over 5,000 radio and television stations in the U.S. The commercial airtime that we sell to our advertisers is acquired from radio and television affiliates in exchange for our programming, content, information, and in certain circumstances, cash compensation.
From 1994 to 2008, Westwood One was managed by CBS Radio, Inc. (“CBS Radio”, previously known as Infinity Broadcasting Corporation (“Infinity”), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between us and CBS Radio (then Infinity) which was scheduled to expire on March 31, 2009 (the “Management Agreement”)). On October 2, 2007, we entered into a new arrangement with CBS Radio that was approved by shareholders on February 12, 2008 and became effective on March 3, 2008. On such date, the Management Agreement terminated. See Note 2 – “Related Party Transactions” for additional information with respect to the new arrangement.
Basis of Presentation, Going Concern and Management Plans
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred significant declines in operating results since 2002. In the fourth quarter of 2008, we failed to pay our most recent semi-annual interest payment due in respect of the existing Senior Notes and were not in compliance with our maximum leverage ratio covenant under the existing Facility and the Senior Notes at December 31, 2008. Both of these events constitute a separate default under the existing Term Loan and Revolving Credit Facility (collectively the “Facility”) and the Senior Notes. In addition, on February 27, 2009, our outstanding Facility matured and became due and payable in its entirety. We did not pay such amount, which also constitutes an event of default under the Facility and the Senior Notes. Our lenders have not sought to exercise remedies that may be available to them under applicable law or their respective existing debt agreements. The parties are currently working on negotiating definitive documentation relating to a refinancing of all of our outstanding indebtedness (approximately $247,000, including unpaid interest see Note 6), however, there can be no assurance that the parties will consummate the refinancing or that the lenders will not seek to exercise remedies that may be available to them prior to any such consummation. If we are unable to consummate the refinancing or the lenders choose to exercise the remedies available to them, we would be forced to seek the protection of the bankruptcy laws. Any of these events would have a material and adverse effect on us and accordingly, currently raises substantial doubt about our ability to continue as a going concern.
As currently contemplated, we expect the refinancing will result in our having the following debt: a new series of secured notes of $117,500 maturing on July 15, 2012; a new $15,000 senior unsecured revolver and a new $20,000 unsecured subordinated term loan. Each of the foregoing will have new debt and financial covenants.
Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries.
Geographic and Segment Information
Statement of Financial Accounting Standards 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of financial and descriptive information about reportable operating segments, revenue by products or services, and revenue and assets by geographic areas. We established a new organizational structure in the fourth quarter of 2008, pursuant to which we manage and report our business in two operating segments: Network and Metro/Traffic. We evaluated performance based on segment operating (loss) income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution.

Revenue Recognition
Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of Deferred Revenue in the accompanying Balance Sheet.
We considered matters such as credit and inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the consolidated statement of operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within Revenue with no corresponding operating expenses.
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
Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $13,152, $15,854 and $22,923 has been recognized for the years ended December 31, 2008, 2007 and 2006, respectively, and barter expenses of $12,740, $16,116 and $19,433 have been recognized for the years ended December 31, 2008, 2007 and 2006, respectively.
Equity-Based Compensation
We account for equity based compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that companies record expense for stock compensation on a fair value based method.
Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

Buildings	40 years
Leasehold Improvements	Shorter of life or lease term
Recording, broadcasting and studio equipment	5 – 10 years
Furniture and equipment and other	3 – 10 years
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets and the valuation of such, barter inventory, fair value of stock options granted, forfeiture rate of equity based compensation grants, income taxes and valuation allowances on such and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents
We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowance for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, as fully described herein, our results in any reporting period could be impacted by relatively few but significant bad debts.
Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.
Financial Instruments
We use derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. In 2007, we had designated the interest rate swaps as a fair value hedge. Accordingly pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the fair value of the swaps were included in other current assets (liabilities) on the consolidated balance sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2007. In December 2008 we terminated the remaining interest rate swaps, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts is being amortized over the life of the debt.
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
Prior to 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative implemented in the second half of 2008, we installed separate management for the Network and Metro/Traffic divisions providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.

In order to estimate the fair values of assets and liabilities a company may use various methods including discounted cash flows, excess earnings, profit split and income methods. Utilization of any of these methods requires that a company make important assumptions and judgments about future operating results, cash flows, discount rates, and the probability of various scenarios, as well as the proportional contribution of various assets to results and other judgmental allocations. In conjunction with the change to two reporting units, we determined that using the discounted cash flow model in its entirety to be the best evaluation of the fair value of our two reporting units. In prior periods, we evaluated the fair value of our one reporting unit based on a weighted average of seventy-five percent from a discounted cash flow approach and twenty-five percent from the quoted market price of our stock.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter as a result of our annual impairment test). The remaining value of our goodwill is approximately $33,988.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortized the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. We review the recoverability of our finite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. No impairment of intangible assets has been identified in any period presented.
Income Taxes
We use the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.
Effective January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” which resulted in no material adjustment in the liability for unrecognized tax benefits. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the year ended December 31, 2008. We will continue to assess the need for a valuation allowance at each future reporting period.

Earnings per Share
We have outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock (7.50% Series A Convertible Preferred Stock, referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock are convertible to common stock. With respect to dividend rights, the common stock is entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock is also entitled to dividends as discussed in Note 3 The Series A Preferred Stock is therefore considered a participating security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with EITF 03-06. Losses are not allocated to the Series A Preferred Stock in the computation of basic earnings per share as the Series A Preferred Stock is not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
Basic earnings per share (“EPS”) excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides the sum of distributed earnings to common and Class B stockholders and undistributed earnings allocated to Common stockholders and Series A Preferred stockholders on a pro rata basis, after Series A Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of Class B stock and Series A Preferred Stock using the “if-converted” method.

The following is a reconciliation of our shares of common stock and Class B stock outstanding for calculating basic and diluted net (loss) income per share:

	Year Ended December 31,
	2008	2007	2006

Net (Losses) Income	$(427,563)	$24,368	$(469,453)
Less: Accumulated Preferred Stock dividends	(3,081)	—	—
Less: distributed earnings to Common shareholders	—	1,658	27,565
Less: distributed earnings to Class B shareholders	—	5	75

Undistributed earnings	$(430,644)	$22,705	$(497,093)

Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$—	$1,658	$27,565
Undistributed earnings allocated to Common shareholders	(430,644)	22,705	(497,093)

Total Earnings — Common stock, basic	$(430,644)	$24,363	$(469,528)

Diluted
Distributed earnings to Common shareholders	$—	$1,658	$27,565
Distributed earnings to Class B shareholders	—	5	—
Undistributed earnings allocated to Common shareholders	(430,644)	22,705	(497,093)

Total Earnings — Common stock, diluted	$(430,644)	$24,368	$(469,528)

Weighted average Common shares outstanding, basic	98,015	86,112	86,013
Share-based compensation	—	22	—
Warrants	—	—	—
Weighted average Class B shares	292	292	292

Weighted average Common shares outstanding, diluted	98,307	86,426	86,305

(Loss) Earnings per Common share, basic
Distributed earnings, basic	$—	$0.02	$0.32
Undistributed earnings — basic	(4.39)	0.26	(5.78)

Total	$(4.39)	$0.28	$(5.46)

(Loss) Earnings per Common share, diluted
Distributed earnings, diluted	$—	$0.02	$0.32
Undistributed earnings — diluted	(4.39)	0.26	(5.78)

Total	$(4.39)	$0.28	$(5.46)

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B shareholders	$—	$5	$75
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings — Class B Stock, basic	$—	$5	$75

Diluted
Distributed earnings to Class B shareholders	$—	$5	$75
Undistributed earnings allocated to Class B shareholders	—	—	—

Total Earnings — Class B Stock, diluted	$—	$5	$75

	Year Ended December 31,
	2008	2007	2006

Weighted average Class B shares outstanding, basic	292	292	292
Share-based compensation	—	—	—
Warrants	—	—	—

Weighted average Class B shares outstanding, diluted	292	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$—	$0.02	$0.26
Undistributed earnings — basic	—	—	—

Total	$—	$0.02	$0.26

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$0.02	$0.26
Undistributed earnings — diluted	—	—	—

Total	$—	$0.02	$0.26

Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants were excluded from the calculation of diluted earnings per share because the combined exercise price, unamortized fair value, and excess tax benefits were greater than the average market price of our common stock for the years presented:

	2008	2007	2006
Options	7,000	6,426	6,993
Restricted Stock	364	971	326
Restricted Stock Units	1,216	203	226
Warrants	10,000	3,000	3,500
The per share exercise prices of the options excluded were $0.05-$38.34 in 2008, $1.87-$38.34 in 2007 and $9.13-$38.34 in 2006. The per share exercise prices of the warrants excluded were $5-$7 in 2008, and $43.11-$67.98 in 2007 and 2006.
Recent Accounting Pronouncements
In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”) “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the applications of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective immediately for all periods presented in accordance with SFAS No. 157 (defined below). The adoption of FSP 157-3 did not have any significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.
In February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), also issued in February 2008, deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of this standard is not anticipated to have a material impact on our consolidated financial position and results of operation.
In September 2006, the FASB issued “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets where the effective date will be January 1, 2009. Our adoption of SFAS No. 157 did not have a material effect on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will include the relevant disclosures in our financial statements beginning with the first quarter of 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.
Reclassifications and Revisions
In 2008, we recorded various adjustments related to prior periods including a reduction of stock-based compensation expense of $1,225, an increase to salary expense to record unused vacation time of $1,107, a write-off of fixed assets of $705 and an unrealized gain of $665.
Certain amounts reported in 2006 have been reclassified to conform to the current year presentation. Revenue from certain contracts were previously recorded net of expenses paid to third party partners. In 2007, we had determined that we should be recording the related revenue and expense gross in our statement of operations. Accordingly, revenue and operating costs for 2006 were increased by $18,089. In addition, a portion of a health care cost credit previously reflected entirely within corporate general and administrative expenses has been reclassified to operating costs. As a result, operating costs for 2006 decreased and corporate general and administrative expenses increased by $1,413.
We conducted an analysis of the impact of such errors and adjustments on various line items of our financial statements and concluded that such errors and adjustments are not material to our Consolidated Financial Statements at December 31, 2008, and did not have any impact on any key trend or indicator of us, including our debt covenants. Accordingly, we determined the adjustments described above are not material to our Consolidated Financial Statements for 2008 or for any prior period’s Consolidated Financial Statements. As a result, we have not restated any prior period amounts.
NOTE 2 — Related Party Transactions:
CBS Radio
On March 3, 2008, we closed on the Master Agreement entered into on October 2, 2007 with CBS Radio, which documents a long-term agreement through March 31, 2017. As part of the new agreement, CBS Radio agreed to broadcast certain of our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. The previous Management Agreement and Representation Agreement were cancelled on March 3, 2008 and $16,300 of compensation previously paid to CBS Radio under those agreements were added to the maximum potential compensation CBS Radio could earn pursuant to its station affiliation with us. In addition, all warrants previously granted to CBS Radio were cancelled on March 3, 2008.

CBS Radio owns 16,000 shares of our common stock and prior to March 3, 2008 provided ongoing management services to us under the terms of the Management Agreement. As payment for services received under the previous Management Agreement, we compensated CBS Radio via an annual base fee and provided CBS Radio the opportunity to earn an incentive bonus if we exceeded pre-determined targeted cash flows. For the years ended December 31, 2008, 2007 and 2006, we paid CBS Radio a base fee of $610, $3,394 and $3,273, respectively. No incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods.
Additionally, we granted to CBS Radio seven fully vested and non-forfeitable warrants to purchase 4,500 shares of our common stock in the aggregate (comprised of two warrants to purchase 1,000 shares of common stock per warrant and five warrants to purchase 500 shares of common stock per warrant). Of the seven warrants issued, two 1,000 share warrants had an exercise price of $43.11 and $48.36, respectively, and become exercisable: (A) if the average price of our common stock reaches a price of $64.67 and $77.38, respectively, for at least 20 out of 30 consecutive trading days for any period throughout the ten year term of the warrants or (B) upon the termination of the Management Agreement by us in certain circumstances as described in the terms of such warrants.
The exercise prices for the five remaining warrants were equal to $38.87, $44.70, $51.40, $59.11 and $67.98, respectively. These warrants each had a term of 10 years (only if they become exercisable) and were exercisable on January 2, 2005, 2006, 2007, 2008, and 2009, respectively, subject to a trading price condition. The trading price condition specified that the average price of our common stock for each of the 15 trading days prior to January 2 of the applicable year (commencing on January 2, 2005 with respect to the first 500 warrant tranche and each January 2 thereafter for each of the remaining four warrants) must be equal to at least both the exercise price of the warrant and 120% of the corresponding prior year 15 day trading average. Our stock price did not equal or exceed the predetermined levels with respect to the 2005, 2006, 2007 and 2008 warrants, and therefore, the warrants never became exercisable. In connection with the cancellation of these warrants, on March 3, 2008 we reduced the related deferred tax asset, resulting in a reduction of additional paid in capital of $9,056.
In connection with the issuance of warrants to CBS Radio in May 2002, we originally reflected the fair value of the warrant issuance of $48,530 as a component of Other Assets with a corresponding increase to Additional Paid in Capital in the accompanying Consolidated Balance Sheet. Upon commencement of the term of the service period to which the warrants relate (April 1, 2004), we commenced amortizing the cost of the warrants ratably over the five-year service period. At December 31, 2007, the unamortized value of the May 2002 warrants was $12,132, of which $9,706 was included as a component of Prepaid and Other Assets and $2,426 was included as a component of Other Assets in the accompanying Consolidated Balance Sheet. Related Amortization Expense was $1,618 in 2008 and $9,706 in 2007 and 2006.
In addition to the Management Agreement described above, we also entered into other transactions with CBS Radio and affiliates of CBS Radio, including Viacom, in the normal course of business. Such arrangements include a Representation Agreement (including a related news programming agreement, a license agreement and a technical services agreement with an affiliate of CBS Radio — collectively referred to as the “Representation Agreement”) to operate the CBS Radio Networks, affiliation agreements with many of CBS Radio’s owned and operated radio stations and the purchase of programming rights from CBS Radio and affiliates of CBS Radio. The Management Agreement provided that all transactions between us and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which were ratified by our shareholders, must be on a basis that is at least as favorable to us as if the transactions were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between us and CBS Radio or any of its affiliates must be approved by our Board of Directors.

We incurred the following expenses as a result of transactions with CBS Radio or its affiliates in the following years:

	2008	2007	2006

Representation Agreement	$15,440	$27,319	$27,142
Programming and Affiliations	57,609	39,314	48,372
Management Agreement (excluding warrant amortization)	610	3,394	3,273
Warrant Amortization	1,618	9,706	9,706
Payment upon closing of Master Agreement	5,000	—	—

	$80,277	$79,733	$88,493

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of Operating Costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement (through March 3, 2008) were included as a component of Corporate, General and Administrative Expenses and Depreciation and Amortization, respectively, in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P., which is described in Note 5 — “Acquisitions and Investments.”
NOTE 3 — Property and Equipment:

	December 31,
	2008	2007

Property and equipment is recorded at cost and is summarized as follows:
Land, buildings and improvements	$11,999	$12,188
Recording, broadcasting and studio equipment	75,907	71,090
Furniture, equipment and other	18,445	19,274

	$106,351	$102,552
Less: Accumulated depreciation and amortization	75,934	69,540

Property and equipment, net	$30,417	$33,012

Depreciation expense was $8,652, $9,134 and $9,693 for the year ended December 31, 2008, 2007 and 2006, respectively. In 2001, we entered into a capital lease for satellite transponders totaling $6,723. Accumulated amortization related to the capital lease was $4,949 and $4,258 as of December 31, 2008 and 2007, respectively.
NOTE 4 — Goodwill and Intangible Assets:
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value.

Prior to the fourth quarter 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our Metro/Traffic re-engineering initiative implemented in the fourth quarter of 2008, we installed separate management for the Network and Metro/Traffic divisions providing discreet financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
In the fourth quarter 2008, in conjunction with the change to two reporting units, we determined that solely using the income approach was the best evaluation of the fair value of our two reporting units. In prior periods, we evaluated the fair value of our reporting unit based on a weighted average of the income approach (75% weight) and the quoted market price of our stock (25% weight).
In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter). The remaining value of our goodwill is $33,988.
In using the income approach to test goodwill for impairment as of December 31, 2008, we made the following assumptions: (a) the discount rate was 14%; (b) market growth rates were based upon management’s estimates of future performance and (c) terminal growth rates were in the 2% to 3% range. The discount rate reflects the volatility of our operating performance and our common stock. The market growth rates and operating performance estimates reflect the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets in which our affiliates operate.
Earlier in 2008, as a result of a continued decline in our operating performance and stock price, caused in part by reduced valuation multiples in the radio industry, we determined a triggering event had occurred and as a result performed an interim test to determine if our goodwill was impaired at June 30, 2008. The interim test resulted in an impairment of goodwill and accordingly, we recorded a non-cash charge of $206,053. The majority of the goodwill impairment charge is not deductible for income tax purposes.
In connection with the income approach portion of the goodwill impairment test as of June 30, 2008, we used the following assumptions: (a) the discount rate was 12%; (b) market growth rates that were based upon management’s estimates of future performance of our operations and (c) terminal growth rates were in the 2% to 3% range. The discount rate reflects the volatility of our operating performance and our common stock. The market growth rates and operating performance estimates used reflected the general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets in which our affiliates operate as of June 30, 2008.
Determining the fair value of our reporting units requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, discount rates) that we use to calculate the fair value of our reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units to recent or proposed transactions.
As noted above, we are required under SFAS 142 to test our goodwill on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in 2009.
In connection with our annual goodwill impairment testing for 2007, we determined goodwill was not impaired at December 31, 2007.
For the year ended December 31, 2006, we determined there was an impairment of goodwill and recorded a non-cash charge of $515,916.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance as of January 1,	$464,114	$464,114
Impairment (Metro/Traffic)	(303,703)	—
Impairment (Network)	(126,423)	—

Balance as of December 31,	$33,988	$464,114

At December 31, 2008 and 2007, the gross value of our amortizable intangible assets was approximately $28,380, with accumulated amortization of approximately $25,720 and $24,937, respectively. Amortization expense was $783, $783 and $783 for the years ended December 31, 2008, 2007 and 2006, respectively. We estimated aggregate amortization expense for intangibles for fiscal year 2009, 2010, 2011, 2012 and 2013 will be $783, $734, $634, $134 and $134, respectively.
NOTE 5 — Acquisitions and Investments:
On December 22, 2008, we entered into a License and Services Agreement with TrafficLand which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, we entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a merger agreement which the parties have negotiated and placed in escrow. Specifically, if we pay the first $3,000 of fees under the License Agreement on or before February 20, 2009, we will have the right to cause the merger agreement to be released from escrow at any time between that payment date and March 31, 2009. Since we have made the minimum Payments required under the License Agreement, we may elect on our own to exercise our option to have the Merger Agreement released from escrow on or prior to April 15, 2009, at which time the Merger Agreement would have been deemed “executed”. The release of the Merger Agreement does not require that we close the merger, which remains subject to additional closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate. Costs of $800 associated with this transition have been expensed as of December 31, 2008.
As TrafficLand qualifies as a variable interest entity, we considered qualitative and quantitative factors to determine if we are the primary beneficiary pursuant to FIN 46(R) of this variable interest entity. In connection with the TrafficLand arrangement, as of December 31, 2008 we do not hold an equity interest or a debt interest in the variable interest entity, and we did not absorb a majority of the expected losses or residual returns. Therefore we do not qualify as the primary beneficiary and, accordingly, we have not consolidated this entity.
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during the quarter ended September 30, 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of Other Income/(Loss) in the Consolidated Statement of Operations.
On October 28, 2005, we became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2008 was de minimis.
On September 29, 2006, we, along with the other limited partners of POP Radio, elected to participate in a recapitalization transaction negotiated by POP Radio with Alta Communications, Inc. (“Alta”), in return for which we received $529 on November 13, 2006 which was recorded within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2006. Pursuant to the terms of the transaction, if and when Alta elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%.

NOTE 6 — Debt:

	2008	2007

Revolving Credit Facility/Term Loan	$41,000	$145,000
4.64% Senior Notes due on November 30, 2009	51,475	50,000
5.26% Senior Notes due on November 30, 2012	154,503	150,000
Deferred derivative gain	2,075
Fair market value of Swap	—	244

	$249,053	$345,244

On October 31, 2006 we amended our existing senior loan agreement with a syndicate of banks led by JP Morgan Chase Bank and Bank of America. The Facility, as amended, is comprised of an unsecured five-year $120,000 term loan and a five-year $150,000 revolving credit facility which was automatically reduced to $125,000 effective September 28, 2007. In connection with the original closing of the Facility on March 3, 2004, we borrowed the full amount of the term loan, the proceeds of which were used to repay the outstanding borrowings under a prior facility. Interest on the Facility is variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at our option. The applicable margin is determined by our Total Debt Ratio, as defined in the underlying agreements. The Facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios.
On December 3, 2002 we issued, through a private placement, $150,000 of ten year Senior Notes due November 30, 2012 (interest at a fixed rate of 5.26%) and $50,000 of seven year Senior Notes due November 30, 2009 (interest at a fixed rate of 4.64%, collectively referred to as “Senior Notes” or “Notes”). Interest on the Notes is payable semi-annually in May and November. The Notes, which were unsecured, contain covenants relating to leverage and interest coverage ratios that are identical to those contained in our Facility. The Notes may be prepaid at the option of us upon proper notice and by paying principal, interest and an early payment penalty.
In addition, we entered into a seven-year interest rate swap agreement covering $25,000 notional value of our outstanding borrowings under the Senior Notes to effectively float the interest rate at three-month LIBOR plus 74 basis points and two ten-year interest rate swap agreements covering $75,000 notional value of our outstanding borrowings under the Senior Notes to effectively float the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps covered $100,000 which represented 50% of the notional amount of Senior Notes. In November 2007, one of the ten-year interest rate swap agreements covering $50,000 notional value was cancelled, resulting in a payment of $576 to the counter-party. In December 2008, we terminated the remaining interest rate swaps, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts is being amortized over the life of the debt.
On December 31, 2007, we had available borrowings under the Facility, subject to the restrictions of our covenants, of approximately $44,000. Additionally, at December 31, 2007, we had borrowed $145,000 under the Facility at a weighted-average interest rate of 6.8% (including the applicable margin of LIBOR plus 1.125%).
Effective February 28, 2008 (with the exception of clause (v) which was effective March 3, 2008), we amended the Facility to: (1) provide security to our lenders (including holders of our Notes); (2) reduce the amount of the revolving facility to $75,000; (3) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%; (4) change the allowable Total Debt Ratio to 4.0 times our Annualized Consolidated Operating Cash Flow through the remaining term of the Facility; (5) eliminate the provision that deemed the termination of the CBS Radio Management Agreement an event of default; and (6) include covenants prohibiting the payment of dividends and restricted payments. As noted above, as a result of providing the banks in the Facility with a security interest in our assets, the note holders were also provided with security pursuant to the terms of the Note Purchase Agreement.

As discussed in Note 1, in the fourth quarter of 2008, we failed to pay our most recent semi-annual interest payment due in respect of the existing Senior Notes and were not in compliance with our maximum leverage ratio covenant at December 31, 2008. Both of these events constitute a separate default under the Facility and the Senior Notes. In addition, on February 27, 2009, our outstanding Facility matured and became due and payable in its entirety. We did not pay such amount, which also constitutes an event of default under the Facility and the Senior Notes. Our lenders have not sought to exercise remedies that may be available to them under applicable law or their respective existing debt agreements. The parties are currently working towards a refinancing of all of our outstanding indebtedness (approximately $247,000), however, there can be no assurance that the parties will consummate the refinancing or that our lenders will not seek to exercise remedies that may be available to them prior to any such consummation. Accordingly, the debt is classified as current in the accompanying financial statements. The total debt obligation included in the balance sheet as of December 31, 2008 includes unpaid interest due in respect to the existing Senior Notes of $5,900.
On March 3, 2009, we reached a non-binding agreement in principle with our existing lenders to refinance all of our outstanding indebtedness (see Note 20 — Subsequent Events). The closing of these transactions remain subject to the negotiation of definitive documentation by us, our existing lenders, a new institutional lender and Gores, and customary closing conditions (antitrust regulatory approval was received on March 20, 2009). No assurance can be given that any of these parties will execute definitive documentation or that any of the contemplated transactions will occur at all. Failure to reach an agreement would have a material and adverse effect on us and, accordingly, raises substantial doubt about our ability to continue as a going concern.
The aggregate maturities of debt for the next four years and thereafter, pursuant to our debt agreements including unpaid interest as in effect at December 31, 2008, are as follows (excludes market value adjustments):

Year
2009	$246,978
2010	—
2011	—
2012	—

$246,978

NOTE 7 — Financial Instruments:
Interest Rate Risk Management
In order to achieve a desired proportion of variable and fixed rate debt, we entered into a seven-year interest rate swap agreement covering $25,000 notional value of our outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points and two ten year interest rate swap agreements covering $75,000 notional value of our outstanding borrowing to effectively float majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps initially covered $100,000, which represented 50% of the notional amount of Senior Notes. These swap transactions allow us to benefit from short-term declines in interest rates while having the long-term stability of the other 50% of Senior Notes of fairly low fixed rates. In November 2007, we cancelled one of the ten-year swap agreements covering $50,000 notional value, by paying the counter-party $576. The instruments meet all of the criteria of a fair-value hedge and are classified in the same category as the item being hedged in the accompanying balance sheet. We have the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value. In December 2008, we terminated the remaining interest rate swaps, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts is being amortized over the life of the debt.
At December 31, 2007, prior to the unwinding of the swaps as described above, we had the following interest rate swaps:

	Interest Rate
Maturity Dates	Notional Principal Amount	Paid (1)	Received	Variable Rate Index
November 2009	$25,000	5.08	3.91	3 Month LIBOR
November 2012	$25,000	5.08	4.41	3 Month LIBOR

(1)	The interest rate paid at December 31, 2006 was 5.37%.

The estimated fair value of our interest rate swaps at December 31, 2007 was $244. This balance was included in other assets in the accompanying Consolidated Balance Sheet.
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At December 31, 2008 and 2007, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. In 2008, the estimated fair values of the borrowings were valued based on the current agreement in principle related to the refinancing as discussed in more detail in Note 20 — Subsequent Events. In 2007, the estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or market quotes or rates for the same or similar instruments, and the related carrying amounts are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Borrowings (Short and Long Term)	249,053	158,100	345,000	345,732

Risk management contracts:
Interest rate swaps	—	—	244	244

Series A Preferred Stock	75,000	50,000	—	—
Credit Concentrations
We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate nonperformance by the counterparties.
Our receivables do not represent a significant concentration of credit risk at December 31, 2008, due to the broad variety of customers and markets in which we operate.
NOTE 8 — Fair Value Measurements:
SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect a company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:
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
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis as of December 31, 2008. These amounts are included in the Other Assets in the accompanying Balance Sheet.

	Level 1	Level 2	Level 3
Assets:
Investments	$433	$—	$—

Total Assets	$433	$—	$—

NOTE 9 — Shareholders’ Equity and Series A Preferred Stock:
Our authorized capital stock consists of common stock, Class B stock and Series A Preferred Stock. Our common stock is entitled to one vote per share while Class B stock is entitled to 50 votes per share. Class B stock is convertible to common stock on a share-for-share basis.
In 2005, our Board of Directors authorized us to repurchase shares of common stock to enhance shareholder value. We did not purchase any shares in 2008 or 2007.
In May 2007, the Board of Directors elected to discontinue the payment of a dividend. On March 6, 2007, our Board of Directors declared cash dividends of $0.02 for each issued and outstanding share of common stock and $0.016 for each issued and outstanding share of Class B stock. Dividends were not declared in 2008.
On March 3, 2008 and March 24, 2008, we announced the closing of the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of our common stock to Gores Radio Holdings, LLC (together with certain related entities, “Gores”), an entity managed by The Gores Group, LLC at a price of $1.75 per share for an aggregate purchase amount of $25,000.
On June 19, 2008, we completed a $75,000 private placement of the Series A Preferred Stock with an initial conversion price of $3.00 per share and four-year warrants to purchase an aggregate of 10,000 shares of our common stock in three approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share, respectively, to Gores Radio Holdings, LLC.
The holders of Series A Preferred Stock are entitled to receive dividends at a rate of 7.5% per annum, compounded quarterly, which are accrued daily and added to the liquidation preference (initially equal to $1,000 per share, plus accrued dividends). We may redeem the Series A Preferred Stock in whole or in part four years and six months after the original date of issuance. Thereafter, if the Series A Preferred Stock remains outstanding on the fifth anniversary of the original date of issuance, the dividend rate will increase to 15.0% per annum. If the Series A Preferred Stock remains outstanding on the 66th month anniversary of the original issue date, the liquidation preference increases by 50%. In addition to the dividends specified above, if dividends are declared or paid by us on the common stock, then such dividends shall be declared and paid on the Series A Preferred Stock on a pro rata basis. As such the Series A Preferred Stock is considered a participating security as defined in SFAS No. 128 — Earnings Per Share.
The Series A Preferred Stock is convertible at the option of the holders, at any time and from time to time, into a number of shares of common stock equal to the Liquidation Preference divided by the conversion price (initially, $3.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events). After December 20, 2010, we may cause the conversion of the Series A Preferred Stock if the per share closing price of common stock equals or exceeds $4.00 for 60 trading days in any 90 trading day period or if we sell $50,000 or more of our common stock to a third party at a price per share equal to or greater than $4.00.

The Series A Preferred Stock was issued with a deemed liquidation clause that provides that the security becomes redeemable at the election of the holders of a majority of the then outstanding shares of Series A Preferred Stock in the event of a consolidation or merger by us, as defined, or the sale of all or substantially all of the assets of the Company. In accordance with Emerging Issues Task Force (EITF) D-98, the Series A Preferred Stock is required to be classified as mezzanine equity because a change of our control could occur without our approval and thus redemption of the Series A Preferred Stock is not solely under our control. In addition, as it is not probable the Series A Preferred Stock will become redeemable; we have not adjusted the initial carrying amount of the Series A Preferred Stock to its redemption amount or accreted the 7.5% cumulative dividend at the balance sheet date. Through December 31, 2008, the Series A Preferred Stock accumulated dividends were $3,081 and as a result, the Liquidation Preference as defined was $78,081 at December 31, 2008.
The warrants had a fair value of $440 on the date of issuance. The proceeds from the sale were allocated to the Series A Preferred Stock and warrants based upon their relative fair values at the date of issuance. Accordingly, the fair value of the warrants is included in Additional Paid-in Capital.
On March 16, 2009, we were delisted from the NYSE and at this time, we do not have any immediate plans to list on an alternate exchange such as Nasdaq or Amex, which means our common stock will continue to be lightly traded.
NOTE 10 — Equity-Based Compensation:
Equity Compensation Plans
We established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which allow us to grant options to directors, officers and key employees to purchase our common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600 shares were reserved for grant through March 1999. The 1989 Plan expired, but certain grants made under the 1989 Plan remain outstanding at December 31, 2008. On September 22, 1999, the shareholders ratified the 1999 Plan, which authorized us to grant up to 8,000 shares of common stock. Options granted under the 1999 Plan generally become exercisable after one year in 33% to 20% increments per year and expire within ten years from the date of grant.
On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10 stock options to outside directors. Also, on May 19, 2005, our shareholders approved the 2005 Equity Compensation Plan (the “2005 Plan”). Among other things, the 2005 Plan allows us to grant restricted stock and restricted stock units (“RSUs”). When it was adopted, a maximum of 9,200 shares of common stock was authorized for the issuance of awards under the 2005 Plan.
Beginning on May 19, 2005, outside directors automatically receive a grant of RSUs equal to $100 in value on the date of each Company annual meeting of shareholders. Newly appointed outside directors receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to our Board. These awards are governed by the 2005 Plan.
Options and restricted stock granted under the 2005 Plan vest in 25%, 33% or 50% increments per year, commencing on the anniversary date of each grant, and options expire within ten years from the date of grant. RSUs awarded to directors generally vest over a three-year period in equal 33% increments per year. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in newly issued shares of our common stock. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if we pay a cash dividend on our common stock. Such dividend equivalents are payable, in newly issued shares of common stock, only upon the vesting of the related restricted shares.
Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be currently issued and outstanding (even when unvested). Restricted stock and RSUs have dividend equivalent rights equal to the cash dividend paid on common stock. RSUs do not have the voting rights of common stock, and the shares underlying the RSUs are not considered to be issued and outstanding until they vest.

Stock Options
The following table summarizes stock option activity for 2008:

	2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of year	3,888	$21.86
Granted	6,588	$1.36
Exercised	—	—
Cancelled, forfeited or expired	(3,476)	$11.76

Outstanding, end of year	7,000	$7.52

At December 31, 2008, there were 1,743 vested and exercisable options with a weighted average exercise price of $24.28, aggregate intrinsic value of $0, and weighted average remaining contractual term of 3.60 years. Additionally, at December 31, 2008, 4,655 options were expected to vest with a weighted average exercise price of $2.05, and weighted average remaining term of 8.64 years. The aggregate intrinsic value of these options was $0. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $0, $0, and $74, respectively. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changed based on the fair market value of our common stock.
As of December 31, 2008, there was $3,573 of unearned compensation cost related to stock options granted under all three of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.48 years. Total compensation expense related to stock options was $2,662, $6,835 and $10,170 in 2008, 2007 and 2006 respectively. Of that expense, $2,502, $3,933 and $5,651, respectively, was included in operating costs in the Statement of Operations and $160, $2,902, and $4,519, respectively, was included in corporate, general and administrative expense in the Statement of Operations.
In the second quarter of 2008, we determined we had incorrectly continued to expense stock-based equity compensation for certain directors and officers who had resigned. We determined that this error was not significant to any prior period results and accordingly reduced non-cash, stock-based compensation by $1,496.
The aggregate estimated fair value of options vesting was $2,360 during the year ended December 31, 2008. The weighted average fair value of the options granted was $0.52, $2.39 and $5.37 during the years ended December 31, 2008, 2007 and 2006, respectively. The estimated fair value of options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-Free Interest Rate	2.64%	4.52%	4.53%
Expected Term	4.8	5.7	6.2
Expected Volatility	55.99%	40.12%	45.05%
Expected Dividend Yield	0.00%	0.79%	2.80%
The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. Beginning with options granted after January 1, 2006, the expected term assumption has been calculated based on historical data. Prior to January 1, 2006, we set the expected term equal to the applicable vesting period. The expected volatility assumption used by us is based on the historical volatility of our stock. The dividend yield represents the expected dividends on our common stock for the expected term of the option.

Additional information related to options outstanding at December 31, 2008, segregated by grant price range, is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life (In Years)
Options Outstanding at Exercise Price of:
$0.00 – $1.87	3,878	$0.96	8.75
$1.87 – $6.16	1,166	2.14	9.16
$6.37 – $9.88	28	6.63	7.90
$10.09 – $19.93	495	15.35	4.43
$20.25 – $26.96	733	21.28	3.93
$30.19 – $38.34	700	32.72	3.43

	7,000	$7.50	7.47
Restricted Stock
We have awarded shares of restricted stock to certain key employees. The awards vest over periods ranging from 2 to 4 years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period.
The following table summarized the restricted stock activity for 2008:

	2008
		Weighted Avg
		Grant Date
		Fair Value
	Shares	Per Share

Unvested, beginning of year	950	$7.56
Granted	41	$0.63
Coverted to Common Stock	(363)	$6.65
Forfeited	(264)	$7.67

Unvested, end of year	364	$7.55

As of December 31, 2008, there was $2,173 of unearned compensation cost related to restricted stock grants. The unearned compensation is expected to be recognized over a weighted-average period of 1.11 years. Total compensation expense recognized in 2008, 2007 and 2006 related to restricted stock is $2,162 ($1,772 included in operating costs and $390 in corporate, general and administrative expense), $1,921 ($1,453 included in operating costs and $468 in corporate, general and administrative expense) and $795 ($694 included in operating costs and $101 in corporate, general and administrative expense), respectively.
RSUs
We have awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter.

The following table summarizes RSU activity for 2008:

	2008
		Weighted Avg
		Grant Date
		Fair Value
	Shares	Per Share

Outstanding, beginning of year	230	$9.15
Granted	1,093	$0.69
Dividend equivalents	—
Coverted to Common Stock	(107)	$8.52
Forfeited	—

Outstanding, end of year	1,216	$1.60

Vested, end of year	31

Unvested, end of year	1,185

As of December 31, 2008, there was $1,010 of unearned compensation cost. The cost is expected to be recognized over a weighted-average period of 1.67 years. Total compensation expense recognized related to RSUs in 2008, 2007 and 2006 was $618, $850 and $1,304, respectively. These costs are included in corporate, general and administrative expense in the accompanying Statement of Operations.
NOTE 11 — Other Income/(Loss):
During the year ended December 31, 2008, we sold marketable securities for total proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other income/(loss) in the Consolidated Statement of Operations.
NOTE 12 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net income (loss) represents net income or loss adjusted for net unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Year Ended December 31,
	2008	2007	2006

Net (Loss) Income	$(427,563)	$24,368	$(469,453)

Unrealized gain on marketable securities net effect of income taxes	6,732	1,385	4,570

Adjustment for gains included in net income	(12,420)	—

Comprehensive (Loss) Income	$(433,251)	$25,753	$(464,883)

NOTE 13 — Income Taxes:
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006

Current
Federal	$(1,220)	$18,466	$26,304
State	367	3,738	3,588

	$(853)	$22,204	$29,892

Deferred
Federal	(11,790)	(5,542)	(18,537)
State	(2,117)	(938)	(2,546)

	(13,907)	(6,480)	(21,083)

Income (Benefit) Tax Expense	$(14,760)	$15,724	$8,809

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities follow:

	2008	2007

Deferred tax liabilities:
Property and equipment	$5,076	$2,404
Investment	166	3,709
Other	295	488

Total deferred tax liabilities	$5,537	$6,601

Deferred tax assets:
Goodwill, intangibles and other	6,487	6,673
Allowance for doubtful accounts	1,379	1,321
Deferred Compensation	1,444	1,443
Equity Based Compensation	8,460	11,401
Accrued expenses and other	4,016	—

Total deferred tax assets	$21,786	$20,838

Net deferred tax assets	$16,249	$14,237

Net deferred tax asset — current	$2,029	$1,321

Net deferred tax asset — long term	$14,220	$12,916

We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the year ended December 31, 2008. We will continue to assess the need for a valuation allowance at each future reporting period.
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	0.3	3.3	(0.2)
Non-deductible portion of goodwill Impairment	(31.8)	—	(36.6)
Other	(0.2)	0.9	(0.1)

Effective tax rate	3.3%	32.2%	(1.9%)

The 2008 effective income tax rate was impacted by the 2008 goodwill impairment charge being substantially non-deductible for tax purposes. The 2007 effective income tax rate benefited from a change in New York State tax law on our deferred tax balance (approximately $100). The 2006 income tax provision was impacted by the 2006 goodwill impairment and related deferred tax attributes.
In 2008, 2007 and 2006, $0, $0 and $12, respectively, of windfall tax benefits attributable to employee stock exercises were allocated to shareholders’ equity.
We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007 that resulted in no material adjustment in the liability for unrecognized tax benefits. At December 31, 2008, we had $6,402 of unrecognized tax benefits. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2007, we had $2,105 of accrued interest and penalties. The accrued interest and penalties increased to $2,510 at December 31, 2008. For the year-ended December 31, 2008, we recognized in our consolidated statement of earnings $405 of interest and penalties.

Unrecognized Tax Benefit
Balance at January 1, 2007	$7,513
Additions for current year tax positions	119
Settlements	(456)
Reductions related to expiration of statute of limitations	(706)

Balance at December 31, 2007	$6,470

Additions for tax positions	533
Settlements	(444)
Reductions related to expiration of statue of limitations	(157)

Balance at December 31, 2008	$6,402

We believe it is reasonably possible that within the next twelve months, the entire unrecognized tax benefits balance will reverse.
Substantially all of our unrecognized tax benefits, if recognized, would affect the effective tax rate.
We are no longer subject to U.S. federal income examinations for years before 2005.
With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years before 2002.
During 2008 we reported a federal net operating loss of approximately $2,700, for which we intend to prepare a Federal carryback claim. Accordingly, we have recorded an income tax receivable of $900. The states in which we operate generally do not permit the carryback of net operating losses. As a result, we must carry any related 2008 state net operating losses forward to be applied against future taxable income. We have recorded a deferred tax benefit of approximately $100 to reflect the expected utilization of these states and local net operating losses in future periods.

NOTE 14 — Commitments and Contingencies:
We have various non-cancelable, long-term operating leases for office space and equipment. In addition, we are committed under various contractual agreements to pay for talent, broadcast rights, research, news and other services. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2008 and thereafter, are set forth below:

	Leases
Year	Capital	Operating	Other	Total

2009	960	9,007	108,442	118,409
2010	960	6,175	91,724	98,859
2011	640	5,645	84,915	91,200
2012	—	5,546	76,089	81,635
2013	—	5,469	71,915	77,384
Thereafter	—	18,998	236,538	255,536

	2,560	50,840	669,623	723,023
Rent expense charged to operations for 2008, 2007 and 2006 was $10,686, $8,523 and $9,295, respectively.
Included in “Other” in the table above is $575,902 of commitments due to CBS Radio and its affiliates pursuant to the agreements described in Note 2 — “Related Party Transactions”.
NOTE 15 — Supplemental Cash Flow and Other Information:
Supplemental information on cash flows, is summarized as follows:

	Year Ended December 31,
	2008	2007	2006

Cash paid for:
Interest	$10,146	$24,239	$24,642
Income Taxes	10,179	21,814	44,676
NOTE 16 — Restructuring Charges:
In the third quarter of 2008, we announced a plan to restructure the traffic operations of the Metro/Traffic operating segment and to take actions to address underperforming programming and to implement other cost reductions. The modifications to the traffic business are part of a series of reengineering initiatives identified by management to improve the operating and financial performance in the near term, while setting the foundation for profitable long-term growth. In connection with the re-engineering of our traffic operations and other cost reductions, which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming, and was implemented to a significant degree in the last half of 2008, we recorded $14,100 in restructuring charges for the twelve months ended December 31, 2008. We anticipate further charges of approximately $9,700 as additional phases of the original traffic re-engineering and other programs are implemented and finalized in the second quarter of 2009. The total restructuring charges for the traffic re-engineering and other cost savings programs are projected to be approximately $23,800. In addition, we have introduced and will complete new cost reduction programs in 2009. As these programs are implemented, we anticipate that we will incur new incremental costs for severance of approximately $6,000 and contract terminations of $3,100. In total, we estimate we will record aggregate restructuring charges of approximately $32,900, consisting of: (1) $15,500 of severance, relocation and other employee related costs; (2) $7,400 of facility consolidation and related costs; and (3) $10,000 of contract termination costs.
Restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit”. We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan.

In determining the charges related to the restructuring, we had to make estimates related to the expenses associated with the restructuring. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations based on management’s most current estimates.
The restructuring charges identified in the Consolidated Statement of Operations are comprised of the following:

	Severance	Facilities Consolidation	Contract
Restructuring Liability	Termination Cost	Related Costs	Termination	Total

Charges	6,765	831	6,504	14,100
Payments	(3,487)	(41)	(1,108)	(4,636)
Non-Cash utilization	(80)		(1,600)	(1,680)

Balance at December 31, 2008	3,198	790	3,796	7,784

NOTE 17 — Special Charges:
During 2008, we incurred costs relating to the negotiation of a new long-term arrangement with CBS Radio, legal and professional expenses attributable to negotiations relating to refinancing our debt, and consultancy expenses associated with developing a cost savings and re-engineering initiative designed to improve our traffic information and reporting operations. We incurred costs aggregating $4,626 and $1,579 in 2007 and 2006, respectively, related to the negotiation of a new long-term arrangement with CBS Radio and for severance obligations related to executive officer changes.
The special charges identified on the Consolidated Statement of Operations are comprised of the following:

	Year Ended December 31,
	2008	2007	2006

Professional and other fees related to the new CBS agreements,	$6,624	$3,626	$1,579
Gores Investment and debt refinancing	5,000	—	—

Closing Payment to CBS related to the new CBS agreements	—	1,000	—

Severance obligations related to executive officer changes	1,621	—	—

Re-engineering expenses	$13,245	$4,626	$1,579

NOTE 18 — Segment Information:
We established a new organizational structure in the fourth quarter of 2008, pursuant to which, we manage and report our business in two operating segments: Network and Metro/Traffic. We evaluated segment performance based on segment revenue and segment operating (loss)/income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs and total assets are captured discretely within each segment.
Previously reported results of operations are presented to reflect these changes. Revenue, segment operating (loss)/income, depreciation, unusual items, capital expenditures and identifiable assets at December 31, 2008, 2007 and 2006, are summarized below according to these segments. This change did not impact the total consolidated results of operations. We continue to report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.
Our Network Division produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.
Our Metro/Traffic Division provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites.

	Year Ended December 31,
Net Revenue	2008	2007	2006
Network	$209,532	$218,939	$246,317
Metro/Traffic	194,884	232,445	265,768

Total Net Revenue	$404,416	$451,384	$512,085

	Year Ended December 31,
Segment Operating (Loss) Income	2008	2007	2006
Network	$14,562	$30,943	$38,192
Metro/Traffic	24,577	64,033	73,173

Total Segment Operating Income	$39,139	$94,976	$111,365
Corporate Expenses	(19,709)	(27,043)	(29,850)
Restructuring and Special Charges	(27,345)	(4,626)	(1,579)
Goodwill Impairment	(430,126)	—	(515,916)

Operating (Loss) Income	$(438,041)	$63,307	$(435,980)
Interest Expense	(16,651)	(23,626)	(25,590)
Other Income	12,369	411	926

(Loss) Income Before Income Taxes	$(442,323)	$40,092	$(460,644)

	Year Ended December 31,
Depreciation and Amortization	2008	2007	2006
Network	$3,139	$3,152	$3,571
Metro/Traffic	6,120	6,955	7,453
Corporate	1,793	9,732	9,733

Total Depreciation and Amortization	$11,052	$19,839	$20,757

	Year Ended December 31,
Assets	2008	2007	2006
Network	$92,109	$218,276	$217,700
Metro/Traffic	80,079	399,144	417,817
Corporate	32,900	52,337	61,186

Total Assets	$205,088	$669,757	$696,703

	Year Ended December 31,
Capital Expenditures	2008	2007	2006
Network	$5,634	$1,800	$751
Metro/Traffic	1,538	4,042	4,059
Corporate	141	7	1,071

Total Capital Expenditures	$7,313	$5,849	$5,881

NOTE 19 — Quarterly Results of Operations (unaudited):
The following is a tabulation of the unaudited quarterly results of operations. The quarterly results are presented for the years ended December 31, 2008 and 2007.

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year

2008

Net revenue	$106,627	$100,372	$96,299	$101,118	$404,416
Operating (loss)	(3,000)	(195,609)	(7,555)	(231,877)	(438,041)
Net (loss)	(5,338)	(199,744)	(10)	(222,471)	(427,563)
Net (loss) per share:
Basic
Common Stock	(0.06)	(1.98)	(0.01)	(2.22)	(4.39)
Class B Stock	—	—	—	—	—
Diluted
Common Stock	(0.06)	(1.98)	(0.01)	(2.22)	(4.39)
Class B Stock	—	—	—	—	—

2007

Net revenue	$113,959	$111,025	$108,083	$118,317	$451,384
Operating Income	7,262	16,618	19,686	19,741	63,307
Net income	715	6,897	8,452	8,304	24,368
Net income per share:
Basic
Common Stock	0.01	0.08	0.10	0.10	0.28
Class B Stock	0.02	—	—	—	0.02
Diluted
Common Stock	0.01	0.08	0.10	0.10	0.28
Class B Stock	0.02	—	—	—	0.02
In the fourth quarter of 2008 we recorded net adjustments of approximately $2,391 of expense for unused vacation time, a write-off of fixed assets and other miscellaneous items related to other periods. Additionally, in the second quarter of 2008, we recorded a decrease to our operating loss of approximately $1,496 for an adjustment to stock-based compensation.
In the third quarter and second quarter of 2007, we recorded net adjustments of approximately $1,000 that had the effect of increasing net income, and net adjustments of approximately $1,000 that had the effect of reducing net income, respectively. These adjustments were primarily comprised of the reversal of expense accruals offset by predominantly billing/revenue adjustments in the third quarter and overaccruals in the second quarter. In the fourth quarter, we recorded an adjustment of approximately $500 that had the effect of increasing net income related to an error in calculating our health care accrual in the fourth quarter, with no impact on the full year results.
We do not believe these adjustments are material to our Consolidated Financial Statements in any quarter or year of any prior period’s Consolidated Financial Statements. As a result, we have not restated any prior period amounts.

NOTE 20 — Subsequent Events:
On February 27, 2009, the debt outstanding under our Facility matured and became due and payable in its entirety (See Note 6 — Debt). We have not paid such amount, which constitutes an event of default under the credit agreement. In addition, we failed to pay our most recent semi-annual interest payment due in respect of the Senior Notes, which constitutes an event of default under the Note Purchase Agreement for the Senior Notes.
On March 3, 2009, we reached an agreement in principle with our existing lenders to refinance all of our outstanding indebtedness (approximately $241,000 in principal amount plus unpaid interest) in exchange for: (1) $25,000 in cash; (2) a series of new senior secured notes in an expected aggregate principal amount of $117,500; and (3) 25% of our pro forma common stock. The new notes are expected to mature on July 15, 2012.
As part of the refinancing, it is contemplated that Gores will purchase for cash $25,000 of new preferred stock and guarantee or otherwise provide credit support for a $20,000 unsecured subordinated term loan and a $15,000 senior unsecured revolver. The term loan and revolver are expected to be provided by a new institutional lender and to be used to finance working capital and other general corporate purposes. Upon consummation of the refinancing, after converting its existing Series A Preferred Stock and the new preferred stock it purchases as part of the refinancing, Gores will own approximately 72.5% of our pro forma common stock and acquire control of Westwood One. As a result of the contemplated transactions, existing common stockholders would own approximately 2.5% of our pro forma common stock.
The terms described above and the closing of the refinancing transaction remains subject to the negotiation of definitive documentation by us, our existing lenders, the new institutional lender and Gores, and customary closing conditions (antitrust regulatory approval was received on March 20, 2009). No assurance can be given that any of these parties will execute definitive documentation or that any of the contemplated transactions will occur at all. The refinancing and the Gores investment are contemplated to occur concurrently with one another and, subject to the foregoing, are anticipated to occur in the second quarter of 2009.

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to Costs	Write-offs and	End of
	Period	And Expenses	Other Adjustments	Period

2008	$3,602	$439	$(409)	$3,632

2007	$4,387	$139	$(924)	$3,602

2006	$2,797	$2,323	$(733)	$4,387

EXHIBIT INDEX

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)
3.2	Bylaws of Registrant as currently in effect. +
4.1	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
10.1	Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8) *
10.2	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16) *
10.2.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7) *
10.2.2	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (30)*
10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)
10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)
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

10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)
10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8	Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006. (35) *
10.8.1	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey (27)*
10.9	Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (28)*
10.9.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Registrant and David Hillman. (29)*
10.10	Registrant Amended 1999 Stock Incentive Plan. (22) *
10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19) *
10.12	Registrant 1989 Stock Incentive Plan. (3) *
10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5) *
10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One Radio Networks, Inc. and between Infinity and Westwood One Radio Networks, Inc. relating to New York, New York offices. (11)
10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17) *
10.16	Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref. (18) *
10.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Registrant and Andrew Zaref (24) *
10.17	Registrant 2005 Equity Compensation Plan (19) *
10.18	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20) *
10.19	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21) *

EXHIBIT
NUMBER (A)	DESCRIPTION

10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21) *
10.21	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*
10.22	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20) *
10.23	Employment Agreement, effective as of July 16, 2007, by and between Registrant and Gary Yusko. (29)*
10.24	Master Agreement, dated as of October 2, 2007, by and between Registrant and CBS Radio Inc. (31)
10.25	Employment Agreement, effective as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.26	Consent Agreement, dated as of January 8, 2008, made by and among CBS Radio Inc., Registrant, and Thomas F.X. Beusse. (30)*
10.27	Stand-Alone Stock Option Agreement, dated as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.28	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (32)*
10.29	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (32)
10.30	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (33)
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

10.42	Employment Agreement, dated as of July 7, 2008, between Registrant and Steven Kalin. (6) *
10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*
10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*
10.45	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse (38)*
10.46	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Paul Gregrey *+
10.47	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)
10.48	Employment Agreement, dated as of May 12, 2008, between Registrant and Andrew Hersam. *+

EXHIBIT
NUMBER (A)	DESCRIPTION

10.49	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. *+
10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *+
10.51
Amendment No. 1 to Employment Agreement, dated as of December 22, 2008, by and between the Registrant and Steven Kalin, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *+

21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.