Form 10-K/A
period 2008-12-31
WESTWOOD ONE INC /DE/
filed 2009-04-30
CIK 771950

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2008 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.
Except for the information described above and the lists of exhibits (and corresponding exhibit index) contained in Part IV, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, with the exception of the list of exhibits, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Directors
The directors of the Company, as of April 27, 2009 are listed below. The Company’s Board of Directors (referred to in this Part III only as the “Board”) is divided into three classes (Class I, II, and III), each class serving for three-year terms, which terms are staggered and expire as indicated below. Each director’s class, the committees on which he serves, his age as of April 30, 2009 and the year he became a director of the Company is indicated below.

					Committee Assignments
Name		Director		Term	Audit	Compensation
(I = Independent)	Age	Since	Class	Expires	Committee	Committee (1)
Andrew P. Bronstein	50	2009	I	2010	**	*
Jonathan I. Gimbel	29	2009	II	2009
Scott Honour	42	2008	II	2009
H. Melvin Ming (I)	64	2006	III	2011	*	*
Michael Nold	38	2009	I	2010		*
Emanuel Nunez (I)	50	2008	III	2011	*
Norman J. Pattiz	66	1974	I	2010		*
Mark Stone	45	2008	I	2010		*
Ian Weingarten	36	2008	III	2011

*	Member

**	Chair

(I) -	Independent

(1)	As of the date of this filing, a Chair of the Compensation Committee has not been elected.
The principal occupations and professional background of the nine directors are as follows:
Mr. Bronstein - has been a director of the Company since April 23, 2009. Mr. Bronstein is currently a Managing Director of Glendon Partners, the operations affiliate of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Mr. Bronstein is responsible for portfolio company financial oversight and controls and financial due diligence activities for Gores. Before joining Glendon Partners in 2008, Mr. Bronstein was President of APB Consulting LLC, a consulting firm that solved complex financial and accounting issues and led acquisition due diligence for public and private companies. From 1992 to 2006, Mr. Bronstein was Corporate Controller and Principal Accounting Officer (and Vice President commencing in 1994) of SunGard Data Systems Inc., a Fortune 500 software and services company. Before 1992, Mr. Bronstein worked for Coopers & Lybrand, a predecessor of PricewaterhouseCoopers, as a senior manager and director of its high technology practice in Philadelphia, PA. Mr. Bronstein graduated with distinction from Northeastern University with a B.S. in Accounting and a concentration in Finance. He is a CPA.

Mr. Gimbel - has been a director of the Company since April 23, 2009. Mr. Gimbel is currently Vice President, Mergers and Acquisitions, of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Mr. Gimbel is responsible for the negotiation and execution of certain Gores acquisitions, divestitures and financing activities in addition to originating new investment opportunities. Prior to joining Gores in 2003, Mr. Gimbel was an analyst at Credit Suisse First Boston, where he focused primarily on mergers and acquisitions and leveraged finance transactions in the Media and Telecommunications group. Mr. Gimbel graduated with honors from the University of Texas with a Bachelor of Business Administration in Finance and Accounting and holds an M.B.A. from the Harvard Business School.
Mr. Honour — has been a director of the Company since June 19, 2008. Mr. Honour joined Gores in 2002 and is currently Senior Managing Director of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Mr. Honour is responsible for originating and structuring transactions and pursuing strategic initiatives at Gores. From 2001 to 2002, Mr. Honour served as a Managing Director at UBS Warburg, where he was responsible for relationships with technology-focused financial sponsors, including Gores, and created the firm’s Transaction Development Group, which brought transaction ideas to financial sponsors, including Gores. Prior to joining UBS Warburg, Mr. Honour was an investment banker at Donaldson, Lufkin & Jenrette. Mr. Honour earned his B.S. in Business Administration and B.A. in Economics, cum laude, from Pepperdine University, and his M.B.A. from the Wharton School of the University of Pennsylvania with an emphasis in finance and marketing. Mr. Honour is also a director of various Gores portfolio companies.
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
Mr. Nold - has been a director of the Company since April 23, 2009. Mr. Nold is currently a Managing Director of Glendon Partners, the operations affiliate of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Mr. Nold is responsible for oversight of select Gores portfolio companies and operational due diligence efforts. Before joining Glendon Partners in 2008, from 2004 to 2008 Mr. Nold was VP of Strategy & Corporate Development at Hewlett-Packard where he focused on the global Services and Technology Solutions divisions and where he also co-led Hewlett-Packard’s Corporate Strategy group, responsible for prioritizing and driving key transformational initiatives across Hewlett-Packard. Previously, Mr. Nold held leadership positions, in strategy and marketing, at United Technologies and Avanex Corporation from 2001 to 2004. Prior to that, Mr. Nold served as a management consultant with Bain & Company. Mr. Nold earned a B.S.E. in Industrial & Operations Engineering from the University of Michigan and an M.B.A. in Finance and Marketing from The Wharton School.
Mr. Nunez — has been a director of the Company since June 19, 2008. Mr. Nunez is currently an agent in the Motion Picture department of Creative Artists Agency (CAA), a talent and literary agency based in Los Angeles, where he is involved in the representation of actors, directors, production companies and film financiers with respect to transactions ranging from traditional talent employment and production arrangements, to the territorial sales of motion picture distribution rights worldwide, as well as the structuring of many international co-productions. Prior to joining CAA in 1991, Mr. Nunez was at International Creative Management (ICM) and was an attorney for an entertainment law firm in Los Angeles. In 2006, Nunez was named a Commissioner for the Latin Media & Entertainment Commission, an organization that advises the Mayor of New York City on strategic business development of the Latin Media and Entertainment Industry. Mr. Nunez holds a J.D. from the Pepperdine University School of Law and a B.S. from Rutgers University.

Mr. Pattiz — founded the Company in 1976 and has held the position of Chairman of the Board since that time. He was also the Company’s Chief Executive Officer until February 3, 1994. From May 2000 to March 2006, Mr. Pattiz served on the Broadcasting Board of Governors (BBG) of the United States of America, which oversees all U.S. non-military international broadcast services. As chairman of the Middle East Committee, Mr. Pattiz was the driving force behind the creation of Radio Sawa, the BBG’s 24/7 music, news and information radio network, and Alhurra Television, the U.S. sponsored, Arabic-language satellite TV channel to the entire Middle East. Mr. Pattiz has served as a Regent of the University of California since September 2001, and chairs the Regents’ Oversight Committee of the Department of Energy Laboratories, including Los Alamos, Lawrence Livermore and Lawrence Berkeley. He is past president of the Broadcast Education Association, and a member of the Council on Foreign Relations and the Pacific Council on International Policy. He is Director of the Office of Foreign Relations of the Los Angeles Sheriff’s Department, and serves on the Region 1, Homeland Security Advisory Council.
Mr. Stone — has been a director of the Company since June 19, 2008. Mr. Stone is currently President, Gores Operations Group, and Senior Managing Director of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Mr. Stone has responsibility for Gores’ worldwide operations group, oversight of all Gores portfolio companies and operational due diligence efforts. Mr. Stone joined Gores in 2005 from Sentient Jet, a provider of private jet membership, where he served as CEO from 2002 to 2004. Prior to Sentient Jet, from 1998 to 2002, Mr. Stone served as CEO of Narus, a global telecommunication software company and from 1997 to 1998, as CEO of Sentex Systems, an international security and access control manufacturing company. Mr. Stone holds an M.B.A. in Finance and Multinational Management from The Wharton School and a B.S. in Finance with Computer Science and Mathematics concentrations from the University of Maine. Mr. Stone is also a director of various Gores portfolio companies.
Mr. Weingarten — has been a director of the Company since June 19, 2008. Mr. Weingarten is currently a Managing Director of The Gores Group, LLC, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the managing member of Gores Radio Holdings, LLC. Prior to joining The Gores Group in 2002, Mr. Weingarten was a director at UBS Investment Bank. Prior thereto, Mr. Weingarten was an investment professional at Apollo Management, L.P. as well as a private investment firm investing capital for two high net worth families. Mr. Weingarten was previously a member of the mergers & acquisitions group within the investment banking division at Goldman Sachs & Co. Mr. Weingarten graduated summa cum laude from The Wharton School of the University of Pennsylvania, with a B.S. in Economics and a dual concentration in Finance and Entrepreneurial Management. Mr. Weingarten is also a director of various Gores portfolio companies and is a member of the Board of Governors at Cedars-Sinai Medical Center.
Named Executive Officers
The following is a list of the Company’s executive officers. Only the Chief (Principal) Executive Officer, Chief (Principal) Financial Officer, the three most highly compensated of the Company’s executive officers (excluding the CEO and CFO) using the SEC’s methodology for determining “total compensation”, and one individual who would have been among the three most highly compensated individuals had he been employed on December 31, 2008, are considered “named executive officers” (also referred to in this report as “NEOs”). The Compensation Discussion and Analysis that appears below relates only to the NEOs for fiscal year 2008. On September 16, 2008, Gary J. Yusko’s employment with the Company ceased, and on September 20, 2008, Roderick M. Sherwood, III became the Company’s Chief Financial Officer and Principal Accounting Officer, making him a named executive officer for fiscal year 2008. On October 20, 2008, Thomas F.X. Beusse’s employment with the Company ceased, and on such date, Mr. Sherwood became the Company’s President, in addition to CFO and PAO. On July 7, 2008, Steven Kalin became the Company’s Chief Operating Officer and on October 20, 2008, also became the Company’s President, Metro Networks division. Similarly, Andrew Hersam became the Company’s Chief Revenue Officer on May 12, 2008 and Gary Schonfeld was appointed President, Network division in October 2008. Messrs. Hersam, Kalin and Schonfeld were each executive officers in 2008 but not NEOs for fiscal year 2008. Mr. Hersam’s employment was subsequently terminated on March 31, 2009.

Executive Officer	Position
Norman J. Pattiz	Chairman of the Board
Roderick M. Sherwood III	President (as of October 20, 2008) and Chief Financial Officer and Principal Accounting Officer (as of September 17, 2008)
David Hillman	Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel
Jonathan Marshall	Executive Vice President, Business Affairs & Strategic Development

Former Named Executive Officers	Position
Thomas F.X. Beusse	Chief Executive Officer and President (through October 20, 2008)
Peter Kosann	Chief Executive Officer and President (through January 8, 2008)
Gary J. Yusko	Chief Financial Officer and Principal Accounting Officer (through September 16, 2008) (as of July 16, 2007)
Paul Gregrey	Executive Vice President, Sales, Network Division (through September 19, 2008)

The professional background of the named executive officers for fiscal year 2008 who are not also directors of the Company follows:
Roderick M. Sherwood, III (age 55) was appointed Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the Company effective September 17, 2008, and President of the Company effective October 20, 2008. Mr. Sherwood, served as Chief Financial Officer, Operations of The Gores Group, LLC from November 2005 to September 5, 2008, where he was responsible for leading the financial oversight of all Gores portfolio companies. From October 2002 to September 2005, Mr. Sherwood served as Senior Vice President and Chief Financial Officer of Gateway, Inc., where he was primarily responsible for overseeing financial performance and operational improvements and exercising corporate financial control, planning, and analysis. During his tenure at Gateway, he also oversaw Gateway’s acquisition of eMachines. From August 2000 to September 2002, Mr. Sherwood served as Executive Vice President and Chief Financial Officer of Opsware, Inc. (formerly Loudcloud, Inc.), an enterprise software company. Prior to Opsware, Mr. Sherwood also served in a number of operational and financial positions at Hughes Electronics Corporation, including General Manager of Spaceway (broadband services), Executive Vice President of DIRECTV International and Chief Financial Officer of Hughes Telecommunications & Space Company. He also served in a number of positions during 14 years at Chrysler Corporation, including Assistant Treasurer and Director of Corporate Financial Analysis.
David Hillman (age 40) serves as the Company’s Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel. Mr. Hillman joined the Company in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006 and Chief Administrative Officer on July 10, 2007.
Jonathan S. Marshall (age 45) serves as the Company’s EVP/Business Affairs and Strategic Development, a position he has held since April 2008. Mr. Marshall has experience in both deal making and the broadcast traffic business. From 2005 through 2008, Mr. Marshall was a sole practitioner at JS Marshall & Assoc., an entertainment finance law firm based in Los Angeles. Previous to that he served as COO/General Counsel to RKO Pictures, LLC in Los Angeles from 2001 through 2005 and General Counsel to The Shooting Gallery, Inc. from 1997 through 2001. Mr. Marshall was an associate at Loeb and Loeb, LLP from 1995 through 1997 and at Shearman & Sterling from 1988 through 1995. Mr. Marshall obtained his juris doctor from Tulane Law School in 1988 and his undergraduate degree in 1985 from Tulane University. Mr. Marshall has been a member of the California Bar since 1988.
Former Executive Officers:
Thomas F.X. Beusse (age 44) served as the Company’s President and Chief Executive Officer from January 8, 2008 to October 20, 2008. Previously, Mr. Beusse served as the President of Time4 Media, a former division of Time Inc. from January 2006 to March 2007, at which time the division was sold by Time Inc. From March 2001 to October 2005, he held various positions at Rodale, Inc., ranging from Senior Vice President of Rodale Sports Group (March 2001 to November 2001) to President Men’s Health/Sports Content Group (December 2001 to December 2004) and President of Magazine Publishing until October 2005.
Peter Kosann (age 39) served as the Company’s President and Chief Executive Officer from January 1, 2006 to January 8, 2008 and as a director of the Board during such period. Prior to his election as CEO, Mr. Kosann was President, Sales of the Company since May 2003 and Co-Chief Operating Officer since April 2005. Mr. Kosann was the Company’s Executive Vice President — Network Advertising Sales from January 2001 to May 2003; Senior Vice President — Affiliate Sales and New Media from December 1999 to January 2001 and Vice President — Affiliate Sales from May 1999 to December 1999. Mr. Kosann was employed by Bloomberg Financial Markets from November 1992 to May 1999 in several media sales and business development capacities.
Gary J. Yusko (age 54) served as the Company’s Chief Financial Officer and Principal Accounting Officer from July 2007 to September 2008. Prior to re-joining the Company in July 2007, Mr. Yusko was the CFO of Alloy, Inc., a provider of non-traditional media programs researching targeted consumer segments, a position he held since March 2006. Mr. Yusko also held the position of Senior Vice President — Finance for Intralinks, Inc., a virtual workspace provider, from August 2005 though March 2006. Prior to that time, Mr. Yusko served in various executive positions for the Company for nearly 20 years, most recently as the Company’s Executive Vice President of Financial Operations in 2004 and Senior Vice President — Financial Operations from 1987 to the end of 2003. During such period, Mr. Yusko also served as the Company’s Secretary and Assistant Treasurer.
Paul Gregrey (age 49) served as the Company’s Executive Vice President, Sales, Network Division from May 2003 to September 2008. Mr. Gregrey joined the Company in 1999 as a Vice President in the Network, Western Sales division in Los Angeles and from June 2000 to May 2003, served as a Senior Vice President in the Network, Eastern Sales division in New York. Mr. Gregrey’s employment was terminated effective September 19, 2008.
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
Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2008 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.
Code of Ethics
The Company has a written policy entitled “Code of Ethics” that is applicable to all employees, officers and directors of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, which was amended and restated on April 23, 2009. The Company no longer has a Supplemental Code of Ethics for its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on the Company’s website (www.westwoodone.com) and is available in print at no cost to any shareholder upon request by contacting the Company at (212) 641-2000 or sending a letter to 40 West 57th Street, New York, NY 10019, Attn: Secretary.
Changes to Director Nomination Procedures
On April 23, 2009, the Board adopted and approved the Amended and Restated By-Laws (the “Amended and Restated By-Laws”). Section 2.16 of the Amended and Restated By-Laws added advance notice provisions relating to stockholder proposals to nominate directors for election at stockholder meetings. The following summary of is qualified in its entirety by reference to the copy of the Amended and Restated By-Laws attached as Exhibit 3.1 to the Company’s Current Report on 8-K filed with the SEC on April 27, 2009.
Nominations of persons for election to the Board may be made at any Annual Meeting of Stockholders, or at any Special Meeting of Stockholders called for the purpose of electing directors, (1) by or at the direction of the Board (or any duly authorized committee thereof) or (2) by any stockholder of the Company (A) who is a stockholder of record on the date of the giving of the notice provided for in Section 2.16 of the Amended and Restated By-Laws and on the record date for the determination of stockholders entitled to vote at such meeting and (B) who complies with the notice procedures set forth in Section 2.16 of the Amended and Restated By-Laws.
For a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Company.
To be timely, a stockholder’s notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Company as follows: (1) in the case of an Annual Meeting, not less than ninety (90) days nor more than one hundred-twenty (120) days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; provided, however, that in the event that the Annual Meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure of the date of the Annual Meeting was made, whichever first occurs; and (2) in the case of a Special Meeting of Stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the Special Meeting was mailed or public disclosure of the date of the Special Meeting was made, whichever first occurs. In no event shall the public announcement of an adjournment or postponement of an annual meeting commence a new time period (or extend any existing time period) for the giving of a stockholder’s notice as described above.

To be in proper written form, a stockholder’s notice to the Secretary must set forth: (a) as to each person whom the stockholder proposes to nominate for election as a director: (1) the name, age, business address and residence address of the person, (2) the principal occupation and employment of the person, (3) the class, series and number of all shares of stock of the Company which are owned beneficially or of record by the person and (4) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act; and (b) as to the stockholder giving the notice: (1) the name and record address of such stockholder, (2) (A) the class, series and number of all shares of stock of the Company which are owned by such stockholder, (B) the name of each nominee holder of shares owned beneficially but not of record by such stockholder and the number of shares of stock held by each such nominee holder, (C) whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest has been entered into by or on behalf of such stockholder or any of its affiliates or associates with respect to stock of the Company and (D) whether and the extent to which any other transaction, agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such stockholder or any of its affiliates or associates, the effect or intent of which is to mitigate loss to, or to manage risk or benefit of stock price changes for, such stockholder or any of its affiliates or associates or to increase or decrease the voting power or pecuniary or economic interest of such stockholder or any of its affiliates or associates with respect to stock of the Company, (3) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (4) a representation that such stockholder is a holder of record of stock of the Company entitled to vote at such meeting and that such stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons named in its notice and (5) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.
Committees of the Board
The Board of Directors has an Audit Committee and Compensation Committee. Effective April 23, 2009, the Board adopted amended and restated written charters for each of the committees. The full text of each committee charter are available on the Company’s website at www.westwoodone.com and are available in print free of charge to any shareholder upon request. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. Effective April 23, 2009, the Company no longer has a Nominating and Governance Committee and as a result of its having been delisted from the NYSE on March 16, 2009, the Company is not subject to the listing requirements of any national securities exchange or national securities association. Accordingly, the Company is not required to have a Nominating and Governance Committee, or have its Board comprised of a majority of “independent” directors and has the flexibility to include non-independent directors on its Audit and Compensation Committees. The Board previously used the NYSE standard of “independence” in determining which of the Company’s directors is “independent” and such standard was used in determining Messrs. Ming and Nunez are independent.
The Audit Committee
The current members of the Audit Committee are Messrs. Bronstein, Ming and Nunez. Pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”) and the NYSE standards described above, the Board has determined that Messrs. Ming and Nunez meet the requirements of independence proscribed thereunder. In addition, the Board has determined that each of Messrs. Bronstein and Ming is an “audit committee financial expert” pursuant to SOX (of such individuals, only Mr. Ming is independent). For further information concerning each of Mr. Bronstein’s and Mr. Ming’s qualifications as an “audit committee financial expert,” see their biographies which appear in this report under the heading entitled “Directors.”
The Audit Committee is responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan and audit fees; and reviewing the Company’s financial statements and related disclosures. The Audit Committee meets separately with senior management of the Company, the Company’s General Counsel, the Company’s internal auditor and its independent registered public accounting firm on a regular basis. There were 10 meetings of the Audit Committee in 2008.

The Compensation Committee
The current members of the Compensation Committee are Messrs. Bronstein, Ming, Nold, Pattiz and Stone. Of the foregoing, only Mr. Ming is independent within the meaning of applicable rules and regulations, including the NYSE standard of “independence”.
The Compensation Committee has the following responsibilities pursuant to its charter (a copy of which is available on the Company’s website at www.westwoodone.com), which was amended on April 23, 2009:
•
Develop (with input from the CEO and as pertinent, CFO) and recommend to the Board for approval compensation to be provided to officers holding the title of Executive Vice President and above (“senior executive officers”);

•	Review and approve corporate goals and objectives relative to the compensation of senior executive officers;
•	Review the results of and procedures for the evaluation of the performance of other executive officers by the Chief Executive Officer;
•	At the direction of the Board, establish compensation for the Company’s non-employee directors;
•	Recommend to the Board for approval all qualified and non-qualified employee incentive compensation and equity ownership plan and all other material employee benefit plans;
•
Act on behalf of the Board in overseeing the administration of all qualified and non-qualified employee incentive compensation, equity ownership and other benefit plans, in a manner consistent with the terms of any such plans;

•	Approve investment policies for the Company’s qualified and nonqualified pension plans (and, as appropriate, compensation deferral arrangements) and review actuarial information concerning such plans;
•
In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve tax deductibility, unless otherwise determined by the Committee;

•	Prepare an annual report on executive compensation for inclusion in the Company’s annual proxy statement in accordance with applicable laws and regulations; and
•
Perform any other duties or responsibilities consistent with its Charter and the Company’s certificate of incorporation, by-laws and applicable laws, regulations and rules as the Board may deem necessary, advisable or appropriate for the Committee to perform.

In carrying out its responsibilities, the Compensation Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate. There were 14 meetings of the Compensation Committee in 2008.
The Board may from time to time, establish or maintain additional committees as necessary or appropriate.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following narrative describes how the Company determined compensation for its named executive officers (referred to as NEOs or executives below), including the elements of their compensation and how the levels of their compensation were determined and by whom. When references are made to “key employees,” we are referring to a broader group of senior managers, such as department heads, who may be eligible for a particular compensation element. Finally, references to the “executive team” or “management” mean the Chief Executive Officer, Chief Financial Officer and General Counsel. The information provided below is for fiscal year 2008. As stated elsewhere in this report, Gary Schonfeld was appointed President, Network division in October 2008; Steven Kalin was appointed President, Metro Networks division in October 2008 and Chief Operating Officer in July 2008; and Andrew Hersam was appointed Chief Revenue Officer in May 2008. As a result, such individuals are “executive officers” for fiscal year 2008, but are not “named executive officers” for fiscal year 2008 based on the SEC’s methodology for determining “total compensation” for the 2008 fiscal year. Mr. Hersam’s employment was subsequently terminated on March 31, 2009. Also, as discussed elsewhere in this report, the Company’s Compensation Committee was reconstituted on April 23, 2009, and the following CD&A refers to the Compensation Committee in place before April 23, 2009.

Overview

The Company’s Compensation Committee (referred to in this narrative as the “Committee” or as the “Compensation Committee”), which, prior to April 23, 2009, was comprised of three independent directors, was and is primarily responsible for determining the compensation of the Company’s NEOs on an annual basis. The Committee exercised its responsibility primarily by determining two key “discretionary” components of NEO compensation: the discretionary annual bonus, if any, and the annual equity compensation award, if any, based on management’s recommendation to the Committee. In 2008, the Committee was generally involved in determining NEOs’ base salaries, which typically are set when a NEO enters into an employment agreement with the Company. The Committee is aided in its decision-making process by its independent, nationally recognized compensation adviser, the Semler Brossy Consulting Group (“SBCG”), which reports directly to the Committee Chair and performs no other work for the Company. SBCG has been the adviser to the Committee since 2003. When appropriate the Committee also directly receives legal advice from its outside legal counsel. CBS Radio, which at the end of 2008 owned 15.8% of the Company and which, under the Management Agreement, managed the Company until March 3, 2008, played a significant role in reviewing, recommending and establishing NEO’s compensation in fiscal years 2006 and 2007. As the manager of the Company (until March 3, 2008), CBS Radio employed the Company’s CEO, Mr. Kosann, and pursuant to its employment agreement with the CEO, CBS Radio determined the CEO’s base salary and potential discretionary annual bonus. Under the terms of a consent agreement (a copy of which was filed with the SEC as an exhibit to a Form 8-K filed by the Company on January 10, 2008), CBS Radio consented to the employment of Mr. Beusse as the Company’s CEO (replacing Mr. Kosann, a CBS employee) effective January 8, 2008, and agreed to reimburse the Company for Mr. Beusse’s salary through the closing date of the Master Agreement (March 3, 2008).

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

Objectives

The objective of the Company’s executive compensation policy (which affects NEOs) has been to attract, retain and motivate executives in a manner that is in the best interests of the Company’s stockholders. The Committee believes that equity compensation awards can serve as important contributors to the attraction, retention and motivation of the Company’s executives and more closely aligns the interest of executives and management to the interests of the Company’s stockholders. The Committee has established the following objectives when determining the compensation for NEOs:

•	Pay for Performance. Corporate goals and objectives, and the progress made in achievement thereof, both as such goals and objectives have been presented by management and the Board, should be a key consideration in any pay decisions;

•	Be Competitive. Total compensation opportunities for the NEOs generally should be competitive with comparable companies in the industry, in order to attract and retain needed managerial talent;

•	Align Long-term Interests of Executives with Stockholder Interests. Elements of compensation should be structured to give substantial weight to the future performance of the Company in order to better align the interests of the Company’s stockholders and NEOs;

•	Attract and Retain Key Employees. In the midst of a challenging business environment, the Committee believes that the best interests of the stockholders are served by remembering that an effective compensation program also reflects the value of attracting and retaining key employees and talent. Since the Company’s separation from CBS Radio and commencement of operating as an independent company in March 2008, the Company has been focused on re-investing in its business and attracting key talent, both of which it views as critical to future success. As a result of the Company and Committee placing a premium on attracting high-level talent, higher levels of cash and equity compensation (particularly in the form of inducement awards) were granted to new executives upon their hiring in 2008; and

•	Provide a Fair and Balanced Severance Package, Where Appropriate. Severance provisions in executive contracts have been negotiated with a view towards providing a fair settlement should an executive be terminated. To such end, severance provisions have been structured to provide that any payment requires the execution of a release of any claims the executive may have against the Company, a commitment by the executive to adhere to restrictive covenants, “double-trigger” provisions with very limited “good reason” protection for the executive and severance amounts that are fixed (rather than extending for the remainder of the contract’s term).

Process and Roles of Parties

What is the timeline for establishing NEOs’ discretionary compensation?

The Committee generally discusses NEOs’ discretionary compensation during the period beginning with the last Board meeting of the year (customarily held in December) and ending with the first Board meeting after the announcement of Company’s earnings for the full year (customarily held in March). Between those meetings, the Company reports its year-end financial results and prepares a preliminary budget setting forth goals and objectives for the upcoming year. The CEO makes recommendations to the Committee for other NEOs’ discretionary annual bonuses and equity compensation awards, including in years prior to 2008, the suggested allocation between stock options, on the one hand, and restricted stock or restricted stock units (RSUs), on the other. In 2008, only stock options (not restricted stock or RSUs) were awarded to NEOs and other executives and officers as described below. When CBS Radio was still managing the Company, a CBS Radio representative was consulted before management made its recommendations to the Committee. The CEO does not make recommendations, review or otherwise participate in the process of determining his own discretionary compensation. Any proposal regarding the CEO’s discretionary compensation was made by CBS Radio when it was manager of the Company.

Given the economic environment which worsened considerably beginning in September 2008 and throughout the fourth quarter of 2008, including in the credit markets at a time when the Company was heavily involved in trying to refinance its outstanding debt, no meetings were held to discuss discretionary compensation in the fourth quarter of 2008. The Company anticipates such discussions will commence in February 2009.

What are the roles of the various parties involved in the compensation process?

While the Committee ultimately is responsible for making most of the compensation decisions related to NEOs, it believes it is advisable to obtain management’s insight and input as well as the independent guidance of a third-party compensation adviser. Since the middle of 2003, SBCG has acted as such adviser to the Committee and has attended Committee meetings as needed. SBCG advises the Committee as to the appropriateness and reasonableness of the awards of discretionary compensation, including with respect to companies comparable in size or otherwise similar to the Company. Its analysis may include such considerations as the form of award (cash, stock options, restricted stock or RSUs), the aggregate percentage of the Company’s stock being allocated (including evaluating how much stock remains issuable under the stockholder approved the 2005 Plan and/or the Company’s 1999 Plan) and the present value of the award. The Committee receives significant input from management, as appropriate, and the Committee met separately with CBS Radio (when CBS Radio was the Company’s manager), to understand and factor into its decisions as full a picture of the relevant facts and circumstances as possible.

While manager of the Company, CBS Radio was involved in reviewing management’s recommendations regarding discretionary annual bonuses and equity compensation awards to key employees, including NEOs, prior to the submission of such proposal to the Committee. CBS Radio was then involved in discussions among the Committee, the Board and management regarding management’s recommendations. Prior to the hiring of Mr. Beusse, CBS Radio played a particularly significant role in the determination of the CEO’s and CFO’s compensation given it directly paid for, or partially reimbursed the Company for such salaries and bonuses. However, as discussed elsewhere in this report, on March 3, 2008, the Management Agreement pursuant to which CBS Radio managed the Company was terminated. As a result, the Company’s CEO is no longer employed by, and the CFO’s compensation is not reimbursed by, CBS Radio. CBS Radio played no role in determining compensation for fiscal year 2008.

When do NEOs receive their discretionary compensation awards?

Beginning with awards made in 2007, the Company has awarded its annual discretionary compensation (i.e., annual bonus and equity compensation) to NEOs after the performance of the immediately preceding fiscal year, including year-end earnings, has been publicly reported and is known by Board members, including the Committee. The Committee has, in certain limited circumstances, made equity compensation awards at other times in connection with a new employee’s date of hire or in connection with a significant promotion (as with Mr. Sherwood to President; Mr. Kalin to President, Metro Networks division; or Mr. Hillman to CAO). While the Committee does not have a formal written policy on awarding equity compensation based on material non-public information, it has taken steps to try to ensure that it does not do so. In recent years, the Committee has determined not to make equity compensation awards to key employees (including NEOs) until after the Company’s earnings for the most recent fiscal year end have been announced. General awards of annual equity compensation (i.e., those not tied to a “special event” such as a promotion or extension of an employment agreement) for 2006 and 2007 were made by the Committee in March 2007 and March 2008, respectively. In 2008, the Committee was mindful of the ongoing discussions with Gores Radio and the impending closing of the CBS transaction, and determined equity compensation should not be awarded until after both transactions were announced.

What are the elements of compensation to NEOs?

There are three main components of compensation: (1) base salary; (2) discretionary annual bonus; and (3) equity compensation. The Company generally establishes a NEO’s base salary in the individual’s employment agreement, based generally on competitive pay levels, the Company’s internal pay structure and appropriate fixed pay to compensate sufficiently the NEOs for performing his/her duties and responsibilities. However, for the most part with limited exceptions, all other payments (e.g., signing bonus, retention bonus, annual discretionary bonus, equity compensation awards) are wholly-discretionary and/or contingent on the NEO remaining with the Company. In 2008, Jonathan Marshall received a signing bonus of $75,000 to compensate him for one-time costs associated with closing his law firm when he accepted his offer of employment at the Company. While the Committee seeks to limit the use of guaranteed (or minimum) bonuses, in certain circumstances, they are a necessary part of an employment package, as was the case for Mr. Beusse who was guaranteed a minimum $300,000 bonus for 2008. However, with the exception of the foregoing, the Committee has believed discretionary annual bonuses should be used to reward a NEO’s outstanding individual performance and that NEOs are more appropriately compensated, motivated and rewarded (and more likely to remain at the Company) when bonuses are paid in cash in a lump sum after the year has ended. Equity compensation awards, on the other hand, are intended to link the NEOs with the Company’s stockholders and to generate favorable long-term performance with a view toward providing a potential for upside should the Company’s performance improve over the long-term. Given the recent performance of the Common Stock, a significantly larger portion of NEOs’ compensation has been their cash compensation (salary plus bonus) as compared to their equity compensation.

What significant changes were made to executive compensation in fiscal year 2008 how does it differ from the compensation awarded to other NEOs in prior years?

In January 2008, the Company hired its first CEO directly hired and employed by the Company since 1994, when the Management Agreement with CBS Radio originally went into effect. Mr. Beusse was the first CEO tasked with managing the Company as an independent (non-CBS managed) company; concluding the Company’s then ongoing strategic process (which culminated in the $100 million investment by Gores) and setting forth a plan to expeditiously increase revenue. As part of such efforts, four executives were hired to spearhead efforts in four key areas (revenue, operations, strategic and digital media): Andrew Hersam, Chief Revenue Officer; Steven Kalin, Chief Operating Officer; Jonathan Marshall, EVP, Business Affairs & Strategic Development and Richard Kosinski, SVP, Chief Digital Officer. In reviewing such hires, the Committee held many discussions and meetings, and received the advice of its independent compensation adviser and outside legal counsel. The Committee determined first that in order to attract top-caliber talent, the Company would need to significantly increase the base salary of such executives to be more competitive with similarly situated executives in the industry. Second, based on its negotiations with prospective hires, the Committee understood more detailed terms on termination scenarios, severance payments and non-compete provisions would be required in executive employment agreements. Finally, given the strategic process then ongoing and the uncertainty then surrounding the process, as well as the Company’s strong preference not to provide guaranteed bonuses, significant equity compensation awards would be instrumental in creating a compensation package that could attract the desired level of candidate.

Accordingly, each of the following individuals received options to purchase an aggregate number of shares of Common Stock as follows: Mr. Beusse (1,000,000); Mr. Sherwood (600,000 plus an additional 150,000 upon his promotion to President); Mr. Kalin (425,000 plus an additional 150,000 upon his promotion to President, Metro Networks division); Mr. Schonfeld (550,000) and Mr. Marshall (300,000). While such option levels were significantly greater than past awards made by the Company, such awards represent relatively low compensation levels given the Company’s low stock price.

Further, as the Company’s focus on substantively re-making both sides of the business (traffic and network) intensified, additional hires were made in the fourth quarter of 2008 to bolster the number of executives with significant network radio expertise. While not NEOs for fiscal year 2008, several of the aforementioned individuals are likely to be NEOs for fiscal year 2009.

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

As stated in the “Overview”, prior to fiscal year 2008, the Committee customarily was not significantly involved in the structuring of employment agreements which set forth a NEO’s base salary, with certain notable exceptions include: Amendment No. 3 to the employment agreement for the Company’s Chairman (Mr. Pattiz); the employment agreements for the CEO (Mr. Beusse) and CFO (Mr. Yusko); and Amendment No. 2 to the

employment agreement for Mr. Hillman when he became CAO in July 2007. However, in fiscal year 2008, with the hiring of the top executives listed above, and in October 2008 with the hiring of Mr. Schonfeld, the Committee became more intricately involved in the process given the levels of compensation and the responsibilities to be assumed by such individuals. In order to attract top talent, the Committee significantly increased the level of base salaries to be offered to such individuals, in large part to provide such executives salary levels more in line with the positions they were leaving.

Discretionary Annual Compensation Bonus

In 2008, with the exception of the Company’s Chairman (Mr. Pattiz’s employment agreement does not provide for a bonus), NEOs were eligible to receive discretionary annual bonuses and their employment agreements provide a target amount for which they are eligible. While the bonus amounts differ from agreement to agreement, all such bonuses are in the sole and absolute discretion of the Board or the Committee or their designee. Of the Company’s current NEOs eligible for bonuses, each of Messrs. Sherwood, Marshall and Hillman are eligible solely for discretionary bonuses.

Each year, management makes a recommendation regarding discretionary bonuses and equity compensation for key employees to the Committee. Upon receipt of management’s recommendations, the Committee reviews such with management, and then confers with its compensation adviser. After reviewing its decisions with the full Board and taking into account the views expressed by members of the Board, the Committee makes its final determination. The Committee also takes into account a NEO’s base salary and views cash compensation as a whole when making its determinations regarding bonuses.

In 2008, the Company experienced significant double-digit declines in EBITDA and the stock price of our Common Stock reached an all-time low of two cents. 2008 was also a year of significant change for the Company as it transitioned to an independently-managed company; secured a ten-year distribution arrangement with CBS Radio; consummated a $100 million investment by The Gores Group, LLC; and commenced the initial phases of a significant reengineering of the Company’s Metro Networks division. While the Company is seeking to reduce costs and expenses like many companies during this uncertain economic time, it is also aware that a new leadership team was hired in 2008 to execute a turnaround and is cognizant of the contributions made by this team.

While the Committee does not have a written policy regarding bonuses payable upon attaining certain financial metrics, bonuses for all members of management will continue to be reviewed on the basis of the Company’s overall performance and to the extent applicable, on their individual performance and the performance of departments over which they exercise substantial control.

Equity Compensation

While the Committee continues to believe equity should be a critical component of the Company’s compensation plan, it recognizes that given the significant drop in the stock price of our Common Stock (from a high of $2.16 in 2008 to a low of $0.02), equity compensation has ceased at this time to provide significant incentivization. Historically, equity compensation awards were made under the Company’s 2005 Plan or 1999 Plan, customarily on an annual basis. Previously, the Company and the Committee believed that equity compensation could provide the greatest long-term value potential to both the Company and its employees in creating long-term growth and success for employees and stockholders alike. Aside from promoting retention and incentivizing management, the Company, where appropriate, used equity, rather than cash, as a signing bonus to management-level individuals hired by the Company. As described above, significant awards of stock options were made in 2008 to the executives hired by the Company and were a key part of attracting such key talent. As of March 31, 2009, the 1999 Plan will expire by its terms. Approximately 1.7 million of the total 9.2 million shares available for issuance under the 2005 Plan remain available.

In March 2008 (for services rendered in 2007), the Committee determined to make all equity grants awarded at that time in the form of stock options, as opposed to a combination of restricted stock and stock options, and issued such under the 1999 Plan. The Committee made such decision in large part because of the low value associated with restricted stock awards given the stock price of our Common Stock, which then hovered around the high $1 range and partially because of the limited number of shares available for issuance under the 2005 Plan (each share of restricted stock granted counts as three shares under the 2005 Plan). The 1999 Plan, which by its terms expires in March 2009, only provides for stock options, not restricted stock. The aggregate value of such awards to NEOs is $196,005 as described in more detail under the “Summary Compensation Table.”

Current NEOs

•	Roderick M. Sherwood, III — received: (x) a stock option to purchase 600,000 shares of Common Stock upon his hiring as CFO in September 2008 and (y) a stock option to purchase 150,000 shares of Common Stock upon his promotion to President (in addition to CFO) in October 2008 (by the terms of his employment agreement, Mr. Sherwood is eligible for additional equity compensation beginning in 2010);

•	Norman J. Pattiz — received a stock option to purchase 250,000 shares of Common Stock in January 2008 upon executing Amendment No. 3 to his employment agreement, which extended his tenure as Chairman of the Board through June 15, 2009;

•	David Hillman — received a stock option to purchase 175,000 shares of Common Stock (part of the 2008 annual grant to employees) in March 2008; and

•	Jonathan Marshall — received a stock option to purchase 300,000 shares of Common Stock upon his hiring in April 2008.

Former NEOs

•	Thomas F.X. Beusse — received stock options to purchase an aggregate of 1,000,000 shares of Common Stock upon his hiring in January 2008;

•	Gary J. Yusko — received a stock option to purchase 175,000 shares of Common Stock (part of the 2008 annual grant to employees) in March 2008;

•	Paul Gregrey — received a stock option to purchase 63,000 shares of Common Stock (part of the 2008 annual grant to employees) in March 2008.

•	By the terms of the option agreements, the stock options granted to Messrs. Beusse and Yusko expired (they were not exercised because they were underwater) 90 days after such employees’ respective termination dates.

Payments Upon Termination

Certain NEOs are entitled to cash payments upon various termination scenarios, including upon a change in control, death or disability, termination by the executive for good reason, or termination by the Company without cause. These payments are more particularly described under the table entitled “Potential Payments upon Termination or Change in Control”; the summaries of employment agreements that follow under the heading entitled “Employment Agreements”; and the narrative that follows regarding such payments. The Company does not have any arrangements with its NEOs, written or otherwise, for 280G “gross-up” or similar type payments, with the exception of Mr. Beusse (who is no longer employed by the Company), the terms of which are set forth under the section entitled “Employment Agreements” below. In the case of death or disability, only Mr. Pattiz is entitled to a payment in excess of any accrued salary, bonus or benefits.

Duration of Vesting Term

In March 2007, the Committee set the vesting period of equity compensation awarded as part of the annual grant to employees in 2007 at three years (a reduction from four years), and maintained this vesting period for awards made in 2008. The Committee believed a three-year vesting period was more employee-friendly and given the drop in the stock price of our Common Stock between 2006 and 2007, the Committee wanted to provide additional value to key employees receiving the equity compensation awards. In 2007, both Messrs. Yusko and Hillman received a one-time grant of equity compensation with two year vesting terms in connection with their appointments as CFO and CAO, respectively. The Committee viewed the two-year vesting term of such grants as a special circumstance because of Messrs. Yusko’s and Hillman’s roles in the CBS and Gores transactions described above. Once granted, an employee is entitled to the benefits of such award upon vesting, provided, such employee remains employed by the Company for the duration of the vesting period.

Stock Options

2005 Plan.  From the executive’s perspective, stock options only have value if the stock price of our Common Stock increases after the date the stock options are granted, and their value is measured only by the increase in the stock price. Under the 2005 Plan, various forms of full value share equity compensation awards are available, including restricted stock, restricted stock units, performance shares and deferred stock. For all full value shares, each share granted is worth more than an option share, since the value of such share is measured by the actual stock price, not just the increase in the stock price. For this reason, the 2005 Plan calls for the share authorization to be reduced by three option shares for every full value share issued. The Committee made stock options the sole component of equity compensation grants in March 2008 (for the reasons described above) and made those awards under the 1999 Plan.

1999 Plan (expires March 31, 2009).  In part because of the limited number of shares available for issuance under the 2005 Plan (particularly after taking into account the aggregate 750,000 stock options awarded to Messrs. Pattiz and Beusse in January 2008 under the 2005 Plan) and because the 1999 Plan would expire in 2009, the equity compensation awards made in March 2008 as part of the annual equity compensation awards to employees were granted under the terms of the 1999 Plan. Issuing the stock options under the 1999 Plan does not change in any material respect any rights of the awardees with respect to the stock options. The awards made under such plan also expressly incorporate the defined terms “cause” and “change in control” and the effect of such terms from the 2005 Plan. Unless expressly negotiated otherwise, unvested stock options continue to be forfeited upon an employee’s termination, including by death or disability. In addition, any outstanding options that were issued in March 2008 under the 1999 Plan, like those previously issued under the 2005 Plan, will vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan) has occurred.

Restricted Stock, RSUs

The Company began to include restricted stock and RSUs in its equity compensation awards in May 2005, after the 2005 Plan was approved by Company stockholders. However, as noted in more detail above, the Company did not grant restricted stock and/or RSUs to executive or employees in 2008. In general, only NEOs and the directors have received RSUs which gives the recipient the right to defer the receipt/payment of the stock; all other key employees, including NEOs, have received restricted stock. Awards of restricted stock and RSUs are valued at the closing market price of the Common Stock on the date of the grant of the award. Unvested awards generally are forfeited upon an employee’s termination, including by death or disability, except when termination occurs within a 24-month period after a change of control, or when termination is without cause or for good reason. By the terms of the awards, all outstanding RSUs and restricted stock shares vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan) has occurred.

2005 Plan’s Definition of Change in Control

Under the 2005 Plan, a “change in control” generally is: (i) the acquisition by any person of 35% or more of the Company’s outstanding Common Stock; (ii) a change in the individuals constituting a majority of the Board; (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation resulting in a change of ownership of more than 50% of the voting securities entitled to vote generally in the election of directors, (iv) a stockholder approved complete liquidation or dissolution of the Company; or (v) the consummation of any other transaction involving a significant issuance of the Company’s securities, a change in the Board composition or other material event that the Board determines to be a change in control.

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

In 2005, the Committee began granting RSUs and restricted stock to NEOs. The Committee determined that although the amount of RSUs and restricted stock that qualifies for a deduction under Section 162(m) may be limited, the equity-based awards are a significant component of compensation that promotes long-term Company performance and management retention, and strengthen the mutuality of interests between the awardees and stockholders. Stock options granted by the Company are generally intended to qualify for a deduction under Section 162(m).

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

The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its independent outside compensation adviser prior to making a recommendation to the Board. The elements of director compensation and more particulars regarding the elements are described in this report under the table appearing below the heading “Director Compensation.”

Compensation Committee Report

The Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis which appears above. Based on its review and discussions with management, the Committee recommended to the Board that it approve the inclusion of the Compensation Discussion and Analysis in this report filed with the SEC.

Submitted by the members of the Compensation Committee:

H. Melvin Ming, Chair
David L. Dennis
Joseph B. Smith

SUMMARY COMPENSATION TABLE

The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company’s named executive officers for the years ended December 31, 2006, December 31, 2007 and December 31, 2008, respectively.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position(a)	(b)	(c)	(d)(8)	(e)(9)	(f)(9)	(g)	(h)	(i)(10)	(j)

CURRENT 2008 NEOS:
Norman J. Pattiz,	2008	$400,000	—	$5,194	$232,820	—	N/A	—	$638,014
Chairman of the Board	2007	$400,000	—	$46,107	$231,823	—	N/A	—	$677,930
	2006	$400,000	—	$196,409	$294,384	—	N/A	—	$890,973
Roderick M. Sherwood, III	2008	$168,462	$15,000	—	$13,358	—	N/A	$115,000	$311,820
President (as of 10/20/08) and CFO (as of 9/20/08)(1)
David Hillman,	2008	$425,000	$33,334	$154,436	$211,668	—	N/A	—	$824,438
CAO, EVP Business	2007	$373,846	$208,333	$112,156	$195,828	—	N/A	—	$890,164
Affairs and GC(2)	2006	$319,231	$133,333	$57,110	$185,639	—	N/A	—	$695,313
Jonathan Marshall	2008	$266,827	$75,000	—	$54,400	—	N/A	—	$396,227
EVP of Business Affairs(3) as of 4/14/08
FORMER 2008 NEOS:
Thomas F.X. Beusse	2008	$566,385	—	—	—	—	N/A	$155,356	$721,741
President and CEO(4) (1/8/08 — 10/20/08)
Peter Kosann	2008	—	—	$27,023	$(18,600)	—	N/A	$402,092	$410,515
President and CEO(5)	2007	$625,000	$150,000	$268,601	$681,121	—	N/A	$12,000	$1,736,722
(through 1/8/08)	2006	$600,000	$150,000	$173,034	$675,955	—	N/A	$12,000	$1,610,989
Gary J. Yusko	2008	$333,654	$75,000	$77,610	$126,178	—	N/A	$130,688	$743,130
CFO(6)	2007	$207,692	$225,000	$65,453	$212,230	—	N/A	—	$710,375
(through 9/16/08)
Paul Gregrey	2008	$288,690	$38,462	$157,484	$178,453	—	N/A	$145,100	$808,189
EVP — Sales, Network	2007	$370,050	$70,769	$117,547	$260,853	—	N/A	—	$819,219
Division(7)	2006	$344,237	$48,269	$50,097	$266,190	—	N/A	—	$708,793
(through 9/19/08)

(1)	Roderick M. Sherwood, III earned base salary at an annual rate of $600,000 from September 20, 2008 through December 31, 2008 and received a $15,000 signing bonus at the time he entered into his employment agreement. Prior to his employment by the Company, Mr. Sherwood also received $115,000 from Gores in connection with consulting work rendered to the Company in July-September 2008 in connection with the Metro reengineering plan and other cost initiatives, which amount is included as part of “all other compensation” and not in “salary”.

(2)	David Hillman earned base salary at an annual rate of $425,000 for calendar year 2008 and his base salary increased to $450,000 on January 1, 2009. He also received a $100,000 retention bonus at the time he entered into the first amendment to his employment agreement effective January 1, 2006, of which $33,333.36 was earned in each of 2006, 2007 and 2008.

(3)	Jonathan Marshall earned base salary at an annual rate of $375,000 from April 14, 2008 through December 31, 2008. He also received a $75,000 signing bonus at the time he entered into his employment agreement to assist in deferring the costs associated with his closing his law firm.

(4)	Thomas F.X. Beusse earned base salary at an annual rate of $700,000 from January 8, 2008 through December 31, 2008 (the portion paid after his termination on October 20, 2008 is included as part of “all other compensation” and not in “salary”). As part of his severance arrangement, Mr. Beusse will continue to receive his base salary through October 20, 2010. Mr. Beusse also received COBRA benefits of approximately

$1,549 from the date of his termination through December 31, 2008 and will continue to receive payment of a portion of COBRA benefits by the Company until approximately April 20, 2010.

(5)	Peter Kosann was employed by CBS Radio pursuant to the terms of the Management Agreement. As described elsewhere in this report, the Company paid CBS Radio a total of $402,092 in connection with the termination of Mr. Kosann which is included as part of “all other compensation.”

(6)	Gary J. Yusko earned base salary at an annual rate of $450,000 from July 16, 2007 to July 16, 2008 and $475,000 from July 16, 2008 to December 31, 2008 (the portion paid after his termination on September 16, 2008 is included as part of “all other compensation” and not in “salary”). In connection with his hiring as CFO of the Company on July 16, 2007, he received a $100,000 signing bonus, $25,000 of which was earned in 2007 and $75,000 of which was earned in 2008. In February 2008, Mr. Yusko received a discretionary bonus of $200,000 for services rendered in 2007, of which $125,000 was reimbursed to the Company by CBS Radio. As part of his severance arrangement, Mr. Yusko will continue to receive his base salary through July 16, 2010. Mr. Yusko’s base salary will increase to $500,000 on July 16, 2009. Mr. Yusko also received COBRA benefits of approximately $2,804 from the date of his termination through December 31, 2008.

(7)	Paul Gregrey earned base salary at an annual rate of $395,050 from January 1, 2008 to September 19, 2008. Mr. Gregrey received a $100,000 retention bonus at the time he entered into his employment agreement, of which $30,769.20 was earned in each of 2006 and 2007 and $38,461.60 was earned in 2008. As part of his severance arrangement in connection with the termination of his employment on September 19, 2008, Mr. Gregrey received a lump sum payment of $145,100 on October 3, 2008. An additional $25,000 is payable by the Company in 2009, at which time the Company will have no further financial obligations under such severance arrangement.

(8)	The Committee has determined that no bonuses will be awarded for service in 2008.

(9)	The amounts reported in columns (e) and (f) represent the portion of total value ascribed to all stock and option awards, including those made in prior years, that was expensed by the Company in 2006, 2007 and 2008 in accordance with FAS 123R. In accordance with FAS 123R, the Company expenses the estimated fair value of stock based compensation awards over the related vesting period. In the case of restricted stock and restricted stock units (RSUs), estimated fair value is calculated as the fair market value of the shares on the date of grant. Given the low price of the Common Stock ($0.06 per share on December 31, 2008), the amounts reported above do not represent the value of the equity compensation to the NEOs. The estimated fair value of stock options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 10 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The vesting terms of the stock awards and option awards reported in the table above are described under the table entitled “Grants of Plan-Based Awards in 2008” which appears below.

(10)	The only perquisites provided by the Company to its named executive officers in 2006, 2007 and 2008 that exceeded $10,000 in the aggregate were a $500 monthly parking allowance and a $500 car allowance to Mr. Kosann. None of the perquisites for the Company’s other named executive officers exceeded in the aggregate $10,000 and accordingly, such amounts have not been included above as allowed by applicable SEC rules. Under the terms of his employment agreement, Mr. Pattiz has the right to purchase at any time the Company car he uses at the fair market value as such is reported in the Kelly Blue Book. In addition, the Company makes a matching contribution of 25% of all employees’ contributions to their 401(k) Plan in an amount not to exceed 6% of an employee’s salary. Any employee vests in such “Company match” based on his years of service with the Company as follows: 20% for one year of service; 40% for two years of service; 60% for three years of service; 80% for four years of service and 100% for five years of service. On March 24, 2009, the Company announced it would cease making matching contributions to employees’ contributions to their 401(k) Plans, effective April 3, 2009. Until December 31, 2006, the Company made such matches in Company stock; as of January 1, 2007, the matches are made in cash. The values of the Company matching contributions in 2008 were: $0 with respect to Messrs. Pattiz, Sherwood and Beusse; $2,714 with respect to Mr. Hillman; $351 with respect to Mr. Marshall; $3,450 with respect to Mr. Yusko and $3,450 with respect to Mr. Gregrey. The following amounts were paid or accrued with respect to 2008 in connection with certain named executive officers termination of employment: $402,092 with respect to Mr. Kosann (which was reimbursed to CBS Radio pursuant to the Management Agreement), $153,807 with respect to Mr. Beusse, $127,884 with respect to Mr. Yusko and $145,100 with respect to Mr. Gregrey.

GRANTS OF PLAN-BASED AWARDS IN 2008(1)

The following table provides information for awards of stock options made to each of the Company’s named executive officers during the year ended December 31, 2008. As discussed elsewhere in this report, no awards of restricted stock or restricted stock units were made to NEOs during the 2008 calendar year.

									All
									Other	All Other
									Stock	Option		Grant
									Awards:	Awards:	Exercise	Date Fair
			Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Value of
			Under Non-Equity			Under Equity Incentive			Shares of	Securities	Price of	Stock and
			Incentive Plan Awards			Plan Awards			Stock or	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
(a)	(b)	(b)(7)	(c)	(d)(8)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)(9)

CURRENT 2008 NEOS:
Pattiz(2)	1/8/08									250,000	$1.63	$183,000
Sherwood(3)	9/17/08	9/16/08								600,000	$0.49	$137,400
	10/20/08									150,000	$0.18	$15,300
Hillman(4)	3/14/08									175,000	$1.99	$145,950
Marshall(5)	4/14/08									300,000	$1.81	$230,400
FORMER 2008 NEOS:
Beusse(6)	1/8/08									500,000	$1.63	$366,000
	1/8/08									500,000	$1.63	$366,000
Yusko(4)(6)	3/14/08									175,000	$1.99	$145,950
Gregrey(4)(6)	3/14/08									63,000	$1.99	$52,542

(1)	All awards disclosed in the table above vest over three years (including all awards made to Mr. Pattiz) commencing on the first anniversary of the grant date. Awards with an exercise price noted in column (k) are stock options.

(2)	Pursuant to Amendment No. 3 to his employment agreement, effective January 8, 2008, Mr. Pattiz received an option to purchase 250,000 shares of Common Stock (to vest over a three-year period) pursuant to the terms of the 2005 Plan.

(3)	As described elsewhere in this report, Mr. Sherwood received an option to purchase 600,000 shares of Common Stock upon his hiring as CFO and an option to purchase 150,000 shares of Common Stock upon his hiring as President (each option to vest over a three-year period and awarded pursuant to the terms of the 1999 Plan). Such awards were approved by the Board on September 16, 2008 (when it approved Mr. Sherwood’s employment agreement) and on October 20, 2008 (when it approved his hiring as President), respectively.

(4)	On March 14, 2008, the Company made an annual award of equity compensation to its key employees, including Messrs. Hillman, Yusko and Gregrey. Such option awards were scheduled to vest over a three-year period and awarded pursuant to the terms of the 1999 Plan.

(5)	On April 14, 2008, Mr. Marshall received an option to purchase 300,000 shares of Common Stock upon his hiring as EVP, Business Affairs and Strategic Development (such option to vest over a three-year period and awarded pursuant to the terms of the 1999 Plan).

(6)	Mr. Beusse received two options to purchase 500,000 shares (1,000,000 shares in the aggregate) of Common Stock upon his hiring as CEO (each option to vest over a three-year period; one option was awarded pursuant to the terms of the 2005 Plan and the other was awarded as a “material inducement grant” under NYSE rules). As described elsewhere in this report, Mr. Beusse’s employment with the Company terminated on October 20, 2008, Mr. Yusko’s employment terminated on September 16, 2008 and Mr. Gregrey’s employment terminated on September 19, 2008. Any unvested equity compensation awarded to such individuals was forfeited as of the date of his termination. None of the stock options listed in the table above were exercised

(given they were underwater) and expired by their terms 90 days after the employee’s effective date of termination.

(7)	With respect to all awards of equity compensation that was approved on a date other than the grant date, the award was approved in advance of the grant date and the grant date of the award was specified in advance at the time of such approval.

(8)	While no amount has been disclosed above (in accordance with SEC rules), there are target discretionary bonus amounts set forth in each individual’s employment agreement which are described above in the Compensation Discussion and Analysis under the heading “Discretionary Annual Compensation Bonus.”

(9)	The value of the awards disclosed in column (l) represents the total value ascribed to all stock and option awards granted in 2008. The estimated fair value of stock options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 10 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The vesting terms of the stock awards and option awards are reported below.

The following summary is applicable solely to the equity compensation awarded in 2008 as reported in the table entitled “Grants of Plan-Based Awards in 2008” which appears above.

Vesting

The following terms do not apply to Mr. Pattiz’s equity compensation. For a description of the terms applicable to his awards, see the summary of Mr. Pattiz’s employment agreement under the heading “Employment Agreements” which appears below.

As described in more detail in the footnotes to the table “Grants of Plan-Based Awards in 2008”, all awards of stock options listed in such table were granted under the 2005 Plan or the 1999 Plan (with the exception of Mr. Beusse’s “material inducement grant”) and vest in equal installments over a three-year period, commencing on the first anniversary of the date of grant. Upon a participant’s termination, all vested stock options remain exercisable as follows, but in no event later than ten years after the grant date: (i) three years in the event of the participant’s retirement; (ii) one year in the event of the participant’s death (in which case the participant’s estate or legal representative may exercise such stock option) or (iii) three months for any other termination (other than for cause) unless negotiated otherwise in an executive’s employment agreement. Under the terms of the 2005 Plan, a participant forfeits any unvested stock options on the date of his termination, however, different terms were negotiated in the employment agreements for Messrs. Pattiz, Beusse and Yusko, which terms are described in more detail below. In the case of Messrs. Beusse and Yusko, the stock options reported as having been issued to them in 2008 in the table entitled “Grants of Plan-Based Awards in 2008” have expired.

When terms such as participant, termination, retirement, cause and change in control are used for purposes of referring to equity compensation, such have the meaning set forth in the 2005 Plan. A “participant” means a recipient of awards under an equity compensation plan (for purposes of this report, the employee).

Change of Control Provisions

With respect to all equity compensation awards made under the 2005 Plan (or those issued in March 2008 and thereafter under the 1999 Plan incorporating 2005 Plan terms relating to a change in control), if an employee is terminated without cause during the 24-month period following a change in control, all unvested stock options, restricted stock and RSUs (as described above) shall immediately vest provided an employee is still a participant on that date.

Termination without Cause

Certain equity awards may be subject to modified vesting provisions based on the terms of employment agreements negotiated by and between the Company and certain NEOs, specifically Messrs. Pattiz, Sherwood, Marshall, Beusse and Yusko, which terms are described in more detail under the summaries of their respective employment agreements which appear below.

Dividends; Transfer Restrictions; Voting Rights

RSUs and restricted stock accrue dividend equivalents when dividends are paid, if any, on the Common Stock beginning on the date of grant. Such dividend equivalents are credited to a book entry account, and are deemed to be reinvested in common shares on the date the cash dividend is paid. Dividend equivalents are payable, in shares of Common Stock, only upon the vesting of the related restricted shares. Until the stock vests, shares of restricted stock and RSUs may not be sold, pledged, or otherwise transferred; however, once a grant of such is made, the holder is entitled to receive dividends thereon (as described above). In the case of restricted stock only (i.e., not RSUs), a holder is entitled to vote the shares once he has been awarded such shares. A holder may not vote shares associated with RSUs until the shares underlying such award have been distributed (which occurs upon vesting, unless the RSUs have been deferred as described below).

Right to Defer; Mandatory Deferral in 2005

A participant may elect to defer receipt of his RSUs in which case shares and any dividend equivalents thereon are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant may choose to defer his award until the last vesting date applicable to such award or his date of termination. In 2005, the deferral of equity compensation awards until a participant’s termination was mandatory. Accordingly, the grants made to all directors on May 19, 2005 and the grants made to Mr. Pattiz in December 2005 were deferred until such individual’s termination. Since the 2005 awards, no grants of equity compensation have been deferred, with the exception of the RSU award made to Mr. Dennis on September 22, 2008.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock and restricted stock units outstanding to each of the Company’s NEOs as of December 31, 2008.

	Option Awards(1)						Stock Awards(2)
										Equity
									Equity	Incentive
									Incentive	Plan
				Equity					Plan	Awards:
				Incentive					Awards:	Payout
				Plan					Number of	Value of
				Awards:				Market	Unearned	Unearned
		Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
		Securities	Securities	Securities			Shares or	Shares or	Units or	Units or
		Underlying	Underlying	Underlying			Units of	Units of	Other	Other
		Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights	Rights
		Options	Options	Unearned	Exercise	Option	Have Not	Have Not	That Have	That Have
		(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Grant	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	Date	(b)	(c)	(d)	(e)	(f)	(g)	(h)(3)	(i)	(j)

CURRENT 2008 NEOS:
Pattiz(4)	03/10/99	4,000	—	—	$12.69	03/10/09	—	$—	—	$—
	12/01/03	50,000	—	—	30.99	12/01/13	—	—	—	—
	12/01/04	40,000	10,000	—	23.16	12/01/14	—	—	—	—
	12/01/05	18,750 *	6,250	—	18.27	12/01/15	—	—	—	—
	12/07/05	9,375 *	3,125	—	18.27	12/07/15	—	—	—	—
	12/01/06	16,667	8,333	—	6.57	12/01/16	—	—	—	—
	12/03/07	8,333	16,667	—	1.87	12/03/17	—	—	—	—
	01/08/08	0	250,000	—	1.63	01/08/18	—	—	—	—
							8,679	521	—	—
							4,340	260	—	—
							2,795	168	—	—
							5,556	333	—	—
Sherwood	09/17/08	—	600,000	—	$0.49	09/17/18	—	$—	—	$—
	10/20/08	—	150,000	—	0.18	10/20/18	—	—	—	—
Hillman	09/28/00	600	—	—	$20.25	09/28/10	—	$—	—	$—
	09/20/01	9,000	—	—	21.46	09/20/11	—	—	—	—
	09/25/02	12,000	—	—	35.19	09/25/12	—	—	—	—
	09/30/03	12,000	—	—	30.19	09/30/13	—	—	—	—
	10/05/04	24,000	6,000	—	20.50	10/05/14	—	—	—	—
	03/14/05	15,000	10,000	—	20.97	03/14/15	—	—	—	—
	02/10/06	16,850	16,850	—	14.27	02/10/16	—	—	—	—
	03/13/07	13,333	26,667	—	6.17	03/13/17	—	—	—	—
	03/14/08	—	175,000	—	1.99	03/14/18	—	—	—	—
							8,881	532	—	—
							13,399	804	—	—
							7,500	450	—	—
Marshall	04/14/08	—	300,000	—	$1.81	04/14/18	—	$—	—	$—
FORMER 2008 NEOS:
Beusse(5)	1/08/08	166,667	333,333	—	$1.63	1/08/18	—	$—	—	$—
	1/08/08	166,667	333,333	—	$1.63	1/08/18	—	—	—	—

(1)	The stock options listed in the table above vest as follows:

•	All stock options listed in the above table granted prior to January 1, 2005 (i.e., with an expiration date on or before December 31, 2014) were granted pursuant to the terms of the 1999 Plan and are subject to five- year vesting terms in equal installments, commencing on the first anniversary of the date of grant, except in the case of the third and fourth stock option entries for Mr. Pattiz (expiring on December 1, 2013 and December 1, 2014, respectively), which stock options were modified by a letter agreement dated as of May 25, 2005 and vest over three years in equal installments.

•	All stock options listed in the table above with an expiration date on or after May 19, 2015 but granted prior to March 14, 2008 were granted pursuant to the terms of the 2005 Plan. Such options vest in equal installments over four years commencing on the first anniversary of the date of grant except for: (x) Mr. Pattiz’s stock options and (y) stock options listed in the table above with an expiration date on or after March 13, 2017, all of which have a three-year (not four-year) vesting term.

•	All stock options listed in the table above with an expiration date on or after March 14, 2018 were granted pursuant to the terms of the 1999 Plan (as described elsewhere in this report) and, as stated in the immediately preceding bullet, vest in equal installments over three years commencing on the first anniversary of the date of grant.

(2)	All stock awards listed in the above table were granted pursuant to the terms of the 2005 Plan and are subject to four-year vesting terms commencing on the first anniversary of the date of grant, except for: (x) stock awards issued in 2007 and later, all of which have a three-year vesting term; and (y) Mr. Hillman’s award of 15,000 shares of restricted stock awarded in July 2007 which has a two-year vesting term. As discussed elsewhere in this report, restricted stock granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date), with subsequent vesting dates tied to the anniversary of the vesting date. The numbers disclosed in column (g) above include all dividend equivalents that have accrued on such shares.

(3)	The value of the awards disclosed in column (h) above is based on a per share closing stock price on the NYSE for the Common Stock of $0.06 on December 31, 2008 (the last business day of 2008).

(4)	The entries for Mr. Pattiz denoted above by an asterisk (*) represent awards made to Mr. Pattiz in December 2005, which although reported in columns (b) and (g) respectively because such shares have vested, the payment of such shares were deferred at the time of their award until termination (as such term is defined in the 2005 Plan). Included in the above table is an award of 4,167 RSUs and options to purchase 12,500 shares of Common Stock which Mr. Pattiz was awarded on December 7, 2005, which awards are in addition to the awards he received on December 1, 2005 pursuant to the terms of his employment agreement as discussed above and were also automatically deferred until termination.

(5)	Only Mr. Beusse is listed above because all equity compensation previously issued to Messrs. Kosann, Yusko and Gregrey either expired unexercised or unvested (stock options and restricted stock) or was vested and distributed (in the case of restricted stock).

OPTIONS EXERCISED AND STOCK VESTED

During the year ended December 31, 2008, none of our named executive officers exercised any stock options. Shares of restricted stock and RSUs previously awarded to them were acquired as follows:

	Options Awards		Stock Awards
		Value Realized on	Number of Shares		Value Realized on
	Number of Shares	Exercise	Acquired on Vesting		Vesting(1)
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)

CURRENT 2008 NEOS:
Pattiz	—	—	5,570	(2)	$390	(2)
Sherwood	—	—	—		—
Hillman	—	—	18,636		$29,328
Marshall	—	—	—		—
FORMER 2008 NEOS:
Beusse	—	—	—		—
Kosann	—	—	36,930		$71,856
Yusko	—	—	65,000		$54,875
Gregrey	—	—	16,944		$30,879

(1)	Value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of Common Stock on the vesting date.

(2)	As previously discussed, Mr. Pattiz received two grants of restricted stock in December 2005, which although reported in column (g) of the table entitled “Outstanding Equity Awards at 2008 Fiscal Year-End,” are not reported in the table above because although such shares have vested, such shares have not been acquired by Mr. Pattiz (and thus no value was realized by Mr. Pattiz in 2008) because the receipt of such awards was mandatorily deferred at the time of grant and will not be distributed until Mr. Pattiz’s termination (as such term is defined in the 2005 Plan). If the award had not been deferred, 13,019 shares of restricted stock would have vested in December 2008 and the value of such shares as of December 31, 2008 would have been $781 based on a per share closing stock price on the NYSE for the Common Stock of $0.06 on December 31, 2008 (the last business day of 2008).

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

	Executive	Registrant		Aggregate	Aggregate
	Contributions in	Contributions	Aggregate	Withdrawals/	Balance
	2008	in 2008	Earnings in 2008	Distributions	at 12/31/08
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

CURRENT 2008 NEOS:
Pattiz	—	—	$(25,127)	—	$781
Sherwood	—	—	—	—	—
Hillman	—	—	—	—	—
Marshall	—	—	—	—	—
FORMER 2008 NEOS:
Beusse	—	—	—	—	—
Kosann	—	—	—	—	—
Yusko	—	—	—	—	—
Gregrey	—	—	—	—	—

(1)	As disclosed above under the heading “Right to Defer; Mandatory Deferral in 2005,” only certain named executive officers and directors have received RSUs which gives the recipient/participant the right to defer the receipt/payment of the restricted stock underlying such awards. As previously discussed, any RSU awarded in 2005 was automatically deferred by the Company. Beginning in 2006, the decision whether to defer a RSU award was given to participants. Since 2005, no RSU awards have been deferred by any recipient, with the exception of the RSU award made to Mr. Dennis on September 22, 2008.

Employment Agreements

General

The Company has written employment agreements with each of the NEOs, the material terms of which are set forth below. These summaries do not purport to be exhaustive and you should refer to the actual agreements for a more detailed description of the terms. As indicated below, all of the employment agreements contain non-

competition and non-solicitation provisions which extend after the termination of such agreements for the period indicated below.

More detailed terms and provisions of equity compensation held by the following NEOs can be located in the table entitled “Outstanding Equity Awards At 2008 Fiscal Year-End” which appears above. As described above, Mr. Yusko’s employment with the Company ceased on September 16, 2007 and accordingly he is listed in the subsection denoted “Former NEOs”, along with Mr. Kosann, who ceased to be the Company’s CEO on January 8, 2008, Mr. Beusse who ceased to be the Company’s CEO on October 20, 2008 and Mr. Gregrey who ceased to be the Company’s EVP, Network Sales on September 19, 2008.

Defined Terms: Cause, Good Reason, Change in Control

When terms such as “cause,” “good reason” or “cause event” (for Messrs. Sherwood and Beusse only), or “change in control” (also, an “event of change” and “partial event of change” for Mr. Pattiz) are used, for a complete description of such terms, please refer to such NEO’s employment agreement. Generally speaking, with limited exceptions, NEOs are terminable for cause (referred to as a cause event in the case of Messrs. Sherwood and Beusse) if they have: (1) failed, refused or habitually has neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of the Company’s internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to the Company’s reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days (or 120 non-continuous days in a 12-month period with respect to Mr. Marshall); (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing. Mr. Pattiz’s definition of “cause” is described below. Each of Messrs. Sherwood’s, Marshall’s and Beusse’s employment agreement has a “good reason” termination, which is described below. When reference is made to a “change in control,” the 2005 Plan meaning is used, except in the case of Messrs. Pattiz and Beusse as indicated under the heading “Payments upon Change in Control” which appears below.

Mr. Pattiz, Chairman

•	Term expires June 15, 2009; provided, that if the Company does not renew the agreement, Mr. Pattiz will continue as a part-time employee and/or consultant (at the Company’s option) through November 30, 2015.

•	Annual salary of $400,000.

•	Annual grant of an option to purchase 25,000 shares of Common Stock and 8,333 RSUs on December 1, 2005, December 1, 2006 and December 3, 2007 (such grant right expired on December 3, 2007).

•	In connection with the execution of Amendment 3 to his employment agreement (effective January 8, 2008) and Mr. Pattiz’s agreement to continue to provide services in connection with the Company’s hiring of a new CEO, Mr. Pattiz received an option to purchase 250,000 shares of Common Stock that generally vests in equal one-third increments on January 8, 2009, 2010 and 2011 except in the case of certain termination events and change in control as described below (the “2008 Stock Option”).

•	Terminable by Mr. Pattiz upon 90 days’ written notice to the Company (or 30 days in the event of a material breach); terminable by the Company only in the event of death, permanent and total disability, or for cause upon 90 days’ written notice.

•	For purposes of Mr. Pattiz’s employment agreement, “cause” is defined as “willful commission of a material act (which first occurs during the term of the agreement) of fraud or gross misconduct having a material adverse effect upon the Company’s business or competition by Mr. Pattiz in violation of his non-compete or fair competition provision which is not cured within a 90-day period”.

•	If Mr. Pattiz is terminated without cause or if Mr. Pattiz terminates his employment due to an adverse change in his title as Chairman, in each case, prior to January 8, 2009, one-third (1/3) of the 2008 Stock Option (i.e., 83,333 shares underlying the stock option) will vest immediately as of the date of such termination and will be exercisable until ninety days following the earlier of Mr. Pattiz’s voluntary termination of service and November 30, 2015. Upon a change in control, the 2008 Stock Option will become fully vested.

•	If Mr. Pattiz is declared permanently and totally disabled (including by reason of death) and unable to perform his duties, the Company will continue his compensation (base salary and cash incentive compensation) for 12 months and thereafter, 75% of his annual salary for the remainder of the term of the agreement. In addition, for the remainder of the term, he will continue to be eligible to participate in employee benefit plans of the Company.

•	The Company will continue to engage Mr. Pattiz as a part-time employee and/or consultant (at the Company’s option) through November 30, 2015, or such earlier time as Mr. Pattiz voluntarily terminates his services with the Company (such period, the “Continued Engagement Period”). Mr. Pattiz’s stock options will continue to vest during the Continued Engagement Period.

•	If after the occurrence of an “event of change,” the Company terminates Mr. Pattiz’s employment, he will continue to receive salary compensation (base salary and cash incentive compensation) he would have been entitled to for the remainder of the term. An “event of change” includes certain significant ownership changes with the Company such as a dissolution, merger or sale of all or substantially all of the Company’s assets.

•	If any remuneration to Mr. Pattiz in any given year would not be deductible under Code Section 162(m) and would result in non-deductible payments of over $1 million in any one year, such excess would be deferred until the first year payment of such excess amount would not result in non-deductible remuneration of over $1 million in such year.

•	Non-compete: the non-competition and unfair competition provisions of Mr. Pattiz’s employment agreement will cease to apply to Mr. Pattiz upon the earlier of: (x) June 15, 2009 and (y) the effective date of Mr. Pattiz’s termination prior to the expiration of the term (the “Non-Compete End Date”). During the Continued Engagement Period, Mr. Pattiz’s non-solicitation obligations will be limited to prohibit Mr. Pattiz from soliciting, employing, hiring or engaging employees, consultants and voice talent who are providing services to the Company or its related entities on the Non-Compete End Date.

Mr. Sherwood, Chief Financial Officer (effective September 17, 2008) and President (effective October 20, 2008)

•	Term expires on September 17, 2010.

•	Annual salary of $600,000, with potential annual increases of up to 5% in the sole and absolute discretion of the Committee.

•	Discretionary annual bonus of up to $400,000 for each of 2008 (pro rated), 2009 and 2010 (pro rated), in the sole and absolute discretion of the Board or the Committee or their designee.

•	Mr. Sherwood received a signing bonus of $15,000.

•	On September 17, 2008, Mr. Sherwood received an option to purchase 600,000 shares of Common Stock (“Signing Award”) and on October 20, 2008 (upon his election as President), Mr. Sherwood received an option to purchase 150,000 shares of Common Stock.

•	Mr. Sherwood is eligible to receive additional equity compensation beginning in 2010.

•	If Mr. Sherwood continues to be employed by the Company after the term, the agreement is terminable by either party upon 30 days’ written notice (the Company will provide Mr. Sherwood with 90 days’ prior written notice if it does not wish to renew or extend the agreement).

•	Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Sherwood upon prior written notice (given within 30 days after the event giving rise to the good reason if the Company fails to cure within 30 days after notice) to the Company for good reason.

•	For purposes of Mr. Sherwood’s employment agreement, “good reason” is: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary.

•	If terminated by the Company for any reason other than for a cause event, or by Mr. Sherwood for good reason, Mr. Sherwood will receive (in addition to Sherwood Accrued Amounts (see next bullet point)): (x) one times his base salary, payable in equal periodic installments for one year following his termination; (y) the pro rata portion of his 2010 discretionary bonus to the extent such termination occurs in 2010; and (z) payment of his premiums by the Company for continued coverage under COBRA for twelve (12) months after his termination, or such earlier time until he ceases to be eligible for COBRA or becomes eligible for coverage under the health insurance plan of a subsequent employer.

•	If terminated by the Company for any reason other than for a cause event in the first year of the term or for any reason other than for a cause event in connection with a change in control, 1/3 of his Signing Award would immediately vest as of the date of termination.

•	If terminated for a cause event (with the exception of clause (ii) which shall not apply in such instance) or due to his death or disability, or if Mr. Sherwood terminates without good reason, Mr. Sherwood is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) any annual bonus earned but not yet paid for any completed full calendar year immediately preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iv) any entitlement under employee benefit plans and programs (collectively, “Sherwood Accrued Amounts”). If Mr. Sherwood is terminated for a cause event, all equity awards will be forfeited except for exercised stock options.

•	If terminated by the Company by the Company for any reason other than for a cause event or by Mr. Sherwood for good reason in connection with a change in control, Mr. Sherwood will receive (x) the lesser of: (i) one times his base salary or (ii) his base salary for the duration of the employment term; and (y) the pro rata portion of his 2010 discretionary bonus to the extent such termination occurs in 2010.

•	Non-compete: If Mr. Sherwood is terminated, then for the Restricted Period, Mr. Sherwood may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Sherwood, the “Restricted Period” is a period equal to: (i) the one year period for which he receives severance after his date of termination if he is terminated for a reason other than for a cause event or he terminates his employment for good reason; or (ii) the original scheduled term of his employment (with shall not be less than 90 days after his termination) if Mr. Sherwood is terminated for a cause event (i.e., cause, by Mr. Sherwood without good reason or by death or disability).

Generally speaking, in the case of Messrs. Sherwood, Beusse, Yusko, Hillman, Marshall and Gregrey, a “Restricted Activity” consists of: (i) providing services to a traffic, news, sports, weather or other information report gathering or broadcast service or to a radio network or syndicator, or any direct or indirect competitor of the Company or its affiliates; (ii) soliciting client advertisers of the Company or its affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide traffic, news, weather, sports or other information report gathering or broadcast services or national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities. Mr. Marshall’s employment agreement contains certain express carveouts to such definition, which are noted below in the summary description of his employment agreement.

Mr. Hillman, Chief Administrative Officer; EVP, Business Affairs and General Counsel

•	Term expires December 31, 2009.

•	Annual salary of $350,000 (through July 15, 2007); $400,000 (effective July 16, 2007); $425,000 (2008) and $450,000 (2009).

•	Retention bonus of $100,000, earned during the period from January 1, 2006 to December 31, 2008 (subject to repayment in the event of Mr. Hillman’s breach of the employment agreement);

•	Discretionary annual bonus eligibility valued at up to $135,000 (2007) and $150,000 (2008), each in the sole and absolute discretion of the Board or the Committee or their designee (none specified for 2009).

•	Management to recommend to the Committee an equity compensation grant equal to an option to purchase 85,000 shares of Common Stock (2006) and an option to purchase 75,000 shares of Common Stock (2007).

•	In connection with his promotion to CAO and execution of the second amendment to his employment agreement, Mr. Hillman received 15,000 shares of restricted stock which will vest in equal one-half increments over a two-year period on July 10, 2008 and 2009.

•	Terminable by the Company at any time upon written notice; terminable automatically upon Mr. Hillman’s death or loss of legal capacity.

•	If Mr. Hillman continues to be employed by the Company after the term, the agreement is terminable by either party upon 90 days’ written notice.

•	In the event of termination without cause, Mr. Hillman will receive his base salary for the remainder of the term and any earned but unpaid discretionary bonus.

•	If Mr. Hillman is terminated for cause or upon death or loss of legal capacity, Mr. Hillman shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•	Non-compete: If Mr. Hillman is terminated, he may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates for a period of one year from and after the term.

Mr. Marshall, EVP, Business Affairs & Strategic Development (effective as of April 14, 2008)

•	Term expires April 14, 2011.

•	Annual salary of $375,000 for each year of the term, with potential annual increases of up to 5% in the sole and absolute discretion of the Committee.

•	Discretionary annual bonus valued at up to $250,000, in the sole and absolute discretion of the Board or the Committee or their designee.

•	On April 14, 2008, Mr. Marshall received an option to purchase 300,000 shares of Common Stock (“Signing Award”).

•	Mr. Marshall received a signing bonus of $75,000 to compensate him for costs associated with closing his law firm.

•	If Mr. Marshall continues to be employed by the Company after the term, the agreement is terminable by either party upon 30 days’ written notice (the Company will provide Mr. Marshall with 90 days’ prior written notice if it does not wish to renew or extend the agreement).

•	Agreement terminates automatically in the event of death or Mr. Marshall’s loss of legal capacity; terminable by the Company at any time upon written notice; terminable by Mr. Marshall upon prior written notice (given within 30 days after the event giving rise to the good reason if Company fails to cure within 30 days of notice) to the Company for good reason.

•	For purposes of Mr. Marshall’s employment agreement, “good reason” means a material portion of his duties are withdrawn or significantly diminished.

•	If terminated by the Company for any reason other than for cause, death or loss of legal capacity, or in connection with a change in control, or by Mr. Marshall for good reason, Mr. Marshall will receive (in addition to Marshall Accrued Amounts (see next bullet point)): (A) the lesser of: (x) his base salary through the end of the term (i.e., April 14, 2011) or (y) two times his base salary, payable in equal periodic installments for two years following his termination; and (B) (x) if terminated in the first year of his term, 1/3 of his Signing Award would immediately vest and (y) if terminated thereafter, any equity compensation previously awarded to him (including the Signing Award) would vest and become exercisable on a pro rata basis based on the number of days in such year of his employment term (i.e., measured 4/14 to 4/13) for which Mr. Marshall was employed.

•	If terminated for cause, death or disability, or if Mr. Marshall terminates without good reason, Mr. Marshall is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iii) any present entitlement under employee benefit plans and programs (collectively, “Marshall Accrued Amounts”). All equity awards, whether vested or unvested, will be forfeited except for any exercised stock options.

•	Non-compete: If Mr. Marshall is terminated, for the Restricted Period, Mr. Marshall may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Marshall, the “Restricted Period” is a period equal to: (i) the one year period for which he receives severance after his date of termination if he is terminated for a reason other than for cause or he terminates his employment for good reason; or (ii) the original scheduled term of his employment (with shall not be less than 90 days after his termination) if he is terminated for cause (i.e., cause, by Mr. Marshall without good reason or by death or disability). For Mr. Marshall, “Restricted Activity” expressly excludes his serving on the board of directors of Traffic Scan Network, Inc., a Louisiana corporation which provides traffic and news reports to radio and television stations in the Baton Rouge, Lafayette and Alexandria, Louisiana markets, of which Mr. Marshall is the majority owner; provided, such business does not expand into markets which are competitive with Metro Networks.

Former NEOs (NEOs during 2008, but no longer with the Company)

Mr. Beusse, Chief Executive Officer and President (through October 20, 2008)

•	Term expires on January 8, 2011.

•	Annual salary of $700,000.

•	Discretionary annual bonus of up to 100% of his annual salary ($700,000) for each of 2008, 2009 and 2010, as determined by the Committee, provided that Mr. Beusse will receive a minimum annual bonus of not less than $300,000 for 2008.

•	On January 8, 2008, Mr. Beusse received options to purchase an aggregate of 1,000,000 shares of Common Stock in two grants: 500,000 options were granted under the 2005 Plan, the other 500,000 options were issued outside the 2005 Plan as a “material inducement grant” pursuant to NYSE rules.

•	In each of calendar years 2009 and 2010, Mr. Beusse shall receive an option to purchase up to 625,000 shares of Common Stock based on the achievement of performance goals for the prior calendar year;

•	If Mr. Beusse continues to be employed by the Company after the term, the agreement is terminable by either party upon 90 days’ written notice;

•	Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Beusse upon prior written notice (given within 90 days after the event giving rise to the good reason if Company fails to cure within 30 days after notice) to the Company for good reason.

•	For purposes of Mr. Beusse’s employment agreement, “good reason” is: (1) a material diminution in his authority, duties or responsibilities or diminution in title, including loss of his directorship; (2) a material diminution in his base salary; (3) any relocation of his principal place of employment beyond 50 miles of its current location; or (4) any material breach of the Company’s obligations under his employment agreement.

•	If terminated by the Company for any reason other than a cause event, or by Mr. Beusse for good reason prior to a change in control, Mr. Beusse will receive, in addition to Accrued Amounts (see next bullet point): (i) continued payment of an amount equal to two times the sum of: (x) his base salary plus (y) $250,000 (i.e., $1,900,000, in the aggregate), payable in equal periodic installments for two years following his termination (the “Severance Period”); (ii) his minimum 2008 bonus ($300,000) to the extent not already paid as of the date of termination; and (iii) payment of his premiums by the Company for continued coverage under COBRA until the earliest of: (x) the end of the Severance Period; (y) 18 months after his termination or such earlier time until he ceases to be eligible for COBRA; or (z) he becomes eligible for coverage under the health insurance plan of a subsequent employer.

•	If terminated for a cause event (with the exception of clause (ii) which shall not apply in such instance), death or disability, or if Mr. Beusse terminates without good reason, Mr. Beusse is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) any annual bonus earned but not yet paid for any completed full calendar year immediately preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iv) any present entitlement under employee benefit plans and programs (collectively, “Accrued Amounts”).

•	Non-compete: If Mr. Beusse is terminated, for the Restricted Period, Mr. Beusse may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Beusse, the “Restricted Period” is a period equal to the two year period for which he receives severance if he is terminated for a reason other than for a cause event or good reason (i.e., for cause, by Mr. Beusse without good reason or by death or disability) or (ii) one year from the date of termination if Mr. Beusse is terminated for a reason other than for a cause event or by Mr. Beusse for good reason.

Mr. Kosann, Chief Executive Officer and President (through January 8, 2008)

Because Mr. Kosann’s employment agreement was with CBS Radio, a summary of his employment agreement is not included in this report. Please see the section entitled “Certain Relationships and Related Transactions” for a description of the Management Agreement between the Company and CBS Radio, pursuant to which CBS Radio provided to the Company the services of Mr. Kosann.

Mr. Yusko, CFO and Principal Accounting Officer (through September 16, 2008)

•	Term expires July 16, 2010.

•	If Company fails to provide written notice on or prior to January 15, 2010 of its intention to terminate the agreement effective July 16, 2010, Mr. Yusko may elect to extend the term through and including July 16, 2011.

•	Annual salary of $450,000, $475,000 and $500,000, respectively for each year of the term (measured from July 16 to July 15 of each year).

•	Discretionary annual bonus valued at up to (i) $315,000 (2007), (ii) $332,500 (2008) and (iii) $350,000 (beginning in 2009), as determined by the Committee; provided that Mr. Yusko will receive a minimum discretionary bonus valued at not less than $100,000 for 2007.

•	If the term is extended through July 16, 2011, the annual salary and discretionary bonus shall not be less than the annual salary and discretionary bonus as of July 15, 2010.

•	Mr. Yusko received as a signing bonus, a cash payment of $100,000 payable in accordance with normal payroll practices through July 15, 2009 and 15,000 shares of restricted stock (with two year vesting on July 16, 2008 and 2009).

•	On July 16, 2007, Mr. Yusko received 50,000 shares of restricted stock and an option to purchase 75,000 shares of Common Stock.

•	Terminable by the Company for cause at any time upon written notice; terminable automatically upon Mr. Yusko’s death or loss of legal capacity; terminable by Mr. Yusko upon 30 days’ written notice if a change of control occurs and Mr. Yusko is no longer the Company’s CFO or a material portion of his executive duties are withdrawn or significantly diminished (“CIC Termination”).

•	In the event Mr. Yusko’s employment is terminated by the Company other than for cause or due to his death or loss of legal capacity or he is terminated due to a CIC Termination, Mr. Yusko will receive his base salary for the remainder of the term payable in accordance with normal payroll practices and any unvested portion of the equity compensation awarded to Mr. Yusko in July 2007 (i.e., 65,000 shares of restricted stock and 75,000 stock options) would vest immediately upon the effective date of termination.

•	If Mr. Yusko is terminated for cause or upon death or loss of legal capacity, Mr. Yusko shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•	Non-compete: If Mr. Yusko is terminated, regardless of cause, the Company may elect, in consideration for $200,000 payable in accordance with the Company’s normal payroll practices, that Mr. Yusko not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates for a period of six months from and after the term.

Mr. Gregrey, EVP, Network Sales (on August 7, 2008, Mr. Gregrey was notified that his employment was being terminated effective September 19, 2008)

•	Term expires April 1, 2009.

•	Annual salary of $345,050 (2006); $370,050 (2007); $395,050 (2008) and $420,050 (2009).

•	Retention bonus of $100,000, earned during the period from January 1, 2006 to April 1, 2009 (subject to repayment in the event of Mr. Gregrey’s breach of the employment agreement).

•	Discretionary annual bonus eligibility valued at up to $250,000 in the sole and absolute discretion of the Board or the Committee or their designee, subject to a 10% annual increase at the discretion of management and the Board.

•	Management to recommend to the Committee an equity compensation grant in 2006 equal to an option to purchase 20,000 shares of Common Stock and 15,000 shares of restricted stock (not specified for future years).

•	If Mr. Gregrey continues to be employed by the Company after the term, the agreement is terminable by either party upon 30 days’ written notice.

•	In the event of termination without cause, Mr. Gregrey will receive his base salary for the remainder of the term paid in accordance with payroll practices and any earned but unpaid discretionary bonus.

•	Terminable by the Company with or without cause at any time upon written notice; terminable automatically upon Mr. Gregrey’s death or loss of legal capacity.

•	If Mr. Gregrey is terminated for cause or upon death or loss of legal capacity, Mr. Gregrey shall be entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•	Non-compete: If Mr. Gregrey is terminated, regardless of cause, the Company may elect, in consideration for three months of salary payable in accordance with the Company’s normal payroll practices, that Mr. Gregrey not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates for a period of six months from and after his last day of employment under the agreement.

Potential Payments upon Termination or Change in Control

The Company has employment agreements with Messrs. Pattiz and Marshall that require it to make payments upon a change in control as described below. Since Mr. Beusse’s, Mr. Kosann’s, Mr. Yusko’s and Mr. Gregrey’s employment has terminated, provisions related to payments to be made upon their termination are no longer applicable and are not summarized below. However, the terms of their severance arrangements are summarized below. In addition, while Mr. Kosann was employed by CBS Radio, the Company awarded Mr. Kosann discretionary equity compensation during his tenure as President and CEO. Accordingly, the value of the equity compensation payable by the Company upon a termination following a change in control is included below for Mr. Kosann under the heading “Change in Control — All NEOs.” While during Mr. Kosann’s tenure as President and CEO, the Company was not responsible for the payment of Mr. Kosann’s base salary and discretionary bonus, or any other cash payments to Kosann upon his termination or a change of control (except for certain severance payments as described in the Master Agreement and below), the amounts payable to Mr. Kosann by CBS Radio upon Mr. Kosann’s termination under the terms of his employment agreement with CBS Radio are included herein. In accordance with SEC requirements, the potential payouts described below upon: (1) termination or change in control, (2) death or disability or (3) termination without cause, assume a termination or change in control on December 31, 2008. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description of such amounts.

Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements
(assuming a termination occurred on December 31, 2008)

Name	Termination Scenario	Amount Payable	Equity Compensation(1)

Pattiz	Death/Disability(2)	$400,000	—
	For Cause	Accrued (but unpaid) salary/benefits	—
	Without Cause	$183,333	$0 (1/3 of Jan. 2008 award vests)
	Change in Control(3)	$183,333	$0 - Event of Change; $0 - Partial Event of Change; $1,282 - Change in Control (all outstanding equity awards vest upon termination) (3) (4)
Sherwood	For Cause; Not Good Reason; Death/Disability	Accrued (but unpaid) salary/benefits(5)	—
	Without Cause; For Good Reason	$612,425(6)	$0 (1/3 of Sept. 2008 award vests)
	Change in Control(3)	$612,425(6)	$0 (all outstanding equity awards vest upon termination)
Hillman	For Cause; Not Good Reason; Death/Disability	Accrued (but unpaid) salary/benefits	—
	Without Cause	$450,000	—
	Change in Control(3)	—	$1,787 (all outstanding equity awards vest upon termination)
Marshall	For Cause; Not Good Reason; Death/Disability	Accrued (but unpaid) salary/benefits	—
	Without Cause; For Good Reason	$750,000	$0 (1/3 of April 2008 award vests)
	Change in Control(3)	$750,000	$0 (all outstanding equity awards vest upon termination)

(1)	The values ascribed to equity compensation awards and listed in the table above as well as in the paragraphs below relating to payments to NEOs upon different termination events are the actual value to the executive if such had been paid on the last business day of 2008, which is different than the theoretical value at grant for equity awards. Stock options only have value to an executive if the stock price of our Common Stock increases after the date the stock options are granted, and such value is measured by the increase in the stock price (which is the value shown in the table above). This is different from the values listed in the compensation tables above (i.e., Summary Compensation Table, Grants of Plan-Based Awards in 2008, Outstanding Equity Awards at 2008

Fiscal Year-End, Options Exercised and Stock Vested) which represent amounts expensed by the Company in accordance with 123R as discussed in the footnotes to such tables.

(2)	Only Mr. Pattiz (or his estate) receives a severance payment in excess of accrued salary/benefits in the event of death or disability. He will also remain eligible to participate in the Company’s employee benefit plans for the remainder of the term.

(3)	As described elsewhere in this report, pursuant to the terms of the 2005 Plan, the equity compensation of any employee (including NEOs) terminated within 24 months of a change in control will vest immediately upon his/her termination. In the case of Messrs. Sherwood and Marshall, amounts (other than those listed for equity compensation as described above) are payable only upon if a NEO is terminated in connection with a change in control. All stock options held by NEOs are currently underwater and accordingly, have no value. Messrs. Pattiz and Hillman, unlike Messrs. Sherwood and Marshall, own restricted stock and/or RSUs which have the value indicated above based on a per share closing price of $0.06 on the NYSE for the Common Stock on December 31, 2008.

(4)	Mr. Pattiz’s agreement also refers to an event of change and partial event of change (such terms are defined below) in which case certain additional provisions apply. In the case of Mr. Pattiz only, his 2008 stock option vests upon a change in control. For purposes hereof, we have assumed Mr. Pattiz is terminated within 24 months of a change in control.

(5)	Such includes in the case of Mr. Sherwood only, any annual discretionary bonus earned for any completed calendar year of employment but not yet paid at the time of termination except with respect to a termination due to a cause event.

(6)	Includes $12,425 associated with 12 months of COBRA coverage.

Payments upon Change in Control

Event of Change — Mr. Pattiz

In Mr. Pattiz’s case, if an “event of change” (as such term is defined in Section 8.2 of his employment agreement) occurs and the Company terminates either Mr. Pattiz or his employment agreement, Mr. Pattiz shall continue to receive his salary through the end of the term of his employment agreement. In such event, if the event of change did not also constitute a “change in control” (as such term is defined in Mr. Pattiz’s employment agreement and described below), Mr. Pattiz would be entitled to exercise, immediately upon his election, all of his outstanding options granted in April 1998, which have a value of $0 on December 31, 2008 (based on a per share closing stock price on the NYSE for the Common Stock of $0.06 on December 31, 2008). If Mr. Pattiz had been terminated in connection with an event of change on December 31, 2008, Mr. Pattiz would be entitled to his base salary through June 15, 2009 which in the aggregate equals $183,333 payable in accordance with the Company’s normal payroll practices. In the case of an event of change which does not also constitute a change in control, no other equity compensation would be subject to accelerated vesting.

Partial Event of Change — Mr. Pattiz

If, instead of an event of change, a “partial event of change” (which occurs if there is a reduction in the per share voting power of the Class B stock held by Mr. Pattiz, which reduction is not caused by Mr. Pattiz, or agreed to by him as a member of the Board) had occurred, Mr. Pattiz would be entitled, in lieu of the foregoing, to exercise, immediately upon his election one-half of his outstanding stock options granted in April 1998, which would have a value $0 on December 31, 2008.

Change in Control — Mr. Pattiz

Under Mr. Pattiz’s employment agreement, upon a change in control, all of his stock options awarded in 2008 vest, which options would have a value of $0 on December 31, 2008 (based on a per share closing stock price on the NYSE for the Common Stock of $0.06 on December 31, 2008). If additionally, Mr. Pattiz were terminated within 24 months of such event, all of his unvested equity compensation would vest, which equity compensation would have a value of $3,333, all of which would be the value of Mr. Pattiz’s outstanding, unvested RSUs and restricted stock.

Under Mr. Pattiz’s employment agreement, for purposes of his employment agreement and certain benefits to which he would be entitled to under Section 12 of the 2005 Plan, a “change in control” has such meaning as set forth in the 2005 Plan, except that clause (i) of the 2005 Plan definition will instead mean: “the acquisition by any person of 50% or more of the outstanding Common Stock or any person that controls, is controlled by or is under common control within the Company or other than a “non-qualifying business combination’ (as defined in his employment agreement)”.

Change in Control — Mr. Sherwood

If, in connection with a change in control (as defined in the 2005 Plan), Mr. Sherwood had been terminated on December 31, 2008, Mr. Sherwood would have received $600,000 (his base salary for one year) payable in accordance with the Company’s normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Sherwood prior thereto (i.e., stock options to purchase 750,000 shares in the aggregate) would have vested immediately upon the effective date of termination.

Change in Control — Mr. Marshall

If, in connection with a change in control (as defined in the 2005 Plan), Mr. Marshall had been terminated on December 31, 2008, Mr. Marshall would have received $750,000 (his base salary for two years) payable in accordance with the Company’s normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Marshall prior thereto (i.e., a stock option to purchase 300,000 shares) would have vested immediately upon the effective date of termination.

Change in Control — All NEOs

If a change in control occurred and any of Messrs. Pattiz, Sherwood, Hillman and Marshall (or Messrs. Beusse, Kosann, Yusko and Gregrey when employed by the Company) was terminated in connection therewith within a twenty-four month period, each individual’s outstanding unvested options, restricted stock and RSUs granted under the 2005 Plan (or the 1999 Plan if such grants were made in or after March 2008 in accordance with certain terms of the 2005 Plan) would immediately vest. Assuming such change in control and termination occurred on December 31, 2008 (the last business day of the year), the value of the equity compensation payable to each of Messrs. Pattiz, Sherwood, Hillman and Marshall would be: $1,282, $0, $1,787 and $0, respectively. All such values are based on a per share closing stock price on the NYSE for the Common Stock of $0.06 on December 31, 2008. Of the foregoing values for Messrs. Pattiz, Sherwood, Hillman and Marshall, none is ascribed to the stock options held by such individuals as all of the options held by such NEOs are “underwater” (i.e., the exercise price of such stock options exceed the current Common Stock price).

Payments upon Disability or Death

As part of the Company’s employment agreement with its NEOs, the following terms are in effect in the event of such officer’s disability or death. In the event of death or disability, the NEOs would be entitled to the following payments:

•	Mr. Pattiz: In the event of permanent and total disability (including death), Mr. Pattiz (or his estate) will receive his base salary for the following twelve months. He will continue to receive Company benefits and would be entitled to exercise his equity compensation as described elsewhere in this report. Assuming Mr. Pattiz had become disabled on December 31, 2008, Mr. Pattiz would be entitled to 100% of his base salary, or $400,000, payable in accordance with the Company’s normal payroll practices.

•	Messrs. Sherwood, Hillman and Marshall. In the event of their death or disability, each of Messrs. Sherwood, Hillman and Marshall (or their estates in the case of death) are entitled to any accrued and unpaid salary and any then entitlement under employee benefit plans and stock options, subject to reduction for any disability payments made under the Company’s policies.

Payments upon Termination Without Cause or For Good Reason

If any NEO were terminated without cause or terminates for good reason, as applicable on December 31, 2008, the following amounts would be payable by the Company:

•	Mr. Pattiz: no provision regarding a severance payment due upon termination without cause is included in Mr. Pattiz’s employment agreement, however, the Company estimates the amount payable in such event would be base salary through June 15, 2009 in the aggregate amount of $183,333 payable in accordance with the Company’s normal payroll practices. Additionally, assuming a termination without cause occurred on December 31, 2008 (the last business day of the year), 1/3 of Mr. Pattiz’s January 2008 stock award (a stock option to purchase 250,000 shares) would vest immediately upon the effective date of termination. The value of such equity compensation payable to Mr. Pattiz would be $0 as the stock option is underwater.

•	Mr. Sherwood: $600,000 (one times his base salary) payable in accordance with the Company’s normal payroll practices, 1/3 of the stock option awarded to Mr. Sherwood on September 17, 2008 (i.e., stock option to purchase 600,000 shares in the aggregate) would vest immediately upon the effective date of termination and Mr. Sherwood would be entitled to receive Company payment of his premiums for continued coverage under COBRA for 12 months after his termination. Assuming a termination without cause occurred on December 31, 2008 (the last business day of the year), the value of the equity compensation payable to Mr. Sherwood would be $0 (as Mr. Sherwood only owns stock options which are underwater).

•	Mr. Hillman: $450,000 (base salary through December 31, 2009, the end of the term) payable in accordance with the Company’s normal payroll practices.

•	Mr. Marshall: $750,000 (two times his base salary) payable in accordance with the Company’s normal payroll practices and 1/3 of the stock option awarded to Mr. Marshall on April 14, 2008 (i.e., stock option to purchase 300,000 shares of Common Stock) would immediately vest. The value of such equity compensation payable to Mr. Marshall would be $0 as the stock option is underwater.

Current Severance Arrangements with 2008 NEOs

As previously disclosed in Form 8-K filings with the SEC, the Company has agreed to the following severance arrangements for executives who were NEOs in 2008:

•	Mr. Kosann (employment terminated January 8, 2008): Under the terms of the previously disclosed arrangement between CBS Radio and the Company, if Mr. Kosann was involuntarily terminated as CEO of the Company other than for cause prior to a specified termination date and prior to the filing of a definitive proxy statement by the Company in connection with the overall Westwood-CBS Radio deal (as was the case), the Company would reimburse CBS Radio for one-half of Mr. Kosann’s salary continuation through December 31, 2008 and for one-half of Mr. Kosann’s 2007 bonus payment (which total bonus payment shall be a minimum of $150,000). Under this arrangement, the Company paid $402,092 to CBS Radio in 2008 and has no further monetary obligations to Mr. Kosann.

•	Mr. Beusse (employment terminated October 20, 2008): In accordance with the terms of Mr. Beusse’s employment agreement and as provided in Mr. Beusse’s separation agreement, dated as of October 30, 2008, upon termination Mr. Beusse was entitled to receive, and the Company agreed to pay Mr. Beusse, an amount equal to an aggregate of $1,900,000 (i.e., two times the sum of (i) his base salary of $700,000 plus (ii) $250,000) payable in equal periodic installments for two years following his resignation (i.e., through October 20, 2010). Also in accordance with the terms of his employment agreement, Mr. Beusse will receive his minimum guaranteed bonus for 2008 of $300,000 at the time other bonuses for senior executives are paid and he is eligible to receive continued health benefits (COBRA) at the active employee rate for a period of eighteen months. Additionally, options to purchase 333,333 shares of Common Stock (out of an aggregate grant of options to purchase 1,000,000 shares of Common Stock awarded to him on his date of hire) immediately vested on October 20, 2008 but expired on January 18, 2009 and were never exercised (given they were underwater). In connection with the forgoing payments, Mr. Beusse executed a fully effective waiver and general release substantially in the form attached as Exhibit A to his employment agreement and agreed to abide by the restrictive covenants in his employment agreement through October 20, 2010.

•	Mr. Yusko (employment terminated September 16, 2008): Pursuant to the terms of Mr. Yusko’s employment agreement, Mr. Yusko is continuing to receive his base salary of $475,000 (which increases to $500,000 on July 16, 2009) through July 16, 2010, the original expiration date of his employment agreement. Additionally, the unvested portion of the 65,000 shares of restricted stock and stock options to purchase in the aggregate 75,000 shares of Common Stock which were awarded at the time of Mr. Yusko’s employment immediately vested on September 18, 2008 (the termination date). The stock options expired on December 18, 2008 and were never exercised (given such were underwater). Mr. Yusko also received COBRA benefits from the date of his termination through December 31, 2008.

•	Mr. Gregrey (notice of termination given August 7, 2008 and effective September 19, 2008): Pursuant to the terms of Mr. Gregrey’s employment agreement, Mr. Gregrey was entitled to receive, and the Company agreed to pay Mr. Gregrey, his base salary of $420,050 through April 1, 2009, the original expiration date of his employment agreement. However, pursuant to a settlement agreement, dated as of September 24, 2008, the Company and Mr. Gregrey agreed that Mr. Gregrey’s employment would be terminated effective September 19, 2008. In connection with the execution of such release, the Company agreed to pay Mr. Gregrey $170,100 in two installments: (i) $145,100 no later than October 3, 2008 (since paid) and (ii) $25,000 no later than March 31, 2009. Pursuant to the terms of the settlement agreement, Mr. Gregrey agreed to abide by the restrictive covenants in his employment agreement through March 31, 2009.

DIRECTOR COMPENSATION

The following table sets forth the compensation for the Company’s directors who served during the year ended December 31, 2008. Directors who are listed under the headings “former directors” or “former directors and executive officers” were directors for all or part of 2008, but have since resigned as directors of the Company. The cash compensation listed below reflects the significant activity in 2008 relating to the Company’s new arrangement with CBS Radio, which resulted in the termination of the Management Agreement (March 2008) and the hiring of a new CEO (January 2008); the strategic review process which culminated in the Gores investments in March and June 2008 and the Company’s refinancing process, which intensified in the fourth quarter of 2008.

						Change in
						Pension
					Non-Equity	Value and
	Fees				Incentive	Nonqualified
	Earned or	Stock		Option	Plan	Deferred	All Other
	Paid in Cash	Awards		Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)		($)	($)	Earnings	($)	($)
(a)	(b)	(c)(5)		(d)(5)(6)	(e)	(f)	(g)	(h)

Current directors:
Carnesale	$91,875	$107,059		—	—	—	—	$198,934
Dennis	$161,875	$77,296		$26,007	—	—	—	$265,178
Honour(3)	$35,000	—		—	—	—	—	$35,000
Little	$150,000	$126,784		—	—	—	—	$276,784
Ming	$160,000	$93,552		—	—	—	—	$253,552
Nunez	$25,625	$36,250			—	—	—	$61,875
Pattiz(1)	$—	—		—	—	—	—	—
Smith	$94,375	$184,446	(7)	$26,007	—	—	—	$304,828
Stone(3)	$35,000	—		—	—	—	—	$35,000
Weingarten(3)	$35,000	—		—	—	—	—	$35,000
Former directors:(2)							—
Berger(3)	$—	—		—	—	—	—	—
Greenberg	$63,125	$116,860		$42,293	—	—	—	$222,278
Former directors and executive officers:(2)(4)
Beusse(1)	$—	—		—	—	—	—	—
Kosann(1)	$—	—		—	—	—	—	—

(1)	As employees of the Company, Mr. Kosann did not, and Mr. Pattiz does not, receive compensation in addition to that specified in their employment agreements for acting as directors. Please refer to the summary compensation table above for a description of such individuals’ compensation as employees. Mr. Beusse became a director on January 8, 2008 in connection with his appointment as President and CEO. Mr. Beusse did not receive compensation in addition to that specified in his employment agreement for acting as a director.

(2)	Mr. Kosann resigned from the Board on January 8, 2008 (when he ceased to be the Company’s CEO); Mr. Berger on March 3, 2008; Mr. Greenberg on June 19, 2008; and Mr. Beusse on October 20, 2008 (when he ceased to be the Company’s CEO).

(3)	As reflected above, as employees of Gores Radio Holdings, LLC, Messrs. Honour, Stone and Weingarten do not receive equity compensation for their services as directors of the Company. Cash fees paid for the services of such directors are paid to The Gores Group, LLC. As an employee of CBS Radio, Mr. Berger elected not to receive equity compensation for his service as a director in 2008.

(4)	Each of Messrs. Beusse and Kosann served as executive officers and directors of the Company.

(5)	The value of stock awards and option awards reported in columns (c) and (d) above is based on the estimated fair value of the underlying instrument in accordance with FAS 123R, and is recognized over the related vesting period. In the case of restricted stock and restricted stock units, estimated fair value is calculated as the fair market value of the shares on the date of grant. The estimated fair value of options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 10 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements. All stock awards reported in the table above were issued under the terms of the 2005 Plan and are subject to three-year vesting periods (subject to immediate vesting upon a participant’s retirement or termination within the 24-month period following a change in control as described elsewhere in this report). All option awards reported in the table above were issued under the terms of the 1999 Plan, are subject to five-year vesting periods and do not contain accelerated vesting provisions. The non-employee directors received their annual grant of $100,000 in value of RSUs on September 22, 2008, the date of the Company’s 2008 annual meeting of stockholders. Only Mr. Dennis elected to defer the receipt of his RSUs granted in September 2008.

(6)	As depicted in the chart of the stock price of our Common Stock in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC, the stock price of our Common Stock has declined significantly in recent years. The value of the option awards reported in column (d) above includes stock options granted in earlier years at much higher stock prices, which is reflected in the expense accrual for such options made in 2008 in accordance with FAS 123R.

(7)	The amount set forth for Mr. Smith is significantly greater than that of the other directors because Mr. Smith, age 80, is at an age at which he could retire from the Board.

General.  The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its outside compensation adviser and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Committee and generally approves such recommendation at the Board meeting held directly after the Company’s annual meeting of stockholders.

Fees.  Directors of the Company who are not officers receive $5,000 per meeting attended for their services as directors and $1,875 per meeting attended for their services as committee members. For the 2008-2009 board term, the directors of the Company who serve as chairs of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive $15,000, $10,000, and $10,000, respectively, for their services as the chairs of such committees during the 2008-2009 board term.

Equity Compensation:

Annual Grant.  Beginning on May 19, 2005, the date of the Company’s 2005 annual meeting of stockholders, directors of the Company who were not officers received a mandatory grant of $100,000 in value of RSUs each year, which awards are governed by the terms of the 2005 Plan, which became effective in May 2005. Each grant was made on the date of the Company’s annual stockholder meeting. In addition to the foregoing, newly appointed directors who were not officers received a mandatory grant of $150,000 in value of RSUs on the date such director was appointed to the Board. The non-employee directors received their annual grant of $100,000 in value of RSUs on September 22, 2008, the date of the Company’s 2008 annual meeting of stockholders. In connection with the Transactions, the Board will no longer receive automatic annual grants of equity compensation after the Transactions are consummated.

Dividends; Vesting.  Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its Common Stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the Common Stock.

Waivers of Compensation

Each of Mr. Kosann and Mr. Beusse did not, and Mr. Pattiz does not, receive any additional remuneration for their services as directors of the Company. Messrs. Honour, Stone and Weingarten, as directors of the Company who are employed by Gores and/or its affiliates, receive cash compensation only. Mr. Berger, as a director of the Company who was employed by CBS Radio, received cash compensation only.

Compensation Committee Interlocks and Insider Participation
For calendar year 2008, the Compensation Committee was comprised solely of independent outside directors, Messrs. Ming (elected upon the resignation of Gerald Greenberg), Dennis and Smith (and Gerald Greenberg prior to his resignation on June 19, 2008). The Company has no interlocking relationships or other transactions involving any of the aforementioned Committee members that are required to be reported pursuant to applicable SEC rules. Effective April 23, 2009, the Compensation Committee was reconstituted so that such is comprised of one independent outside director, Mr. Ming; three Gores designees, Messrs. Bronstein, Nold and Stone; and the Company’s founder and Chairman, Mr. Pattiz. With the exception of Mr. Pattiz, Board Chairman, and Mr. Stone, Vice-Chairman of the Board, none of the members of the Committee served as an officer or employee of the Company or any of its subsidiaries during the fiscal year ended December 31, 2008. There were no material transactions between the Company and any of the members of the Committee during the fiscal year ended December 31, 2008, although Mr. Pattiz and the Company negotiated and subsequently entered into an amendment to Mr. Pattiz’s employment agreement on January 8, 2008.
No member of the Committee simultaneously served both as a member of the Committee and as an officer or employee of the Company during 2008. None of the Company’s executive officers serves as a member of the Board or the Committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Information regarding securities available for issuance under the Company’s equity compensation plans is set forth in Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of the Company’s Annual Report on Form 10-K filed on March 30, 2009 under the heading “Equity Compensation Plan Information”.
Beneficial Ownership of 5% Holders
The following table sets forth the amount of our common stock, Class B Common, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock beneficially owned by the Company’s largest stockholders (those who own more than 5% of the outstanding class of shares) as of April 23, 2009. On such date, there were 101,548,560 shares of our common stock outstanding, 291,722 shares of our Class B Common outstanding, 75,000 shares of our Series A-1 Convertible Preferred Stock outstanding and 59,962 shares of our Series B Convertible Preferred Stock outstanding.

	Aggregate Number of Shares Beneficially Owned (1)
						Series A-1			Series B
				Class B		Convertible			Convertible			Pro Forma
Name and Address of Beneficial	Common Stock			Common (2)		Preferred Stock			Preferred Stock			Common Stock (8)
Owner	Number		Percent	Number	Percent	Number		Percent	Number		Percent	Percent
CBS Radio Network Inc., a subsidiary of	16,000,000	(3)	15.8%	—	—	—		—	—		—	*
CBS Radio Inc. 1515 Broadway New York, NY 0036

Gores Radio Holdings, LLC	162,378,385	(4)	65.1%	—	—	75,000	(5)	100.0%	28,201	(5)	47.0%	74.9%
10877 Wilshire Blvd. 18th Floor Los Angeles, CA 90024

Norman Pattiz 8965 Lindblade Street	1,206,682	(6)	1.2%	291,710	99.9%	—		—	—		—	*
Culver City, CA 90232

Hotchkiss and Wiley Capital Management, LLC	6,146,770	(7)	6.1%	—	—	—		—	—		—	*
725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017

Reliastar Life Insurance Company c/o ING Investment Management LLC	4,056,758		3.9%	—	—	—		—	3,072		5.1%	2.2%
5780 Power Ferry Road NW, Suite 300 Atlanta, GA 30327-4347

Allstate Life Insurance Company c/o Allstate Investments LLC	5,493,527		5.1%	—	—	—		—	4,160		6.9%	2.1%
3075 Sanders Road, Suite 3GA Northbrook, IL 60062-7127

*	Represents less than 1% of the Company’s outstanding shares of common stock.

(1)
The persons in the table have sole voting and investment power with respects to all shares of stock indicated above, unless otherwise indicated. Tabular information for the entities listed above is based on information contained in the most recent Schedule 13D/13G filings and other filings made by such persons with the Securities and Exchange Commission as well as other information made available to the Company.

(2)
Pursuant to the terms of the Certificate of Incorporation, the outstanding shares of our Class B Common will automatically be converted into the same number of shares of common stock in the event that the voting power of the Class B Common, as a group, falls below ten percent (10%) of the aggregate voting power of issued and outstanding shares of common stock and Class B Common. In connection with the Transactions, it is currently expected that the Class B Common will automatically convert on the date that all outstanding Preferred Stock of the Company is converted to common stock.

(3)
These securities are owned by CBS Radio Network Inc., a wholly-owned subsidiary of CBS Radio Media Corporation, which in turn is a wholly-owned subsidiary of CBS Radio Inc. (“CBS Radio”), which in turn is a wholly-owned subsidiary of CBS Broadcasting, Inc. which in turn is a wholly-owned subsidiary of Westinghouse CBS Holding Company, Inc., which in turn is a wholly-owned subsidiary of CBS Corporation, but may also be deemed to be beneficially owned by: (a) NAIRI, Inc. (“NAIRI”), which owns approximately 76.4% of CBS Corporation’s voting stock, (b) NAIRI’s parent corporation, National Amusements, Inc. (“NAI”), and (c) Sumner M. Redstone, who is the controlling stockholder of NAI. As of March 3, 2008, CBS Radio Network Inc. has shared voting power and shared dispositive power with respect to 16,000,000 shares.

(4)
Includes the four-year warrants (the “Warrants”) (issued in three tranches at exercise prices of $5.00, $6.00 and $7.00/share, respectively) to purchase 10,000,000 shares of common stock in the aggregate, which Warrants are exercisable at any time prior to their expiration date (June 19, 2012); 138,092,671 shares of common stock issuable as of April 23, 2009 upon conversion of the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock held by Gores Radio. Gores Radio is managed by The Gores Group, LLC. Gores Capital Partners II, L.P. and Gores Co-Invest Partnership II, L.P. (collectively, the “Gores Funds”) are members of Gores Radio. Each of the members of Gores Radio has the right to receive dividends from, or proceeds from, the sale of investments by Gores Radio, including the shares of common stock, the Warrants, the Series A-1 Convertible Preferred Stock and the Series B Convertible Preferred Stock in accordance with their membership interests in Gores Radio. Gores Capital Advisors II, LLC (“Gores Advisors”) is the general partner of the Gores Funds. Alec E. Gores is the managing member of The Gores Group, LLC. Each of the members of Gores Advisors (including The Gores Group, LLC and its members) has the right to receive dividends from, or proceeds from, the sale of investments by the Gores Entities, including the shares of common stock, the Warrants, the Series A-1 Convertible Preferred Stock and the Series B Convertible Preferred Stock in accordance with their membership interests in Gores Advisors. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Gores Radio by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim ownership of all shares reported herein in excess of their pecuniary interests, if any. In connection with the Transactions, it is currently expected that the Warrants would be cancelled.

(5)
Because each of the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock is entitled to vote such number of shares to which it would be entitled as if such shares had been converted into common stock, as of April 23, 2009, the 75,000 shares of Series A-1 Convertible Preferred Stock held by Gores Radio are entitled to 2,218,113,852 votes and the 28,201 shares of Series B Convertible Preferred Stock held by Gores Radio are entitled to 819,082,196 votes. Such amounts were determined, in the case of the Series A-1 Convertible Preferred Stock, by multiplying the 75,000  shares by $1,065 and dividing such amount by the $0.03601/share conversion price and, in the case of the Series B Convertible Preferred Stock, by multiplying the 28,201 shares by $1,000 and dividing such amount by the $0.03443/share conversion price. Accordingly, as of April 23, 2009, Gores Radio’s preferred stock holdings represent approximately 74.5% of the total voting power of the Company.

(6)
Includes vested and unexercised stock options for 230,457 shares granted under the Company 1989 Stock Incentive Plan (the “1989 Plan”), the Company 1999 Stock Incentive Plan (the “1999 Plan”) and the Company 2005 Equity Compensation Plan (the “2005 Plan”). Includes 8,363 vested RSUs (including dividend equivalents) granted under the 2005 Plan. Also includes 450,000 shares of common stock pledged by Mr. Pattiz to Merrill, Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) in connection with a prepaid variable forward contract (the “Merrill Contract”) that Mr. Pattiz entered into on September 27, 2004 with Merrill Lynch. Under the Merrill Contract, in exchange for a lump-sum cash payment of $7,182,000, Mr. Pattiz agreed to deliver upon the earlier of September 2009 or the termination of the Merrill Contract, a pre-determined number of shares of common stock pursuant to formulas set forth in the Merrill Contract. Mr. Pattiz may also settle the amount in cash. When Mr. Pattiz entered into the Merrill Contract in September 2004, he converted 411,670 of his shares of Class B Common into common stock and pledged the aforementioned 450,000 shares of common stock. Also includes 300,000 shares of common stock held indirectly by the Pattiz Family Trust. Because each share of Class B Common may cast 50 votes, as opposed to one vote for each share of common stock, Mr. Pattiz’s stock holdings represent approximately 0.4% of the total voting power of the Company.

(7)	As of December 31, 2008, Hotchkiss and Wiley Capital Management, LLC has sole voting power with respect to 2,577,870 shares and sole dispositive power with respect to 6,146,700 shares.

(8)
This column shows the pro forma ownership percentages that would result if the Company’s stockholders approve an amendment to the Company’s Restated Certificate of Incorporation in connection with the recapitalization of the Company described in more detail below under “changes in control” to, among other things, increase the number of authorized shares of common stock and reflects (i) 100% conversion of the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock into common stock, (ii) conversion of 100% of the Class B Common which will automatically convert into common stock at a 1:1 ratio pursuant to the terms of such the Class B common and (iii) the cancellation of the Gores Warrants described in footnote 4 above.

Beneficial Ownership of Named Executive Officers and Directors
The following table shows the amount of the Common Stock and Class B stock beneficially owned (unless otherwise indicated) by members of our management team, which include the current executive officers named in the Summary Compensation Table (the “named executive officers”), our directors, and our directors and named executive officers as a group. For purposes of calculating the percentage ownership of each such individual, the Company used ownership holdings as of as of April 23, 2009 when there were 101,548,560 shares of our common stock outstanding, 291,722 shares of our Class B Common outstanding, 75,000 shares of our Series A-1 Convertible Preferred Stock outstanding and 59,962 shares of our Series B Convertible Preferred Stock outstanding. All numbers presented below include all shares which would be vested on, or exercisable by, a holder as of June 22, 2009, as beneficial ownership is deemed to include securities that a holder has the right to acquire within 60 days. As described elsewhere in this report, a holder of restricted stock only (i.e., not RSUs) is entitled to vote the restricted shares once it has been awarded such shares. Accordingly, all restricted shares that have been awarded, whether or not vested, are reported in this table of beneficial ownership, even though a holder will not receive such shares until vesting. This is not the case with RSUs or stock options that are not deemed beneficially owned until vesting.

	Aggregate Number of Shares Beneficially Owned (1)
	Common Stock		Class B Common
Name of Beneficial Owner	Number	Percent (1)	Number	Percent
NAMED EXECUTIVE OFFICERS:
Norman J. Pattiz (2)	1,206,682	1.2%	291,710	99.9%
Roderick Sherwood (3)	1,250,000	1.2%	—	—
David Hillman (4)	236,803	*	—	—
Jonathan Marshall	230,000	*	—	—

DIRECTORS AND NOMINEES: (5)
Andrew P. Bronstein (3)	—	*	—	—
Jonathan I. Gimbel (3)	—	*	—	—
Scott Honour (3)	—	*	—	—
H. Melvin Ming (6)	19,033	*	—	—
Michael F. Nold (3)	—	*	—	—
Emanuel Nunez	—	*	—	—
Mark Stone (3)	—	*	—	—
Ian Weingarten (3)	—	*	—	—
All Current Directors and Executive Officers as a Group (16 persons) (7)	2,942,518	2.9%	291,710	99.9%

*	Represents less than 1% of the Company’s outstanding shares of common stock.

(1)
The persons in the table have sole voting and investment power with respects to all shares of common stock and Class B Common, unless otherwise indicated. The numbers presented above do not include unvested and/or deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. All dividend equivalents on vested RSUs and shares of restricted stock (both vested and unvested) are included in the numbers reported above. The percentage calculations listed above assumes the exercise of the Warrants to purchase 10,000,000 shares of common stock issued to Gores Radio since such Warrants are exercisable at any time.

(2)
Includes vested and unexercised stock options for 230,457 shares granted under the 1989 Plan, the 1999 Plan and the 2005 Plan. Includes 8,363 vested RSUs (including dividend equivalents) granted under the 2005 Plan. Also includes 450,000 shares of common stock pledged by Mr. Pattiz to Merrill Lynch in connection with the Merrill Contract that Mr. Pattiz entered into on September 27, 2004 with Merrill Lynch. Under the Merrill Contract, in exchange for a lump-sum cash payment of $7,182,000, Mr. Pattiz agreed to deliver upon the earlier of September 2009 or the termination of the Merrill Contract, a pre-determined number of shares of common stock pursuant to formulas set forth in the Merrill Contract. Mr. Pattiz may also settle the amount in cash. When Mr. Pattiz entered into the Merrill Contract in September 2004, he converted 411,670 of his shares of Class B Common into common stock and pledged the aforementioned 450,000 shares of common stock. Also includes 300,000 shares of common stock held indirectly by the Pattiz Family Trust. Because each share of Class B Common may cast 50 votes, as opposed to one vote for each share of common stock, Mr. Pattiz’s stock holdings represent approximately 0.4% of the total voting power of the Company.

(3)
Each of Messrs. Bronstein, Gimbel, Honour, Nold, Sherwood, Stone and Weingarten disclaims beneficial ownership of the securities of the Company owned by Gores Radio, except to the extent of any pecuniary interest therein.

(4)
Includes 187,875 vested and unexercised options granted under the 1999 Plan and 2005 Plan and 18,638 unvested shares of restricted stock (including dividend equivalents) granted under the 2005 Plan. Includes 513 shares of common stock held in the Company 401(k) account.

(5)	Does not include Norman Pattiz, who is also a named executive officer and listed with the other named executive officers.

(6)	Represents vested RSUs granted under the 2005 Plan. Does not include deferred and/or unvested RSUs which have no voting rights until shares are distributed in accordance with their terms.

(7)
Gary Schonfeld and Steven Kalin, who were appointed President, Network division and President, Metro Networks division and Chief Operating Officer, respectively, are included in the number of executive officers described above. As such individuals were not appointed until October and May 2008, respectively, they were not “named executive officers” for fiscal year 2008.

Changes in Control
On April 23, 2009, the Company closed the recapitalization of the Company, which is described in more detail in the Company’s Form 8-K filed on April 27, 2009. As a result of the recapitalization, Gores owns approximately 74.8% of the Company’s equity with respect to its preferred stock and the Company’s existing common stockholders own approximately 2.5% of the outstanding equity of the Company. The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Except for the transactions with CBS Radio, Gerald Greenberg, Norm Pattiz and Glendon Partners described below and the recapitalization transaction with Gores described in more detail under the heading “Changes in Control” above, the Company is not aware of any transaction entered into in 2008, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest.
CBS Radio. On March 3, 2008, the Company closed the Master Agreement with CBS Radio which documents a long-term arrangement between the parties through March 31, 2017. On that date, the Management Agreement and CBS Representation Agreement terminated and the CBS warrants were cancelled as described in more detail below. Also, on January 8, 2008 and March 3, 2008, respectively, two employees of CBS Radio (Messrs. Kosann and Berger) who served on the Board, resigned as directors of the Company. As of December 31, 2008, CBS Radio beneficially owned 16 million shares of Common Stock. A number of CBS Radio’s radio stations are affiliated with the Company’s radio networks and the Company purchases several programs from CBS Radio.
Until March 3, 2008, the Company had a Management Agreement and Representation Agreement with CBS Radio to operate the CBS Radio Networks until March 31, 2009. In return for receiving services under the Management Agreement, the Company paid CBS Radio an annual base fee and provided CBS Radio the opportunity to earn an incentive bonus if the Company exceeded pre-determined targeted cash flows. In 2008, the Company paid CBS Radio a base fee of $609,649, however, no incentive bonus was paid to CBS Radio in such year as targeted cash flow levels were not achieved during such periods. In addition to the Management Agreement and Representation Agreement, the Company also entered into other transactions with affiliates of CBS Radio, including Viacom, in the normal course of business, including affiliation agreements with many of CBS Radio’s radio stations and agreements with CBS Radio and its affiliates for programming rights. Prior to its termination, the Management Agreement provided that all transactions between the Company and CBS Radio or its affiliates, other than the Management Agreement and Representation Agreement which agreements were ratified by the Company’s stockholders, had to be on a basis at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, the Management Agreement required that all agreements between the Company, on the one hand, and CBS Radio or any of its affiliates, on the other hand, were to be approved by the independent members of the Board.
During 2008, the Company incurred expenses aggregating approximately $73,049,121 for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and its affiliates. The description and amounts regarding related party transactions set forth in this report also reflect transactions between the Company and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom.
In addition to the base fee and incentive compensation described above, the Company granted to CBS Radio seven fully vested and nonforfeitable warrants to purchase an aggregate of 4,500,000 shares of Common Stock (comprised of two warrants to purchase 1,000,000 shares of Common Stock per warrant and five warrants to purchase 500,000 shares of Common Stock per warrant). On March 3, 2008, all warrants issued to CBS Radio were cancelled in accordance with the terms of the Master Agreement. The registration rights agreement covering the shares of Common Stock issuable upon exercise of the warrants was also terminated on March 3, 2008, however, the Company and CBS Radio entered into a new registration rights agreement which provides registration rights to the 16,000,000 shares of Common Stock held by CBS Radio and its affiliates.
In addition to the foregoing, CBS Radio enters into other agreements with the Company in the ordinary course to purchase programming rights and affiliate stations with the Company’s network and traffic operations.

Gerald Greenberg. Gerald Greenberg, a director of the Company from May 1994 to June 2008, through his company Mirage Music Entertainment, Inc. (“Mirage”) entered into a two-year consulting agreement with the Company on July 1, 2008 in connection with the Company’s active review of its audio archives, including the development of a plan to monetize such assets. Under the terms of the agreement, Mr. Greenberg, who has extensive contacts and relationships in the music industry, will serve as a consultant to the Company in connection with the aforementioned archive project, and will provide assistance to the Company in connection with negotiating exploitation rights to certain archive material. Mirage will also be compensated for any unique opportunities originated and presented by it to the Company, as further set forth in the consulting agreement. In connection with such agreement, on the effective date thereof (i.e., July 1, 2008), Mr. Greenberg received a stock option to purchase 100,000 shares of Common Stock at an exercise price of $1.30 (the closing price of the Common Stock on July 1, 2008). Mirage will receive a minimum annual retainer of $100,000 (“Retainer”) and a project fee equal to 10% of net profit in excess of the Retainer for projects in which Mirage undertakes an active and integral role. If the programming for which the idea, concept and talent originates solely from Mirage, it will receive 20% (not 10%) of net profit in excess of the Retainer.
Norman J. Pattiz. Norm Pattiz, founder of the Company, Chair of the Board and a director since the founding of the Company in 1974, intends to form a production company (“NPC”), which he would wholly own and over which he would exercise operating control. NPC would only produce programming that the Company has considered and evaluated, and determined that it should not produce at the Company’s own cost and expense (“NPC Programming”). To date, Mr. Pattiz and the Company have discussed, but not finalized, the terms of an arrangement whereby NPC would produce NPC Programming at NPC’s sole cost and expense for the exclusive distribution/exploitation by the Company in certain media. As currently contemplated, the Company would be responsible for: (1) arranging distribution of the NPC Programming to its customers, including radio station affiliates (in certain cases, NPC would deliver to the Company an initial group of radio station affiliates to broadcast the NPC Programming) and (2) selling advertising for broadcast within the NPC Programming. In return, the Company would pay a distribution fee to NPC and enter into a revenue-sharing arrangement for revenue generated by Company from the NPC Programming. The Company believes that if it reaches this arrangement with NPC, the Company will benefit by expanding the breadth of programming offerings the Company has the opportunity to distribute to its customers while mitigating the financial commitment and downside risk associated with the fixed cost of programming production.
Previously, the Board authorized Mr. Pattiz to pursue a particular NPC Programming opportunity but to date, no definitive terms with respect thereto have been agreed upon by the parties. Any agreement and transaction contemplated thereby would require the approval of the Board. To the extent NPC and the Company enter into a definitive agreement, the Board would provide Mr. Pattiz with a waiver of the Company’s Code of Conduct which, among other things, prohibits Company employees and directors from owning a greater than 5% interest in a company that transacts business with the Company or from being an owner, partner or employee of an organization involved in the radio, music or entertainment business.
Glendon Partners, Inc. For consulting services rendered by Glendon Partners (“Glendon”), an operating group associated with Gores, in connection with the Company’s recapitalization, the Company paid Glendon on the closing date of the recapitalization (i.e., April 23, 2009) $650,000. Glendon provides consulting services to various Gores’ portfolio companies on a routine basis and the Company anticipates that Glendon will continue to provide such services during fiscal year 2009. Any payments made to Glendon for consulting services are permitted under the Company’s new credit arrangements with the holders of its new senior notes and Wells Fargo Foothill provided such payments do not exceed $1.5 million in 2009 for services provided before or during 2009 and $1 million in each calendar year thereafter for services provided in such year.
Company Review, Approval or Ratification of Related Party Transactions
While the Company does not have a written policy outlining such, it is the Company’s practice to review all transactions with its related parties (referred to herein as “related party transactions”) as they arise. Related parties are identified by the finance, accounts payable and legal departments, who, among other things, review questionnaires submitted to the Company’s directors and officers on an annual basis, monitor Schedule 13Ds and 13Gs filed with the SEC, review employee certifications regarding code of ethics and business conduct which are updated annually, and review CBS Radio’s listings of affiliates that CBS Radio provides to the Company or files with the SEC. Any related party transaction is reviewed by either the Office of the General Counsel or Chief Financial Officer, who examines, among other things, the approximate dollar value of the transaction and the material facts surrounding the related party’s interest in, or relationship to, the related party transaction. With respect to related party transactions that involve an independent director, such parties also consider whether such transaction affects the “independence” of such director pursuant to applicable rules and regulations. Customarily, the Chief Financial Officer must approve any related party transaction, however, if after consultation, the General Counsel and Chief Financial Officer determine a related party transaction is significant, the transaction is then referred to the Board for its review and approval. The Company does not anticipate that consulting services provided in the ordinary course by Glendon will be reviewed by the Board on a prospective basis; however, the debt agreements described above which permit payments to Glendon were part of the recapitalization documents approved by both the Independent Committee of the Board, comprised only of non-Gores directors, and the entire Board.

While the foregoing procedures are not in writing, the Company did have written procedures regarding transactions with its manager, CBS Radio, in the Management Agreement between the Company and CBS Radio (the “Management Agreement”), which terminated on March 3, 2008. Under the terms of the Management Agreement, all transactions (other than the Management Agreement and Representation Agreement (as described below), which agreements were ratified by the Company’s stockholders) between the Company and CBS Radio or its affiliates had to be on a basis that is at least as favorable to the Company as if the transaction were entered into with an independent third party. In addition, subject to specified exceptions, all agreements between the Company and CBS Radio or any of its affiliates had to be approved by the Board. Such exceptions included, among others, new or special programming agreements not requiring compensation; the renewal of existing agreements on the same or better terms or affiliation agreements involving compensation terms consistent with those of non-affiliates of CBS Radio involving annual payments of less than $500,000.
Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2008 and 2007 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s financial statements for fiscal years 2008 and 2007 as well as fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2008 and 2007.

(in thousands)	2008	2007
(1) Audit Fees	$1,761	$1,317
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP did not impair that firm’s independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to the Company by PricewaterhouseCoopers LLP in 2008 were pre-approved by the Audit Committee. Under the Company’s pre-approval policies and procedures, the Chair of the Audit Committee is authorized to pre-approve the engagement of PricewaterhouseCoopers LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K/A

1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)
3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (40)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
4.2	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (40)
4.3	Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.4	Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.5
First Amendment to Security Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., each of the subsidiaries of Westwood One, Inc. and The Bank of New York Mellon, as collateral trustee. (40)

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

10.42	Employment Agreement, dated as of July 7, 2008, between Registrant and Steven Kalin. (6) *
10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*

EXHIBIT
NUMBER (A)	DESCRIPTION

10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*
10.45	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse (38)*
10.46	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Paul Gregrey *
10.47	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)
10.48	Employment Agreement, dated as of May 12, 2008, between Registrant and Andrew Hersam. *
10.49	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. *
10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *
10.51
Amendment No. 1 to Employment Agreement, dated as of December 22, 2008, by and between the Registrant and Steven Kalin, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *

10.52	Credit Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., Wells Fargo Foothill, LLC, and the lenders signatory thereto. (40)
10.53	Master Mutual Release, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties party to the Securities Purchase Agreement. (40)
10.54	Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.55	Amendment No. 1 to Registration Rights Agreement, dated as of April 23, 2009, between Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.56
Investor Rights Agreement, dated as of April 23, 2009, among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto. (40)

14.1	Westwood One, Inc. Code of Ethics. (40)
21	List of Subsidiaries. (41)
23	Consent of Independent Registered Public Accounting Firm. (41)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

+	Filed herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
President and Chief Financial Officer
Dated: April 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III President and Chief Financial Officer (Principal Executive Officer) Dated: April 30, 2009

By:	/S/ NORMAN J. PATTIZ
Norman J. Pattiz Chairman of the Board of Directors Dated: April 30, 2009

By:	/S/ MARK STONE
Mark Stone Vice-Chairman of the Board of Directors Dated: April 30, 2009

By:	/S/ ANDREW P. BRONSTEIN
Andrew P. Bronstein Director Dated: April 30, 2009

By:	/S/ JONATHAN I. GIMBEL
Jonathan I. Gimbel Director Dated: April 30, 2009

By:	/S/ SCOTT HONOUR
Scott Honour Director Dated: April 30, 2009

By:	/S/ H MELVIN MING
H. Melvin Ming Director Dated: April 30, 2009

By:	/S/ MICHAEL NOLD
Michael Nold Director Dated: April 30, 2009

By:	/S/ EMANUEL NUNEZ
Emanuel Nunez Director Dated: April 30, 2009

By:	/S/ IAN WEINGARTEN
Ian Weingarten Director Dated: April 30, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)
3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (40)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
4.2	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (40)
4.3	Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.4	Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.5
First Amendment to Security Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., each of the subsidiaries of Westwood One, Inc. and The Bank of New York Mellon, as collateral trustee. (40)

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

10.42	Employment Agreement, dated as of July 7, 2008, between Registrant and Steven Kalin. (6) *
10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*
10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*
10.45	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse (38)*
10.46	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Paul Gregrey *
10.47	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)
10.48	Employment Agreement, dated as of May 12, 2008, between Registrant and Andrew Hersam. *

EXHIBIT
NUMBER (A)	DESCRIPTION

10.49	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. *
10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *
10.51
Amendment No. 1 to Employment Agreement, dated as of December 22, 2008, by and between the Registrant and Steven Kalin, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended *

10.52	Credit Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., Wells Fargo Foothill, LLC, and the lenders signatory thereto. (40)
10.53	Master Mutual Release, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties party to the Securities Purchase Agreement. (40)
10.54	Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.55	Amendment No. 1 to Registration Rights Agreement, dated as of April 23, 2009, between Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.56
Investor Rights Agreement, dated as of April 23, 2009, among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto. (40)

14.1	Westwood One, Inc. Code of Ethics. (40)
21	List of Subsidiaries. (41)
23	Consent of Independent Registered Public Accounting Firm. (41)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

+	Filed herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.