Form 10-Q
period 2009-03-31
WESTWOOD ONE INC /DE/
filed 2009-05-11
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-X during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at March 31, 2009 (excluding treasury shares):
Common stock, par value $.01 per share — 101,259,684 shares
Class B stock, par value $.01 per share — 291,722 shares
7.5% Series A Convertible Preferred Stock, par value $.01 per share — 75,000 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,199	$6,437
Accounts receivable, net of allowance for doubtful accounts of $3,952 (2009) and $3,632 (2008)	81,080	94,273
Prepaid and other assets	14,629	18,758

Total Current Assets	102,908	119,468

Property and equipment, net	29,546	30,417
Goodwill	33,988	33,988
Intangible assets, net	2,477	2,660
Deferred tax asset	19,712	14,220
Other assets	2,765	4,335

TOTAL ASSETS	$191,396	$205,088

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,770	$27,807
Amounts payable to related parties	24,225	22,680
Deferred revenue	2,587	2,397
Accrued expenses and other liabilities	29,797	25,565
Current maturity of long-term debt	—	249,053

Total Current Liabilities	77,379	327,502
Long-term debt	251,446	—
Other liabilities	7,049	6,993

TOTAL LIABILITIES	335,874	334,495

Commitments and Contingencies
Redeemable Preferred Stock: $.01 par value, authorized: 10,000 shares; issued and outstanding: 75 shares of 7.5% Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	79,545	73,738

SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value: authorized: 300,000 shares; issued and outstanding: 101,259 (2009) and 101,253 (2008)	1,013	1,013
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 292 (2009 and 2008)	3	3
Additional paid-in capital	287,293	293,120
Net unrealized gain	402	267
Accumulated deficit	(512,734)	(497,548)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(224,023)	(203,145)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$191,396	$205,088

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

NET REVENUE	$85,867	$106,627

Operating Costs (includes related party expenses of $20,020 and $17,827, respectively)	91,393	94,229

Depreciation and Amortization (includes related party warrant amortization in 2008 of $1,618)	2,063	3,976

Corporate General and Administrative Expenses (includes related party expenses in 2008 of $656)	2,766	3,466

Restructuring Charges	3,440	—

Special Charges (includes related party expenses of $1,713 in 2009 and $5,000 in 2008)	5,809	7,956

	105,471	109,627

OPERATING (LOSS) INCOME	(19,604)	(3,000)

Interest Expense	3,263	5,399
Other Income	(300)	(41)

INCOME (LOSS) BEFORE INCOME TAX	(22,567)	(8,358)
INCOME TAX (BENEFIT) EXPENSE	(7,381)	(3,020)

NET (LOSS) INCOME	$(15,186)	$(5,338)

NET (LOSS) INCOME attributable to Common Stockholders	$(16,650)	$(5,338)

(LOSS) EARNINGS PER SHARE
COMMON STOCK
BASIC	$(0.17)	$(0.06)

DILUTED	$(0.17)	$(0.06)

CLASS B STOCK
BASIC	$—	$—

DILUTED	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	98,074	89,423

DILUTED	98,074	89,423

CLASS B STOCK
BASIC	292	292

DILUTED	292	292

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(15,186)	$(5,338)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	2,063	3,977
Deferred taxes	(6,698)	522
Non-cash stock compensation	1,352	2,123
Amortization of deferred financing costs	308	352
Net change in assets and liabilities:	20,295	(12,392)

Net Cash Provided (Used) By Operating Activities	2,134	(10,756)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,169)	(3,664)

Net Cash (Used) In Investing Activities	(1,169)	(3,664)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	—	22,750
Debt repayments and payments of capital lease obligations	(203)	(7,049)
Deferred financing costs	—	(1,537)

Net Cash (Used) Provided in Financing Activities	(203)	14,164

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	762	(256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,437	6,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,199	$5,931

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1 — Basis of Presentation:
In this report, “Westwood One,” “Company,” “registrant,” “we”, “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
On April 23, 2009, we completed the refinancing of our outstanding long-term indebtedness and the recapitalization of our equity (see Note 17 — Subsequent Events). Based upon facts and circumstances that existed as of December 31, 2008, we previously disclosed that there was a substantial doubt about our ability to continue as a going concern. Management has subsequently reviewed the impact of the refinancing and recapitalization, including projected covenant compliance under the new debt, the results of our restructuring plan (see Note 14 — Restructuring Charges) and our current forecasted results and has concluded that the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern have been removed.
In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented have been recorded. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the operating results for a full fiscal year.
NOTE 2 — Earnings Per Share:
We have outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock (7.5% Series A Convertible Preferred Stock, referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock are convertible to common stock. With respect to dividend rights, the common stock is entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock is also entitled to dividends. The Series A Preferred Stock is therefore considered a participating security requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-06”). Losses are not allocated to the Series A Preferred Stock in the computation of basic earnings per share as the Series A Preferred Stock is not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The following is a reconciliation of our shares of common stock and Class B stock outstanding for calculating basic and diluted net (loss) income per share:

	Three Months Ended
	March 31,
	2009	2008
Net (Losses) Income	$(15,186)	$(5,338)
Less: Accumulated Preferred Stock dividends	(1,464)	—
Less: distributed earnings to common stockholders	—	—
Less: distributed earnings to Class B stockholders	—	—

Undistributed earnings	$(16,650)	$(5,338)

Earnings — common stock
Basic
Distributed earnings to common stockholders	$—	$—
Undistributed earnings allocated to common stockholders	(16,650)	(5,338)

Total Earnings — common stock, basic	$(16,650)	$(5,338)

Diluted
Distributed earnings to common stockholders	$—	$—
Distributed earnings to Class B stockholders	—	—
Undistributed earnings allocated to common stockholders	(16,650)	(5,338)

Total Earnings — common stock, diluted	$(16,650)	$(5,338)

Weighted average common shares outstanding, basic	98,074	89,423
Share-based compensation	—	—
Warrants	—	—
Weighted average Class B shares	—	—

Weighted average common shares outstanding, diluted	98,074	89,423

(Loss) Earnings per common share, basic
Distributed earnings, basic	$—	$—
Undistributed earnings — basic	(0.17)	(0.06)

Total	$(0.17)	$(0.06)

(Loss) Earnings per common share, diluted
Distributed earnings, diluted	$—	$—
Undistributed earnings — diluted	0.17	(0.06)

Total	$(0.17)	$(0.06)

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B stockholders	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—

Total Earnings — Class B Stock, basic	$0	$0

Diluted
Distributed earnings to Class B stockholders	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—

Total Earnings — Class B Stock, diluted	$0	$0

Weighted average Class B shares outstanding, basic	292	292
Share-based compensation	—	—
Warrants	—	—

Weighted average Class B shares outstanding, diluted	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$0.00	$0.00
Undistributed earnings — basic	—	—

Total	$0.00	$0.00

Earnings per Class B share, diluted
Distributed earnings, diluted	$0.00	$0.00
Undistributed earnings — diluted	—	—

Total	$0.00	$0.00

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Common equivalent shares are excluded in periods in which they are anti-dilutive. The following options, restricted stock, restricted stock units and warrants (see Note 9 — Shareholders’ Equity and Series A Preferred Stock and Note 3 -Related Party Transactions, for more information) and Series A Preferred Stock were excluded from the calculation of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Options	7,021	6,636
Restricted Stock	185	978
Restricted Stock Units	1,212	205
Warrants	10,000	—

	18,418	7,819

The per share exercise price of the options excluded were $0.05 — $38.34 and $1.63 — $38.34 for the three months ended March 31, 2009 and 2008, respectively.
On June 19, 2008, warrants to purchase up to 10,000 shares were issued to Gores Radio Holding, LLC. The per share prices of the Gores warrants excluded were $5.00 — $7.00. In addition, the Series A Preferred Stock, including accrued dividends, is convertible to common stock at the price of $3.00 per share.
NOTE 3 — Related Party Transactions:
On March 3, 2008, we closed on the new Master Agreement with CBS Radio, which documents a long-term arrangement through March 31, 2017. As part of the new arrangement, CBS Radio agreed to broadcast certain of our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. The previous Management Agreement and Representation Agreement were cancelled on March 3, 2008 and $16,300 of compensation previously paid to CBS Radio under those agreements, was added to the maximum potential compensation CBS Radio affiliate stations could earn pursuant to their affiliations with us. In addition, all warrants previously granted to CBS Radio were cancelled on March 3, 2008.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
We incurred the following expenses relating to transactions with CBS Radio and/or its affiliates for the three months ended March 31:

	Three Months Ended
	March 31,
	2009	2008

Representation Agreement	$3,247	$5,698
Programming and Affiliate Arrangements	16,773	12,129
Management Agreement (excluding warrant amortization)	—	610
Warrant Amortization	—	1,617
Payment upon closing of Master Agreement	—	5,000

	$20,020	$25,054

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The expense incurred upon closing of the Master Agreement is included as a component of special charges in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom.
Gores Radio Holdings
We have a related party relationship with Gores Radio Holdings, LLC (together with certain related entities “Gores”), an entity managed by the Gores Group, LLC. For the three months ended March 31,2009, we recorded $1,713 in fees related to consultancy and advisory services including $650 in fees paid to Glendon Partners, an operating group associated with Gores.
POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. We recorded $331 in fees paid to POP Radio for the three months ended March 31, 2009.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4 — Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows:

	March 31,	December 31,
	2009	2008

Land, buildings and improvements	$12,007	$11,999
Recording, broadcasting and studio equipment	72,749	75,907
Furniture, equipment and other	18,454	18,445

	$103,210	$106,351
Less: Accumulated depreciation and amortization	73,664	75,934

Property and equipment, net	$29,546	$30,417

Depreciation expense was $2,063 for the quarter ended March 31, 2009 and $3,976 for the quarter ended March 31, 2008. In 2001, we entered into a capital lease for satellite transponders totaling $6,723. Accumulated amortization related to the capital lease was $5,103 for the quarter ended March 31, 2009 and $4,426 for the quarter ended March 31, 2008.
NOTE 5 — Goodwill Impairment:
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
Prior to the fourth quarter 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our Metro/Traffic re-engineering initiative implemented in the fourth quarter of 2008, we installed separate management for the Network and Metro/Traffic divisions providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment is accessed at this level.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. The balance of goodwill at March 31, 2009 and December 31, 2008 was $33,988.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 6 — Acquisitions and Investments:
TrafficLand
On December 22, 2008, Metro Networks Communications, Inc. entered into a License and Services Agreement with TrafficLand which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (Metro’s parent), TLAC, Inc. (a wholly-owned subsidiary of Westwood formed for such purpose) and TrafficLand entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties have negotiated and placed in escrow. As a result of payments previously made under the License Agreement, we have the right to cause the Merger Agreement to be released from escrow at any time on or prior to May 15, 2009 (such date has been extended from the original date of March 31, 2009), at which time the Merger Agreement is deemed “executed”. The release of the Merger Agreement does not require that we close the merger, which remains subject to additional closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate.
As TrafficLand qualifies as a variable interest entity, we have considered qualitative and quantitative factors to determine if we are the primary beneficiary pursuant to FIN 46(R) of this variable interest entity. In connection with the TrafficLand arrangement, as of March 31, 2009, we did not hold an equity interest or a debt interest in the variable interest entity, and we did not absorb a majority of the expected losses or residual returns. Therefore, we do not qualify as the primary beneficiary and, accordingly, we have not consolidated TrafficLand.
NOTE 7 — Debt:
Prior to the refinancing of such debt on April 23, 2009, long-term debt consisted of the following at:

	March 31, 2009	December 31, 2008

Revolving Credit Facility/Term Loan	$41,000	$41,000
4.64% Senior Notes due on November 30, 2009	52,069	51,475
5.26% Senior Notes due on November 30, 2012	156,526	154,503
Deferred derivative gain	1,851	2,075

	$251,446	$249,053

Effective February 28, 2008 (with the exception of clause (v) which became effective March 3, 2008), we amended the then existing Term Loan and Revolving Credit Facility (collectively the “Facility”) to: (1) provide security to our lenders (including holders of our 5.26% Senior Notes due November 30, 2012 and 4.64% Senior Notes due November 30, 2009 (collectively, “Senior Notes” or “Notes”)); (2) reduce the amount of the Revolving Credit Facility to $75,000; (3) increase the applicable margin on LIBOR loans to 1.75% and on prime rate loans to 0.75%; (4) change the allowable Total Debt Ratio to 4.0 times our Annualized Consolidated Operating Cash Flow through the remaining term of the Facility; (5) eliminate the provision that deemed the termination of the CBS Radio Management Agreement an event of default; and (6) include covenants prohibiting the payment of dividends and restricted payments. As a result of providing the banks in the Facility with a security interest in our assets, the Note holders were also provided with security pursuant to the terms of the Note Purchase Agreement governing the Notes.
On April 23, 2009, we completed the refinancing of our outstanding long-term indebtedness and the recapitalization of our equity with our existing lenders and the Gores Group (see Note 17 — Subsequent Events). Consequently, the balance of existing debt at March 31, 2009, classified as current at December 31, 2008, has been reclassified as long-term debt.
As of March 31, 2009 and 2008, our weighted average interest rate was 6.5% for both periods.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8 — Fair Value Measurements:
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a common definition of fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
There was no change recorded in our opening balance of Retained Earnings as of January 1, 2009 as we did not have any financial instruments requiring retroactive application per the provisions of SFAS 157.
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair Value Hierarchy
SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3
Assets:
Investments	$651	$—	$—

Total Assets	$651	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9 — Shareholders’ Equity and Series A Preferred Stock:
On each of March 3, 2008 and March 24, 2008, respectively, we announced the closing of the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of our common stock to Gores Radio Holdings, LLC at a price of $1.75 per share for an aggregate purchase amount of $25,000 less issuance costs of $2,250.
On June 19, 2008, we completed a $75,000 private placement of our Series A Preferred Stock with an initial conversion price of $3.00 per share and four-year warrants to purchase an aggregate of 10,000 shares of our common stock in three, approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share, respectively to Gores Radio Holdings, LLC.
The Series A Preferred Stock was issued with a deemed liquidation clause that provides that the security becomes redeemable at the election of the holders of a majority of the then outstanding shares of Series A Preferred Stock in the event of a consolidation or merger of the Company, as defined, or the sale of all or substantially all of the assets of the Company. In accordance with Emergency Issues Task Force (EITF) D-98, the Series A Preferred Stock is required to be classified as mezzanine equity because a change of control of the Company could occur without our approval and thus redemption of the Series A Preferred Stock is not solely under the control of the Company. During the three months ended March 31, 2009, management concluded that it is probable the Series A Preferred Stock will become redeemable. Accordingly, we have adjusted the initial carrying amount of the Series A Preferred Stock to its redemption amount at the balance sheet date.
On April 23, 2009, we completed the refinancing of our outstanding debt and the re-capitalization of our equity.
On March 16, 2009, we were delisted from the NYSE and at this time we do not have any immediate plans to list on an alternate exchange such as Nasdaq or Amex, which means our common stock will continue to be lightly traded.
NOTE 10 — Equity-Based Compensation:
Equity Compensation Activity
During the three months ended March 31, 2009, we awarded 25 shares of common stock to certain employees. The awards have restriction periods tied solely to employment and vest over three years. The cost of common stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period. Our common stock activity during the three-month period ended March 31, 2009 is as follows:

		Weighted
	2009	Average
	Shares	Exercise Price

Unvested at December 31, 2008	7,000	$7.58
Granted during the period	25	0.06
Forfeited during the period	(4)	18.12

Unvested at March 31, 2009	7,021	$7.56

Total compensation expense for the three months ended March 31, 2009 and 2008 related to stock-based compensation was $1,352 and $2,123, respectively. Of that expense, $918 and $1,154, respectively, was included in operating costs in the Consolidated Statement of Operations and $434 and $969, respectively, was included in corporate, general and administrative expense in the Consolidated Statement of Operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11 — Other Income/(Loss):
During the quarter ended March 31, 2009, we recorded $224 in derivative contract gain. Such gain is included as a component of other income/(loss) in the Consolidated Statement of Operations.
NOTE 12 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net (loss) Income	$(15,186)	$(5,338)
Unrealized gain (loss) on marketable securities net of income taxes	135	2,548

Comprehensive (loss) Income	$(15,051)	$(2,790)

NOTE 13 — Income Taxes:
We use the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.
We classified interest expense and penalties related to unrecognized tax benefits as income tax expense in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded for the three months ended March 31, 2009 or 2008. We will continue to assess the need for a valuation allowance at each future reporting period.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 14 — Restructuring Charges:
In the third quarter of 2008, we announced a plan to restructure the traffic operations of the Metro/Traffic operating segment and to take actions to address underperforming programming and to implement other cost reductions. The modifications to the traffic business are part of a series of re-engineering initiatives identified by management to improve the operating and financial performance in the near term, while setting the foundation for profitable long-term growth.
In connection with the re-engineering of our traffic operations and other cost reductions (which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming and was implemented to a significant degree in the last half of 2008), in 2008, we recorded $14,100 of restructuring charges and for the three months ended March 31, 2009 we recorded $3,440 in restructuring charges. We anticipate further charges of approximately $6,260 as additional phases of the original traffic re-engineering and other cost-reduction programs are implemented and finalized in the second quarter of 2009. The total restructuring charges for the traffic re-engineering and other cost-reduction programs are projected to be approximately $23,800. In addition, we have introduced and will complete new cost reduction programs in 2009. As these programs are implemented, we anticipate that we will incur new incremental costs for severance of approximately $6,000 and contract terminations of $3,100. In total, we estimate we will record aggregate restructuring charges of approximately $32,900, consisting of: (1) $15,500 of severance, relocation and other employee related costs; (2) $7,400 of facility consolidation and related costs; and (3) $10,000 of contract termination costs.
Restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit” (“SFAS 88”). We account for one-time termination benefits, contract terminations, asset write-offs and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan.
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
The restructuring charges are comprised as follows:

Restructuring Liability	Severance Termination Cost	Facilities Consolidation Related Costs	Contract Termination	Total

Balance at December 31, 2008	3,198	790	3,796	7,784
Charges	1,658	1,782	—	3,440
Payments	(884)	(115)	(360)	(1,359)
Non-Cash utilization	—	—	—	—

Balance at March 31, 2009	3,972	2,457	3,436	9,865

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 15 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Three Months Ended
	March 31,
	2009	2008

Professional fees related to the new CBS arrangement		2,956
Closing payment to CBS related to cancelling the previous CBS agreement		5,000
Facilities shutdown costs	96
Fees related to the Gores investment and the debt refinancing / recapitalization	5,713

	$5,809	$7,956

NOTE 16 — Segment Information:
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
Previously reported results of operations are presented to reflect these changes. Revenue, segment operating (loss)/income, depreciation, unusual items, capital expenditures and identifiable assets at March 31, 2009 and March 31, 2008 are summarized below according to these segments. This change did not impact the total consolidated results of operations. We continue to report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Net Revenue
Network	$51,184	$59,185
Metro/Traffic	34,683	47,442

Total Net Revenue	$85,867	$106,627

	Three Months Ended
	March 31,
	2009	2008
Segment Operating (Loss) Income
Network	$(4,465)	$8,073
Metro/Traffic	(5,512)	3,335

Total Segment Operating Income	$(9,977)	$11,408
Corporate Expenses	(9,626)	(14,408)

Operating (Loss) Income	$(19,603)	$(3,000)
Interest Expense	(3,263)	(5,399)
Other Income	300	41

(Loss) Income Before Income Taxes	$(22,567)	$(8,358)

	Three Months Ended
	March 31,
	2009	2008
Depreciation and Amortization
Network	$871	$756
Metro/Traffic	1,185	1,596
Corporate	7	1,624

Total Depreciation and Amortization	$2,063	$3,976

	Three Months Ended
	March 31,
	2009	2008
Assets
Network	$76,368	$132,645
Metro/Traffic	71,650	467,502
Corporate	43,379	43,864

Total Assets (1)	$191,396	$644,011

	Three Months Ended
	March 31,
	2009	2008
Capital Expenditures
Network	$494	$3,365
Metro/Traffic	675	299
Corporate	—	—

Total Capital Expenditures	$1,169	$3,664

(1)	An impairment charge of $206,053 in the second quarter of 2008 and $224,073 in the fourth quarter of 2008 reduced the balance of Goodwill.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17 — Subsequent Events:
On April 23, 2009 (the “Closing Date”), we completed the refinancing of our outstanding long-term indebtedness and the recapitalization of our equity.
Debt Restructuring
Securities Purchase Agreement
As part of the recapitalization, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of the Company’s outstanding Senior Notes both of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”).
Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Senior Notes and the Old Credit Agreement, the debt holders collectively received: (1) $117.5 million of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); (2) 34,962 shares of 8.0% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”); and (3) a one-time cash payment of $25.0 million. Gores purchased at a discount certain debt held by debt holders who did not wish to participate in the New Senior Notes as set forth in the Securities Purchase Agreement.
The New Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% in-kind (PIK interest). The PIK interest will be added to principal quarterly but will not be payable until maturity. The New Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the New Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement).
The New Senior Notes are guaranteed by our domestic subsidiaries (the “Guarantors”) and are secured, pursuant to an amendment of our security agreement with the debt holders, by a first priority lien on substantially all of our assets.
We are subject to restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the New Senior Notes over our consolidated EBITDA). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants.
The Securities Purchase Agreement also contains customary events of default, including, without limitation, nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default to our other indebtedness or our subsidiaries; certain ERISA-related events; certain voluntary and involuntary bankruptcy events; certain judgment related defaults; and invalidity or imperfected liens on collateral. The Guarantors’ obligations under the guaranty will be triggered upon the occurrence of an event of default.
If an event of default occurs and is continuing under the Securities Purchase Agreement, any holder or holders of more than 50% in principal amount of the New Senior Notes may accelerate all of our obligations under the New Senior Notes. For events of default related to nonpayment of principal or interest, any two holders of the New Senior Notes (other than Gores) holding at least 15% (in the aggregate) of principal amount of the New Senior Notes affected by the event of default, may accelerate our obligations under the New Senior Notes held by them. For other events of default, the obligations under the New Senior Notes are automatically accelerated.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
New Credit Agreement
In connection with the Debt Restructuring, we also entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Foothill, LLC, as the arranger, administrative agent and initial lender, pursuant to which we obtained a $15.0 million revolving line of credit (which includes a $1.5 million letter of credit sub-facility) on a senior unsecured basis and a $20.0 million unsecured non-amortizing term loan, the obligations in respect of which are subordinated to obligations in respect of the New Senior Notes. We borrowed the entire amount of the term loan on the Closing Date and did not make any borrowings under the revolving line of credit. Loans under the Credit Agreement will mature on July 15, 2012 and proceeds of the term loan will be used to, among other things, consummate the transactions contemplated by the Restructuring, and pay fees and expenses in connection therewith. Proceeds of the revolving loans are expected to be used for working capital and general corporate purposes.
Our obligations under the Credit Agreement are guaranteed by the Guarantors and Gores. Payment of the loans, under the Credit Agreement, is mandatory upon, among other things, certain asset sales and the occurrence of a change of control.
Loans under the Credit Agreement bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate). The Credit Agreement contains substantially similar restrictive covenants (including a maximum senior leverage ratio calculated in a manner consistent with the Securities Purchase Agreement), affirmative covenants and representations and warranties as those found in the Securities Purchase Agreement, subject, in the case of certain covenants, to a cushion on baskets and covenant levels from those contained in the Securities Purchase Agreement.
The Credit Agreement contains customary events of default including, without limitation, nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-acceleration to our other indebtedness; certain ERISA-related events; certain voluntary and involuntary bankruptcy events; certain judgment-related defaults; and certain events related to Gores, including defaults by Gores under the Gores guarantee and defaults by Gores under their other agreements with Wells Fargo Foothill unrelated to us. The Guarantors’ obligations under the guaranty will be triggered upon the occurrence of an event of default.
If an event of default occurs and is continuing under the Credit Agreement, the lenders may, among other things, terminate their obligations (including the revolver commitments) under the Credit Agreement and accelerate our obligations.
Equity Restructuring
Purchase Agreement
In connection with the Equity Restructuring, we entered into a Purchase Agreement (the “Purchase Agreement”) with Gores Radio Holdings, LLC. In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75,000 shares of 7.50% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”). In addition Gores purchased 25,000 shares of Series B Preferred Stock (together with the Series A-1 Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $25.0 million.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Terms of Series A-1 Preferred Stock
Holders of the Series A-1 Preferred Stock will be entitled to receive dividends at a rate of 7.50% per annum, compounded quarterly, which will be added to the liquidation preference (initially equal to $1,065 per share). The Series A-1 Preferred Stock ranks pari passu with the Series B Preferred Stock. If the Series A-1 Preferred Stock remains outstanding after June 19, 2013, the dividend rate will increase to 15.00% per annum. Holders of the Series A-1 Preferred Stock will also be entitled to receive dividends declared or paid on our common stock on an as-converted basis.
The Series A-1 Preferred Stock is convertible at the option of the holders into a number of shares of common stock by dividing the number of shares of Series A-1 Preferred Stock to be converted by the multiple of the liquidation preference and the conversion price in effect at the close of business on the conversion date.
After March 19, 2013, we have the sole option to redeem the Series A-1 Preferred Stock at any time provided we concurrently offer to redeem the same proportion (based on liquidation preference) of the Series B Preferred Stock on the same terms and conditions and at the same time. If the Series A-1 Preferred Stock remains outstanding after December 19, 2013, the liquidation preference per share will increase by 50%.
Terms of Series B Preferred Stock
Holders of the Series B Preferred Stock will be entitled to receive dividends at a rate of 8.0% per annum, compounded quarterly, which will be added to the liquidation preference (initially equal to $1,000 per share). The Series B Preferred Stock ranks pari passu with the Series A-1 Preferred Stock. If the Series B Preferred Stock remains outstanding after June 19, 2013, the dividend rate will increase to 15.00% per annum. Holders of the Series B Preferred Stock will also be entitled to receive dividends declared or paid on the Common Stock on an as-converted basis.
The Series B Preferred Stock is convertible at the option of the holders into a number of shares of Common Stock by dividing the number of shares of Series B Preferred Stock to be converted by the multiple of the liquidation preference and the conversion price in effect at the close of business on the conversion date.
Black Line Division
As a result of the debt and equity restructuring completed on April 23, 2009, in the future we will follow the purchase method of accounting, as described by Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations” and expect to apply the SEC rules and guidance regarding “push down” accounting treatment in the second quarter. Accordingly, in future filings our Consolidated Financial Statements and transactional records prior to the closing of the debt and equity restructuring will reflect the historical accounting basis in our assets and liabilities and be labeled predecessor company, while such records subsequent to the debt and equity restructuring will be labeled successor company and will reflect the push down basis of accounting for the new fair values in our financial statements. This will be presented in our Consolidated Financial Statements by a vertical black line division which will appear between the columns entitled predecessor company and successor company on the Consolidated Financial Statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the debt and equity restructuring are not comparable. Since the completion of the debt and equity restructuring occurred on April 23, 2009, there was insufficient time to complete a valuation of the successor company for disclosure in the March 31, 2009 financial statements.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18 — Recent Accounting Pronouncements:
In March 2009, the Financial Account Standards Board (“FASB’) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 is effective for the Company January 1, 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141R and FSP FAS 141(R)-1 did not have a significant impact on our Consolidated Financial Statements.
In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance does not have a significant impact on our Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The relevant disclosures have been included in our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and related audiences, including changes in the demographic composition of our audience base; (5) increases or decreases in the size of our advertiser sales force; and (6) competitive and alternative programs and advertising mediums, including, but not limited to, radio.
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

Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels and lower clearance and audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to increased competition, reductions in our local/regional sales force and an increase in the amount of :10 second inventory being sold by radio stations. Recently, our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio-related advertising products.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements, the 2009 and 2008 Gores investment, re-financing/recapitalization costs and re-engineering expenses.
We consider our operating cost structure to be largely fixed in nature, and as a result, we need several months lead time to make significant modifications to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This becomes important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.
We engaged consultants for the most part to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we announced a Metro/Traffic re-engineering initiative that was implemented in the last half of 2008. The modifications to the Metro/Traffic business are part of a series of re-engineering initiatives identified by us to improve our operating and financial performance in the near-term, while setting the foundation for profitable long-term growth. Over time, these changes will result in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of the second quarter of 2009.
On March 3, 2008, we closed on the new Master Agreement with CBS Radio, which documents a long-term agreement through March 31, 2017. As part of the new arrangement, CBS agreed to broadcast certain of our commercial inventory for our Network and Metro/Traffic and information division through March 31, 2017 in exchange for certain programming and/or cash compensation. Under the new arrangement, CBS Radio agreed to assign to us all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired on March 3, 2008.
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

Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS mitigates both of these circumstances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. We believe that CBS Radio has taken and will continue to take the necessary steps to stabilize and increase the audience reached by its stations. It should be noted however, that as CBS takes steps to increase its compliance with our affiliation agreements, our operating costs will increase before we will be able to increase prices for the larger audience we will deliver, which was and may continue to be a contributing factor to the decline in our operating income.
Results of Operations
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
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
Revenue
Revenue presented by operating segment is as follows for the three month periods ending March 31:

	For the Three Months Ended March 31,
	2009		2008
	$	% of Total	$	% of Total

Metro	$34,684	40.4%	$47,442	44.5%
Network	51,183	59.6%	59,185	55.5%
Total (1)	$85,867	100.0%	$106,627	100.0%

1)
As described above, we currently aggregate revenue data based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the three months ended March 31, 2009, revenue decreased $20,760 or 19.5%, to $85,867 compared with $106,627 for the three months ended March 31, 2008. The overall decline in revenue is principally attributable to the current economic downturn and the general decline in advertising spending, which started to contract in the second half of 2008, accelerated during the fourth quarter of 2008 and has continued in 2009.
Metro/Traffic revenue for the three months ended March 31, 2009 decreased $12,758 or 26.9% to $34,684 from $47,442 for the same period in 2008. The decrease in Metro/Traffic revenue was principally related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, a decline in overall ratings (particularly in major markets) and a continued reduction in :10 second inventory units available to sell.

For the three months ended March 31, 2009, Network revenue was $51,183 compared to $59,184 for the comparable period in 2008, a decrease of 13.5% or $8,001. The decline is primarily the result of the general decline in advertising spending which affected our network revenue from sports and news events, the cancellation of certain programs and lower revenues from our RADAR rated network inventory.
Operating Costs
Operating costs for the three months ended March 31, 2009 and 2008 were as follows:

	2009		2008
	$	% of Total	$	% of Total

Payroll and payroll related	$21,920	24%	$26,243	28%
Programming and production	28,805	32%	28,665	30%
Program and operating	4,570	5%	4,167	4%
Station compensation	19,769	22%	19,138	20%
Other operating expenses	16,329	18%	16,016	17%

	$91,393	100%	$94,229	100%

Operating costs decreased $2,836, or 3.0%, to $91,393 in the first quarter of 2009 from $94,229 in the first quarter of 2008. The decrease generally reflects the benefit of our re-engineering and cost reduction programs which began in the last half of 2008. Payroll and payroll related costs declined $4,323 or 16.5% as a result of the reduction in headcount. This was partially offset by increases in program related costs for new programming and station compensation expense. Other operating expenses declined by $313 or 2.0%, again reflecting the benefit of our cost reduction program as specifically related to aviation and other costs.
We expect our operating costs to decrease in the future after our re-engineering and cost reduction initiatives are completed.
Depreciation and Amortization
Depreciation and amortization decreased $1,913, or 48.1%, to $2,063 in the first quarter of 2009 from $3,976 in the first quarter of 2008. The decrease was principally attributable to a reduction in warrant amortization expense as the result of the cancellation on March 3, 2008 of all then outstanding warrants previously granted to CBS Radio.
We expect depreciation and amortization to increase when compared to amounts incurred in 2008 as a result of our investment in systems and infrastructure.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $700, or 20.2%, to $2,766 for the three months ended March 31, 2009 as compared to $3,466 for the same period in 2008. The decrease is principally due to decreased stock-based compensation expense offset by increased bad debt expense and bank fees.

Goodwill Impairment
There were no impairment charges recorded for the three months ended March 31, 2009 and 2008.
Restructuring Charges
During the three months ended March 31, 2009, we recorded a $3,440 restructuring charge in connection with the re-engineering of our traffic operations and the elimination of underperforming programming announced on September 12, 2008. The components of these charges included severance of $1,658 and facilities shutdown costs of $1,782.
Special Charges
We incurred non-recurring expenses aggregating $5,809 and $7,956 in the first quarter of 2009 and 2008, respectively. Special charges in the first quarter of 2009 were incurred predominantly as part of our debt restructuring and recapitalization. Special charges in the first quarter of 2008 consisted of $5,000 of contract termination costs and $2,956 of associated legal and professional fees incurred in connection with the new CBS Agreement.
Operating (Loss) Income
The operating (loss) for the three months ended March 31, 2009 increased to $(19,604) from $(3,000) for the same period in 2008. The decline is primarily attributable to the decline in our revenue which was impacted by the current overall economic downturn. The decline in revenue was partially offset by the realignment of our cost base as part of our re-engineering initiative and related weakness in the advertising market.
We currently anticipate that operating income will decrease in 2009 compared with 2008 principally as a result of an anticipated declining revenue base.
Interest Expense
Interest expense decreased $2,136, or 39.6%, to $3,263 in the first quarter of 2009 from $5,399 in the first quarter of 2008 reflecting the decrease in the amount of outstanding debt.
Based on the refinancing of our debt, we anticipate that interest expense will decrease significantly for the remainder of 2009 due to lower debt levels.
Provision for Income Taxes
Income tax benefit in the first quarter of 2009 was $7,381 compared with a tax benefit of $3,020 in the first quarter of 2008. Our effective tax rate for the quarter ended March 31, 2009 was approximately 34.2% as compared to the 38.5% for the same period in 2008.
Net (Loss) Income
Net (loss) for the first quarter of 2009 increased to $(15,186) from a net loss of $(5,338) in the first quarter of 2008. Net (loss) per share for basic and diluted shares was $(0.17) in the first quarter of 2009, compared with net (loss) per share for basic and diluted of $(0.06) in the first quarter of 2008.
Weighted Average Shares Outstanding
Weighted average shares outstanding used to compute basic and diluted earnings per share were 98,074 in the first quarter of 2009 compared with 89,423 in the first quarter of 2008. The increase in the number of outstanding shares is attributable to restricted stock vesting. Basic and diluted shares outstanding were the same in 2008 as the inclusion of common stock equivalents in the diluted share calculation would be anti-dilutive.

Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures, principal and interest payments on our outstanding indebtedness, share repurchases, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt.
As disclosed in more detail elsewhere in this report, on April 23, 2009, we completed the refinancing of our outstanding long-term indebtedness and the recapitalization of our equity. Based upon facts and circumstances that existed as of December 31, 2008, we previously disclosed that there was a substantial doubt about our ability to continue as a going concern. Management has since reviewed the impact of the refinancing and recapitalization, the results of the restructuring plan discussed in more detail above, and our current forecast and has concluded that the substantial doubt about the Company’s ability to continue as a going concern has been removed. We believe that our sources of liquidity are adequate to fund ongoing operating requirements in the next twelve months.
Existing Indebtedness
Effective April 23, 2009, we have: $117.5 million of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); a $20.0 million unsecured, non-amortizing term loan and a $15.0 million revolving line of credit (which includes a $1.5 million letter of credit sub-facility) on a senior unsecured basis. The term loan and revolver mature on July 15, 2012 and are guaranteed by our domestic subsidiaries (the “Guarantors”) and Gores. We borrowed the entire amount of the term loan on the Closing Date and did not make any borrowings of revolving loans. The New Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% in-kind (PIK interest). The PIK interest will be added to principal quarterly but will not be payable until maturity. The New Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the New Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the New Senior Notes). The New Senior Notes are guaranteed by the Guarantors and are secured by a first priority lien on substantially all of our assets.
Loans under the Credit Agreement bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).
Both the Securities Purchase Agreement (governing the New Senior Notes) and Credit Agreement (governing for the new term loan and revolver) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs . Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the New Senior Notes over our consolidated EBITDA). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in a manner consistent with the Securities Purchase Agreement), affirmative covenants and representations and warranties as those found in the Securities Purchase Agreement, subject, in the case of certain covenants, to a cushion on baskets and covenant levels from those contained in the Securities Purchase Agreement.
As part of the foregoing refinancing/recapitalization, on April 23, 2009, we sold 25,000 shares of Series B Preferred Stock to Gores for an aggregate purchase price of $25,000.

Indebtedness prior to April 23, 2009
Prior to April 23, 2009, our debt consisted of an unsecured, five-year $120,000 term loan and a five-year $75,000 revolving credit facility (collectively, the “Facility”). Interest on the Facility was variable and payable at a maximum of the prime rate plus an applicable margin of up to .75% or LIBOR plus an applicable margin of up to 1.75%, at our option. The Facility contained covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. As a result of an amendment to our Facility in the first quarter of 2008, we provided security to our lenders (including holders of our Senior Notes) on substantially all of our assets and amended our allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Facility.
Prior to April 23, 2009, we also had $200 million in Senior Notes which we issued on December 3, 2002, and consisted of: 5.26% Senior Notes due November 30, 2012 (in an aggregate principal amount of $150 million) and 4.64% Senior Notes due November 30, 2009 (in an aggregate principal amount of $50 million). Interest on the Notes was payable semi-annually in May and November. The Notes contained covenants relating to leverage and interest coverage ratios that were identical to those contained in our Facility.
At March 31, 2009, we had approximately $9,000 outstanding under our revolving credit facility and actual debt outstanding under the term loan was $32,000. At March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $7,199.
On March 3, 2008 and March 24, 2008, we sold 7,143 shares (14,286 shares in the aggregate) of common stock to Gores for an aggregate purchase price of $25,000 and on June 19, 2008, we sold $75,000 of Series A Preferred Stock with warrants to Gores, generating net proceeds of approximately $96,928.
Current Position
Net cash provided by operating activities was $2,134 for the three months ended March 31, 2009 and $(10,756) for the three months ended March 31, 2008, an increase of $12,890 in net cash provided by operating activities. The increase was principally attributable to a positive change in our deferred asset position and decrease in our accounts receivable balance.
While our business does not usually require significant cash outlays for capital expenditures, capital expenditures in the first three months of 2009 decreased $2,495 to $1,169, from $3,664 when compared to capital expenditures in the first three months of 2008. The decrease in the first quarter of 2009 is principally attributable to the timing of our expenditures planned for the year. We anticipate an increase in capital expenditures for the remainder of 2009 as we invest in systems and infrastructure.
In May 2007, the Board of Directors elected to discontinue the payment of a dividend on our common stock and does not plan to declare dividends on our common stock for the foreseeable future. The payment of dividends on our common stock is also prohibited by the terms of our New Senior Notes.
While we are authorized to repurchase up to $290,490 of our common stock as of December 31, 2008, we do not plan on repurchasing any additional shares for the foreseeable future. Such repurchases are also prohibited by the terms of our New Senior Notes.
Recent Accounting Pronouncements
In March 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 is effective for the Company January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141R and FSP FAS 141(R)-1 did not have a significant impact on our Consolidated Financial Statements.
In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance does not have a significant impact on our Consolidated Financial Statements.
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The relevant disclosures have been included in our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements.
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
Since 2002, our full year operating income has declined from approximately $180,000 to an operating loss of $(438,041) for the year ended 2008 ($19,430 exclusive of goodwill impairment charges of $430,126, restructuring charges of $14,100 and special charges of $13,245), with the most significant decline occurring in the past three years. In addition, our 2006 and 2008 results were adversely affected by goodwill impairment charges of approximately $516,000 and $430,000, respectively. Given the current economic climate, it is possible our operating income will continue to decline. Historically, we have been able to reduce expenses to partially mitigate the impact of the decline in our revenue and its effect on operating income. However, given the extensive restructuring of the Metro/Traffic division from 61 offices into 13 hubs (announced in Q3 of 2008 and anticipated to be completed by the end of Q2 of 2009) and the additional cost reductions currently being implemented, our ability to implement further significant cost reductions without negatively affecting our revenue may be somewhat limited, and may make it difficult for us to mitigate the impact of further declines in revenue.
The global credit market disruptions and economic slowdown which significantly worsened in the last half of 2008 have created a difficult and uncertain environment across all industries and there is no immediate sign of a recovery.
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
The cost of our indebtedness has increased substantially, which, when combined with our recent performance of declining revenue, further affects our liquidity and could limit our ability to implement our business plan and respond competitively.
Since 2004, our full year revenue has declined from approximately $562,000 to $404,000 for the year ended 2008. This decrease in revenue has been attributable to a decline in audience and in the quality and quantity of commercial inventory on both a local/regional and a national basis, increased competition, a decline in a number of customer accounts and a substantial reduction in sales persons. Our strategy to increase revenue is dependent on, among other things, our ability to reverse these declines in audience, improve our affiliate base, hire additional sales persons and managers, modernize our distribution system and expand our product offerings to other distribution platforms, all of which, to varying degrees, require additional capital. As a result of our recently completed recapitalization transaction, the annual interest payments on our debt will increase from approximately $12,000 to $19,000; $7,000 of this interest will be paid in kind (PIK). If the economy continues to stall and advertisers continue to maintain reduced budgets which do not recover in 2009, notwithstanding the closing of the refinancing, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and/or capital, we may be unable to take advantage of business opportunities or respond to competitive pressures, such as M&A opportunities or securing rights to marquee or popular programming. If any of the foregoing should occur, this could have a material and adverse effect on our business.

Although we have recently significantly reduced our level of indebtedness, our level of indebtedness remains significant and the interest on such indebtedness remains high, which could adversely affect our liquidity and future business operations if our operating income continues to decline.
After the completion of our refinancing, we have $117.5 million in aggregate principal amount of New Senior Notes outstanding, which bear interest at a rate of 15.0%, and a new Credit Agreement consisting of: (x) a $20 million term loan and (y) a $15 million revolving line of credit which we intend to borrow against in the future. Loans under our new Credit Agreement bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). Our ability to service our debt will depend on competitive pressures and our financial performance in an uncertain and unpredictable economic environment. Further, our New Senior Notes and new Credit Agreement restrict our ability to incur any meaningful amount of additional indebtedness. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. If our operating income continues to decline and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we could have insufficient liquidity which would have a material adverse effect on our business, financial condition and results of operations.
Our new Credit Agreement and Securities Purchase Agreement governing our New Senior Notes contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations.
Our new Credit Agreement and Securities Purchase Agreement governing our New Senior Notes require us to comply with certain financial and operational covenants. These covenants include, without limitation:
•
limitations on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions; and

•
a maximum senior leverage ratio (the principal amount of Senior Notes over our consolidated EBITDA measured on a trailing, four-quarter basis) which is 6.25 to 1.0 ratio on December 31, 2009 but begins to decline on a quarterly basis thereafter, including to a 4.5 to 1.0 ratio on December 31, 2010 and a 3.5 to 1.0 ratio on December 31, 2011.

As of April 30, 2009, we were in compliance with these covenants. Although we believe we will continue to be in compliance with these covenants, there are no assurances that we will remain in compliance, particularly if the advertising environment remains weak or our operating income continues to decline. Failure to comply with these covenants would result in a default under our new Credit Agreement and New Senior Notes which, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the new Credit Agreement and New Senior Notes and thereby have a material adverse impact on our financial condition and results of operations.
Our revenue could further decline if the general economy and broadcast industry do not improve and even more so if the economy and industry worsen, and consumer spending remains constrained or is further restricted.
Our revenue is largely based on advertisers seeking to stimulate consumer spending. Consumer confidence eroded significantly amid the national and global economic slowdown, increased unemployment and layoffs and the general belief that the U.S. has entered a recession, which many believe could be a sustained recession and/or contraction. Advertising expenditures and consumer spending tend to decline during recessionary periods and they have done so in this economy, as advertising budgets in the retail, automotive and financial services industries have softened. More recently, advertisers (and the agencies that represent them), faced with their own reduced budgets and sales levels, have put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. Reductions in advertising expenditures and declines in ad rates have adversely affected our revenue.

Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.
We compete in a highly competitive business. Our radio programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as newspapers, magazines, cable television, outdoor advertising and direct mail and more increasingly with digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms. Additionally, audience ratings and performance-based revenue arrangements are subject to change and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and lower cash flow. In addition, the following factors could have an adverse effect upon our financial performance.
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
Although we believe that our radio programming will continue to attract audiences and advertisers, there can be no assurance that we will be able to compete effectively, regain our market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a decline in audience for our programs or the cost of programming continues to increase (or in some cases cannot be reduced in connection with the new economic environment), we might be unable to retain the rights to popular programs and advertisers’willingness to purchase our advertising could be further reduced.
Gores, through its voting control of the Company, is in a position to control actions that require stockholder approval.
Gores, through its beneficial ownership of 162,378,385 shares of our common stock (including preferred stock on an as-converted basis) as of April 23, 2009 (or approximately 74.9% of our voting power), has voting control of the Company. For as long as Gores continues to beneficially own shares of common stock (including preferred stock on an as-converted basis) representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Gores but not to other stockholders.
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
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At December 31, 2008, we determined that our goodwill was impaired and recorded an impairment charge of $224,073, which is in addition to the impairment change of $206,053 taken on June 30, 2008. The remaining book value of our goodwill at December 31, 2008 and March 31, 2009 is $33,988. Unanticipated differences to our forecasted operational results and cash flows could require a provision for further impairment that could significantly affect our reported earnings in a period of such change.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates using financial instruments. Previously we used derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and normally hold all derivatives for purposes other than trading. All derivative financial instruments previously held reduced the risk of the underlying hedged item and were designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure were entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment.
Prior to terminating our interest rate swaps in November 2007 and December 2008, we had entered into a seven-year interest rate swap agreement covering $25,000 notional value of our outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 74 basis points, and two ten-year interest rate swap agreements covering $75,000 notional value of our outstanding borrowing to effectively float the majority of the interest rate at three-month LIBOR plus 80 basis points. In total, the swaps initially covered $100,000, which represented 50% of the notional amount of Senior Notes. These swap transactions allowed us to benefit from short-term declines in interest rates while having the long-term stability on the other 50% of the Senior Notes of fairly low fixed rates. The instruments met all of the criteria of a fair-value hedge and were classified in the same category as the item hedged in the accompanying balance sheet. We had the appropriate documentation, including the risk management objective and strategy for undertaking the hedge, identification of the hedged instrument, the hedge item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness offsets the exposure to changes in the hedged item’s fair value
Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Controller concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of March 31, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, there were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2009 the Company did not purchase any of its common stock under its existing stock purchase program and does not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of Shares		Part of Publicly	Purchased Under
	Purchased in	Average Price Paid	Announced Plan or	the Plans or
Period	Period	Per Share	Program	Programs (A)
1/1/09 – 1/31/09	—	N/A
2/1/09 – 2/28/09	—	N/A
3/1/09 – 3/31/09	—	N/A

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.

Item 3. Defaults Upon Senior Securities
As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 5, 2009, we failed to repay our then outstanding indebtedness of $41 million under our old Credit Agreement on February 27, 2009. We also disclosed in such filing our failure to pay the semi-annual interest payment due in November 2008 in respect of our then outstanding Senior Notes. As disclosed in our Annual Report on Form 8-K filed with the SEC on March 30, 2009, we also were not in compliance with our maximum leverage ratio covenant at December 31, 2008. As described in Note 18 (Subsequent Event) above, we have since refinanced our debt and the foregoing defaults under both the old Credit Agreement and Note Purchase Agreement were released and waived by our lenders.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Changes to Director Nomination Procedures
On April 23, 2009, the Board of Directors of the Company (the “Board”) adopted and approved the Amended and Restated By-Laws (the “Amended and Restated By-Laws”). Section 2.16 of the Amended and Restated By-Laws added advance notice provisions relating to stockholder proposals to nominate directors for election at stockholder meetings. The following summary is qualified in its entirety by reference to the copy of the Amended and Restated By-Laws attached as Exhibit 3.1 to the Company’s Current Report on 8-K filed with the SEC on April 27, 2009.
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
A stockholder who wishes to recommend a prospective nominee for the Board should notify the Company’s Secretary in accordance with advance notice provisions of the Amended and Restated By-Laws (as described above) and include supporting materials the stockholder considers relevant to the potential candidate’s qualifications. Any correspondence mailed to the Company should include a clear and prominent notation that such contains a “Director Recommendation” and confirm the author is a stockholder.
Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware. (1)
3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (2)
4.1	Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)
4.1.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (4)
4.2	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (2)

Exhibit
Number (A)		Description of Exhibit
4.3		Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (2)
4.4		Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (2)
4.5
First Amendment to Security Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., each of the subsidiaries of Westwood One, Inc. and The Bank of New York Mellon, as collateral trustee. (2)

10.1	*	Separation Agreement, effective as of March 31, 2009, by and between Registrant and Andrew Hersam. +
10.2	*	Consulting Agreement made as of April 27, 2009, by and between Registrant and Andrew Hersam. +
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the year ended June 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO
Date: May 11, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.1	*	Separation Agreement, effective as of March 31, 2009, by and between Registrant and Andrew Hersam. +
10.2	*	Consulting Agreement made as of April 27, 2009, by and between Registrant and Andrew Hersam. +
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.