Form 10-Q
period 2009-06-30
WESTWOOD ONE INC /DE/
filed 2009-08-14
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-X during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of stock outstanding at August 12, 2009 (excluding treasury shares):
Common stock, par value $.01 per share — 20,312 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	June 30,	December 31,
	2009	2008
	(unaudited)	(derived from audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,980	$6,437
Accounts receivable	82,448	94,273
Prepaid and other assets	17,026	18,758

Total Current Assets	107,454	119,468
Property and equipment, net	36,357	30,417
Goodwill	86,414	33,988
Intangible assets, net	112,032	2,660
Deferred tax asset	2,385	14,220
Other assets	2,414	4,335

TOTAL ASSETS	$347,056	$205,088

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,588	$27,807
Amounts payable to related parties	20,128	22,680
Deferred revenue	2,681	2,397
Accrued expenses and other liabilities	19,648	25,565
Current maturity of long-term debt	—	249,053

Total Current Liabilities	60,045	327,502
Long-term debt	128,078	—
Deferred tax liability	63,845	—
Due to Gores	10,891	—
Other liabilities	10,551	6,993

TOTAL LIABILITIES	273,410	334,495

Commitments and Contingencies

Redeemable Preferred Stock: $.01 par value, authorized: 75 shares; issued and outstanding: 75 shares of 7.5% Series A-1 Preferred Stock; liquidation preference $1,065 per share, plus accumulated dividends	38,880

Redeemable Preferred Stock: $.01 par value, authorized: 60 shares; issued and outstanding: 60 shares of 8.0% Series B Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	30,476

Redeemable Preferred Stock: $.01 par value, authorized: 10,000 shares; issued and outstanding: 75 shares of 7.5% Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	—	73,738

Total Redeemable Preferred Stock	69,356	73,738

SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value: authorized: 300,000 shares; issued and outstanding: 510 (2009) and 101,253 (2008)	5	1,013
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 292 (2009 and 2008)	3	3
Additional paid-in capital	10,561	293,120
Net unrealized gain	(95)	267
Accumulated deficit	(6,184)	(497,548)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	4,290	(203,145)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$347,056	$205,088

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months Ended	For the Period	Six Months Ended
	April 24, 2009 to June 30, 2009	April 1, 2009 to April 23, 2009	June 30, 2008	January 1, 2009 to April 23, 2009	June 30, 2008

NET REVENUE	$58,044	$25,607	$100,372	$111,474	$206,998

Operating Costs	52,116	20,187	85,411	111,580	179,640
Depreciation and Amortization	5,845	521	2,421	2,585	6,397
Corporate General and Administrative Expenses	2,407	1,482	1,199	4,248	4,665
Goodwill Impairment	—	—	206,053	—	206,053
Restructuring Charges	1,454	536	—	3,976	—
Special Charges	368	7,010	897	12,819	8,853

	62,190	29,736	295,981	135,208	405,608

OPERATING (LOSS) INCOME	(4,146)	(4,129)	(195,609)	(23,734)	(198,610)
Interest Expense (Income)	4,692	(41)	4,352	3,222	9,751
Other Income	(4)	(59)	(43)	(359)	(85)

INCOME (LOSS) BEFORE INCOME TAX	(8,834)	(4,029)	(199,918)	(26,596)	(208,276)
INCOME TAX (BENEFIT) EXPENSE	(2,650)	(254)	(174)	(7,635)	(3,194)

NET (LOSS) INCOME	$(6,184)	$(3,775)	$(199,744)	$(18,961)	$(205,082)

NET (LOSS) INCOME attributable to Common Stockholders	$(9,595)	$(5,387)	$(199,932)	$(22,037)	$(205,270)

(LOSS) EARNINGS PER SHARE
COMMON STOCK
BASIC	$(18.85)	$(10.67)	$(396.69)	$(43.64)	$(431.24)

DILUTED	$(18.85)	$(10.67)	$(396.69)	$(43.64)	$(431.24)

CLASS B STOCK
BASIC	$—	$—	$—	$—	$—

DILUTED	$—	$—	$—	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
COMMON STOCK
BASIC	509	505	504	505	476

DILUTED	509	505	504	505	476

CLASS B STOCK *
BASIC	292	292	292	292	292

DILUTED	292	292	292	292	292

*	Reverse stock split not reflected in total. Class B Stock was converted into common stock prior to effectiveness of reverse stock split.
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share and per share amounts)
(unaudited)

	Successor	Predecessor
	Company	Company
	For the Period	For the Period	Six Months Ended
	April 24, 2009 to June 30, 2009	January 1, 2009 to April 23, 2009	June 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(6,184)	$(18,961)	$(205,082)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	5,845	2,585	6,397
Goodwill impairment			206,053
Loss on disposal of property and equipment	76	188
Deferred taxes	2,162	(6,874)	(7,196)
Non-cash stock compensation	852	2,110	2,455
Amortization of deferred financing costs		331	792
Net change in assets and liabilities (net of effect of Refinancing):	(17,078)	19,844	(8,261)

Net Cash (Used) By Operating Activities	(14,327)	(777)	(4,842)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,546)	(1,384)	(6,078)

Net Cash (Used) In Investing Activities	(1,546)	(1,384)	(6,078)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock			22,750
Issuance of series A convertible preferred stock and warrants			74,178
Issuance of series B converible preferred stock	25,000
Debt repayments	(25,000)		(85,000)
Payments of capital lease obligations	(152)	(271)	(343)
Proceeds from term loan	20,000
Deferred financing costs	—		(1,537)

Net Cash Provided (Used) in Financing Activities	19,848	(271)	10,048

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,975	(2,432)	(872)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,005	6,437	6,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,980	$4,005	$5,315

Supplemental disclosure of cash flow information:
Non-cash financing activities (1)
Cancellation of long-term debt (2)	—	252,060	—
Issuance of new long-term debt (2)	117,500	—	—

(1)	All of the Series A Preferred Stock was exchange for all of the Series A-1 Preferred Stock.
(2)	34,962 shares of the Series B Preferred Stock was issued to our lenders in exchange in part for the cancellation of prior indebtedness.
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
Predecessor Company

							Unrealized		Accumulated
						(Accumulated	Gain(Loss) on	Total	Other
					Additional	Deficit)	Available	Share-	Compre-
	Common Stock		Class B Stock		Paid-in	Retained	for Sale	holders’	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Securities	Equity	(Loss)
Balance as of December 31, 2008	101,253	$1,013	292	$3	$293,120	$(497,548)	$267	$(203,145)	$(433,251)
Net loss						(18,961)		(18,961)	(18,961)
Comprehensive income							219	219	219
Equity based compensation					2,110			2,110
Issuance common stock under equity based compensation plans	777	7			(939)			(932)
Issuance of common stock								—
Preferred stock accretion					(6,157)	—		(6,157)
Cancellations of vested equity grants					(890)			(890)

Ending Balance as of April 23, 2009	102,030	$1,020	292	$3	$287,244	$(516,509)	$486	$(227,756)	$(451,993)
Successor Company

							Unrealized		Accumulated
						(Accumulated	Gain(Loss) on	Total	Other
					Additional	Deficit)	Available	Share-	Compre-
	Common Stock		Class B Stock		Paid-in	Retained	for Sale	holders’	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Securities	Equity	(Loss)
Revalued Capital	510	5	292	3	2,256			2,264
Net loss						(6,184)		(6,184)	(6,184)
Comprehensive (loss)							(95)	(95)	(95)
Equity based compensation					852			852
Issuance common stock under equity based compensation plans					(19)			(19)
Preferred stock accretion					(2,979)			(2,979)
Cancellations of vested equity grants					(59)			(59)
Beneficial conversion feature					10,510			10,510

Balance as of June 30, 2009	510	5	292	3	10,561	(6,184)	(95)	4,290	(6,279)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1 — Basis of Presentation:
In this report, “Westwood One,” “Company,” “registrant,” “we”, “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Current Report on Form 8-K filed on June 22, 2009.
In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented have been recorded. The results of operations for the periods ended April 23, 2009 and June 30, 2009 are not necessarily indicative of the operating results for a full fiscal year.
On April 23, 2009, we completed a refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (the “Refinancing”). As part of the Refinancing we entered into a Purchase Agreement (the “Purchase Agreement”) with Gores Radio Holdings, LLC(currently our ultimate parent) (together with certain related entities “Gores”). In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75,000 shares of 7.50% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”). In addition Gores purchased 25,000 shares of 8.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $25,000.
Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding Senior Notes (“Old Notes”) both series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the New Senior Notes, which upon completion of the Refinancing was exchanged for $10,797 of the New Senior Notes. Gores also agreed to guarantee the Senior Credit Facility and a $10.0 million contractual commitment by one of our wholly owned subsidiaries. Gores currently holds $10,891 (including PIK interest) of the New Senior Notes shown in the line item Due to Gores on our balance sheet. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Senior Notes and the Old Credit Agreement, the participating debt holders collectively received in exchange for their outstanding debt: (1) $117.5 million of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); (2) 34,962 shares of Series B Preferred Stock, and (3) a one-time cash payment of $25,000.
As a result of the Refinancing, Gores acquired approximately 75.1% of our equity (in preferred and common stock) and our then existing lenders acquired approximately 23.0% of our equity (in preferred and common stock). We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with Emerging Issues Task Force D-97, “Push Down Accounting”. As a result, have followed the acquisition method of accounting, as described by SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”), and have applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while such records subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled predecessor company and successor company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.
Based on the complex structure of the Refinancing described above, a valuation was performed to determine the acquisition price using the Income Approach employing a Discounted Cash Flow (DCF) methodology. The DCF method explicitly recognizes that the value of a business enterprise is equal to the present value of the cash flows that are expected to be available for distribution to the equity and/or debt holders of a company. In the valuation of a business enterprise, indications of value are developed by discounting future net cash flows available for distribution to their present worth at a rate that reflects both the current return requirements of the market and the risk inherent in the specific investment.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
We used a multi-year DCF model to derive a Total Invested Capital (TIC) value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value (BEV) which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (a) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (b) management’s estimates of future performance of our operations and; (c) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general economic pressure impacting both the economy in general and more specifically and substantially the advertising industry. All costs and professional fees incurred as part of the Refinancing totaling approximately $15,777 have been expensed as special charges in periods ended April 23, 2009 and prior (the predecessor company).
The allocation of Business Enterprise Value is as follows:

Current Assets	$104,641
Goodwill	86,414
Intangibles	116,910
Property, Plant and Equipment, Net	36,270
Other Assets	21,913
Current Liabilities	81,160
Deferred Income Taxes	77,879
Due to Gores	10,797
Other Liabilities	10,458
Long-term Debt	106,703

Total Business Enterprise Value	$79,151

We expect to finalize the valuation and complete the allocation of the Business Enterprise Value as soon as practicable but no later than one year from the acquisition date.
The following unaudited pro forma financial summary for the three and six months ended June 30, 2008 and 2009 gives effect to the Refinancing, the resultant acquisition accounting and the conversion of all of the Series A-1 Preferred Stock and the Series B Preferred Stock to common stock and the effects of the 200:1 reverse stock split as if each had been consummated on January 1, 2008 and January 1, 2009, respectively. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

	Unaudited Pro Forma
	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Revenue	$83,651	$100,372	$169,518	$206,998
Net Loss	(15,275)	(209,013)	(35,589)	(222,258)
EPS	$(0.75)	$(10.29)	$(1.75)	$(10.94)

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
In the 23-day period ended April 23, 2009, we determined that we had incorrectly recorded a credit to interest expense, which should have been recorded in the three-month period ended March 31, 2009, for the settlement of an amount owed to a former employee. We determined that this error was not significant to any prior period results and accordingly reduced the 23-day period’s interest expense by $754. Also in the period ended April 23, 2009, we determined that we incorrectly calculated the accretion of our preferred shares to redemption value which should have been recorded in the three-month period ended March 31, 2009. We determined that this error was not significant to any prior results and does not affect our Net (Loss) Income. However, it does reduce the 23-day period’s Net Loss attributable to Common Stockholders by $1,262. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements. As a result, we have not restated any prior period amounts.
NOTE 2 — Earnings Per Share:
Prior to the Refinancing described in Note 1 — Basis of Presentation, we had outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock (7.5% Series A Convertible Preferred Stock, referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock were convertible into common stock. To the extent declared by our board of directors, the common stock was entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock was also entitled to receive such dividends on an as-converted basis if and when declared by the Board.
As described in more detail above, as part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our board of directors, the Series A Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on as as-converted basis if and when declared by the board of directors. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock are considered participating securities requiring use of the “two-class” method for the computation of basic net income (loss) per share in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-06”). Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
Basic EPS excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides the sum of distributed earnings to common and Class B stockholders and undistributed earnings allocated to common stockholders and preferred stockholders on a pro rata basis, after Series A Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and the conversion of Class B stock, Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock using the “if-converted” method.
Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock, restricted stock units, warrants (see Note 11 — Equity Based Compensation) and Series A Preferred Stock were excluded from the predecessor company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. Options, restricted stock, restricted stock units, warrants, Series A-1 Preferred Stock and Series B Preferred Stock were excluded from the successor company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented.
EPS calculations for all periods reflect the effects of the 200:1 reverse stock split (see Note 18 - Subsequent Events).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Net (Losses) Income	$(6,184)	$(3,775)	$(199,744)	$(18,961)	$(205,082)
Less: Accumulated Preferred Stock dividends and accretion	(3,411)	(1,612)	(188)	(3,076)	(188)
Less: distributed earnings to common stockholders	—	—	—	—	—
Less: distributed earnings to Class B stockholders	—	—	—	—	—

Undistributed earnings	$(9,595)	$(5,387)	$(199,932)	$(22,037)	$(205,270)

Earnings — common stock
Basic
Distributed earnings to common stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to common stockholders	(9,595)	(5,387)	(199,932)	(22,037)	(205,270)

Total Earnings — common stock, basic	$(9,595)	$(5,387)	$(199,932)	$(22,037)	$(205,270)

Diluted
Distributed earnings to common stockholders			$—
Distributed earnings to Class B stockholders			—
Undistributed earnings allocated to common stockholders	(9,595)	(5,387)	(199,932)	(22,037)	(205,270)

Total Earnings — common stock, diluted	$(9,595)	$(5,387)	$(199,932)	$(22,037)	$(205,270)

Weighted average common shares outstanding, basic
Share-based compensation	509	505	504	505	476
Warrants		—	—	—	—
Weighted average Class B shares		—	—	—	—

Weighted average common shares outstanding, diluted	509	505	504	505	476

(Loss) Earnings per common share, basic
Distributed earnings, basic	$—	$—	$—	$—	$—
Undistributed earnings — basic	(18.85)	(10.67)	(396.69)	(43.64)	(431.24)

Total	$(18.85)	$(10.67)	$(396.69)	$(43.64)	$(431.24)

(Loss) Earnings per common share, diluted
Distributed earnings, diluted	$—	$—	$—	$—	$—
Undistributed earnings — diluted	(18.85)	(10.67)	(396.69)	(43.64)	(431.24)

Total	$(18.85)	$(10.67)	$(396.69)	$(43.64)	$(431.24)

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—	—	—	—

Total Earnings — Class B Stock, basic	$—	$—	$—	$—	$—

Diluted
Distributed earnings to Class B stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—	—	—	—

Total Earnings — Class B Stock, diluted	$—	$—	$—	$—	$—

Weighted average Class B shares outstanding, basic	292	292	292	292	292
Share-based compensation	—	—	—	—	—
Warrants	—	—	—	—	—

Weighted average Class B shares outstanding, diluted	292	292	292	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$—	$—	$—	$—	$—
Undistributed earnings — basic	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$—	$—	$—	$—
Undistributed earnings — diluted	—	—	—	—	—

Total	$—	$—	$—	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3 — Related Party Transactions:
On March 3, 2008, we closed the new Master Agreement with CBS Radio, which documents a long-term arrangement through March 31, 2017. As part of the new arrangement, CBS Radio agreed to broadcast certain of our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. The previous Management Agreement and Representation Agreement were cancelled on March 3, 2008 and $16,300 of compensation previously paid to CBS Radio under those agreements, was added to the maximum potential compensation CBS Radio affiliate stations could earn pursuant to their affiliations with us. In addition, all warrants previously granted to CBS Radio were cancelled on March 3, 2008.
We incurred the following expenses relating to transactions with CBS Radio and/or its affiliates:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Representation Agreement	—	—	—	—	2,583
News Agreement	2,502	859	3,247	4,107	6,362
Programming and Affiliate Arrangements	9,689	4,112	15,198	20,884	27,375
Consulting Fees	296	804		2,517
Management Agreement (excluding warrant amortization)	—	—	—	—	610
Warrant Amortization	—	—	—	—	1,618
Payment upon closing of Master Agreement	—	—	—	—	5,000

	12,487	5,775	18,445	27,508	43,548

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The expense incurred upon closing of the Master Agreement is included as a component of special charges in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom. As a result of the Charter Amendments approved on August 3, 2009, CBS Radio which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. As a result of this change in ownership and the fact that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio to be a related party effective as of August 3, 2009.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Gores Radio Holdings
We have a related party relationship with Gores. As a result of our Refinancing, Gores created a holding company which owns approximately 75.1% of our equity and is our ultimate parent company. Gores currently also holds $10,891(including PIK interest) of our New Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the New Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded fees related to consultancy and advisory services rendered by Gores and Glendon Partners, an operating group associated with Gores as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Consultancy and Advisory Fees	—	470	—	1,533	—
Gores Radio Holdings, LLC		230		230
Glendon Partners Fees	296	104	—	754	—

	296	804	—	2,517	—

POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. We recorded fees as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Program commission expense	248	85	453	416	1,180

	248	85	453	416	1,180

Related Party Expense by Category:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Operating Costs	12,191	4,971	18,445	24,991	36,320
Depreciation and Amortization	—	—	—	—	1,618
Corporate, General and Administrative	—	—	—	—	610
Special Charges	296	804	—	2,517	5,000

	12,487	5,775	18,445	27,508	43,548

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4 — Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows:

	Successor Company	Predecessor Company
	June 30, 2009	December 31, 2008
	2009	2008

Land, buildings and improvements	$18,397	$11,999
Recording, broadcasting and studio equipment	73,761	75,907
Furniture, equipment and other	18,116	18,445

	$110,274	$106,351
Less: Accumulated depreciation	73,917	75,934

Property and equipment, net	$36,357	$30,417

Depreciation expense is recorded as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Depreciation Expense	1,322	474	2,225	2,354	4,388

	1,322	474	2,225	2,354	4,388

In 2001, we entered into a capital lease for satellite transponders totaling $6,723. Accumulated amortization related to the capital lease was $5,294 for the period ended June 30, 2009 and $4,949 for the period ended December 31, 2008.
NOTE 5 — Goodwill
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
Prior to the fourth quarter 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our Metro re-engineering initiative implemented in the fourth quarter of 2008, we installed separate management for the Network and Metro Traffic businesses in order to provide discrete financial information and management oversight. Accordingly, we have determined that each business is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment is assessed at this level.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
As a result of the Refinancing described in Note 1 — Basis of Presentation, we have followed the acquisition method of accounting, as described by SFAS 141R. Accordingly, we have revalued our assets and liabilities using our best estimate of current fair value. The majority of goodwill is not expected to be tax deductible. The increase in the value of goodwill is primarily attributable to deferred taxes associated with the fair value of our intangible assets (see Note 6 — Intangibles) and deferred taxes arising from the cancellation of our prior indebtedness. The value assigned to goodwill is not amortized but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill and intangible assets is less than its carrying value. Our consolidated financial statements prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while the periods subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the fair values which were allocated to our segments based on the Business Enterprise Value of each. The fair values in our financial statements including goodwill as presented in the table below.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

	Total	Metro	Network

Predecessor Company	33,988	23,792	10,196

Goodwill, April 23, 2009	$33,988	$23,792	$10,196

Successor Company	86,414	61,354	25,060

Goodwill, June 30, 2009	$86,414	$61,354	$25,060

NOTE 6 — Intangibles
In accordance with SFAS 141R which is applicable to the Refinancing described in Note 1 — Basis of Presentation, we have revalued our intangibles using our best estimate of current fair value. The value assigned to indefinite lived intangible assets, our trademark, is not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationship with radio and television affiliates, or other distribution partners from which we obtain commercial airtime we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; real estate leases; and insertion order commitments from advertisers. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

		Successor Company	Predecessor Company
		For the Period	For the Period	Three Months	For the Period	Six Months
	Estimated	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	Life	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Trademarks	Indefinite	20,900	—	—	—	—

Affiliate Relationships	10 years	72,100	2,477	3,211	2,661	3,395
Internally Developed Software	5 years	5,600
Client Contracts	5 years	8,930
Leases	7 years	980
Insertion Orders	9 months	8,400

Opening Balance		116,910	2,477	3,211	2,661	3,395

Amortization Expense		4,878	47	184	231	368

Ending Balance		112,032	2,430	3,027	2,430	3,027

NOTE 7 — Acquisitions and Investments:
TrafficLand
On December 22, 2008, Metro Networks Communications, Inc. entered into a License and Services Agreement with TrafficLand (the “License Agreement”) which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (Metro’s parent), TLAC, Inc. (a wholly-owned subsidiary of Westwood formed for such purpose) and TrafficLand entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties have negotiated and placed in escrow. As a result of payments previously made under the License Agreement, we have the right to cause the Merger Agreement to be released from escrow at any time on or prior to December 1, 2009 (such date has been extended from the original date of March 31, 2009). The Merger Agreement if released, would remain subject to closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate.
As TrafficLand qualifies as a variable interest entity, we have considered qualitative and quantitative factors to determine if we are the primary beneficiary pursuant to FIN 46(R) of this variable interest entity. In connection with the TrafficLand arrangement, as of June 30, 2009, we did not hold an equity interest or a debt interest in the variable interest entity, and we did not absorb a majority of the expected losses or residual returns. Therefore, we do not qualify as the primary beneficiary and, accordingly, we have not consolidated TrafficLand.
NOTE 8 — Debt:
On April 23, 2009, we completed the Refinancing of our outstanding long-term indebtedness and the recapitalization of our equity with our existing lenders and Gores (see Note 1 — Basis of Presentation) and entered into a Securities Purchase Agreement with: (1) holders of our Old Notes, the two series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) certain participating lenders under the Old Credit Agreement, dated as of March 3, 2004. ”). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the New Senior Notes which upon completion of the Refinancing was exchanged for $10,797 of the New Secured Notes which is classified on our balance sheet as Due to Gores. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Senior Notes and the Old Credit Agreement, the debt holders collectively received

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
in exchange for their then outstanding debt: (1) $117,500 of New Senior Notes; (2) 34,962 shares of Series B Preferred Stock and (3) a one-time cash payment of $25,000. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving line of credit (which includes a $1,500 letter of credit sub-facility) on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), the obligations in respect of which are subordinated to obligations in respect of the New Senior Notes. As of June 30, 2009, we had borrowed the entire amount under the term loan but had not borrowed under the revolving line of credit.
As of December 31, 2008, prior to the refinancing of our debt on April 23, 2009, our debt consisted of an unsecured, five-year $120,000 term loan and a five-year $75,000 revolving credit facility. Interest on the facility was variable and payable at a maximum of the prime rate plus an applicable margin of up to 0.75% or LIBOR plus an applicable margin of up to 1.75%, at our option. The facility contained covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. As a result of an amendment to our facility in the first quarter of 2008, we provided security to our lenders (including holders of our Old Notes) on substantially all of our assets and amended our allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the facility.
Prior to April 23, 2009, we also had $200,000 in Old Notes which we issued on December 3, 2002, which consisted of: 5.26% Senior Notes due November 30, 2012 (in an aggregate principal amount of $150,000) and 4.64% Senior Notes due November 30, 2009 (in an aggregate principal amount of $50,000). Interest on the Old Notes was payable semi-annually in May and November. The Old Notes contained covenants relating to leverage and interest coverage ratios that were identical to those contained in our facility.
At December 31, 2008, we had approximately $9,000 outstanding under our revolving credit facility and $32,000 outstanding under the term loan. In the fourth quarter of 2008, we did not make a semi-annual interest payment on our Old Notes and the amount of the unpaid interest is included in the debt balance at December 31, 2008.
The following table summarizes our debt:

	Successor Company		Predecessor Company
	June 30, 2009		December 31, 2008

Revolving Credit Facility/Term Loan	$20,000	(1)	$41,000
4.64% Senior Notes due on November 30, 2009	—		51,475
15.0% Senior Secured Notes due on July 15, 2012	108,078	(2)	—
Due to Gores due on July 15, 2012	10,891	(2)	—
5.26% Senior Notes due on November 30, 2012	—		154,503
Deferred Derivative Gain	—		2,075

	$138,969		$249,053

(1)	Interest rate of 7.0% on Term Loan.
(2)	Includes 5.0% PIK interest which accrues on a quarterly basis
Our Senior Credit Facility and New Senior Notes require us to comply with certain financial and operational covenants. These covenants include, without limitation: restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions, and a maximum senior leverage ratio expressed as the principal amount of the New Senior Notes divided by our consolidated Adjusted EBITDA (defined as operating income (loss) from our Statement of Operations adjusted to exclude: depreciation and amortization, stock-based stock compensation, special charges and goodwill impairment and certain other income and expense amounts). This financial covenant is measured every quarter beginning on December 31, 2009 on a trailing, four-quarter basis. The covenant is 6.25 to 1.0 on December 31, 2009 and declines on a quarterly basis thereafter, including to a 4.5 to 1.0 ratio on December 31, 2010 and a 3.5 to 1.0 ratio on December 31, 2011. Failure to comply with these covenants would result in a default under our Senior Credit Facility and New Senior Notes.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Gores, our ultimate parent company as a result of the Refinancing, currently holds $10,891 (including PIK interest) of our New Senior Notes because it purchased debt from certain of our former debt holders who did not wish to participate in the issuance of the New Senior Notes in connection with our Refinancing. The debt is classified as Due to Gores on our balance sheet.
We determined that in the 23-day period ended April 23, 2009, we incorrectly recorded a credit to interest expense, which should have been recorded in the first quarter, for the settlement of an amount owed to a former employee. We determined that this error was not significant to any prior period results and accordingly reduced the 23-day period’s interest expense by $754. We do not believe this adjustment is material to our Consolidated Financial Statements for the 23-day period ended April 23, 2009 or to any prior period’s Consolidated Financial Statements. As a result, we have not restated any prior period amounts.
Our weighted average interest rate is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Weighted Average Interest Rate	13.0%	4.2%	3.8%	6.6%	5.2%

NOTE 9 — Fair Value Measurements:
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At June 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. In 2009 the estimated fair value of the borrowings was based on the appraised value at the Refinancing. In 2008, the estimated fair values of the borrowings were valued based on the then current agreement in principle related to the Refinancing:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Borrowings (Short and Long Term)	138,969	137,500	249,053	158,100

Series A Preferred Stock	—	—	75,000	50,000

Series A-1 Preferred Stock	38,880	43,071	—	—

Series B Preferred Stock	30,476	33,817	—	—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a common definition of fair value to be applied to U.S. generally accepted accounting principles (“GAAP”) which requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3
Assets:

Investments	$634	$—	$—

Total Assets	$634	$—	$—

NOTE 10 — Shareholders’ Equity and Preferred Stock:
On each of March 3, 2008 and March 24, 2008, respectively, we closed the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of our common stock to Gores at a price of $1.75 per share for an aggregate purchase amount of $25,000 less issuance costs of $2,250.
On June 19, 2008, we completed a $75,000 private placement to Gores of our Series A Preferred Stock with an initial conversion price of $3.00 per share and four-year warrants to purchase an aggregate of 10,000 shares of our common stock in three, approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share.
On April 23, 2009, we entered into a Purchase Agreement with Gores pursuant to which Gores purchased 25,000 shares of Series B Preferred Stock for an aggregate purchase price of $25,000. In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75,000 shares of Series A-1 Preferred Stock. On April 23, 2009, we also closed the refinancing of our outstanding debt whereby participating debt holders exchanged their outstanding debt for: (1) $117,500 of New Senior Notes, (2) 34,962 shares of Series B Preferred Stock and (3) a one-time cash payment of $25,000.
On July 9, 2009, Gores converted three thousand five hundred shares of Series A-1 Preferred Stock into 103,513 shares of common stock (without taking into account the reverse stock split). Also on July 9, 2009, pursuant to the terms of our Certificate of Incorporation, the 292 outstanding shares of our Class B stock were automatically converted into 292 shares of common stock (without taking into account the reverse stock split) because as a result of such conversion by Gores, the voting power of the Class B stock, as a group, fell below ten percent of the aggregate voting power of issued and outstanding shares of common stock and Class B stock.
On August 3, 2009 at a special meeting of stockholders (see Note 18 — Subsequent Events), certain amendments to our Certification of Incorporation (also referred to herein as our Charter) were approved by our stockholders. Such amendments consisted of an increase in the number of authorized shares of our common stock from 300,000 to 5,000,000 and a two hundred to one (200:1) reverse stock split which was approved and effective on August 3, 2009. Accordingly, the reverse stock split has been reflected retrospectively in EPS for all periods herein. As contemplated by the terms of our Refinancing, the outstanding shares of Series A-1 Preferred Stock and Series B Preferred Stock were converted into shares of our common stock pursuant to the terms of the Certifications of Designation for the Series A-1 Preferred Stock and Series B Preferred Stock.
In accordance with Emerging Issues Task Force (EITF) D-98, the Series A Preferred Stock is required to be classified as mezzanine equity because a change of control of the Company could occur without our approval. Accordingly, the redemption of the Series A Preferred Stock is not solely under our control. We have determined that such redemption is probable and have, accordingly, accreted up to the redemption value of the Series A Preferred Stock.
In accordance with EITF D-98, the Series A-1 Preferred Stock and Series B Preferred Stock is also required to be classified as mezzanine equity because the redemption of these instruments is outside our control. We have recorded the Preferred Stock at fair value as of the date of issuance and have subsequently accreted changes in the redemption value from the date of issuance to the earliest redemption date using the interest method.
On March 16, 2009, we were delisted from the NYSE and since that date have traded over-the-counter on the OTC Bulletin Board. On August 5, 2009, our ticker symbol changed to WWOZ.OB in connection with our reverse stock split.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11 — Equity-Based Compensation:
Equity Compensation Activity
We awarded 75 shares of common stock to certain employees in the period January 1, 2009 to April 23, 2009. The awards have restriction periods tied solely to employment and vest over three years. The cost of common stock awards, which is determined to be the fair market value of the shares on the date of grant net of estimated forfeitures, is expensed ratably over the related vesting period.
Our common stock activity is as follows:

		Weighted
		Average
	Shares	Price

Predecessor Company
Unvested at December 31, 2008	7,000	$7.58
Granted January 1 to April 23, 2009	75	0.06
Forfeited January 1 to April 23, 2009	(667)	9.3

Unvested at April 23, 2009	6,408	7.32

Successor Company
Unvested at April 24, 2009	6,408	$7.32
Granted April 24 to June 30, 2009	—	—
Forfeited April 24 to June 30, 2009	(232)	3.39

Unvested at June 30, 2009	6,176	7.47

Stock based compensation expense is recorded as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Operating Costs	732	218	1,217	1,136	2,371
General and Administrative Expense	120	540	(885)	974	84

Total Stock Compensation Expense	852	758	332	2,110	2,455

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Common equivalent shares outstanding are as follows:

	Successor Company	Predecessor Company
	June 30,	December 31,
	2009	2008
Options	6,176	7,000
Restricted Stock	179	364
Restricted Stock Units	440	1,216
Warrants	10,000	10,000

	16,795	18,580

The per share exercise price of the options excluded were $0.05 — $38.34 for the six months ended June 30, 2009 and the twelve months ended December 31, 2008, respectively.
On April 23, 2009, pursuant to a board of directors resolution, equity compensation awarded to directors who resigned in connection with the terms of the Refinancing accelerated and vested in full. In connection with this acceleration, we recorded stock based compensation expense of $514.
On June 19, 2008, warrants to purchase up to 10,000 shares were issued to Gores. The per share prices of the Gores warrants excluded were $5.00 — $7.00. Effective August 3, 2009, when the Charter Amendments were approved, these warrants were cancelled.
NOTE 12 — Other Income/(Loss):

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008
Other Income	4	59	43	359	85

NOTE 13 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Net (loss) Income	$(6,184)	$(3,775)	$(199,744)	$(18,961)	$(205,082)
Unrealized gain (loss) on marketable securities, net of income taxes	(95)	85	48	219	2,596

Comprehensive (loss) Income	$(6,279)	$(3,690)	$(199,696)	$(18,742)	$(202,486)

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 14 — Income Taxes:
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
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded for the six months ended June 30, 2009 or 2008. We will continue to assess the need for a valuation allowance at each future reporting period.
As part of our compliance with acquisition accounting, being followed as of April 24, 2009, we have recorded a deferred tax liability which represents the fair value adjustment for book purposes of intangibles as well as plant, property and equipment.
In accordance with the provisions of the Internal Revenue Code, we are planning to make an election to defer the inclusion of cancellation of indebtedness income, which arose as part or our Refinancing, ratably over a five-year period beginning in 2014. We are still evaluating the facts and circumstances surrounding this election and may choose instead to exclude such income under the insolvency exception provision of the Internal Revenue Code; however, the election to defer income is the most likely approach we will take based on our understanding of facts and circumstances at this time. A deferred tax liability has been recorded as a part of acquisition accounting to reflect the future taxable income to be recognized relating to the cancellation of indebtedness income.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 15 — Restructuring Charges:
In the third quarter of 2008, we announced a plan to restructure the traffic operations of the Metro Traffic business (commonly referred to by us as the Metro re-engineering) and to implement other cost reductions. The re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent.
The Metro re-engineering initiative began in the second half of 2008 and has continued in 2009. In the first half of 2009 we also undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro re-engineering and the other cost reduction initiatives, we recorded $14,100 and $5,429 of restructuring charges in the second half of 2008 and in the six months ended June 30, 2009, respectively. The total accumulated charges are $19,529, and the balance at June 30, 2009 is $8,481.
The restructuring activity follows:

		Facilities
	Severance	Consolidation	Contract
	Termination Costs	Related Costs	Termination Costs	Total

Acitivty Thru December 31, 2008
Charges	6,765	831	6,504	14,100
Payments	(3,487)	(41)	(1,108)	(4,636)
Non-Cash utilization	(80)		(1,600)	(1,680)

Balance at December 31, 2008	3,198	790	3,796	7,784

Charges from January 1 to March 31, 2009	1,658	1,781	—	3,439
Charges from April 1 to April 23, 2009	—	536	—	536
Charges from April 24 to June 30, 2009	372	1,082	—	1,454
Payments	(2,971)	(361)	(1,400)	(4,732)
Non-Cash utilization	—	—	—	—

Balance at June 30, 2009	2,257	3,828	2,396	8,481

Accumulated Charges	8,795	4,230	6,504	19,529
Accumulated Payments	(6,458)	(402)	(2,508)	(9,368)
Accumulated Non-Cash utilization	(80)	—	(1,600)	(1,680)

Balance at June 30, 2009	2,257	3,828	2,396	8,481

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
We made certain estimates in determining the restructuring charges indicated above. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations and, if appropriate, record changes to these obligations based on management’s most current estimates.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 16 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Successor Company	Predecessor Company
	For the Period	For the Period	Three Months	For the Period	Six Months
	April 24, 2009	April 1, 2009	Ended	January 1, 2009	Ended
	to June 30, 2009	to April 23, 2009	June 30, 2008	to April 23, 2009	June 30, 2008

Professional fees related to the new CBS arrangement	—		206	—	3,162
Closing payment to CBS related to cancelling the previous CBS agreement	—		—	—	5,000
Regionalization costs	72	25	—	120	—
Fees related to the Refinancing	296	6,985	691	12,699	691

	$368	$7,010	$897	$12,819	$8,853

Fees related to the Refinancing include transaction fees and expenses related to negotiation of the definitive documentation, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g. Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. Regionalization costs are expenses related to reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers.
NOTE 17 — Segment Information:
We established a new organizational structure in the fourth quarter of 2008, pursuant to which we manage and report our business in two operating segments: Network and Metro Traffic. We evaluated segment performance based on segment revenue and segment operating (loss)/income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs and total assets are captured discretely within each segment. Previously reported results of operations are presented to reflect these changes.
Revenue, segment operating (loss)/income, depreciation, unusual items, capital expenditures and identifiable assets are summarized below according to these segments for the periods indicated. This change did not impact the total consolidated results of operations. We continue to report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.
Our Network business produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.
Our Metro Traffic business provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the period	For the period	Three Months	For the period	Six Months
	April 24 to June 30	April 1 to April 23	Ended	January 1 to April 23	Ended
	2009	2009	June 30, 2008	2009	June 30, 2008
Net Revenue
Network	$27,351	$12,812	$47,169	$63,996	$106,353
Metro/Traffic	30,693	12,796	53,203	47,479	100,645

Total Net Revenue	$58,044	$25,607	$100,372	$111,474	$206,998

Segment Operating (Loss) Income
Network	$358	$647	$4,048	$(3,818)	$12,121
Metro/Traffic	(2,622)	3,419	10,088	(2,093)	13,423

Total Segment Operating (Loss) Income	$(2,264)	$4,066	$14,136	$(5,911)	$25,544
Corporate Expenses	(60)	(649)	(2,795)	(1,027)	(9,248)
Restructuring and Special Charges	(1,822)	(7,546)	(897)	(16,795)	(8,853)
Goodwill Impairment	—	—	(206,053)	—	(206,053)

Operating (Loss) Income	$(4,146)	$(4,129)	$(195,609)	$(23,733)	$(198,610)
Interest Expense (Income)	(4,692)	41	(4,352)	(3,222)	(9,751)
Other Income	4	59	43	359	85

(Loss) Income Before Income Taxes	$(8,834)	$(4,029)	$(199,918)	$(26,596)	$(208,276)

Depreciation and Amortization
Network	$1,483	$225	$834	$1,096	$1,590
Metro/Traffic	4,357	295	1,580	1,480	3,176
Corporate	5	1	7	9	1,631

Total Depreciation and Amortization	$5,845	$521	$2,421	$2,585	$6,397

Capital Expenditures
Network	$993	$12	$2,109	$506	$5,474
Metro/Traffic	553	204	203	879	502
Corporate	—	—	133	—	132

Total Capital Expenditures	$1,546	$216	$2,445	$1,385	$6,109

	Successor Company	Predecessor Company
	June 30,	December 31,
	2009	2008
Assets
Network	$121,998	$92,109
Metro/Traffic	202,879	80,079
Corporate	22,179	32,900

Total Assets (1)	$347,056	$205,088

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18 — Subsequent Events:
A special meeting of stockholders to consider certain amendments to our Certificate of Incorporation (the “Charter Amendments) was held on August 3, 2009 where such amendments were approved by our stockholders. The Charter Amendments: (1) increased the number of authorized shares of our common stock from 300,000 to 5,000,000 (2) effected a reverse stock split of our outstanding common stock at a ratio of two hundred to one (200:1), (3) defined the term “Continuing Directors” that was used but not defined in the Certificate of Incorporation, (4) amended the Certificate of Incorporation to delete Article Sixteenth of the Certificate of Incorporation that set forth higher approval thresholds than those required under the Delaware General Corporation Law with respect to certain amendments of the Certificate of Incorporation and (5) amended the Certificate of Incorporation to delete the provision in Article Seventeenth relating to Article Sixteenth.
The Charter Amendments were made in connection with the refinancing of our debt which closed on April 23, 2009. On such date, the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”) was issued but not converted because we did not have sufficient authorized shares of common stock into which the Preferred Stock could be converted. The Certificates of Designation for the Series A-1 Preferred Stock and Series B Preferred Stock, state that when the authorized shares of common stock were increased by a sufficient amount to allow the conversion of all Preferred Stock, the Preferred Stock would convert automatically, without further action required by us or any shareholder, into shares of common stock.
As previously disclosed, on July 9, 2009, Gores converted three thousand five hundred shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock. Such conversion triggered the conversion of 292 shares of Class B Common into 292 shares of common stock pursuant to the terms of our Charter.
The conversion of Preferred Stock that occurred on August 3, 2009 increased the number of shares of common stock issued and outstanding from 206,263 to 4,062,446 on a pre-split basis, which was reduced to 20,312 shares after the 200:1 reverse stock split. While such technically resulted in substantial dilution to our common stockholders, the ownership interest of each of our common stockholders did not change substantially after the conversion of the Preferred Stock into common stock as the Preferred Stock that was issued on April 23, 2009 when our Refinancing closed from the time of its issuance participated on an as-converted basis with respect to voting, dividends and other economic rights as the common stock. Effective August 3, 2009, when the Charter Amendments were approved, the warrants issued to Gores on June 19, 2008 were cancelled.
For the interim financial period ended June 30, 2009, subsequent events were evaluated through the date of this filing, the date the financial statements were issued.
NOTE 19 — Recent Accounting Pronouncements:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim and annual financial periods ending after June 15, 2009. The implementation of this standard, effective for our interim financial statements ending June 30, 2009, did not have a material impact on our consolidated financial position and results of operations. For the interim financial period ended June 30, 2009, subsequent events were evaluated through August 10, 2009, the date the financial statements were issued.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 effective with our second quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the determination or reporting of our financial results.
In March 2009, the Financial Account Standards Board (“FASB’) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 was adopted by us on January 1, 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141R and FSP FAS 141(R)-1 impacted the accounting for our Refinancing (See Note 1 — Basis of Presentation).
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
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K as filed on June 22, 2009.
Westwood One is a provider of programming, information services and other content to the radio, TV and digital sectors. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events, in addition to local news, sports, weather, video news and other information programming. We deliver our content to over 5,000 radio and television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers.
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

Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels and the audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to increased competition, and an increase in the amount of :10 second inventory being sold by radio stations. Recently, our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio-related advertising products.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the renegotiation of the CBS agreements, the 2009 and 2008 Gores investments, Refinancing costs and regionalization costs.
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
In the third quarter of 2008, we announced a plan to restructure the traffic operations of the Metro Traffic business (commonly referred to by us as the Metro re-engineering) and to implement other cost reductions. The re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent. Management has also implemented additional cost reduction initiatives in the first half of 2009, to help improve our operating and financial performance and help establish a foundation for potential long-term growth. We have recognized $25,000 of savings from both the Metro re-engineering and additional cost reduction initiatives undertaken by us through the end of the second fiscal quarter of 2009. We anticipate that the total annual savings in 2009 (from the start of the Metro re-engineering and other cost reductions in the third quarter of 2008) will be in the $53,000 to $61,000 range and additional savings in 2010 will be approximately $2,000, as additional phases of the Metro re-engineering and cost-reduction programs are implemented. These anticipated savings are comprised of labor savings, lower programming costs and reductions in aviation expense, station compensation and savings from consolidation of office leases. Many of the initiatives were instituted as of June 30, 2009.
These savings will be offset somewhat by increased business investments, including for strengthening our sales force in both the Network and Metro Traffic businesses as well as for investments in the digital area, in addition to incremental costs related to our TrafficLand License Agreement and expenses under our distribution arrangement with CBS Radio which partly results from increased clearance levels by CBS Radio.
In connection with the Metro re-engineering and the cost reduction initiatives, we recorded $14,100 and $5,429 of restructuring charges in the second half of 2008 and for the six months ended June 30, 2009, respectively. In connection with the foregoing, we estimate we will record, in the aggregate, restructuring charges of approximately $27,100, consisting of: (1) $11,600 of severance, relocation and other employee related costs; (2) $8,900 of facility consolidation and related costs; and (3) $6,600 of contract termination costs.

On March 3, 2008, we closed on the new Master Agreement with CBS Radio, which documents a long-term agreement through March 31, 2017. As part of the new arrangement, CBS Radio agreed to broadcast certain of our commercial inventory for our Network and Metro Traffic and information businesses through March 31, 2017 in exchange for certain programming and/or cash compensation. Under the new arrangement, CBS Radio agreed to assign to us all of its right, title and interest in and to the warrants to purchase common stock outstanding under prior agreements. These warrants were cancelled and retired on March 3, 2008.
The new arrangement with CBS Radio is particularly important to us, as in recent years, the radio broadcasting industry has experienced a significant amount of consolidation. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. While we provide programming to all major radio station groups, our extended affiliation agreements with most of CBS Radio’s owned and operated radio stations provide us with a significant portion of audience that we sell to advertisers.
Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such factors contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS largely mitigates both of these circumstances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. At this point, we believe that over time we will be able to increase prices for this larger audience; however, if we cannot, the higher costs recently incurred by us without offsetting revenue gains, may continue to be a contributing factor to our decline in operating income.
As a result of the refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (“Refinancing”), we followed the acquisition method of accounting, as described by SFAS 141R, and applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while such records subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled predecessor company and successor company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable. For management purposes we continue to measure our performance against comparable prior periods. For purposes of presenting a comparison of our 2009 results to prior periods, we have presented our 2009 results as the mathematical addition of the Predecessor Company and Successor Company periods. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. Below is a reconciliation of our financial statements to this non-GAAP measure.
On August 10, 2009, we issued a press release announcing its earnings for the quarter ended June 30, 2009. Subsequent to that date, we determined that certain non-cash adjustments were required as a result of the Series A-1 Preferred Stock and Series B Preferred Stock issued in connection with our Refinancing and the purchase accounting recorded in connection with the change in control transaction. The Preferred Stock non-cash adjustments relate to the accounting for a beneficial conversion feature contained in the Preferred Stock and accretion of the Preferred Stock to redemption value. The non-cash purchase accounting adjustment relates to a fair value adjustment that incorrectly reduced goodwill by $1,000; Other Liabilities by $1,000; the Series A-1 Preferred Stock by $7,055; the Series B Preferred Stock by $5,476, and increased Net Loss attributable to Common Stockholders by $1,231 for the predecessor period ended April 23, 2009 and reduced Net Loss attributable to Common Stockholders by $1,589 for the successor period ended June 30, 2009. Net Loss attributable to Common Stockholders for the predecessor period ended April 23, 2009 is $(5,387), and for the successor period ended June 30, 2009 is $(9,595), compared to $(4,156) and $(11,184), respectively, as announced on August 10, 2009. Loss per share for the predecessor period ended April 23, 2009 increased to $(10.67) per share from $(8.23) per share and for the successor period ended June 30, 2009 decreased to $(18.85) per share from $(21.97) per share as announced on August 10, 2009. The consolidated financial statements included in this report contain the corrected amounts.

	Successor Company	Predecessor Company	Combined Total
			For the three
	For the Period	For the Period	months ended
	April 24, 2009 to June 30, 2009	April 1, 2009 to April 23, 2009	June 30,2009

NET REVENUE	$58,044	$25,607	$83,651

Operating Costs	52,116	20,187	72,303
Depreciation and Amortization	5,845	521	6,366
Corporate General and Administrative Expenses	2,407	1,482	3,889
Restructuring Charges	1,454	536	1,990
Special Charges	368	7,010	7,378

	62,190	29,736	91,926

OPERATING (LOSS)	(4,146)	(4,129)	(8,275)
Interest Expense (Income)	4,692	(41)	4,651
Other Income	(4)	(59)	(63)

(LOSS) BEFORE INCOME TAX	(8,834)	(4,029)	(12,863)
INCOME TAX (BENEFIT)	(2,650)	(254)	(2,904)

NET (LOSS)	$(6,184)	$(3,775)	$(9,959)

	Successor Company	Predecessor Company	Combined Total
			For the six
	For the Period	For the Period	months ended
	April 24, 2009 to June 30, 2009	January 1, 2009 to April 23, 2009	June 30,2009
NET REVENUE	$58,044	$111,474	$169,518

Operating Costs	52,116	111,580	163,696
Depreciation and Amortization	5,845	2,585	8,430
Corporate General and Administrative Expenses	2,407	4,248	6,655
Restructuring Charges	1,454	3,976	5,430
Special Charges	368	12,819	13,187

	62,190	135,208	197,398

OPERATING (LOSS)	(4,146)	(23,734)	(27,880)
Interest Expense (Income)	4,692	3,222	7,914
Other Income	(4)	(359)	(363)

(LOSS) BEFORE INCOME TAX	(8,834)	(26,596)	(35,430)
INCOME TAX (BENEFIT)	(2,650)	(7,635)	(10,285)

NET (LOSS)	$(6,184)	$(18,961)	$(25,145)

Results of Operations
We established a new organizational structure in 2008 pursuant to which we manage and report our business in two operating segments: Network and Metro Traffic. Our Network business produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features. Our Metro Traffic business provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites. We evaluate segment performance based on segment revenue and segment operating (loss)/income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. Operating costs are captured discretely within each segment. Our accounts receivable and property, plant and equipment are captured and reported discretely within each operating segment.
Combined Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008
Revenue
Revenue presented by operating segment is as follows:

	Three Months ended
	June 30, 2009		June 30, 2008
	$	% of Total	$	% of Total

Metro	43,487	52%	53,203	53%
Network	40,164	48%	47,169	47%

Total (1)	$83,651	100%	$100,372	100%

For the three months ended June 30, 2009, revenue decreased $16,721 or 16.7%, to $83,651 compared with $100,372 for the three months ended June 30, 2008. The overall decline in revenue is principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending, which started to contract in the second half of 2008 and has continued in 2009.
Metro Traffic revenue for the three months ended June 30, 2009 decreased $9,716 or 18.2% to $43,487 from $53,203 for the same period in 2008. The decrease in Metro Traffic revenue was principally related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates.
For the three months ended June 30, 2009, Network revenue was $40,164 compared to $47,169 for the comparable period in 2008, a decrease of 14.9% or $7,005. The decline is primarily the result of the general decline in advertising spending which affected our Network revenue from news and talk programs and sports events, our cancellation of certain programs, and lower revenues from our RADAR network inventory.

Operating Costs
Operating costs for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months ended
	June 30, 2009		June 30, 2008
	$	% of Total	$	% of Total
Payroll and payroll related	20,392	28%	25,522	30%
Programming and production	14,394	20%	18,489	22%
Program and operating	6,715	9%	4,116	5%
Station compensation	18,334	25%	20,748	24%
Other operating expenses	12,468	18%	16,536	19%

	$72,303	100%	$85,411	100%

Operating costs decreased $13,108, or 15.3%, to $72,303 in the second quarter of 2009 from $85,411 in the second quarter of 2008. The decrease reflects the benefit of the Metro re-engineering and cost reduction programs which began in the last half of 2008 and continued through the second quarter of 2009. Payroll and payroll related costs declined $5,130 or 20.0% as a result of the salary and headcount reductions, partially offset by an increase in commission rates implemented to incentivize sales growth. Programming and production costs decreased by $4,095 from $18,489 to $14,394 due to lower talent fees and reduced revenue sharing expense as a result of our lower revenue. Program and operating costs increased to $6,715 from $4,116 reflecting increased purchases of inventory and expenses related to our License Agreement with TrafficLand. Station Compensation expense decreased by $2,414 primarily due to the renegotiation and cancellation of certain affiliate arrangements Other operating expenses declined from $16,536 to $12,468 again reflecting the benefit of the Metro re-engineering program, primarily related to facilities, aviation, telephony and other costs.
Depreciation and Amortization
Depreciation and amortization increased $3,945 to $6,366 in the second quarter of 2009 from $2,421 in the second quarter of 2008. The increase is primarily attributable to the increase in amortization for the fair value of intangibles recorded as a result of the application of acquisition accounting and by increased depreciation and amortization for additional investments in systems and infrastructure, partially offset by decreased depreciation for leasehold improvements from the closure and consolidation of facilities in connection with our Metro re-engineering that began in the last half of 2008.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses increased by $2,690 to $3,889 for the three months ended June 30, 2009 as compared to $1,199 for the same period in 2008. The increase is principally due to increased accounting fees associated with the additional reporting required by acquisition accounting, which increased by $1,017, and the increased stock compensation expense of $1,545 which reflects a credit taken in 2008 for the reversal of compensation cost associated with the cancellation of unvested options. Corporate, general and administrative expenses are expected to return to more normal levels once the accounting work in support of the acquisition accounting and a potential stock offering are completed.

Goodwill Impairment
During the second quarter of 2009, there were no indications of impairment of our goodwill. During the comparable quarter of 2008, we incurred a goodwill impairment charge of $206,053 as a result of a continued decline in our operating performance and stock price in that period.
Restructuring Charges
During the three months ended June 30, 2009, we recorded a $1,990 restructuring charge in connection with the re-engineering of our Metro Traffic operations that commenced in the last half of 2008 and has continued into 2009, and the new cost reduction initiatives undertaken in the first half of 2009. Facilities shutdown expense of $1,618 was the major component of the restructuring charge, which also included amounts for severance and contract cancellations.
Special Charges
We incurred non-recurring expenses aggregating $7,378 and $897 in the second quarter of 2009 and 2008, respectively. Special charges in the second quarter of 2009 include transaction fees and expenses related to negotiation of the definitive documentation for the Refinancing, including the fees of various legal and financial advisors to the constituents involved in the Refinancing (e.g. Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. Special charges in the second quarter of 2008 consisted primarily of costs related to the negotiation and closing of documentation related to the issuance of Series A Preferred Stock to Gores in 2008.
Operating (Loss)
The operating (loss) for the three months ended June 30, 2009 decreased to $(8,275) from $(195,609) for the same period in 2008. The decreased loss is due to the absence of a goodwill impairment of $206,053 recorded in the second quarter of 2008. Exclusive of the impairment charge, net income for the second quarter of 2008 would have been $10,444. The decline in operating income between the second quarter of 2008, absent the goodwill impairment charge, and the operating loss for the second quarter of 2009 is primarily attributable to the decline in our revenue, which was impacted by the current overall economic downturn and related weakness in the advertising market. The decline in revenue was partially offset by the realignment of our cost base, net of restructuring charges, as part of our Metro Traffic re-engineering and other cost reduction initiatives.
Interest Expense
Interest expense increased $298, or 6.8%, to $4,650 in the second quarter of 2009 from $4,352 in the second quarter of 2008. The increase reflects the higher interest rate on the debt from our Refinancing, which was incurred for most of the second quarter of 2009, offset by the reduction in the debt level.
Provision for Income Taxes
Income tax benefit in the second quarter of 2009 was $2,904 compared with a tax benefit of $174 in the second quarter of 2008. Our effective tax rate for the quarter ended June 30, 2009 was approximately 22.5% as compared to the 38.5% (excluding the impact of our goodwill impairment) for the same period in 2008, due to the non-deductibility of certain costs incurred related to our Refinancing.

Net (Loss)
Net (loss) for the second quarter of 2009 increased to $(9,959) from net income of $6,309, absent the goodwill impairment charge of $206,053, in the second quarter of 2008. Net (loss) per share for basic and diluted shares was $(29.48) in the second quarter of 2009, compared with net (loss) per share, including the goodwill impairment charge, for basic and diluted of $(396.69) in the second quarter of 2008.
Combined Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008
Revenue
Revenue presented by operating segment is as follows:

	Six Months ended
	June 30, 2009		June 30, 2008
	$	% of Total	$	% of Total

Metro	78,171	46%	100,645	49%
Network	91,347	54%	106,353	51%

Total (1)	$169,518	100%	$206,998	100%

For the six months ended June 30, 2009, revenue decreased $37,480 or 18.1%, to $169,518 compared with $206,998 for the six months ended June 30, 2008. The overall decline in revenue is principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending, which started to contract in the second half of 2008 and has continued in 2009.
Metro Traffic revenue for the six months ended June 30, 2009 decreased $22,474 or 22.3% to $78,171 from $100,645 for the same period in 2008. The decrease in Metro Traffic revenue was principally related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates.
For the six months ended June 30, 2009, Network revenue was $91,347 compared to $106,353 for the comparable period in 2008, a decrease of 14.1% or $15,006. The decline is primarily the result of the general decline in advertising spending which affected our Network revenue from news and talk programs and sports events, the cancellation of certain programs and lower revenues from our RADAR network inventory.
Operating Costs
Operating costs for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months ended
	June 30, 2009		June 30, 2008
	$	% of Total	$	% of Total
Payroll and payroll related	42,503	26%	51,767	29%
Programming and production	43,199	26%	47,154	26%
Program and operating	11,285	7%	8,283	5%
Station compensation	38,103	23%	39,886	22%
Other operating expenses	28,606	18%	32,550	18%

	$163,696	100%	$179,640	100%

Operating costs decreased $15,944, or 8.9%, to $163,696 for the six months ended June 30, 2009 from $179,640 for the six month ended June 30, 2008. The decrease generally reflects the benefit of the re-engineering and cost reduction programs which began in the last half of 2008. Payroll and payroll related costs declined $9,264, or 17.9%, as a result of the reduction in salaries and headcount, partially offset by an increase in commission rates implemented to incentivize sales growth. Programming and production costs decreased by $3,955 to $43,199 from $47,154 for the six months ended June 30, 2009 due to lower talent fees and reduced revenue sharing expense as a result of our lower revenue. Program and operating costs increased to $11,285 from $8,283, reflecting increased purchases of inventory and expenses related to our License Agreement with TrafficLand. Station compensation expense decreased to $38,103 from $39,886, reflecting the renegotiation and cancellation of certain affiliate arrangements. Other operating expenses declined by $3,944, or 12.1%, again reflecting the benefit of the Metro Traffic re-engineering program primarily related to facilities, aviation, telephony and other costs.
Depreciation and Amortization
Depreciation and amortization increased $2,033, or 31.8%, to $8,430 for the six months ended June 30, 2009 from $6,397 for the six months ended June 30, 2008. The increase is primarily attributable to the increase in amortization for the fair value of intangibles recorded as a result of the application of acquisition accounting and by increased depreciation and amortization for additional investments in systems and infrastructure. This was partially offset by a decrease in warrant amortization expense as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio and decreased depreciation for leasehold improvements from the closure and consolidation of facilities.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses increased $1,990 to $6,655 for the six months ended June 30, 2009 as compared to $4,665 for the same period in 2008. The increase is principally due to increased accounting fees associated with the additional reporting required by acquisition accounting, which increased by $989, and the increased stock compensation expense of $1,011, which reflects a credit taken in 2008 for the reversal of compensation cost associated with the cancellation of unvested options. Corporate, general and administrative expenses are expected to return to more normal levels once the accounting work in support of the acquisition accounting and a potential stock offering are completed
Goodwill Impairment
There were no impairment charges recorded for the six months ended June 30, 2009. During the first six months of 2008, we incurred a goodwill impairment charge of $206,053 as a result of a continued decline in our operating performance and stock price in that period.
Restructuring Charges
During the six months ended June 30, 2009, we recorded $5,429 of restructuring charges in connection with the re-engineering of our Metro Traffic operations that commenced in the last half of 2008 and has continued into 2009, and the new cost reduction initiatives undertaken in the first half of 2009. The major components of these charges included severance of $2,030 and facilities closure expense of $3,399.
Special Charges
We incurred non-recurring expenses aggregating $13,187 and $8,853 for the six months ended June 30, 2009 and 2008, respectively. Special charges in the second quarter of 2009 related to the Refinancing include transaction fees and expenses related to negotiation of the definitive documentation for the Refinancing, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g. Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. Special charges in the second quarter of 2008 consisted of $5,000 of contract termination costs and $2,956 of associated legal and professional fees incurred in connection with the new CBS arrangement.

Operating (Loss)
The operating (loss) for the six months ended June 30, 2009 decreased to $(27,880) from $(198,610) for the same period in 2008. The decreased loss is due to the absence of a goodwill impairment of $206,053 recorded in the second quarter of 2008. Excluding the impairment charge, net income for the six months ended June 30, 2008 would have been $7,443. The decline in operating income between the six months ended June 30, 2008, absent the goodwill impairment charge, and the operating loss for the comparable period of 2009 is primarily related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. The decline in revenue was partially offset by the realignment of our cost base, net of restructuring charges, as part of our Metro re-engineering and other reduction initiatives.
Interest Expense
Interest expense decreased $1,837, or 18.8%, to $7,914 for the six months ended June 30, 2009 from $9,751 in the comparable period. The decrease reflects the reduced debt level from our Refinancing partially offset by the higher interest rates associated with that debt. The decrease also reflects a one-time reversal of interest expense from the settlement of an amount owed to a former employee of $754.
Provision for Income Taxes
Income tax benefit in the first half of 2009 was $10,285 compared with a tax benefit of $3,194 in the first half of 2008. Our effective tax for the first half of 2009 was approximately 28.8% as compared to the 38.5% (excluding the impact of goodwill impairment) for the same period in 2008.
Net (Loss) Income
Net (loss) in the first half of 2009 increased to $(25,145) from net income of $971, absent the goodwill impairment charge of $206,053, in the first half 2008. Net (loss) per share for basic and diluted shares was $(62.45) in the first half of 2009, compared with net (loss) per share, including the impairment charge, for basic and diluted of $(431.24), in the first half of 2008.
Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures, principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt. We believe that our sources of liquidity are adequate to fund ongoing operating requirements in the next twelve months.
Existing Indebtedness
Effective April 23, 2009, we have: $117.5 million of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); a $20.0 million unsecured, non-amortizing term loan and a $15.0 million revolving line of credit (which includes a $1.5 million letter of credit sub-facility) on a senior unsecured basis (the foregoing, the “Senior Credit Facility”). The term loan and revolver mature on July 15, 2012 and are guaranteed by our domestic subsidiaries (the “Guarantors”) and Gores. We borrowed the entire amount of the term loan on the Closing Date and did not make any borrowings of revolving loans. The New Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% in-kind (PIK interest). The PIK interest is added to principal quarterly but is not payable until maturity. The New Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the New Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the New Senior Notes). The New Senior Notes are guaranteed by the Guarantors and are secured by a first priority lien on substantially all of our assets.

Loans under our existing Credit Agreement (related to the Senior Credit Facility) bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).
Both the Securities Purchase Agreement (governing the New Senior Notes) and Credit Agreement (governing the new term loan and revolver which collectively comprise the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs . Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the New Senior Notes over our consolidated Adjusted EBITDA). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement. We currently believe, based on our latest forecast, that we will be in compliance with our debt covenants for the next 12 months. A wide range of factors could materially affect future developments and performance and would cause us to be unable to meet our debt covenants. Such factors and others are discussed in greater detail in the section Risks Related to Our Business.
As part of the Refinancing that closed on April 23, 2009, we sold 25,000 shares of Series B Preferred Stock to Gores for an aggregate purchase price of $25,000.
Indebtedness prior to April 23, 2009
Prior to April 23, 2009, our debt consisted of an unsecured, five-year $120,000 term loan and a five-year $75,000 revolving credit facility (collectively, the “Old Facility”). Interest on the Old Facility was variable and payable at a maximum of the prime rate plus an applicable margin of up to .75% or LIBOR plus an applicable margin of up to 1.75%, at our option. The Old Facility contained covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. As a result of an amendment to our Old Facility in the first quarter of 2008, we provided security to our lenders (including holders of our Senior Notes) on substantially all of our assets and amended our allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Old Facility.
Prior to April 23, 2009, we also had $200 million in Senior Notes which we issued on December 3, 2002, which consisted of: 5.26% Senior Notes due November 30, 2012 (in an aggregate principal amount of $150 million) and 4.64% Senior Notes due November 30, 2009 (in an aggregate principal amount of $50 million). Interest on the Notes was payable semi-annually in May and November. The Notes contained covenants relating to leverage and interest coverage ratios that were identical to those contained in our Old Facility.
At March 31, 2009, we had approximately $9,000 outstanding under our revolving credit facility and $32,000 outstanding under the term loan. At March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $7,199.
On March 3, 2008 and March 24, 2008, respectively, we sold 7,143 shares (14,286 shares in the aggregate) of common stock to Gores for an aggregate purchase price of $25,000 and on June 19, 2008, we sold $75,000 of Series A Preferred Stock with warrants to Gores, generating net proceeds of approximately $96,928.

Current Position
Net cash used by operating activities was $15,104 for the period ended June 30, 2009 and $4,842 for the six months ended June 30, 2008, an increase of $10,262 in net cash used by operating activities. The increase principally reflects the increased net loss, before impairment charges, partially offset by lower capital expenditures.
Our business does not usually require significant cash outlays for capital expenditures. Capital expenditures in the first half of 2009 decreased $3,148 to $2,930 from $6,078 in the first half of 2008. The decrease in first half of 2009 is principally attributable to the timing of our expenditures planned for the year. We anticipate an increase in capital expenditures for the remainder of 2009 as we invest in systems and infrastructure.
In May 2007, our board of directors elected to discontinue the payment of a dividend on our common stock and does not plan to declare dividends on our common stock for the foreseeable future. The payment of dividends on our common stock is also prohibited by the terms of our New Senior Notes.
While we are authorized to repurchase up to $290,490 of our common stock as of December 31, 2008, we do not plan on repurchasing any additional shares for the foreseeable future. Such repurchases are also prohibited by the terms of our New Senior Notes and new Senior Credit Facility.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim and annual financial periods ending after June 15, 2009. The implementation of this standard, effective for our interim financial statements ending June 30, 2009, did not have a material impact on our consolidated financial position and results of operations. For the interim financial period ended June 30, 2009, subsequent events were evaluated through August 10, 2009, the date the financial statements were issued.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 effective with our second quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the determination or reporting of our financial results.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141R and FSP FAS 141(R)-1 impacted the accounting for our Refinancing (See Note 1 – Basis of Presentation).
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
In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The relevant disclosures have been included in our Consolidated Financial Statements.
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

A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business
Deterioration in general economic conditions and constrained consumer spending has caused, and could cause, additional decreases or delays in advertising spending, could harm our ability to generate advertising revenue and negatively affect our results of operations.
We derive the majority of our revenue from the sale of local, regional and national advertising. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenue across our businesses. Additionally, advertisers, and the agencies that represent them, have put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. The current state of the economy could also adversely affect our ability to collect accounts receivable from our advertisers, particularly those entities which have filed for bankruptcy. Reductions in advertising expenditures and declines in ad rates have adversely affected our revenue, and the continuation of the global economic slowdown would likely continue to adversely impact our revenue, profit margins, cash flow and liquidity in future periods. In addition, in the event that the current economic situation improves, we cannot predict whether or not advertisers’ demands and budgets for advertising will return to previous levels.
Our operating income has declined since 2002 and may continue to decline. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue.
Since 2002, our annual operating income has declined from operating income of approximately $180 million to an operating loss of $438 million, which included goodwill impairment charges of approximately $430 million, for the year ended 2008, with the most significant decline occurring between 2005 and 2008. Between 2002 and 2008, our operating income declined as a result of increased competition in our local and regional markets and an increase in the amount of 10 second inventory being sold by radio stations. The decline (between 2005 and 2008) also was due to reductions in national audience levels (which dropped significantly between 2005 and 2006), lower commercial clearance and audience levels of our affiliated stations and reductions in our local and regional sales force, which began in mid-2006. Recently, our operating income has also been affected by the weakness in the United States economy and advertising market. Given the current economic climate, it is possible our operating income will continue to decline.
CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our new 2008 arrangement is adjustable for audience levels and commercial clearance (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will be able to maintain these higher levels, in particular, with the introduction of The Portable People MeterTM, or PPMTM, which to date has reported substantially lower audience ratings for certain of our radio station affiliates, including our CBS Radio station affiliates, in those markets in which PPMTM has been implemented as described below. Additionally, while our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

We may not realize expected benefits from our cost cutting initiatives.
In order to improve the efficiency of our operations, we have implemented and continue to implement certain cost cutting initiatives, including headcount and salary reductions. We cannot assure you that we will realize the full level of expected cost savings or improve our operating performance as a result of our past, current and future cost cutting activities. We also cannot assure you that our cost cutting activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost cutting activities, we may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in the market and in the level of demand for our programming and services.
Our ability to increase our revenue is significantly dependent on advertising rates, which rates could be negatively impacted by the introduction of The Portable People Meter.
Arbitron Inc., the supplier of ratings data for United States radio markets, has developed new electronic audience measurement technology to collect data for its ratings service known as The Portable People MeterTM, or PPMTM. The PPMTM measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. To date, the PPMTM has been implemented in 17 markets (including nine of the top 10 markets) and, in ratings books released to date, has reported substantially lower audience ratings for certain of our key radio affiliates than the traditional diary methodology previously used by the radio industry. As the PPMTM is instituted in more markets, it is unclear whether the audience ratings posted by it will continue to be significantly lower and if so, what effect this may have on audience ratings and advertising rates. While we have to date experienced a decline in our local ad revenue, we are unable to determine at this time how much of such decline is a result of the general economic environment versus a decline in audience. If the PPMTM continues to report lower audience ratings than the traditional diary methodology and the rates we charge our advertisers are materially impacted by such results, our revenue would be materially and adversely affected.
Our ability to grow our Metro business revenue may be adversely affected by the increased proliferation of free of charge traffic content to consumers.
Our Metro business produces and distributes traffic and other local information reports to approximately 2,300 radio and television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. Recently, the U.S. Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.
We may require additional financing to fund our working capital, debt service, capital expenditures or other capital requirements and the ongoing global credit market disruptions have reduced access to credit and created higher costs of obtaining financing.
Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenue. Based on our current and anticipated levels of operations, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our Senior Credit Facility) will enable us to meet our working capital, capital expenditure, debt service and other capital requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. There can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. Additionally, disruptions in the credit markets make it harder and more expensive to obtain financing. If available financing is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of financing, both of which could reduce our profitability or increase our losses. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.

We have a significant amount of indebtedness, which could adversely affect our liquidity and future business operations if our operating income declines more than we currently anticipate.
As of June 30, 2009, we had approximately $119.0 million in aggregate principal amount of New Senior Notes outstanding (of which $1.5 million is PIK interest), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of: (x) a $20 million term loan and (y) a $15 million revolving line of credit which we intend to borrow against in the future. Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). Our ability to service our debt will depend on competitive pressures and our financial performance in an uncertain and unpredictable economic environment. Further, our New Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness. If our operating income declines more than we currently anticipate, resulting in an inability to incur additional indebtedness under the terms of our outstanding indebtedness, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we could have insufficient liquidity which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to meet our debt service and repayment obligations under the New Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.
Our failure to obtain or retain the rights in popular programming could adversely affect our revenue.
Our revenue from our radio programming and television business is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. We obtain a significant portion of our popular programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by us. Our failure to obtain or retain rights to popular content could adversely affect our revenue.
Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.
Our business segments operate in a highly competitive environment. Our radio and television programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as newspapers, magazines, cable television, outdoor advertising, direct mail and, more increasingly, digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. New or existing competitors may have resources significantly greater than our own and, in particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and cash flow. There can be no assurance that we will be able to compete effectively, be successful in our efforts to regain market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a further decline in audience for our programs or the cost of programming continues to increase, we may be unable to retain the rights to popular programs and advertisers’ willingness to purchase our advertising could be further reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.

In recent years, digital media platforms and the offerings thereon have increased significantly and consumers are playing an increasingly large role in dictating the content received through such mediums. We face increasing pressure to adapt our existing programming as well as to expand the programming and services we offer to address these new and evolving digital distribution channels. Advertising buyers have the option to filter their messages through various digital platforms and as a result, many are adjusting their advertising budgets downward with respect to traditional advertising mediums such as radio and television or utilizing providers who offer “one-stop shopping” access to both traditional and alternative distribution channels. If we are unable to offer our broadcasters and advertisers an attractive full suite of traditional and new media platforms and address the industry shift to new digital mediums, our operating results may be negatively impacted.
Our Senior Credit Facility and New Senior Notes contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations.
Our New Senior Credit Facility and New Senior Notes require us to comply with certain financial and operational covenants. These covenants include, without limitation:
•
restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions; and

•
a maximum senior leverage ratio (expressed as the principal amount of New Senior Notes over our consolidated EBITDA (as defined in our New Senior Credit Facility) measured on a trailing, four-quarter basis) which is 6.25 to 1.0 on December 31, 2009 but begins to decline on a quarterly basis thereafter, including to a 4.5 to 1.0 ratio on December 31, 2010 and a 3.5 to 1.0 ratio on December 31, 2011.

We cannot make any assurances that we will remain in compliance with these agreements, particularly if the advertising environment remains weak or our operating income continues to decline. Failure to comply with these covenants would result in a default under our New Senior Credit Facility and New Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the New Senior Credit Facility and New Senior Notes and thereby have a material adverse impact on our business.
The cost of our indebtedness has increased substantially, which, when combined with our recent declining revenue, further affects our liquidity and could limit our ability to implement our business plan and respond competitively.
As a result of our recently completed recapitalization transactions, the annual interest payments on our debt increased from approximately $12 million to $19 million, $6 million of which will be paid in kind. If the economy continues in recession and advertisers continue to maintain reduced budgets which do not recover in 2009, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and capital, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

If we are not able to integrate future acquisitions successfully, our operating results could be harmed.
We evaluate acquisitions on an ongoing basis and intend to pursue acquisitions of businesses in our industry and related industries that can assist us in achieving our growth strategy. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we do complete may not be successful. Any mergers and acquisitions we do may involve certain risks, including, but not limited to, the following:
•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with the acquisitions;

•	our responsibility for the liabilities of the businesses we acquire; and

•	potential loss of key employees of the companies we acquire.
Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.
Revenue derived from the production and distribution of radio programs depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio programs, could have an adverse effect on our results of operations.
Continued consolidation in the radio broadcast industry could adversely affect our operating results.
The radio broadcasting industry has continued to experience significant change, including a significant amount of consolidation in recent years and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel and CBS Radio). Certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations; (2) experienced significant declines in audience; and (3) increased their supply of shorter duration advertisements, in particular the amount of 10 second inventory, which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, attract audiences and attract advertisers. If we do not succeed in these efforts, our operating results could be adversely affected.

We may be required to recognize further impairment charges.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At December 31, 2008, we determined that our goodwill was impaired and recorded an impairment charge of approximately $224.1 million, which is in addition to the impairment charge of approximately $206.1 million taken on June 30, 2008. In connection with our Refinancing and our requisite adoption of the acquisition method of accounting, based on a third-party appraisal, we recorded new values of certain assets such that as of April 24, 2009 our revalued goodwill is $86.4 million (an increase of $52.4 million) and net intangible assets are $112.0 million (an increase of $109.3 million), all of which will be tested annually for impairment or upon a triggering event in the future. As of June 30, 2009, goodwill is $86.4 million, net intangible assets are $112.0 million and the value of our fixed assets is $36.4 million, all of which will be tested for impairment in the future. Unanticipated differences to our forecasted operational results and cash flows could require a provision for further impairment that could significantly affect our reported earnings in a period of such change.
Risks Relating to Our Common Stock
Our common stock may not maintain an active trading market or list on a nationally recognized exchange which could affect the liquidity and market price of our common stock.
As a result of the decline in our stock price, our common stock ceased to be traded on the NYSE as of November 24, 2008 and on March 16, 2009, we were delisted from the NYSE. Since November 24, 2008, we have traded over-the-counter on the OTC Bulletin Board, which has constrained the liquidity of our common stock. As part of our S-1 registration statement filing on June 22, 2009, we disclosed that we intend to apply to list our common stock on the NASDAQ Global Market if we consummate a successful offering of our common stock. However, there can be no assurance that following an offering, if one is completed, an active trading market on the NASDAQ Global Market will be maintained, that our common stock price will increase or that our common stock will continue to trade on the exchange for any specific period of time. If we are unable to maintain our listing on the NASDAQ Global Market or we continue to remain delisted from a nationally recognized exchange and to trade on the OTC Bulletin Board, we may be subject to a loss of confidence by customers and investors and the market price of our shares may be affected.
Sales of additional shares of common stock by Gores or our other lenders could adversely affect the stock price.
Gores beneficially owns 75.1% of our outstanding common stock. There can be no assurance that at some future time Gores, or our other lenders, will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.
As a result of its beneficial ownership of 15,257,509 shares of our common stock, or approximately 75.1% of our voting power, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock (including preferred stock on an as-converted basis) representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
Provisions in our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. This provision of the Delaware General Corporation Law could delay or prevent a change of control of our company, which could adversely affect the price of our common stock.
We do not anticipate paying dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. In addition, our Senior Credit Facility and the New Senior Notes restrict the payment of dividends.
Any issuance of shares of preferred stock by us could delay or prevent a change of control of our company, dilute the voting power of the common stockholders and adversely affect the value of our common stock.
Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 10,000,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. To the extent we choose to issue preferred stock, any such issuance may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.
The issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Controller concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of June 30, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in the second quarter to the legal proceeding descibed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 27, 2009, on April 23, 2009, we closed on definitive documentation to refinance substantially all of our then outstanding long-term indebtedness (approximately $241 million in principal amount) and recapitalize our equity. As part of such transaction, we issued shares of Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock as described elsewhere in this report in more detail.
During the quarter ended June 30, 2009, we did not purchase any of its common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of Shares		Part of Publicly	Purchased Under
	Purchased in	Average Price Paid	Announced Plan or	the Plans or
Period	Period	Per Share	Program	Programs (A)

4/1/09 – 4/30/09	—	N/A
5/1/09 – 5/31/09	—	N/A
6/1/09 – 6/30/09	—	N/A

(A)	Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004.
Item 3. Defaults Upon Senior Securities
As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 5, 2009, we failed to repay our then outstanding indebtedness of $41 million under our old Credit Agreement on February 27, 2009. We also disclosed in such filing our failure to pay the semi-annual interest payment due in November 2008 in respect of our then outstanding Senior Notes. As disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2009, we also were not in compliance with our maximum leverage ratio covenant at December 31, 2008. As described elsewhere in this report, we have since refinanced our debt and the aforementioned defaults under both the old Credit Agreement and Note Purchase Agreement were released and waived by our lenders.

Item 4. Submission of Matters to a Vote of Security Holders
As described elsewhere in this report, we held a special meeting of our stockholders on June 26, 2009. Such meeting was adjourned until August 3, 2009 without taking any action on any of the proposals set forth in our definitive proxy statement filed with the SEC on June 4, 2009, with the exception of Proposal 6 to adjourn the meeting.
Item 5. Changes to Director Nomination Procedures
None.
Item 6. Exhibits

Exhibit
Number (A)		Description of Exhibit

3.1		Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware. (1)

3.1.1	*	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009.

3.2		Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (2)

4.1		Note Purchase Agreement, dated as of December 3, 2002, between the Company and the Purchasers parties thereto. (3)

4.1.1		First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (4)

4.2		Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (2)

4.3		Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (2)

4.4		Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (2)

4.5
First Amendment to Security Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., each of the subsidiaries of Westwood One, Inc. and The Bank of New York Mellon, as collateral trustee. (2)

10.1	*
Option Agreement, dated as of December 22, 2008, by and between Registrant and by and among Westwood One, Inc., TLAC, Inc., TrafficLand, Inc. and P. Richard Zitelman, in his capacity as Stockholder Representative, as amended.

10.2		Consulting Agreement made as of April 27, 2009, by and between Registrant and Andrew Hersam. +

31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the year ended June 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO
Date: August 14, 2009

EXHIBIT INDEX

Exhibit
Number (A)		Description of Exhibit

3.1.1	*	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009.

10.1	*
Option Agreement, dated as of December 22, 2008, by and between Registrant and by and among Westwood One, Inc., TLAC, Inc., TrafficLand, Inc. and P. Richard Zitelman, in his capacity as Stockholder Representative, as amended.

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