Form 10-Q/A
period 2009-06-30
WESTWOOD ONE INC /DE/
filed 2009-08-21
CIK 771950

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 14, 2009 (the “Original 10-Q”).  This Amendment is filed solely for the purpose of including in Notes 2 and 10 to our financial statements and in the MD&A section, explanatory information related to a beneficial conversion feature contained in our then outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock that was inadvertently omitted from our Original 10-Q.  In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-Q in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

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

In connection with the Refinancing and the issuance of the Preferred Stock, we have determined that such Preferred Stock contain a beneficial conversion feature (“BCF”), that is partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF has been recognized at issuance (issuance BCF) while the majority of the BCF is contingent (contingent BCF) upon the authorization of additional common shares which did not occur until August 3, 2009.

The total BCF, which is limited to the carrying value of the preferred stock, is approximately $76,900, of which $10,900 relates to the issuance BCF and will be amortized using the effective yield method over the period until conversion (4 years) resulting in a reduction to income allocable to common shareholders of $400 for the period ending June 30, 2009 The contingent BCF which amounts to $66,000 (and was limited to the carrying amount of the Preferred Stock), will be recognized when the contingency is resolved in the third quarter (August 3, 2009) which due to the immediate conversion, will result in, among other effects, a deemed dividend that will be included in earnings per share calculation.

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

In connection with the Refinancing and the issuance of the Preferred Stock, we have determined that such Preferred Stock contain a beneficial conversion feature (“BCF”), that is partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF has been recognized at issuance (issuance BCF) while the majority of the BCF is contingent (contingent BCF) upon the authorization of additional common shares which did not occur until August 3, 2009.

The total BCF, which is limited to the carrying value of the preferred stock, is approximately $76,900, of which $10,900 relates to the issuance BCF and will be amortized using the effective yield method over the period until conversion (4 years) resulting in a reduction to income allocable to common shareholders of $400 for the period ending June 30, 2009 The contingent BCF which amounts to $66,000 (and was limited to the carrying amount of the Preferred Stock), will be recognized when the contingency is resolved in the third quarter (August 3, 2009) which due to the immediate conversion, will result in, among other effects, a deemed dividend that will be included in earnings per share calculation.

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

In connection with the Refinancing and the issuance of the Preferred Stock, we have determined that such Preferred Stock contain a beneficial conversion feature (“BCF”), that is partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF has been recognized at issuance (issuance BCF) while the majority of the BCF is contingent (contingent BCF) upon the authorization of additional common shares which did not occur until August 3, 2009.

The total BCF, which is limited to the carrying value of the preferred stock, is approximately $76,900, of which $10,900 relates to the issuance BCF and will be amortized using the effective yield method over the period until conversion (4 years) resulting in a reduction to income allocable to common shareholders of $400 for the period ending June 30, 2009 The contingent BCF which amounts to $66,000 (and was limited to the carrying amount of the Preferred Stock), will be recognized when the contingency is resolved in the third quarter (August 3, 2009) which due to the immediate conversion, will result in, among other effects, a deemed dividend that will be included in earnings per share calculation.

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

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO
Date: August 21, 2009

EXHIBIT INDEX

Exhibit
Number (A)		Description of Exhibit

31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or compensatory plan.