Form 10-Q
period 2009-09-30
WESTWOOD ONE INC /DE/
filed 2009-11-09
CIK 771950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-X during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of stock outstanding at November 6, 2009 (excluding treasury shares):

Common stock, par value $.01 per share – 20,312,000 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION

WESTWOOD ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	September 30, 2009	December 31, 2008
	(unaudited)	(derived from audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,568	$6,437
Accounts receivable	80,864	94,273
Prepaid and other assets	21,834	18,758

Total Current Assets	107,266	119,468
Property and equipment, net	34,385	30,417
Goodwill	35,752	33,988
Intangible assets, net	106,519	2,660
Deferred tax asset	—	14,220
Other assets	2,498	4,335

TOTAL ASSETS	$286,420	$205,088

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$38,268	$27,807
Amounts payable to related parties	213	22,680
Deferred revenue	7,229	2,397
Accrued expenses and other liabilities	23,834	25,565
Current maturity of long-term debt	—	249,053

Total Current Liabilities	69,544	327,502
Long-term debt	129,395	—
Deferred tax liability	45,650	—
Due to Gores	11,027	—
Other liabilities	10,298	6,993

TOTAL LIABILITIES	265,914	334,495

Redeemable Preferred Stock: $.01 par value, authorized: 10,000 shares; issued and outstanding: 75 shares of 7.5% Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	—	73,738

TOTAL PREFERRED STOCK	—	73,738

SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value: authorized: 5,000,000 shares (2009) and 300,000 (2008); issued and outstanding: 20,312 (2009) and 101,308 (2008)	203	1,013
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: -0- (2009) and 292 (2008)	—	3
Additional paid-in capital	80,076	293,120
Net unrealized gain	(38)	267
Accumulated deficit	(59,735)	(497,548)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	20,506	(203,145)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$286,420	$205,088

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
NET REVENUE	$78,474	$136,518	$96,299	$111,474	$303,298

Operating Costs	74,922	127,039	86,142	111,580	265,782
Depreciation and Amortization	8,064	13,909	2,366	2,585	8,763
Corporate General and Administrative Expenses	2,930	5,337	4,049	4,248	8,510
Goodwill and Intangible Impairment	50,501	50,501	—	—	206,053
Restructuring Charges	1,372	2,826	10,598	3,976	10,598
Special Charges	820	1,188	699	12,819	9,756

	138,609	200,800	103,854	135,208	509,462

OPERATING (LOSS) INCOME	(60,135)	(64,282)	(7,555)	(23,734)	(206,164)

Interest Expense	4,925	9,618	3,758	3,222	13,509
Other Expense (Income)	70	66	(12,453)	(359)	(12,538)

(Loss) Income before Income Tax	(65,130)	(73,966)	1,140	(26,597)	(207,135)
Income Tax (Benefit) Expense	(11,581)	(14,231)	1,150	(7,635)	(2,044)

NET (LOSS)	$(53,549)	$(59,735)	$(10)	$(18,962)	$(205,091)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(131,686)	$(141,283)	$(1,451)	$(22,037)	$(206,720)

(Loss) per Share
Common Stock
Basic	$(10.03)	$(18.19)	$(2.88)	$(43.64)	$(426.03)

Diluted	$(10.03)	$(18.19)	$(2.88)	$(43.64)	$(426.03)

Class B Stock
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$—	$—

Weighted Average Shares Outstanding:
Common Stock
Basic	13,135	7,769	504	505	485

Diluted	13,135	7,769	504	505	485

Class B Stock *
Basic	—	146	292	292	292

Diluted	—	—	292	292	292

*	Class B Stock was converted into Common Stock prior to effectiveness of reverse stock split

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

	Successor Company	Predecessor Company
	For the Period April 24, 2009 to September 30, 2009	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(59,735)	$(18,961)	$(205,091)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	13,909	2,585	8,763
Goodwill and Intangible asset impairment	50,501	—	206,053
Loss on disposal of property and equipment	173	188	—
Deferred taxes	(15,824)	(6,874)	(10,149)
Non-cash stock compensation	2,385	2,110	4,240
Gain on sale of marketable securities	—	—	(12,420)
Amortization of deferred financing costs	—	331	1,272
Net change in assets and liabilities (net of effect of Refinancing):	(7,887)	19,844	16,533

Net Cash (Used) in/Provided by Operating Activities	(16,478)	(777)	9,201

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,355)	(1,384)	(6,222)
Proceeds from sale of marketable securities	—	—	12,741

Net Cash (Used) in/Provided by Investing Activities	(2,355)	(1,384)	6,519

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	22,750
Issuance of series A convertible preferred stock and warrants	—	—	74,178
Issuance of series B convertible preferred stock	25,000	—	—
Debt repayments	(25,000)	—	(113,000)
Payments of capital lease obligations	(376)	(271)	(358)
Proceeds from term loan	20,000	—	—
Deferred financing costs	—	—	(1,688)
Deferred stock issuance costs	(228)	—	—

Net Cash Provided by/(Used) in Financing Activities	19,396	(271)	(18,298)

Net Increase (Decrease) in Cash and Cash Equivalents	563	(2,432)	(2,578)
Cash and Cash Equivalents at Beginning of Period	4,005	6,437	6,187

Cash and Cash Equivalents at End of Period	$4,568	$4,005	$3,609

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except per share amounts)

(unaudited)

	Successor Company	Predecessor Company
	For the Period April 24, 2009 to September 30, 2009	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Supplemental disclosure of cash flow information:
Non-cash financing activities
Cancellation of long-term debt	—	252,060	—
Issuance of new long-term debt	117,500	—	—
Preferred stock – conversion to common stock	(81,551)	—	—
Class B – conversion to common stock	(3)	—	—

(1)	All of the Series A Preferred Stock was exchanged for all of the Series A-1 Preferred Stock.
(2)	34,962 shares of the Series B Preferred Stock was issued to our lenders in exchange in part for the cancellation of our prior indebtedness.

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

Predecessor Company
	Common Stock		Class B Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unrealized Gain (Loss) on Available for Sale Securities	Total Share- holders’ Equity	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Shares	Amount
December 31, 2008	101,253	$1,013	292	$3	$293,120	$(497,548)	$267	$(203,145)	$(433,251)
Net (loss)						(18,961)		(18,961)	(18,961)
Comprehensive income							219	219	219
Equity based compensation					2,110			2,110
Issuance of common stock under equity based compensation plans	777	7			(939)			(932)
Issuance of common stock								—
Preferred stock accretion					(6,157)	—		(6,157)
Cancellations of vested equity grants					(890)			(890)

April 23, 2009	102,030	$1,020	292	$3	$287,244	$(516,509)	$486	$(227,756)	$(451,993)

Successor Company
	Common Stock		Class B Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unrealized Gain (Loss) on Available for Sale Securities	Total Share- holders’ Equity	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Shares	Amount
Revalued Capital	510	$5	292	$3	$2,256			$2,264
Net loss						(59,735)		(59,735)	(59,735)
Comprehensive (loss)							(38)	(38)	(38)
Equity based compensation					2,384			2,384
Issuance of common stock under equity based compensation plans	—	—			(19)			(19)
Class B conversion			(292)	(3)				(3)
Preferred stock conversion	19,802	198			81,353			81,551
Preferred stock accretion					(4,661)			(4,661)
Cancellations of vested equity grants					(1,237)			(1,237)
Beneficial conversion feature					76,887			76,887
Beneficial conversion feature accretion					(76,887)			(76,887)

September 30, 2009	20,312	$203	—	—	$80,076	$(59,735)	$(38)	$20,506	$(59,773)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

NOTE 1 – Basis of Presentation:

In this report, “Westwood One,” “Company,” “registrant,” “we”, “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Current Report on Form 8-K filed on August 26, 2009.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented have been recorded. The results of operations for the periods ended April 23, 2009 and September 30, 2009 are not necessarily indicative of the operating results for a full fiscal year.

On April 23, 2009, we completed a refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (the “Refinancing”). As part of the Refinancing we entered into a Purchase Agreement (the “Purchase Agreement”) with Gores Radio Holdings, LLC (currently our ultimate parent) (together with certain related entities “Gores”). In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75,000 shares of 7.50% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”). In addition Gores purchased 25,000 shares of 8.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $25,000.

Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding Senior Notes (“Old Notes”) both series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the New Senior Notes, which upon completion of the Refinancing was exchanged for $10,797 of the New Senior Notes. Gores also agreed to guarantee the Senior Credit Facility and a $10,000 contractual commitment by one of our wholly owned subsidiaries. Gores currently holds $11,027 (including PIK interest) of the New Senior Notes shown in the line item Due to Gores on our balance sheet. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Senior Notes and the Old Credit Agreement, the participating debt holders collectively received in exchange for their outstanding debt: (1) $117,500 of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); (2) 34,962 shares of Series B Preferred Stock, and (3) a one-time cash payment of $25,000.

On July 9, 2009, Gores converted 3.5 shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock (without taking into account the reverse stock split). Pursuant to the terms of our Certificate of Incorporation, the 292 outstanding shares of our Class B common stock were automatically converted into 292 shares of common stock (without taking into account the 200:1 reverse stock split that occurred on August 3, 2009 as described in more detail below) because as a result of such conversion by Gores the voting power of the Class B common stock, as a group, fell below ten percent (10%) of the aggregate voting power of issued and outstanding shares of common stock and Class B common stock.

On August 3, 2009, we held a special meeting of our stockholders to consider and vote upon, among other proposals, amending our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 300,000 to 5,000,000 and to amend the Certificate of Incorporation to effect a 200 for 1

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

reverse stock split of our outstanding common stock (the “Charter Amendments”). On August 3, 2009, the stockholders approved the Charter Amendments, which resulted in the automatic conversion of all shares of preferred stock into common stock and the cancellation of warrants to purchase 50 shares of common stock issued to Gores as part of their investment in our Series A Preferred Stock. There are no longer any issued and outstanding warrants to purchase our common stock or any shares of our capital stock that have any preference over the common stock with respect to voting, liquidation, dividends or otherwise. Under the Charter Amendments, each of the newly authorized shares of common stock has the same rights and privileges as previously authorized common stock. Adoption of the Charter Amendments did not affect the rights of the holders of our currently outstanding common stock nor did it change the par value of the common stock.

As a result of the Refinancing, Gores acquired approximately 75.1% of our equity (in preferred and common stock) and our then existing lenders acquired approximately 23.0% of our equity (in Preferred and common stock). We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance, “Push Down Accounting”. As a result, we have followed the acquisition method of accounting, as required by the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 805”), and have applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while such records subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled predecessor company and successor company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.

References are made in this report to a potential offering by us. On June 22, 2009, we filed a Registration Statement on Form S-1 with the SEC for an offering of our common stock in an amount of up to $50,000. We amended the S-1 on August 24, 2009, October 16, 2009, October 30, 2009 and November 4, 2009, respectively. There can be no assurance that such offering will occur on the terms described or at all.

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

We used a multi-year DCF model to derive a Total Invested Capital (TIC) value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value (BEV) which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (a) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (b) management’s estimates of future performance of our operations; and (c) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

economic pressure impacting both the economy in general and more specifically and substantially the advertising industry. All costs and professional fees incurred as part of the Refinancing totaling approximately $15,777 have been expensed as special charges in periods ended April 23, 2009 and prior (the predecessor company).

The allocation of Business Enterprise Value at April 24, 2009 is as follows:

Current Assets	$104,902
Goodwill	86,153
Intangibles	116,910
Property, Plant and Equipment, Net	36,270
Other Assets	21,913
Current Liabilities	81,160
Deferred Income Taxes	77,879
Due to Gores	10,797
Other Liabilities	10,458
Long-term Debt	106,703

Total Business Enterprise Value	$79,151

We expect to finalize the valuation and complete the allocation of the Business Enterprise Value as soon as practicable but no later than one year from the acquisition date of April 23, 2009.

In 2009, the television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders. The decrease in advertising budgets and orders is evidenced by our revenue decreasing to $78,474 in the third quarter of 2009 from $96,299 in the third quarter of 2008, which represents a decrease of approximately 18.5%. These conditions, namely the weak third quarter and the likely continuation of the current economic conditions into the fourth quarter and the immediate future, caused us to reduce our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted a goodwill impairment analysis. The new forecast would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Accordingly, we performed a Step 1 analysis in accordance with Accounting Standards Codification 350 – Intangible, Goodwill and Others (“ASC 350”) by comparing our recalculated fair value based on our new forecast to our current carrying value. The results indicated an impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair value of goodwill for Metro Traffic with the carrying value of its goodwill. As a result of the Step 2 analysis we recorded a non-cash charge of $50,401. The majority of the goodwill impairment charge is not deductible for income tax purposes.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

The following unaudited pro forma financial summary for the three and nine months ended September 30, 2008 and 2009 gives effect to the Refinancing, and the resultant acquisition accounting. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

	Unaudited Pro Forma
	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenue	$78,474	$96,299	$247,992	$303,298
Net Loss	(53,483)	(9,259)	(93,207)	(234,289)

In the 23-day period ended April 23, 2009, we determined that we had incorrectly recorded a credit to interest expense, which should have been recorded in the three month period ended March 31, 2009, for the settlement of an amount owed to a former employee. We determined that this error was not significant to any prior period results and accordingly reduced the 23-day period’s interest expense by $754. Also in the period ended April 23, 2009, we determined that we incorrectly calculated the accretion of our preferred shares to redemption value which should have been recorded in the three-month period ended March 31, 2009. We determined that this error was not significant to any prior results and does not affect our Net (Loss) Income. However, it does reduce the 23-day period’s Net Loss attributable to Common Stockholders by $1,262.

Additionally, in the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261 which should have been capitalized and expensed through April 2010. The amount of insurance expense that should have been recorded in the period ended June 30, 2009 was $43. For the period April 24, 2009 to June 30, 2009, we failed to record the added depreciation expense for the increase in fixed assets values associated with our purchase accounting. The amount of depreciation expense that should have been recorded in the period ended June 30, 2009 was $401. Additionally, for the period ended June 30, 2009, we failed to accrue severance costs of $145 for employees terminated in June 2009. These correcting adjustments were recorded in the three months ending September 30, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements. As a result, we have not restated any prior period amounts.

NOTE 2 – Earnings Per Share:

Prior to the Refinancing described in Note 1 – Basis of Presentation, we had outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock (7.5% Series A Convertible Preferred Stock, referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock were convertible into common stock. To the extent declared by our board of directors, the common stock was entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock was also entitled to receive such dividends on an as-converted basis if and when declared by the Board.

As described in more detail above, as part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our board of directors, the Series A Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on as as-converted basis if and when

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

declared by the board of directors. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock are considered participating securities requiring use of the “two-class” method for the computation of basic net income (loss) per share as required by the Earnings per Share Topic of the FASB Accounting Standards Codification (“ASC 260”). Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.

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

Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock, restricted stock units, warrants (see Note 11 – Equity Based Compensation) and Series A Preferred Stock were excluded from the predecessor company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. Options, restricted stock, restricted stock units, warrants, Series A-1 Preferred Stock and Series B Preferred Stock were excluded from the successor company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. EPS calculations for all periods reflect the effects of the 200:1 reverse stock split.

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

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

As previously disclosed, on July 9, 2009, Gores converted 3.5 shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock. Such conversion triggered the conversion of 292 shares of Class B Common into 292 shares of common stock pursuant to the terms of our Charter.

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

In connection with the Refinancing and the issuance of the preferred shares, we had determined that the preferred shares contained a beneficial conversion feature (“BCF”), that was partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF had been recognized at issuance and was being amortized using the effective yield methog over the period until conversion. The total BCF, which was limited to the carrying value of the preferred stock, was $76,455,prior to conversion and upon conversion resulted in, among other effects, a deemed dividend that is included in the earnings per share calculation.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Net (Loss)	$(53,549)	$(59,735)	$(10)	$(18,961)	$(205,091)
Less: Accumulated Preferred Stock dividends and accretion	(1,682)	(4,661)	(1,441)	(3,076)	(1,629)
Less: Deemed dividends from Beneficial Conversion Feature	(76,455)	(76,887)	—	—	—
Less: Distributed earnings to common stockholders	—	—	—	—	—
Less: Distributed earnings to Class B stockholders	—	—	—	—	—

Undistributed earnings	$(131,686)	$(141,283)	$(1,451)	$(22,037)	$(206,720)

Earnings – common stock
Basic
Distributed earnings to common stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to common stockholders	(131,686)	(141,283)	(1,451)	(22,037)	(206,720)

Total Earnings – common stock, basic	$(131,686)	$(141,283)	$(1,451)	$(22,037)	$(206,720)

Diluted
Distributed earnings to common stockholders	$—	$—	$—	$—	$—
Distributed earnings to Class B stockholders	—	—	—	—	—
Undistributed earnings allocated to common stockholders	(131,686)	(141,283)	(1,451)	(22,037)	(206,720)

Total Earnings – common stock, diluted	$(131,686)	$(141,283)	$(1,451)	$(22,037)	$(206,720)

Weighted average common shares outstanding, basic
Share-based compensation	13,135	7,769	504	505	485
Warrants	—	—	—	—	—
Weighted average Class B shares	—	—	—	—	—

Weighted average common shares outstanding, diluted	13,135	7,769	504	505	485

(Loss) Earnings per common share, basic
Distributed earnings, basic	$—	$—	$—	$—	$—
Undistributed earnings – basic	(10.03)	(18.19)	(2.88)	(43.64)	(426.03)

Total	$(10.03)	$(18.19)	$(2.88)	$(43.64)	$(426.03)

(Loss) Earnings per common share, diluted
Distributed earnings, diluted	$—	$—	$—	$—	$—
Undistributed earnings – diluted	(10.03)	(18.19)	(2.88)	(43.64)	(426.03)

Total	$(10.03)	$(18.19)	$(2.88)	$(43.64)	$(426.03)

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Earnings per share – Class B Stock
Basic
Distributed earnings to Class B stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—	—	—	—

Total Earnings – Class B Stock, basic	$—	$—	$—	$—	$—

Diluted
Distributed earnings to Class B stockholders	$—	$—	$—	$—	$—
Undistributed earnings allocated to Class B stockholders	—	—	—	—	—

Total Earnings – Class B Stock, diluted	$—	$—	$—	$—	$—

Weighted average Class B shares outstanding, basic	—	146	292	292	292
Share-based compensation	—	—	—	—	—
Warrants	—	—	—	—	—

Weighted average Class B shares outstanding, diluted	—	—	292	292	292

Earnings per Class B share, basic
Distributed earnings, basic	$—	$—	$—	$—	$—
Undistributed earnings – basic	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$—	$—	$—	$—
Undistributed earnings – diluted	—	—	—	—	—

Total	$—	$—	$—	$—	$—

NOTE 3 – Related Party Transactions:

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

Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The expense incurred upon closing of the Master Agreement is included as a component of special charges in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom. As a result of the Charter Amendments approved on August 3, 2009, CBS Radio which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. As a result of this change in ownership and the fact that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio to be a related party effective as of August 3, 2009 and are no longer recording payments to CBS as related party expenses or amounts due to related parties effective August 3, 2009.

We incurred the following expenses relating to transactions with CBS Radio and/or its affiliates:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Representation Agreement	$—	$—	$—	$—	$2,583
News Agreement	1,121	3,623	3,247	4,107	9,609
Programming and Affiliate Arrangements	4,189	13,877	14,444	20,884	41,819
Management Agreement (excluding warrant amortization)	—	—	—	—	610
Warrant Amortization	—	—	—	—	1,618
Payment upon closing of Master Agreement	—	—	—	—	5,000

	$5,310	$17,500	$17,691	$24,991	$61,239

Gores Radio Holdings

We have a related party relationship with Gores. As a result of our Refinancing, Gores created a holding company which owns approximately 75.1% of our equity and is our ultimate parent company. Gores currently also holds $11,027 (including PIK interest) of our New Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the New Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

We recorded fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group associated with Gores as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Consultancy and Advisory Fees	$—	$227	$—	$1,533	$—
Gores Radio Holdings, LLC	—	—	250	230	250
Glendon Partners Fees	514	810	—	754	—

	$514	$1,037	$250	$2,517	$250

POP Radio

We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. We recorded fees as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Program commission expense	$333	$581	$218	$416	$1,398

	$333	$581	$218	$416	$1,398

Summary of Related Party Expense by Category:

	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Operating Costs	$5,643	$18,081	$17,909	$25,407	$55,409
Depreciation and Amortization	—	—	—	—	1,618
Corporate, General and Administrative	—	—	—	—	610
Consulting Fees	514	1,037	250	2,517	250
Special Charges	—	—	—	—	5,000

	$6,157	$19,118	$18,159	$27,924	$62,887

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

NOTE 4 – Property and Equipment:

Property and equipment is recorded at cost and is summarized as follows:

	Successor Company	Predecessor Company
	September 30, 2009	December 31, 2008
Land, buildings and improvements	$15,186	$11,999
Recording, broadcasting and studio equipment	72,834	75,907
Furniture, equipment and other	13,997	18,445

	$102,017	$106,351
Less: Accumulated depreciation	67,632	75,934

Property and equipment, net	$34,385	$30,417

Depreciation expense is recorded as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Depreciation Expense	2,791	4,113	2,171	2,354	6,559

Also we have a capital lease for satellite transponders totaling $7,355. Accumulated amortization related to the capital lease was $5,552 for the period ended September 30, 2009 and $4,930 for the period ended December 31, 2008.

For the period April 24, 2009 to June 30, 2009, we failed to record the added depreciation expense for the increase in fixed assets values associated with our purchase accounting. The amount of depreciation expense that should have been recorded was $401. This amount was recorded in the three months ended September 30, 2009.

NOTE 5 – Goodwill

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350 the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

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

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

As a result of the Refinancing described in Note 1 – Basis of Presentation, we have followed the acquisition method of accounting, as described by Accounting Standards Codification 805 – Business Combinations (“ASC 805”). Accordingly, we have revalued our assets and liabilities using our best estimate of current fair value which was calculated using the income approach and were based on our then most current forecast. The assumptions underlying our forecasted values were derived from the Company’s then best estimates including the industry’s general forecast of the advertising market which assumed an improvement in the economy and in advertising market conditions in the later half of 2009. The majority of goodwill is not expected to be tax deductible. The increase in the value of goodwill was primarily attributable to deferred taxes associated with the fair value of our intangible assets (see Note 6 – Intangibles) and deferred taxes arising from the cancellation of our prior indebtedness. The value assigned to goodwill is not amortized but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill and intangible assets is less than its carrying value. Our consolidated financial statements prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while the periods subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the fair values which were allocated to our segments based on the Business Enterprise Value of each.

In 2009, the television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders. The decrease in advertising budgets and orders is evidenced by our revenue decreasing to $78,474 in the third quarter of 2009 from $96,299 in the third quarter of 2008, which represents a decrease of approximately 18.5%. These conditions, namely the weak third quarter and the likely continuation of the current economic conditions into the fourth quarter and the immediate future, caused us to reduce our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted a goodwill impairment analysis. The new forecast would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Accordingly, we performed a Step 1 analysis in accordance with ASC 350 by comparing our recalculated fair value based on our new forecast to our current carrying value. The results indicated an impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair value of goodwill for Metro Traffic with the carrying value of its goodwill. As a result of the Step 2 analysis we recorded a non-cash impairment charge of $50,401. The majority of the goodwill impairment charge is not deductible for income tax purposes.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

The fair values in our financial statements including goodwill as presented in the table below.

	Total	Metro	Network
GOODWILL

Predecessor Company
Balance at April 23, 2009	$33,988	$23,792	$10,196

Successor Company
Balance at April 24, 2009	$86,414	$61,354	$25,060
Accumulated Impairment Losses	—	—	—

Balance at April 24, 2009	86,414	61,354	25,060

Adjustments	(261)	(261)

Goodwill Impairment Losses	(50,401)	(50,401)	—

Balance at September 30, 2009	86,153	61,093	25,060
Accumulated Impairment	(50,401)	(50,401)	—

Balance at September 30, 2009	$35,752	$10,692	$25,060

In the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261 which should have been capitalized and expensed through April 2010. The correcting adjustments, including an adjustment to our opening balance of goodwill at April 24, 2009, were recorded in the three months ended September 30, 2009.

NOTE 6 – Intangibles

In accordance with ASC 805 which is applicable to the Refinancing described in Note 1 – Basis of Presentation, we have revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationship with radio and television affiliates, or other distribution partners from which we obtain commercial airtime we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; real estate leases; and insertion order commitments from advertisers. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

As a result of the conditions described in Note 5 – Goodwill above, namely the weak third quarter and the likely continuation of the current economic conditions into the fourth quarter and the immediate future, we reduced our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted an impairment analysis of our indefinite and definite lived intangible assets. A fair value appraisal, using the discounted cash flow method, was conducted on our trademarks, our only indefinite lived intangible assets, and an impairment of $100 was recorded for the reduction in the value of the Metro Traffic trademark.

Based on a comparison of carrying values to undiscounted cash flows for our definite lived assets, we have concluded there was no impairment on our definitive lived assets.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

	Estimated Life	Successor Company		Predecessor Company
		Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Trademarks	Indefinite	$20,900	$20,900	$—	$—	$—
Affiliate Relationships	10 years	70,752	72,100	3,040	2,661	3,407
Internally Developed Software	5 years	5,270	5,600
Client Contracts	5 years	8,560	8,930
Leases	7 years	950	980
Insertion Orders	9 months	5,600	8,400

Opening Balance		112,032	116,910	3,040	2,661	3,407
Amortization Expense		5,413	10,291	184	231	551
Trademark Impairment		100	100

Ending Balance		$106,519	$106,519	$2,856	$2,430	$2,856

NOTE 7 – Acquisitions and Investments:

TrafficLand

On December 22, 2008, Metro Networks Communications, Inc. entered into a License and Services Agreement with TrafficLand (the “License Agreement”) which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (Metro’s parent), TLAC, Inc. (a wholly-owned subsidiary of Westwood formed for such purpose) and TrafficLand entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties have negotiated and placed in escrow. As a result of payments previously made under the License Agreement, we have the right to cause the Merger Agreement to be released from escrow at any time on or prior to December 1, 2009 (such date has been extended from the original date of March 31, 2009). The Merger Agreement, if released, would remain subject to closing conditions, including the consent of our lenders. Upon consummation of the closing of the merger, the License Agreement would terminate.

As TrafficLand qualifies as a variable interest entity, we have considered qualitative and quantitative factors to determine if we are the primary beneficiary pursuant to FIN 46(R) of this variable interest entity. In connection with the TrafficLand arrangement, as of September 30, 2009, we did not hold an equity interest or a debt interest in the variable interest entity, and we did not absorb a majority of the expected losses or residual returns. Therefore, we do not qualify as the primary beneficiary and, accordingly, we have not consolidated TrafficLand.

NOTE 8 – Debt:

On April 23, 2009, we completed the Refinancing of our outstanding long-term indebtedness and the recapitalization of our equity with our existing lenders and Gores (see Note 1 – Basis of Presentation) and entered into a Securities Purchase Agreement with: (1) holders of our Old Notes, (the two series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002) and (2) certain participating lenders under the Old Credit Agreement, dated as of March 3, 2004. Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the New Senior Notes which upon completion of the Refinancing was exchanged for $10,757 of the New Secured Notes. Gores currently holds $11,027

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

(including PIK interest) of the New Senior Notes shown in the line item Due to Gores on our balance sheet. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Senior Notes and the Old Credit Agreement, the debt holders collectively received in exchange for their then outstanding debt: (1) $117,500 of New Senior Notes; (2) 34,962 shares of Series B Preferred Stock and (3) a one-time cash payment of $25,000. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving line of credit (which includes a $1,500 letter of credit sub-facility that was increased to $2,000 as described below) on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), the obligations in respect of which are subordinated to obligations in respect of the New Senior Notes. As of September 30, 2009, we had borrowed the entire amount under the term loan but had not borrowed under the revolving line of credit.

Our present financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. As a result of our current financial position we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. In addition, we have implemented and continue to implement cost saving measures which include compensation reduction and furlough actions (aggregating 10 days of pay per each participating full-time employee) that we announced on September 29, 2009.

As of December 31, 2008, prior to the Refinancing our debt consisted of an unsecured, five-year $120,000 term loan and a five-year $75,000 revolving credit facility (collectively, the “Old Facility”). Interest on the facility was variable and payable at a maximum of the prime rate plus an applicable margin of up to 0.75% or LIBOR plus an applicable margin of up to 1.75%, at our option. The Old Facility contained covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. As a result of an amendment to our Old Facility in the first quarter of 2008, we provided security to our lenders (including holders of our Old Notes) on substantially all of our assets and amended our allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Old Facility.

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

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

The following table summarizes our debt:

	Successor Company September 30, 2009		Predecessor Company December 31, 2008
Revolving Credit Facility/Term Loan	$20,000	(1)	$41,000
4.64% Senior Notes due on November 30, 2009	—		51,475
15.0% Senior Secured Notes due on July 15, 2012 (2)	109,395		—
5.26% Senior Notes due on November 30, 2012	—		154,503
Due to Gores (2)	11,027		—
Deferred Derivative Gain	—		2,075

	$140,422		$249,053

(1)	Interest rate of 7.0% on Term Loan.
(2)	Includes 5.0% PIK interest which accrues on a quarterly basis

Our Senior Credit Facility and New Senior Notes require us to comply with certain financial and operational covenants. These covenants include, without limitation: restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions, and a maximum senior leverage ratio expressed as the principal amount of the New Senior Notes divided by our consolidated Adjusted EBITDA (defined as operating income (loss) from our Statement of Operations adjusted to exclude depreciation and amortization, stock-based stock compensation, special charges and goodwill impairment and certain other income and expense amounts). This financial covenant, prior to its being waived in October 2009 as described below, was to be measured every quarter beginning on December 31, 2009 on a trailing, four-quarter basis. The covenant is 6.25 to 1.0 on December 31, 2009 and declines on a quarterly basis thereafter, including to a 4.5 to 1.0 ratio on December 31, 2010 and a 3.5 to 1.0 ratio on December 31, 2011. Failure to comply with these covenants would result in a default under our Senior Credit Facility and New Senior Notes.

On October 14, 2009, we entered into separate agreements with the holders of our New Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the New Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we have agreed to pay down our New Senior Notes by using the gross proceeds of the anticipated equity offering and additional cash on hand, if necessary by: (i) $15,000 if the gross proceeds of an anticipated equity offering are less than $40,000 and (ii) $20,000 (or more at our sole discretion) if the gross proceeds of the offering are equal to or greater than $40,000. If neither an offering of capital stock nor the proposed sale-leaseback of our Culver City properties occurs on or prior to March 31, 2010, we have agreed to pay down $3,500 of our New Senior Notes. Any such prepayments would be deemed optional prepayments under the Securities Purchase Agreement and made within 5 business days of the date the offering is consummated or April 7, 2010 in the event no offering or sale-leaseback was consummated. The amendments also included consents by holders of the New Senior Notes and Wells Fargo Foothill regarding the potential Culver City sale-leaseback and in the case of the amendment to the Senior Credit Facility, an increase in the letters of credit sublimit from $1,500 to $2,000.

Gores, our ultimate parent company as a result of the Refinancing, currently holds $11,027 (including PIK interest ) of our New Senior Notes because it purchased debt from certain of our former debt holders who did not wish to participate in the issuance of the New Senior Notes in connection with our Refinancing. The debt is classified as Due to Gores on our balance sheet.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

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

Our weighted average interest rate is as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Weighted Average Interest Rate	11.0%	13.0%	5.4%	6.6%	5.1%

NOTE 9 – Fair Value Measurements:

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings and interest rate contracts. At September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. At September 30, 2009 the estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. In 2008, the estimated fair values of the borrowings were valued based on the then current agreement in principle related to the Refinancing:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings (Short and Long Term)	140,422	135,500	249,053	158,100
Series A Preferred Stock	—	—	75,000	50,000

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standard Codification (“ASC 820”) establishes a common definition of fair value to be applied to U.S. generally accepted accounting principles (“GAAP”) which requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007.

There was no change recorded in our opening balance of Retained Earnings as of January 1, 2009 as we did not have any financial instruments requiring retroactive application per the provisions of ASC 820.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Fair Value Hierarchy

ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Investments	726	—	—

Total	$726	$—	$—

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. Assets measured at fair value on a nonrecurring basis are as follows:

Items Measured at Fair Value on a Non-Recurring Basis

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Other Long-term Assets:
Trademarks	—	—	20,800
Goodwill	—	—	35,752

Total	$—	$—	$56,552

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

We recorded a $100 charge for the write-down of our trademark in the Metro Traffic segment based on an appraisal performed at September 30, 2009 (see Note 6 – Intangibles). The charge is included in Goodwill and Intangible Impairment in our consolidated statements of operations for the periods ended September 30, 2009. In addition, during the periods ended September 30, 2009, we recorded a goodwill impairment charge of $50,401 (see Note 5 – Goodwill).

NOTE 10 – Shareholders’ Equity and Preferred Stock:

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

On July 9, 2009, Gores converted 3.5 shares of Series A-1 Preferred Stock into 103,513 shares of common stock (without taking into account the reverse stock split). Also on July 9, 2009, pursuant to the terms of our Certificate of Incorporation, the 292 outstanding shares of our Class B stock were automatically converted into 292 shares of common stock (without taking into account the reverse stock split) because as a result of such conversion by Gores, the voting power of the Class B stock, as a group, fell below ten percent of the aggregate voting power of issued and outstanding shares of common stock and Class B stock.

On August 3, 2009 at a special meeting of stockholders, certain amendments to our Charter were approved by our stockholders. Such amendments consist of an increase in the number of authorized shares of our common stock from 300,000 to 5,000,000 and a two hundred to one (200:1) reverse stock split which was approved and effective on August 3, 2009. Accordingly, the reverse stock split is reflected retrospectively in EPS for all periods presented herein. As contemplated by the terms of our Refinancing, the 71.5 outstanding shares of Series A-1 Preferred Stock and the 60.0 outstanding shares of Series B Preferred Stock converted into 3,856,184 shares of our common stock, in the aggregate, pursuant to the terms of the Certifications of Designation for the Series A-1 Preferred Stock and Series B Preferred Stock.

In accordance with Distinguishing Liabilities from Equity of the FASB Accounting Standards Codification (“ASC 480”), the Series A Preferred Stock is required to be classified as mezzanine equity because a change on control of the Company could occur without our approval. Accordingly, the redemption of the Series A Preferred Stock is not solely under our control. When the Series A Preferred Stock was outstanding, we determined that such redemption was probable and, accordingly, accreted up to the redemption value of the Series A Preferred Stock.

In accordance with ASC 480, the Series A-1 Preferred Stock and Series B Preferred Stock is also required to be classified as mezzanine equity because the redemption of these instruments is outside our control.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

We have recorded the Preferred Stock at fair value as of the date of issuance and have subsequently accreted changes in the redemption value from the date of issuance to the earliest redemption date using the interest method.

In connection with the Refinancing and the issuance of the preferred shares, we had determined that the preferred shares contained a beneficial conversion feature (“BCF”), that was partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF had been recognized at issuance and was being amortized using the effective yield method over the period until conversion. The total BCF, which was limited to the carrying value of the preferred stock, was $76,455 prior to conversion and upon conversion resulted in, among other effects, a deemed dividend that is included in the earnings per share calculation.

On March 16, 2009, we were delisted from the NYSE and since that date have traded over-the-counter on the OTC Bulletin Board. On August 5, 2009, our ticker symbol changed to WWOZ.OB in connection with our reverse stock split. In October 2009 we applied to list our common stock on the NASDAQ Global Market under the symbol “WWON”.

NOTE 11 – Equity-Based Compensation:

Equity Compensation Activity

We awarded three hundred and seventy five shares of common stock to certain employees in the period from January 1, 2009 to April 23, 2009. The awards have restriction periods tied solely to employment and vest over three years. The cost of common stock awards, which is determined to be the fair market value of the shares on the date of grant, net of estimated forfeitures, is expensed ratably over the related vesting period.

Our common stock activity is as follows:

		Shares	Weighted Average Price
Predecessor Company
Unvested	December 31, 2008	35.1	$1,516.40
Granted	January 1, 2009 to April 23, 2009	0.4	12.00
Forfeited	January 1, 2009 to April 23, 2009	(3.3)	1,859.84

Unvested	April 23, 2009	32.2	$1,463.18

Successor Company
Unvested	April 23, 2009	32.1	$1,463.18
Granted	April 24, 2009 to June 30, 2009	—	—
Forfeited	April 24, 2009 to June 30, 2009	(1.2)	678.66

Unvested	June 30, 2009	30.9	1,494.00
Granted	July 1, 2009 to September 30, 2009	—	—
Forfeited	July 1, 2009 to September 30, 2009	(2.4)	2,949.48

Unvested	September 30, 2009	28.5	$1,369.65

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Stock based compensation expense is recorded as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to Ápril 23, 2009	Nine Months Ended September 30, 2008
Operating Costs	$995	$1,727	$1,245	$1,136	$3,616
General and Administrative Expense	537	657	540	974	624

Total Stock Compensation Expense	$1,532	$2,384	$1,785	$2,110	$4,240

Common equivalent shares outstanding are as follows:

	Successor Company	Predecessor Company
	September 30, 2009	December 31, 2008
Options	29.0	35.0
Restricted Stock	1.0	2.0
Restricted Stock Units	—	6.0
Warrants	—	50.0

	30.0	93.0

The per share exercise price of the options outstanding were $10.00 – $7,668 at September 30, 2009 and December 31, 2008, respectively.

On April 23, 2009, pursuant to a board of directors resolution, equity compensation awarded to directors who resigned in connection with the terms of the Refinancing accelerated and vested in full. In connection with this acceleration, we recorded stock-based compensation expense of $514.

On June 19, 2008, warrants to purchase up to 50 shares were issued to Gores. The per share prices of the Gores warrants were $1,000 – $1,400. Effective August 3, 2009, when the Charter Amendments were approved, these warrants were cancelled.

NOTE 12 – Other Expense/(Income):

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Other Expense (Income)	$70	$66	$(12,453)	$(359)	$(12,538)

For the three and nine months ended September 30, 2008, we recorded a $12,420 gain for the sale of a marketable investment.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

NOTE 13 – Comprehensive Income (Loss):

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for realized and unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Net (loss) Income	$(53,549)	$(59,735)	$(10)	$(18,961)	$(205,091)
Unrealized gain (loss) on marketable securities, net of income taxes	57	(38)	(524)	219	2,071
Adjustment for gains included in net income, net of income taxes	—	—	(7,557)	—	(7,557)

Comprehensive (loss) Income	$(53,492)	$(59,773)	$(8,091)	$(18,742)	$(210,577)

NOTE 14 – Income Taxes:

We use the asset and liability method of financial accounting and reporting for income taxes as required be the Income Taxes Topic of the FASB Accounting Standards Codification (“ASC 740”). Under ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

We classified interest expense and penalties related to unrecognized tax benefits as income tax expense in accordance with ASC 740 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded for the nine months ended September 30, 2009 or 2008. We will continue to assess the need for a valuation allowance at each future reporting period.

With respect to all tax years open to examination by U.S. federal and various state and local tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $2,800 and $5,400 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

As part of our compliance with acquisition accounting, which we began following as of April 24, 2009, we have recorded a deferred tax liability which represents the fair value adjustment for book purposes of intangibles as well as plant, property and equipment.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

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

NOTE 15 – Restructuring Charges:

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

The Metro re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009 we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro re-engineering and other cost reduction initiatives, we recorded $14,100 and $6,802 of restructuring charges in the second half of 2008 and in the nine months ended September 30, 2009, respectively. The total accumulated charges are $20,902, and the balance at September 30, 2009 is $7,723. We estimate we will record, in the aggregate, restructuring charges of approximately $27,100, consisting of: (1) $11,600 of severance, relocation and other employee related costs; (2) $8,900 of facility consolidation and related costs; and (3) $6,600 of contract termination costs.

The restructuring activity follows:

	Severance Termination Costs	Facilities Consolidation Related Costs	Contract Termination Costs	Total
Acitivty Thru December 31, 2008
Charges	$6,765	$831	$6,504	$14,100
Payments	(3,487)	(41)	(1,108)	(4,636)
Non-Cash utilization	(80)		(1,600)	(1,680)

Balance at December 31, 2008	3,198	790	3,796	7,784
Charges from January 1, to March 31, 2009	1,658	1,782	—	3,440
Charges from April 1, to April 23, 2009	—	536	—	536
Charges from April 24, to June 30, 2009	372	1,082	—	1,454
Charges from July 1, to September 30, 2009	591	631	150	1,372
Payments	(3,937)	(571)	(1,400)	(5,908)
Non-Cash utilization	—	—	—	—

Balance at September 30, 2009	$1,882	$4,250	$2,546	$8,678

Accumulated Charges	$9,386	$4,862	$6,654	$20,902
Accumulated Payments	(7,424)	(612)	(2,508)	(10,544)
Accumulated Non-Cash utilization	(80)	—	(1,600)	(1,680)

Balance at September 30, 2009	$1,882	$4,250	$2,546	$8,678

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Restructuring charges have been recorded in accordance the Costs Associated with Exit or Disposal Activities Topic of the FASB Accounting Standards Codification (“ASC 420”), the Compensation-Nonretirement Post Employment Benefits Topic of the FASB Accounting Standards Codification (“ASC 712”) and the Compensation-Retirements Benefits Topic of the FASB Accounting Standards Codification (“ASC 715”). We account for one-time termination benefits, contract terminations, asset write-offs and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan.

We made certain estimates in determining the restructuring charges indicated above. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations and, if appropriate, record changes to these obligations based on management’s most current estimates.

NOTE 16 – Special Charges:

The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Professional fees related to the new CBS arrangement	$—	$—	$164	$—	$3,530
Closing payment to CBS related to cancelling the previous CBS agreement	—		—	—	5,000
Regionalization costs	159	231	—	120	—
Consulting fees	—	—	535	—	1,226
Fees related to the Refinancing	661	957	—	12,699	—

	$820	$1,188	$699	$12,819	$9,756

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

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

In the 23-day period ended April 23, 2009, we determined that we had incorrectly recorded a charge to special charges for insurance expense of $261 which should have been amortized and expensed through April 2010 and accordingly reduced the 23-day period’s expense by $261. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements. As a result, we have not restated any prior period amounts.

NOTE 17 – Segment Information:

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

Our Network business produces and distributes regularly scheduled and special syndicated programs, including exclusive special events, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features.

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Our Metro Traffic business provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites.

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2009	For the Period April 24, 2009 to September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to April 23, 2009	Nine Months Ended September 30, 2008
Net Revenue
Network	$40,447	$67,799	$48,137	$63,996	$154,490
Metro/Traffic	38,027	68,719	48,162	47,479	148,808

Total Net Revenue	$78,474	$136,518	$96,299	$111,474	$303,298

Segment Operating (Loss) Income
Network	$(1,518)	$(1,160)	$2,845	$(3,818)	$14,967
Metro/Traffic	(5,226)	(7,848)	6,220	(2,093)	19,642

Total Segment Operating (Loss) Income	$(6,744)	$(9,008)	$9,065	$(5,911)	$34,609
Corporate Expenses	(698)	(759)	(5,323)	(1,027)	(14,366)
Restructuring and Special Charges	(2,192)	(4,014)	(11,297)	(16,795)	(20,354)
Goodwill/Intangible Impairment	(50,501)	(50,501)	—	—	(206,053)

Operating (Loss) Income	$(60,135)	$(64,282)	$(7,555)	$(23,733)	$(206,164)
Interest Expense (Income)	4,925	9,618	3,758	3,222	13,509
Other Expense (Income)	70	66	12,453	359	12,538

(Loss) Income Before Income Taxes	$(65,130)	$(73,966)	$1,140	$(26,596)	$(207,135)

Depreciation and Amortization
Network	$2,621	$4,103	$821	$1,096	$2,411
Metro/Traffic	5,437	9,794	1,538	1,480	4,714
Corporate	6	12	7	9	1,638

Total Depreciation and Amortization	$8,064	$13,909	$2,366	$2,585	$8,763

Capital Expenditures
Network	$268	$1,262	$38	$506	$5,512
Metro/Traffic	540	1,093	102	879	605
Corporate	—	—	4	—	105

Total Capital Expenditures	$808	$2,355	$144	$1,385	$6,222

	Successor Company	Predecessor Company
	September 30, 2009	December 31, 2008
Assets
Network	$124,736	$92,109
Metro/Traffic	147,102	80,079
Corporate	14,582	32,900

Total Assets	$286,420	$205,088

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

NOTE 18 – Subsequent Events:

On October 14, 2009, we entered into separate agreements with the holders of our New Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the New Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we have agreed to pay down our New Senior Notes by using the gross proceeds of the offering and additional cash on hand, if necessary by: (i) $15,000 if the gross proceeds of the offering are less than $40,000 and (ii) $20,000 (or more at our sole discretion) if the gross proceeds of the offering are equal to or greater than $40,000. If neither an offering of capital stock nor the proposed sale-leaseback of our Culver City properties occurs on or prior to March 31, 2010, we have agreed to pay down $3,500 of our New Senior Notes. Any such prepayments would be deemed optional prepayments under the Securities Purchase Agreement and made within 5 business days of the date the offering is consummated or April 7, 2010 in the event no offering or sale-leaseback was consummated. The amendments also included consents by holders of the New Senior Notes and Wells Fargo Foothill regarding the potential Culver City sale-leaseback and in the case of the amendment to the Senior Credit Facility, an increase in the letters of credit sublimit from $1,500 to $2,000.

We own three buildings in Culver City, California: (1) a 15,000 square-foot building, which contains administrative, sales and marketing; (2) a 10,000 square-foot building, which contains our two traffic and news reporting divisions, Metro Networks and Shadow Broadcast Services; and (3) a 8,000 squarefoot building, which contains our production facilities. We currently anticipate that we will enter into a ten-year sale-leaseback of the Culver City properties, however, no assurance can be given that such sale-leaseback will be consummated.

For the interim financial period ended September 30, 2009, subsequent events were evaluated through the date of this filing, the date the financial statements were issued.

NOTE 19 – Recent Accounting Pronouncements:

In June 2009, the FASB issued Accounting Standards Codification 105 – Generally Accepted Accounting Principles (“ASC 105”) (Prior authoritative literature SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”). ASC 105 establishes the “FASB Accounting Standard Codification” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued Accounting Standards Codification 855 – Subsequent Events (“ASC 855”) (Prior authoritative literature SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim and annual financial periods ending after June 15, 2009. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations. For the interim financial period ended September 30, 2009, subsequent events were evaluated through the date the financial statements were issued.

In April 2009, the FASB issued Accounting Standards Codification 825 – Financial Instruments (“ASC 825”) (Prior authoritative literature FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosure in summarized financial information at interim reporting periods about the fair value of financial instruments of publicly traded companies as well as in annual financial statements. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements of ASC 825 effective with our second quarter ended June 30, 2009. ASC 825 did not have an impact on the determination or reporting of our financial results.

In March 2009, the FASB issued Accounting Standards Codification 805 – Business Combinations (“ASC 805”) (Prior authoritative literature FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination and SFAS No. 141 (revised 2007), Business Combinations), which gives guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was adopted by us on January 1, 2009. The adoption of ASC 805 impacted the accounting for our Refinancing (See Note1 – Basis of Presentation).

In November 2008, the FASB issued Accounting Standards Codification 323 – Investments-Equity Method and Joint Ventures (“ASC 323”) (Prior authoritative literature EITF No. 08-6, Equity Method Investment Accounting Considerations), which is effective for us January 1, 2009. ASC 323 addresses the impact that ASC 805 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In March 2008, the FASB issued Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”) (Prior authoritative literature SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). ASC 815 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. ASC 815 was effective for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued Accounting Standards Codification 810 – Consolidation (“ASC 810”) (Prior authoritative literature SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). ASC 810 establishes requirements for ownership interests in subsidiaries held by parties other than the parent

WESTWOOD ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

(sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except per share amounts)

EXECUTIVE OVERVIEW

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K as filed on August 26, 2009.

Westwood One is a provider of programming, information services and other content to the radio, TV and digital sectors. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events, in addition to local news, sports, weather, video news and other information programming. We deliver our content to approximately 5,000 radio and 170 television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers.

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

In the third quarter of 2008, we announced a plan to restructure the traffic operations of the Metro Traffic business (commonly referred to by us as the Metro re-engineering) and to implement other cost reductions. The re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent. Management has also implemented additional cost reduction initiatives in the first half of 2009 including reductions in Network programming costs, labor expense, station compensation and other operating costs, to help improve our operating and financial performance and help establish a foundation for potential profitable long-term growth. We have recognized $42,000 of savings from both the Metro re-engineering and additional cost reduction initiatives undertaken by us through the end of the third quarter of 2009 of which $5,500 was recognized during 2008. We anticipate that the total annual savings in 2009 (from the start of the Metro re-engineering and other cost reductions in the third quarter of 2008) will be in the $53,000 to $61,000 range and additional savings in 2010 will be approximately $2,000, as additional phases of the Metro re-engineering and cost-reduction programs are implemented. These anticipated savings are comprised of labor savings, lower programming costs and reductions in aviation expense, station compensation and savings from consolidation of office leases. Many of the initiatives were instituted as of June 30, 2009.

These savings will be offset somewhat by specific strategic investment areas, including: strengthening the Company’s sales force in both the Network and Metro Traffic businesses, investments in new programming, investments in the digital area, improvements in systems infrastructure, TV inventory outlays, incremental costs related to our TrafficLand license agreement, and expenses under the Company’s distribution arrangement with CBS Radio, which partly results from increased clearance levels by CBS Radio.

In connection with the Metro re-engineering and the cost reduction initiatives, we recorded $14,100 and $6,802 of restructuring charges in the second half of 2008 and for the nine months ended September 30, 2009, respectively. In connection with the foregoing, we estimate we will record, in the aggregate, restructuring charges of approximately $27,100, consisting of: (1) $11,600 of severance, relocation and other employee related costs; (2) $8,900 of facility consolidation and related costs; and (3) $6,600 of contract termination costs.

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

Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such factors contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS limits the impact of these circumstances in most instances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. At this point, we believe that over time we will be able to increase prices for this larger audience; however, if we cannot, the higher costs recently incurred by us, without offsetting revenue gains, may continue to be a contributing factor to our decline in operating income.

As a result of the Charter Amendments approved on August 3, 2009, CBS Radio which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. As a result of this change in ownership and the fact that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio to be a related party effective as of August 3, 2009 and are no longer recording payments to CBS as related party expenses or amounts due to related parties effective August 3, 2009.

As previously disclosed on July 9, 2009, Gores converted 3.5 shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock. Such conversion triggered the conversion of 292 shares of Class B Common into 292 shares of common stock pursuant to the terms of our Charter.

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

References are made in this report to a potential offering by us. On June 22, 2009, we filed a Registration Statement on Form S-1 with the SEC for an offering of our common stock in an amount of up to $50,000. We amended the S-1 on August 24, 2009, October 16, 2009, October 30, 2009 and November 4, 2009, respectively.

There can be no assurance that such offering will occur on the terms described or at all. During this year, we have identified certain immaterial errors in our financial statements, which we corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the period ended September 30, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and accordingly we have not restated any prior period financial statements. In an ongoing effort to improve our control environment, we have made further enhancements to our financial reporting personnel subsequent to September 30, 2009 and intend to continue to evaluate our internal controls during the fourth quarter and make further improvements as necessary.

As a result of the Refinancing we followed the acquisition method of accounting, as described by ASC 805, and applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled predecessor company, while such records subsequent to the Refinancing are labeled successor company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled predecessor company and successor company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable. For management purposes we continue to measure our performance against comparable prior periods.

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

Combined Results for the Nine Months Ended September 30, 2009

	Successor Company	Predecessor Company	Combined Total
	For the Period April 24, 2009 to September 30, 2009	For the Period January 1, 2009 to April 23, 2009	For the Nine months ended September 30, 2009
NET REVENUE	$136,518	$111,474	$247,992

Operating Costs	127,039	111,580	238,619
Depreciation and Amortization	13,909	2,585	16,494
Corporate General and Administrative Expenses	5,337	4,248	9,585
Goodwill Impairment	50,501	—	50,501
Restructuring Charges	2,826	3,976	6,802
Special Charges	1,188	12,819	14,007

	200,800	135,208	336,008

OPERATING (LOSS)	(64,282)	(23,734)	(88,016)
Interest Expense (Income)	9,618	3,222	12,840
Other Income	66	(359)	(293)

(LOSS) BEFORE INCOME TAX	(73,866)	(26,596)	(100,562)
INCOME TAX (BENEFIT)	(14,231)	(7,635)	(21,866)

NET (LOSS)	$(59,735)	$(18,961)	$(78,696)

Results of Operations

We established a new organizational structure in 2008 pursuant to which we manage and report our business in two operating segments: Network and Metro Traffic. Our Network business produces and distributes regularly scheduled and special syndicated programs, including exclusive special events, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features. Our Metro Traffic business provides traffic reports and local news, weather and sports information programming to radio and television affiliates and their websites. We evaluate segment performance based on segment revenue and segment operating (loss)/income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. Operating costs are captured discretely within each segment. Our accounts receivable and property, plant and equipment are captured and reported discretely within each operating segment.

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Revenue

Revenue presented by operating segment is as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	$	% of Total	$	% of Total
Metro/Traffic	$38,027	48%	$48,162	50%
Network	40,447	52%	48,137	50%

Total	$78,474	100%	$96,299	100%

For the three months ended September 30, 2009, revenue decreased $17,825, or 18.5%, to $78,474 compared with $96,299 for the three months ended September 30, 2008. The overall decline in revenue is principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending

Metro Traffic revenue for the three months ended September 30, 2009 decreased $10,135, or 21.0%, to $38,027 from $48,162 for the same period in 2008. The decrease in Metro Traffic revenue was principally related to a weak local advertising marketplace spanning various sectors and categories including retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. Additionally, the television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders.

For the three months ended September 30, 2009, Network revenue was $40,447 compared to $48,137 for the comparable period in 2008, a decrease of 16.0%, or $7,690. The decline is primarily the result of the general decline in advertising spending which affected our Network revenue from news and talk programs and sports events, our cancellation of certain programs, and lower revenues from our RADAR network inventory.

Operating Costs

Operating costs for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	$	% of Total	$	% of Total
Payroll and payroll related	$20,453	27%	$25,205	29%
Programming and production	16,139	22%	21,380	25%
Program and operating	6,901	9%	3,333	4%
Station compensation	18,072	24%	20,168	23%
Other operating expenses	13,357	17%	16,055	19%

	$74,922	100%	$86,142	100%

Operating costs decreased $11,220, or 13.0%, to $74,922 in the third quarter of 2009 from $86,142 in the third quarter of 2008. The decrease reflects the benefit of the Metro re-engineering and cost reduction programs which began in the last half of 2008 and continued through the third quarter of 2009. Payroll and payroll related costs declined $4,752 or 18.9% as a result of the salary and headcount reductions, partially offset by an increase in commission rates implemented to incentivize sales growth. Programming and production costs decreased by $5,241 from $21,380 to $16,139 due to lower talent fees and reduced revenue sharing expense as a result of our lower revenue. Program and operating costs increased to $6,901 from $3,333 reflecting increased purchases of television and other inventory and expenses related to our License Agreement with TrafficLand. Station compensation expense decreased by $2,096, primarily due to the renegotiation and cancellation of certain affiliate arrangements Other operating expenses declined from $16,055 to $13,357 again reflecting the benefit of the Metro re-engineering program, primarily related to facilities, aviation, telephony and other costs.

Depreciation and Amortization

Depreciation and amortization increased $5,698 to $8,064 in the third quarter of 2009 from $2,366 in the third quarter of 2008. The increase is primarily attributable to the increase in amortization for the fair value of intangibles recorded as a result of the application of acquisition accounting and by increased depreciation and amortization for additional investments in systems and infrastructure, partially offset by decreased depreciation for leasehold improvements from the closure and consolidation of facilities in connection with our Metro re-engineering that began in the last half of 2008.

Corporate General and Administrative Expenses

Corporate, general and administrative expenses decreased by $1,119 to $2,930 for the three months ended September 30, 2009 as compared to $4,049 for the same period in 2008. The decrease is principally due to labor cost reductions as well as decreases in non-labor expenses such as stock compensation, shareholder relations and consulting fees.

Goodwill Impairment

During the third quarter of 2009 we incurred a goodwill impairment charge in our Metro/Traffic segment of $50,401 as a result of a continued decline in our operating performance.

Restructuring Charges

During the three months ended September 30, 2009, we recorded a $1,372 restructuring charge in connection with the re-engineering of our Metro Traffic operations that commenced in the last half of 2008 and has continued into 2009, and the new cost reduction initiatives undertaken in the first half of 2009. Facilities shutdown expense of $631 and severance costs of $591 were the major components of the restructuring charge.

Special Charges

We incurred non-recurring expenses aggregating $820 and $699 in the third quarter of 2009 and 2008, respectively. Special charges in the third quarter of 2009 include expenses primarily related to consulting fees for our financial advisors and other professional fees. Special charges consisted primarily of costs related to the negotiation and closing of documentation related to the issuance of Series A Preferred Stock to Gores in June 2008.

Operating (Loss)

The operating (loss) for the three months ended September 30, 2009 increased to $(60,135) from $(7,555) for the same period in 2008. The increased loss is due to the goodwill impairment of $50,401 recorded in the third quarter of 2009. The decline in operating income between the third quarter of 2008 and the operating loss for the third quarter of 2009, absent the goodwill impairment charge, is primarily attributable to the decline in our revenue, which was impacted by the current economic downturn and related weakness in the advertising market. The decline in revenue was partially offset by the re-alignment of our cost base, net of restructuring charges, as part of our Metro Traffic re-engineering and other cost reduction initiatives.

Interest Expense

Interest expense increased $1,167, or 31.1%, to $4,925 in the third quarter of 2009 from $3,758 in the third quarter of 2008. The increase reflects the higher interest rate on the debt from our Refinancing.

Other (Income) Expense

Other Income decreased $12,523 to an expense of $70 in the third quarter of 2009 from income of $12,453 in the third quarter of 2008. The decrease reflects the absence of a gain on the sale of a marketable investment recorded in 2008,

Provision for Income Taxes

Income tax benefit in the third quarter of 2009 was $11,581 compared with tax expense of $1,150 in the third quarter of 2008. Our effective tax rate for the quarter ended September 30, 2009 was approximately 17.8% as compared to the 38.5% (excluding the impact of our goodwill impairment) for the same period in 2008, due to the non-deductibility of certain costs incurred related to our Refinancing.

Net (Loss)

Net (loss) for the third quarter of 2009 increased to $(53,549) from net loss of $(10) largely due to the goodwill impairment.

Combined Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Revenue

Revenue presented by operating segment is as follows:

	Nine Months Ended
	September 30, 2009		September 30, 2008
	$	% of Total	$	% of Total
Metro/Traffic	$116,198	47%	$148,808	49%
Network	131,794	53%	154,490	51%

Total	$247,992	100%	$303,298	100%

For the nine months ended September 30, 2009, revenue decreased $55,306 or 18.2%, to $247,992 compared with $303,298 for the nine months ended September 30, 2008. The overall decline in revenue is principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending, which started to contract in the second half of 2008 and has continued in 2009.

Metro Traffic revenue for the nine months ended September 30, 2009 decreased $32,610 or 21.9% to $116,198 from $148,808 for the same period in 2008. The decrease in Metro Traffic revenue was principally related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. Additionally, the television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders.

For the nine months ended September 30, 2009, Network revenue was $131,794 compared to $154,490 for the comparable period in 2008, a decrease of 14.7% or $22,696. The decline is primarily the result of the general decline in advertising spending which affected our Network revenue from news and talk programs and sports events, the cancellation of certain programs and lower revenues from our RADAR network inventory.

Operating Costs

Operating costs for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30, 2009		September 30, 2008
	$	% of Total	$	% of Total
Payroll and payroll related	$62,956	26%	$76,972	29%
Programming and production	59,338	25%	68,534	26%
Program and operating	18,186	8%	11,616	4%
Station compensation	56,175	24%	60,054	23%
Other operating expenses	41,964	18%	48,606	18%

	$238,619	100%	$265,782	100%

Operating costs decreased $27,163, or 10.2%, to $238,619 for the nine months ended September 30, 2009 from $265,782 for the nine months ended September 30, 2008. The decrease reflects the benefit of the re-engineering and cost reduction programs which began in the last half of 2008. Payroll and payroll related costs declined $14,016, or 18.2%, as a result of the reduction in salaries and headcount, partially offset by an increase in commission rates implemented to incentivize sales growth. Programming and production costs decreased by $9,196 to $59,338 from $68,534 for the nine months ended September 30, 2009 due to lower talent fees and reduced revenue sharing expense as a result of our lower revenue. Program and operating costs increased to $18,186 from $11,616, reflecting increased purchases of television and other inventory and expenses related to our License Agreement with TrafficLand. Station compensation expense decreased to $56,175 from $60,054, reflecting the renegotiation and cancellation of certain affiliate arrangements. Other operating expenses declined by $6,642, or 13.7%, again reflecting the benefit of the Metro Traffic re-engineering program primarily related to facilities, aviation, telephony and other costs.

Depreciation and Amortization

Depreciation and amortization increased $7,731 or 88.2%, to $16,494 for the nine months ended September 30, 2009 from $8,763 for the nine months ended September 30, 2008. The increase is primarily attributable to the increase in amortization for the fair value of intangibles recorded as a result of the application of acquisition accounting and by increased depreciation and amortization for additional investments in systems and infrastructure. This was partially offset by a decrease in warrant amortization expense as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio and decreased depreciation for leasehold improvements from the closure and consolidation of facilities.

Corporate General and Administrative Expenses

Corporate, general and administrative expenses increased $1,075 to $9,585 for the nine months ended September 30, 2009 as compared to $8,510 for the same period in 2008. The increase is principally due to increased accounting and auditing fees associated with the additional reporting required by acquisition accounting, which increased by $819, and the increased stock compensation expense of $1,007, which reflects a credit taken in 2008 for the reversal of compensation cost associated with the cancellation of unvested options. Corporate, general and administrative expenses are expected to return to more normal levels once the accounting work in support of the acquisition accounting and a potential stock offering are completed

Goodwill Impairment

We incurred a goodwill impairment charge of $50,401 for the nine months ended September 30, 2009. During the first nine months of 2008, we incurred a goodwill impairment charge of $206,053 as a result of a continued decline in our operating performance and stock price in that period.

Restructuring Charges

During the nine months ended September 30, 2009, we recorded $6,802 of restructuring charges in connection with the re-engineering of our Metro Traffic operations that commenced in the last half of 2008 and has continued into 2009, and the new cost reduction initiatives undertaken in the first half of 2009. The major components of these charges included severance of $2,621 and facilities closure expense of $4,031.

Special Charges

We incurred non-recurring expenses aggregating $14,007, and $9,756 for the nine months ended September 30, 2009 and 2008, respectively. Special charges in the third quarter of 2009 related to the Refinancing include transaction fees and expenses related to negotiation of the definitive documentation for the Refinancing, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g. Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. Special charges in the third quarter of 2008 consisted of $5,000 of contract termination costs and $4,756 of associated legal and professional fees incurred in connection with the new CBS arrangement.

Operating (Loss)

The operating (loss) for the nine months ended September 30, 2009 decreased to $(88,016) from $(206,164) for the same period in 2008. The decreased loss is due to the higher goodwill impairment of $206,053 recorded in the second quarter of 2008 versus the goodwill impairment charge of $50,401 in the third quarter of 2009. Excluding the impairment charge, operating (loss) for the nine months ended September 30, 2009 and 2008, respectively, would have been $(37,615) and $(111), respectively. The decline in operating income between the nine months ended September 30, 2008, absent the goodwill impairment charge, and the operating loss for the comparable period of 2009, is primarily related to a weak advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. The decline in revenue was partially offset by the realignment of our cost base, net of restructuring charges, as part of our Metro re-engineering and other reduction initiatives.

Interest Expense

Interest expense decreased $669, or 5.2%, to $12,840 for the nine months ended September 30, 2009 from $13,509 in the comparable period. The decrease reflects the lower average debt levels during 2009 as a result of our April 23, 2009 Refinancing, partially offset by the higher average interest rates on the New Senior Notes and Senior Credit Facility. As a result of our Refinancing transactions, the interest payments on our debt on an annualized basis; (i.e.from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) will increase The decrease also reflects a one-time reversal of interest expense from the settlement of an amount owed to a former employee of $754.

Other (Income) Expense

Other Income decreased $12,523 to income of $293 for the nine months ended September 30, 2009 from income of $12,538 for the comparable period of 2008. The decrease reflects the absence of a gain on the sale of a marketable investment recorded in 2008,

Provision for Income Taxes

Income tax benefit in the first nine months of 2009 was $21,866 compared with a tax benefit of $2,044 for the first nine months of 2008. Our effective tax for the nine months ended September 30, 2009 was approximately 21.7% as compared to the 38.5% (excluding the impact of goodwill impairment) for the same period in 2008.

Net (Loss) Income

Net (loss) in the first nine months of 2009 decreased to $(78,696) from a net (loss) of $(205,091) in the first nine months of 2009.

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

On October 14, 2009, we entered into separate agreements with the holders of our New Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the New Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we have agreed to pay down our New Senior Notes by using the gross proceeds of the offering and additional cash on hand, if necessary by: (i) $15,000 if the gross proceeds of the offering are less than $40,000 and (ii) $20,000 (or more at our sole discretion) if the gross proceeds of the offering are equal to or greater than $40,000. If neither an offering of capital stock nor the proposed sale-leaseback of our Culver City properties occurs on or prior to March 31, 2010, we have agreed to pay down $3,500 of our New Senior Notes. Any such prepayments would be deemed optional prepayments under the Securities Purchase Agreement and made within 5 business days of the date the offering is consummated or April 7, 2010 in the event no offering or sale-leaseback was consummated. The amendments also included consents by holders of the New Senior Notes and Wells Fargo Foothill regarding the potential Culver City sale-leaseback and in the case of the amendment to the Senior Credit Facility, an increase in the letters of credit sublimit from $1,500 to $2,000. We believe that our sources of liquidity are adequate to fund ongoing operating requirements in the next twelve months.

Existing Indebtedness

Effective April 23, 2009, we have: $117,500 of new senior secured notes maturing July 15, 2012 (the “New Senior Notes”); a $20,000 unsecured, non-amortizing term loan and a $15,000 revolving line of credit (which includes a $1,500 letter of credit sub-facility) on a senior unsecured basis (the foregoing, the “Senior Credit Facility”). The term loan and revolver mature on July 15, 2012 and are guaranteed by our domestic subsidiaries (the “Guarantors”) and Gores. We borrowed the entire amount of the term loan on the Closing Date and did not make any borrowings of revolving loans. The New Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% in-kind (PIK interest). The PIK interest is added to principal quarterly but is not payable until maturity. The New Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the New Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the New Senior Notes). The New Senior Notes are guaranteed by the Guarantors and are secured by a first priority lien on substantially all of our assets.

Loans under our existing Credit Agreement (related to the Senior Credit Facility) bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).

Both the Securities Purchase Agreement (governing the New Senior Notes) and Credit Agreement (governing the new term loan and revolver which collectively comprise the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs . Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the New Senior Notes over our consolidated Adjusted EBITDA). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement. We currently believe, based on our latest forecast, that we will be in compliance with our amended debt covenants for the next 12 months. A wide range of factors could materially affect future developments and performance and would cause us to be unable to meet our debt covenants. Such factors and others are discussed in greater detail in the risks factors associated with our business.

Our present financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. As a result of our current financial position we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. In addition, we have implemented and continue to implement cost saving measures which include compensation reduction and furlough actions (aggregating 10 days of pay per each participating full-time employee) that we announced on September 29, 2009.

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

Prior to April 23, 2009, we also had $200,000 in Senior Notes which we issued on December 3, 2002, which consisted of: 5.26% Senior Notes due November 30, 2012 (in an aggregate principal amount of $150,000) and 4.64% Senior Notes due November 30, 2009 (in an aggregate principal amount of $50,000). Interest on the Notes was payable semi-annually in May and November. The Notes contained covenants relating to leverage and interest coverage ratios that were identical to those contained in our Old Facility.

On March 3, 2008 and March 24, 2008, respectively, we sold 7,143 shares (14,286 shares in the aggregate) of common stock to Gores for an aggregate purchase price of $25,000 and on June 19, 2008, we sold $75,000 of Series A Preferred Stock with warrants to Gores, generating net proceeds of approximately $96,928.

Current Position

At September 30, 2009, we had $20,000 outstanding under the term loan. At September 30, 2009, our principal sources of liquidity were cash and cash equivalents of $4,568.

Net cash used by operating activities was $17,255 for the period ended September 30, 2009 and $9,201 for the nine months ended September 30, 2008, an increase of $8,054 in net cash used by operating activities. The increase principally reflects the increased net loss, before impairment charges, partially offset by lower capital expenditures. Subsequent to September 30, 2009 we borrowed $6,000 under the revolving line of credit. To date we have also made one deferral of $4,000 in payments due to CBS Radio under the master agreement.

Our business does not usually require substantial cash outlays for capital expenditures. Capital expenditures for the period ended September 30, 2009 decreased $2,483 to $3,739 from $6,222 for the comparable period of 2008. The decrease in 2009 is principally attributable to the timing of our expenditures planned for the year. We anticipate an increase in the quarterly level of capital expenditures for the remainder of 2009 as we invest in systems and infrastructure.

In May 2007, our board of directors elected to discontinue the payment of a dividend on our common stock and does not plan to declare dividends on our common stock for the foreseeable future. The payment of dividends on our common stock is also prohibited by the terms of our New Senior Notes.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification 105 – Generally Accepted Accounting Principles (“ASC 105”) (Prior authoritative literature SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”). ASC 105 establishes the “FASB Accounting Standard Codification” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued Accounting Standards Codification 855 – Subsequent Events (“ASC 855”) (Prior authoritative literature SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim and annual financial periods ending after June 15, 2009. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations. For the interim financial period ended September 30, 2009, subsequent events were evaluated through November 9, 2009, the date the financial statements were issued.

In April 2009, the FASB issued Accounting Standards Codification 825 – Financial Instruments (“ASC 825”) (Prior authoritative literature FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosure in summarized financial information at interim reporting periods about fair value of financial instruments of publicly traded companies as well as in annual financial statements. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements of ASC 825 effective with our second quarter ended June 30, 2009. The ASC 825 did not have an impact on the determination or reporting of our financial results.

In March 2009, the FASB issued Accounting Standards Codification 805 – Business Combinations (“ASC 805”) (Prior authoritative literature FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination and SFAS No. 141 (revised 2007), Business Combinations), which gives guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was adopted by us on January 1, 2009. The adoption of ASC 805 impacted the accounting for our Refinancing (See Note1 – Basis of Presentation).

In November 2008, the FASB issued Accounting Standards Codification 323 – Investments-Equity Method and Joint Ventures (“ASC 323”) (Prior authoritative literature EITF No. 08-6, Equity Method Investment Accounting Considerations), which is effective for us January 1, 2009. ASC 323 addresses the impact that ASC 805 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In March 2008, the FASB issued Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”) (Prior authoritative literature SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). ASC 815 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. ASC 815 is effective for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued Accounting Standards Codification 810 – Consolidation (“ASC 810”) (Prior authoritative literature SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). ASC 810 establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. ASC 810 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations.

Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 1A – Risk Factors” and “Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

A wide range of factors could materially affect future developments and performance including the following:

Risks Related To Our Business And Industry

Deterioration in general economic conditions and constrained consumer spending has caused, and could cause, additional decreases or delays in advertising spending, could harm our ability to generate advertising revenue and negatively affect our results of operations.

We derive the majority of our revenue from the sale of local, regional and national advertising. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenue across our businesses which to date has not abated. Additionally, advertisers, and the agencies that represent them, have put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. The current state of the economy could also adversely affect our ability to collect accounts receivable from our advertisers, particularly those entities which have filed for bankruptcy. Reductions in advertising expenditures and declines in ad rates have adversely affected our revenue and the continuation of the global economic slowdown would likely continue to adversely impact our revenue, profit margins, cash flow and liquidity in future periods. In addition, once the current economic situation improves, we cannot predict whether or not advertisers’ demands and budgets for advertising will return to previous levels.

Our operating income has declined since 2002 and may continue to decline. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue.

Since 2002, our annual operating income has declined from operating income of approximately $180,000 to an operating loss of $438,000, which included goodwill impairment charges of approximately $430,000, for the year ended 2008, with the most significant decline occurring between 2005 and 2008. Between 2002 and 2008, our operating income declined as a result of increased competition in our local and regional markets and an increase in the amount of 10 second inventory being sold by radio stations. The decline (between 2005 and 2008) also was due to reductions in national audience levels (which dropped significantly between 2005 and 2006), lower commercial clearance and audience levels of our affiliated stations and reductions in our local and regional sales force, which began in mid-2006. Recently, our operating income has also been affected by the weakness in the United States economy and advertising market. Given the current economic climate, it is possible our financial position will not improve.

Our present financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position.

As a result of our current financial position we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009, we entered into separate agreements with the holders of our New Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the New Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. In addition, we have implemented and continue to implement cost saving measures which include compensation reduction and furlough actions (aggregating 10 days of pay per each participating full-time employee) that we announced on September 29, 2009. Furthermore, as described in more detail elsewhere in this report, we have taken a goodwill impairment charge of approximately $50,401 in the third quarter of 2009. Certain of the cost saving initiatives were designed to improve our financial condition. If our financial condition does not improve as a result of these and other actions, we may need to take additional actions in the future in an attempt to improve our financial condition. We can make no assurance that the actions we have taken and plan to take in the future will improve our financial position.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our new 2008 arrangement is adjustable for audience levels and commercial clearance (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008 and continuing through the end of 2008, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will be able to maintain these higher levels in particular, with the introduction of The Portable People Meter™, or PPM™, which to date has reported substantially lower audience ratings for certain of our radio station affiliates, including our CBS Radio station affiliates, in those markets in which PPM™ has been implemented as described below. Additionally, while our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

We may not realize expected benefits from our cost cutting initiatives.

In order to improve the efficiency of our operations, we have implemented and continue to implement certain cost cutting initiatives, including headcount and salary reductions and more recently a furlough of participating full-time employees. We cannot assure you that we will realize the full level of expected cost savings or improve our operating performance as a result of our past, current and future cost cutting activities. We also cannot assure you that our cost cutting activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost cutting activities, we may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in the market and in the level of demand for our programming and services.

Our ability to grow our Metro business revenue may be adversely affected by the increased proliferation of free of charge traffic content to consumers.

Our Metro business produces and distributes traffic and other local information reports to approximately 2,200 radio and television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. Recently, the US Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.

If we are unable to achieve our financial forecast, we may require an amendment or additional waiver of our debt leverage covenant, which amendment or waiver, if not obtained, could have a material and adverse effect on our business continuity and financial condition.

Management believes that after giving effect to certain cost containment measures including furloughs and salary reductions for employees, we will generate sufficient Adjusted EBITDA in order to meet our debt leverage covenant over the next twelve months (namely, on March 31, 2010, June 30, 2010 and September 30, 2010 when the covenants are measured on a trailing four-quarter basis). However, as described elsewhere in this report, we are operating in an uncertain economic environment with limited visibility on advertising orders for the duration of 2009 and the beginning of 2010. While we have filed an S-1 registration statement with the SEC related to an offering of up to $50,000, we have agreed to pay down our New Senior Notes in an amount of either $15,000 or $20,000, depending on the amount of gross proceeds of the offering. If we are unable to achieve our forecasted results, or sufficiently mitigate those results with certain cost reduction measures, and cannot obtain a waiver or amendment of our debt covenant requirements at March 31, 2010 or beyond, it could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.

We may require additional financing to fund our working capital, debt service, capital expenditures or other capital requirements and the ongoing global credit market disruptions have reduced access to credit and created higher costs of obtaining financing.

Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenue. Based on our current and anticipated levels of operations, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our Senior Credit Facility) will enable us to meet our working capital, capital expenditure, debt service and other capital requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. We recently negotiated agreements with the holders of our New Senior Notes and Wells Fargo Foothill to waive compliance with our debt leverage covenants under our New Senior Notes and Senior Credit Facility, respectively (which levels were to be measured on December 31, 2009), as a result of lower than anticipated revenue and the uncertain economic and advertising environments. Pursuant to the terms of these agreements, we are required to use a portion of the proceeds of this offering to repay a portion of our outstanding New Senior Notes. The portion of the proceeds of this offering that is used to repay our New Senior Notes will not be available to us to fund the ongoing operating needs of our business. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. There can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. Additionally, disruptions in the credit markets make it harder and more expensive to obtain financing. If available financing is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of financing, both of which could reduce our profitability or increase our losses. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.

We have a significant amount of indebtedness, which could adversely affect our liquidity and future business operations if our operating income declines more than we currently anticipate.

As of September 30, 2009, we had approximately $120,400 in aggregate principal amount of New Senior Notes outstanding (of which $2,900 is PIK interest), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of: (x) a $20,000 term loan and (y) a $15,000 revolving line of credit which we intend to borrow against in the future. Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). As described in this report, we recently obtained waivers of compliance with our debt leverage covenants for the fourth quarter of 2009 measurement period. Our ability to service our debt in 2010 and beyond will depend on competitive pressures and our financial performance in an uncertain and unpredictable economic environment. Further, our New Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness. If our operating income declines more than we currently anticipate, resulting in an inability to incur additional indebtedness under the terms of our outstanding indebtedness, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we could have insufficient liquidity which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to meet our debt service and repayment obligations under the New Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

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

Our Senior Credit Facility and New Senior Notes require us to comply with certain financial and operational covenants. These covenants include, without limitation:

•

a maximum senior leverage ratio (expressed as the principal amount of New Senior Notes over our consolidated EBITDA (as defined in our Senior Credit Facility) measured on a trailing, four-quarter basis) which is 6.25 to 1.0 on December 31, 2009 but begins to decline on a quarterly basis thereafter, including to a 4.5 to 1.0 ratio on December 31, 2010 and a 3.5 to 1.0 ratio on December 31, 2011; and

•

restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions.

We can not make any assurances that we will remain in compliance with these agreements, particularly if the advertising environment remains weak or our operating income continues to decline. As described in this report, we recently obtained waivers of compliance with our debt leverage covenants for the fourth quarter of 2009 measurement period which means our debt leverage covenant will first be measured on March 31, 2010 and thereafter on a quarterly basis on a trailing four-quarter basis. Failure to comply with any of our covenants would result in a default under our Senior Credit Facility and New Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and New Senior Notes and thereby have a material adverse impact on our business.

Our ability to increase our revenue is significantly dependent on advertising rates, which rates could be negatively impacted by the introduction of The Portable People Meter.

Arbitron Inc., the supplier of ratings data for United States radio markets, has developed new electronic audience measurement technology to collect data for its ratings service known as The Portable People MeterTM, or PPMTM. The PPMTM measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. To date, the PPMTM has been implemented in 22 markets (including nine of the top 10 markets) and, in the two most recent periods measured by RADAR, March 2009 to June 2009, and June 2009 to September 2009, the audience reported for our 14 RADAR networks (which comprise 50% of our inventory) declined by 4% and 0.9%, respectively. Because PPM information is incorporated into Arbitron’s ratings books on an incremental basis over time (i.e., over a rolling four-quarter period), we are unable to determine how much of the audience decline is a result of the change to PPM, versus other factors, such as changes in the stations included in the RADAR network, the specific inventory or programs in these networks, or other factors. As the PPMTM is instituted in more markets, it is unclear whether the audience ratings posted by it will continue to be significantly lower and if so, what effect this may have on advertising rates as our advertisers become more knowledgeable about the advantages of the PPMTM. Additionally, as described elsewhere in this report, we have to date experienced a decline in our ad revenue in our Network and Metro businesses; however, we are unable to determine at this time how much of such decline is a result of the general economic environment versus a decline in audience. If the PPMTM continues to report lower audience ratings than the traditional diary methodology and the rates we charge our advertisers are materially impacted by such results, our revenue would be materially and adversely affected.

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

Our business segments operate in a highly competitive environment. Our radio and television programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, more increasingly, digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. New or existing competitors may have resources significantly greater than our own and, in particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and cash flow. There can be no assurance that we will be able to compete effectively, be successful in our efforts to regain market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a further decline in audience for our programs or the cost of programming continues to increase, we may be unable to retain the rights to popular programs and advertisers’ willingness to purchase our advertising could be further reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.

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

As a result of our recently completed Refinancing transactions, the interest payments on our debt on an annualized basis; (i.e. from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) will increase from approximately $12,000 to $19,000, $6,000 of which will be paid in kind. If the economy continues in recession and advertisers continue to maintain reduced budgets which do not recover in 2009 or early 2010, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and capital, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

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

On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. At December 31, 2008, we determined that our goodwill was impaired and recorded an impairment charge of approximately $224,100, which is in addition to the impairment charge of approximately $206,100 taken on June 30, 2008. In connection with our Refinancing and our requisite adoption of the acquisition method of accounting, based on a third party appraisal, we recorded new values of certain assets such that as of April 24, 2009 our revalued goodwill was $86,400 (an increase of $52,400) and intangible assets were $112,000 (an increase of $109,300). In September 2009, we believe a triggering event occurred and therefore we conducted a goodwill impairment analysis as a result of new forecasted results for 2009 and 2010. As described in more detail elsewhere in this report, we prepared the new forecasts when after the conclusion of the television upfronts in August, we observed from our quarterly bookings, backlog and pipeline data that the softness of the economy was continuing and affecting advertising budgets and orders and accordingly reduced our forecasted results for 2009 and 2010. We have since performed a Step 1 analysis according to FASB ASC 350 by comparing our recalculated fair value based on our new forecast to our current carrying value and our initial results indicate an impairment in our Metro Traffic segment. We also performed a more detailed Step 2 analysis to compare the implied fair value of goodwill for Metro Traffic with the carrying value of its goodwill and based on such analyses, we have a goodwill impairment of $50,401. Future unanticipated differences to our forecasted operational results and cash flows could require additional provisions for further impairment that could significantly affect our reported earnings in a period of such change.

Risks Relating To Common Stock

Our common stock may not maintain an active trading market or list on a nationally recognized exchange which could affect the liquidity and market price of our common stock.

As a result of the decline in our stock price, our common stock ceased to be traded on the NYSE as of November 24, 2008 and on March 16, 2009, we were delisted from the NYSE. Since November 24, 2008, we have traded over-the-counter on the OTC Bulletin Board, which has constrained the liquidity of our common stock. As part of our S-1 registration statement filing on June 22, 2009 (as amended to date), we disclosed that we have applied to list our common stock on the NASDAQ Global Market. However, there can be no assurance that an active trading market on the NASDAQ Global Market will be maintained, that our common stock price will increase or that our common stock will continue to trade on the exchange for any specific period of time. If we are unable to maintain our listing on the NASDAQ Global Market or we continue to remain delisted from a nationally recognized exchange and to trade on the OTC Bulletin Board, we may be subject to a loss of confidence by customers and investors and the market price of our shares may be affected.

Sales of additional shares of common stock by Gores or our other lenders could adversely affect the stock price.

Gores beneficially owns, in the aggregate, 15,257,507 shares of our common stock (or approximately 75.1% of our outstanding common stock). There can be no assurance that at some future time Gores, or our other lenders, will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.

As a result of its beneficial ownership of 15,257,507 shares of our common stock, or approximately 75.1% of our voting power, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock (including preferred stock on an as-converted basis) representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting obtain control; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

Our management, under the supervision and with the participation of our President and Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Controller concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of September 30, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As described above in more detail, we have made several changes in our corporate structure in the past year, principally relating to the Refinancing. We have also implemented financial reporting changes resulting from the Refinancing and have made certain previously reported accounting adjustments relating to the timing of recognition of certain expenses. Principally as a result of these developments, we intend to adopt changes in our internal controls in order to implement a more robust review of our financial reporting process and improve communication between certain departments of our company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the third quarter to the legal proceeding described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

During the quarter ended September 30, 2009 we did not purchase any of its common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
7/1/09 – 7/31/09	—	N/A
8/1/09 – 8/31/09	—	N/A
9/1/09 – 9/30/09	—	N/A

(A)	Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) A special meeting of the Company’s shareholders was held on August 3, 2009.

(b) The matters voted upon and the related voting results are as follows.

(1)	Amendment of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 300,000,000 to 5,000,000,000:

FOR	3,412,601,829
AGAINST	36,934,844
ABSTAIN	1,053,594
NO VOTE	0

(2)	Amendment of the Company’s Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of two hundred (200) to one (1):

FOR	3,410,745,143
AGAINST	38,295,191
ABSTAIN	1,549,933
NO VOTE	0

(3)	Amendment of the Company’s Restated Certificate of Incorporation to define the term “Continuing Directors” that is used but not currently defined in the Restated Certificate of Incorporation:

FOR	3,414,518,341
AGAINST	34,088,221
ABSTAIN	1,983,705
NO VOTE	0

(4)	Amendment of the Company’s Restated Certificate of Incorporation to delete Article Sixteenth:

FOR	3,410,466,860
AGAINST	37,136,668
ABSTAIN	2,986,739
NO VOTE	0

(5)

Amendment of the Company’s Restated Certificate of Incorporation to delete the provision in Article Seventeenth relating to Article Sixteenth (should the proposal to delete Article Sixteenth be approved):

FOR	3,410,496,537
AGAINST	37,120,419
ABSTAIN	2,973,311
NO VOTE	0

(6)	Adjournment of the special meeting, if necessary, to solicit additional proxies for approval of proposals 1 through 5:

FOR	3,408,360,461
AGAINST	39,517,952
ABSTAIN	2,711,854
NO VOTE	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware. (1)

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (4)

3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (2)

4.1	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (2)

4.1.1	Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between Registrant and the noteholders parties thereto. (3)

4.2	Credit Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., Wells Fargo Foothill, LLC, and the lenders signatory thereto. (2)

4.2.1

Waiver and First Amendment, dated as of October 14, 2009, to Credit Agreement, dated as of April 23, 2009, by and between Registrant, the lenders party thereto and Wells Fargo Foothill, LLC, as administrative agent for the lenders. (3)

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

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the year ended June 30, 2008 and incorporated herein by reference.
(2)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Company’s Amendment No. 3 to registration statement on Form S-1 filed on October 30, 2009.
(4)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the year ended June 30, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By:	/S/ RODERICK M. SHERWOOD III
Name:	Roderick M. Sherwood III
Title:	President and CFO

Date:	November 9, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.