Form 10-K
period 2009-12-31
WESTWOOD ONE INC /DE/
filed 2010-03-31
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14691
WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3980449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1166 Avenue of the Americas
New York, NY 10036
(212)-641-2000
(Address, including zip code, and telephone number,
including area code, of principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,270,000 based on the last reported sales price of the registrant’s common stock on June 30, 2009 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2010, 20,544,473 shares (excluding treasury shares) of common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for our 2010 annual meeting of stockholders (which will be filed with the Commission within 120 days of the registrant’s 2009 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. All share and dollar amounts are in thousands, except where noted.
We produce and provide traffic, news, weather, sports, talk, music, special events and other programming content. Our content is distributed to radio and television stations and digital platforms and reaches over 190 million people. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, delivering content to approximately 5,000 radio and 170 television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers. By aggregating and packaging commercial airtime across radio and television stations nationwide, we are able to offer our advertising customers a cost effective way to reach a broad audience and target their audience on a demographic and geographic basis.
We derive substantially all of our revenue from the sale of 10 second, 15 second, 30 second and 60 second commercial airtime to advertisers. Our advertisers who target local/regional audiences generally find that an effective method is to purchase shorter duration advertisements, which are principally correlated to our traffic and information related programming and content. Our advertisers who target national audiences generally find that a cost effective method is to purchase longer 30 or 60 second advertisements, which are principally correlated to our news, talk, sports, music and entertainment related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Our goal is to maximize the yield of our available commercial airtime to optimize revenue and profitability.
There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; (5) increases or decreases in the size of our advertiser sales force; and (6) competitive and alternative programs and advertising mediums.
Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. We closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on the annual upfront process. We take the following factors, among others, into account when pricing commercial airtime: (1) the dollar value, length and breadth of the order; (2) the desired reach and audience demographic; (3) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (4) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime.
Business segments: Metro Traffic and Network.
We are organized into two business segments; Metro Traffic and Network.
Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,200 radio and 170 television stations, which include stations in over 80 of the top 100 Metropolitan Statistical Area (“MSA”) markets in the US. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers (typically 10 and 15 second radio spots embedded within our information reports and 30 second spots in television). We provide broadcasters a cost-effective alternative to gathering and delivering their own traffic and local information reports and offer advertisers a more efficient, broad reaching alternative to purchasing advertising directly from individual radio and television stations.

Our Network business nationally syndicates proprietary and licensed content to radio stations, enabling them to meet their programming needs on a cost-effective basis. The programming includes national news and sports content, such as CBS Radio News, CNN Radio News and NBC Radio News and major sporting events, including the National Football League (including the Super Bowl), NCAA football and basketball games (including the Men’s College Basketball Tournament known as “March Madness”) and the 2010 Winter Olympic Games. Our Network business features popular shows that we produce with personalities including Dennis Miller, Charles Osgood, Fred Thompson and Billy Bush. We also feature special events such as live concert broadcasts, countdown shows (including MTV and Country Music Television branded programs), music and interview programs. Our Network business generates revenue from the sale of 30 and 60 second commercial airtime, often embedded in our programming that we bundle and sell to national advertisers who want to reach a large audience across numerous radio stations.
Our Strategy
In mid-2008, as the economy began to weaken (which weakness intensified in the latter part of 2008 and in 2009), we took certain proactive actions to better position the Company for future growth, including:
•
Metro Traffic Re-engineering. We consolidated 60 operating centers into 13 regional hubs. As part of this process, which spanned nearly 21 months, we implemented new traffic video and speed and flow technology and reduced our reliance on aircraft.

•
Cost Reduction Programs. We reduced salary expense and headcount, reduced programming costs and eliminated unprofitable programming, and negotiated reductions in compensation we pay to our affiliated radio stations to more effectively match such compensation to the revenue and profitability of the commercial airtime the stations provide to us.

•	Dedicated Sales Forces. We appointed new leadership to oversee the sales efforts of each of our Network and Metro Traffic businesses to improve focus, accountability and results.
•
Revenue Initiatives. In our Network business, we delivered expanded product offerings such as copy-splitting and focused on adding new programming, which resulted in new programs such as The Fred Thompson Show and Peter Greenberg Worldwide, expanding distribution of The Billy Bush Show to CHR audiences nationwide, entering into a multi-year renewal agreement for continued syndication of the CNN Radio Network, and recently-announced deals with Harpo Radio for programs with Gayle King and Dr. Mehmet Oz. In Metro Traffic, we began to deliver an increased amount of 15 second spots and pre-recorded advertisements.

Going forward, we intend to grow our business by taking the following actions:
•
Network. We plan to grow the Network business organically by: investing in new, targeted programming, expanding our affiliate and advertising salesforce, and investing in our systems and infrastructure to help increase sales productivity.

•
Metro Traffic. We intend to drive revenue in our Metro Traffic business by deploying a SigAlert traffic product in major metropolitan areas throughout the U.S, adding to and top-grading our salesforce, completing new inventory optimization and pricing systems, further improving our sales mix, and expanding our local news product with short-form sports content and other high-demand content. As part of this strategy, we recently partnered with Litton News Source to help drive growth in the number of television affiliates and we plan to further upgrade our television traffic product with SigAlert graphics and online solutions. We also plan to selectively add television advertising salespersons in key markets to broaden our reach and scale.

•
Business Development. We continue to seek opportunities to complement our organic growth strategy with strategic partnerships such as TrafficLand and Litton News Source and select business development activity, as we did with SigAlert, including acquisitions and dispositions.

Competition
In the markets in which we operate, we compete for advertising revenue with other forms of communications media, including print, radio, television, cable, outdoor and out-of-home, direct response, yellow page directories, internet/new media and point-of-sale.
Metro Traffic
There are several multi-market operations providing local radio and television programming services in various markets. We believe we are larger than the next largest provider of traffic and local information services (Clear Channel Communications). In recent history, the radio industry has experienced a significant increase in the volume of shorter-duration commercial inventory. Also, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio, Citadel, and other station owners to gather traffic information on their own.
Network
In our Network business, in which we market and sell commercials in our programming to national advertisers, we compete with Clear Channel’s Premiere Radio Networks division, Citadel Media (formerly ABC Radio Networks) and Dial Global (a subsidiary of Triton Media), each of whom are examples of “radio networks”. As the radio industry has consolidated, companies owning large groups of stations have begun to create competing radio networks, which have resulted in increased competition for local, regional, national and network radio advertising expenditures. In addition, we compete for advertising revenue with network television, cable television, print and other forms of communications media. We believe that the quality of our programming and the strength of our affiliate relations and advertising sales forces enable us to compete effectively with other forms of communication media. We market our programs to radio stations, including affiliates of other radio networks that we believe will have the largest and most desirable listening audience for each of our programs. Given the breadth of our programming, we routinely have different programs airing on multiple stations in the same geographic market at the same time. Unlike our primary competitors, we are an independent radio network (i.e., we are not affiliated with or controlled by a major media company), which we believe facilitates our having a diversified group of radio stations (referred to as affiliates) that carry our programming (news, sports, talk, entertainment) from which national advertisers and radio stations may choose. Since we both produce and distribute many of the programs that we syndicate, we are able to respond more effectively to the preferences and needs of our advertisers and radio stations.
The increase in the number of radio program formats has led to increased competition among local radio stations for audience. As stations attempt to differentiate themselves in an increasingly competitive environment, their demand for quality programming available from outside programming sources increases. This demand has been intensified by high operating and production costs at local radio stations and increased competition for local advertising revenue. While we compete with radio stations for advertising revenue, we do not compete with such stations directly as our advertising inventory is sold on a network basis and is usually connected to our programming.
Significant Events
More information on the matters described below can be found in Item 7 —Management’s Discussion and Analysis of Results of Operations and Financial Condition of this report.
On April 23, 2009, we completed the refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (“the Refinancing”). As part of the Refinancing we entered into a Purchase Agreement (the “Purchase Agreement”) with Gores Radio Holdings, LLC (our ultimate parent, together with certain related entities “Gores”). In exchange for the then outstanding shares of 7.50% Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) held by Gores, we issued 75 shares of 7.50% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”). In addition, Gores purchased 25 shares of 8.0% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $25,000. As a result of the Refinancing, a change in control occurred, which required us to account for the change with a revaluation of our balance sheet to a fair-value basis from a historical basis. We also entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain participating holders of our then outstanding Senior Notes and lenders under the Credit Agreement, dated as of March 3, 2004. Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt (i.e., Old Notes and the Old Credit Agreement) held by debt holders who did not wish to participate in the new 15.00% Senior Secured Notes due July 15, 2012 (the “Senior Notes”) being offered by us. Gores also agreed to guarantee our senior credit facility which consists of a revolving credit facility of $15,000 (which includes a $2,000 letter of credit sub-facility) on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”) and payments due to the NFL for the license and broadcast rights to certain NFL games and NFL-related programming.
On July 9, 2009, Gores converted its Series A-1 Preferred Stock into shares of common stock, resulting in a decline in the voting power of the Class B common stock to below ten percent (10%) of the aggregate voting power of our issued and outstanding shares of common stock and Class B common stock. As a result of such decline in voting power, all then outstanding shares of the Class B common stock were converted automatically into shares of common stock pursuant to the terms of our Certificate of Incorporation.
On August 3, 2009, the stockholders approved amendments to our Certificate of Incorporation that resulted in the automatic conversion of all outstanding shares of preferred stock into common stock, the cancellation of previously issued warrants to purchase 50 shares of common stock issued to Gores and to effect a 200 for 1 reverse stock split of our outstanding common stock.
In September 2009, we believe a triggering event occurred as a result of our updated forecasted results for 2009 and 2010 and therefore we conducted a goodwill impairment analysis, which resulted in an impairment charge of $50,401 for our Metro Traffic goodwill and $100 for our Metro Traffic trademark.
On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we agreed to pay down our Senior Notes by $3,500 on or prior to March 31, 2010.
On March 30, 2010, we entered into additional agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to modify our debt leverage covenants for periods to be measured (on a trailing four-quarter basis) on March 31, 2010 and beyond. As part of the amendment to the Securities Purchase Agreement, the quarterly debt leverage covenants for 2010 have been eased to levels of 8.00, 7.50, 7.00 and 6.50, respectively and the original quarterly covenants for 2010 now apply to 2011. The original quarterly covenants for 2012 remain unchanged. The amendment to the Securities Purchase Agreement also contemplates that we will pay down our Senior Notes out of the proceeds of the tax refund we anticipate receiving in the second or third quarter of 2010 (see “Liquidity and Capital Resources” below). The first $12,000 of such refund and any refund amount in excess of $17,000 will be used to pay down our Senior Notes. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. Copies of these amendments will be filed with the SEC in a subsequent 8-K filing. The quarterly debt leverage covenants that appear in the Senior Credit Facility have also been amended to maintain the 15% cushion that exists between the debt leverage covenant applicable to the Senior Credit Facility and the corresponding covenant in the Securities Purchase Agreement governing the Senior Notes. By way of example, the 8.00, 7.50, 7.00 and 6.50 covenants in the Securities Purchase Agreement (applicable to the Senior Notes) are 9.20, 8.65, 8.05 and 7.50, respectively, in the Senior Credit Facility.
Government Regulation
Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). As a producer and distributor of radio programs and information services, we are generally not subject to regulation by the FCC. The Traffic and Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.

Employees
On December 31, 2009, we had approximately 1,500 employees, including 500 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 500 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are satisfactory.
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
Cautionary Statement regarding Forward-Looking Statements
This annual report on Form 10-K, including Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Results of Operations and Financial Condition, contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Item 1A. Risk Factors
An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Business and Industry
Deterioration in general economic conditions and constrained consumer spending has caused, and could cause, additional decreases or delays in advertising spending, could harm our ability to generate advertising revenue and negatively affect our results of operations
We derive the majority of our revenue from the sale of local, regional and national advertising. The global economic slowdown that began in 2008 and continued in 2009, resulted in a decline in advertising and marketing services among our customers and a decline in advertising revenue in 2009. Additionally, advertisers and the agencies that represent them, have put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. The current state of economy could also adversely affect our ability to collect accounts receivable from our advertisers, particularly those entities which have filed for bankruptcy. Reductions in advertising expenditures and declines in ad rates have adversely affected our revenue and if the global economic slowdown continues or a double-dip recession occurs, it would likely continue to adversely impact our revenue, profit margins, cash flow and liquidity in future periods. In addition, once the current economic situation improves, we cannot predict whether or not advertisers’ demands and budgets for advertising will return to previous levels.

Our operating income has declined since 2005 and may continue to decline. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue
Since 2005, our annual operating income has declined from operating income of $143,978 to an operating loss of $97,582, which included impairment charges of approximately $50,501, for the year ended December 31, 2009. Between 2005 and 2009, our operating income declined as a result of increased competition in our local and regional markets and an increase in the amount of 10 second inventory being sold by radio stations. The decline also occurred due to reductions in national audience levels, lower commercial clearance and audience levels of our affiliated stations, and reductions in our local and regional sales force, which began in mid-2006 and continued through 2009. More recently, our operating income has also been affected by the weakness in the United States economy and advertising market. Given the economic climate, it is possible our financial position will not improve.
Our present financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position
As a result of our current financial position, we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009 and March 30, 2010, respectively, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC (formerly Well Fargo Foothill) to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis (October amendment) and to amend our future debt leverage covenant levels (March amendment). In addition, we have implemented and continue to implement cost saving measures which included compensation reduction and furlough actions (aggregating 10 days of pay per each participating full-time employee) that we announced on September 29, 2009. Certain of the cost saving initiatives were designed to improve our financial condition. If our financial condition does not improve as a result of these and other actions, we may need to take additional actions in the future in an attempt to improve our financial position. We can make no assurance that the actions we have taken and plan to take in the future will improve our financial position.
CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our new 2008 arrangement is adjustable for audience levels and commercial clearance (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008 and continuing through the end of 2009, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will be able to maintain these higher levels in particular, with the introduction of The Portable People Meter™, or PPM™, which to date has reported substantially lower audience ratings for certain of our radio station affiliates, including our CBS Radio station affiliates, in those markets in which PPM™ has been implemented as described below. As part of our recent cost reduction actions to eliminate less profitable programming, we and CBS Radio mutually agreed to enter into an arrangement, which became effective on February 25, 2010, to give back approximately 15% of the audience delivered by CBS Radio which resulted in a commensurate reduction in cash compensation payable to them. Since the time of our agreement, we have added incremental (more cost effective), non-CBS inventory to largely offset the impact of such give back on our audience. We have also approximately 23% of additional Metro Traffic inventory from CBS Radio through various stand-alone agreements. While our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

We may not realize expected benefits from our cost cutting initiatives
In order to improve the efficiency of our operations, we have implemented and continue to implement certain cost cutting initiatives, including headcount and salary reductions and more recently a furlough of participating full-time employees. We cannot assure you that we will realize the full benefit expected from these cost savings or improve our operating performance as a result of our past, current and future cost cutting activities. We also cannot assure you that our cost cutting activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost cutting activities, we may not have an adequate level of resources and personnel to appropriately react to significant changes or fluctuations in the market and in the level of demand for our programming and services. If our operating losses continues to increase, our ability to further decrease costs may be more limited as a result of our previously enacted cost cutting initiatives.
Our ability to grow our Metro Traffic business revenue may be adversely affected by the increased proliferation of free of charge traffic content to consumers
Our Metro Traffic business produces and distributes traffic and other local information reports to approximately 2,200 radio and 170 television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. Recently, the US Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro Traffic business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.
If we are unable to achieve our financial forecast, we may require an amendment or additional waiver of our debt leverage covenant, which amendment or waiver, if not obtained, could have a material and adverse effect on our business continuity and financial condition
Management believes that after giving effect to certain cost containment measures including furloughs and salary reductions for employees, and the most recent amendments to our covenant levels, we will generate sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to meet our debt leverage covenants over the next twelve months (namely, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, when the covenants are measured on a trailing four-quarter basis). However, as described elsewhere in this report, we are still operating in an uncertain economic environment, where the pace of an advertising recovery is unclear. As described above, we agreed to pay down (x) $3,500 of our Senior Notes on or prior to March 31, 2010 as part of our agreement with our lenders to waive our debt covenant for December 31, 2009 and (y) a minimum of $10,000 of our Senior Notes in the agreement with our lenders to amend our debt covenant levels for March 31, 2010 and beyond. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. If we are unable to achieve our forecasted results, or sufficiently offset those results with certain cost reduction measures, and were to require a further waiver or amendment of our debt covenant requirements which could not then be obtained, it could have a material and adverse effect on our business continuity, results of operations, cash flows and financial condition.

We may require additional financing to fund our working capital, debt service, capital expenditures or other capital requirements and the ongoing global credit market disruptions have reduced access to credit and created higher costs of obtaining financing
Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenue. Based on our current and anticipated levels of operations, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our Senior Credit Facility) will enable us to meet our working capital, capital expenditure, debt service and other capital requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. As described above, we recently negotiated agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC in October 2009 and March 2010 regarding our debt leverage covenants under our Senior Notes and Senior Credit Facility, respectively (which level was to be measured on December 31, 2009) and in March 2010 to amend such debt leverage covenants, as a result of lower than anticipated revenue and the uncertain economic and advertising environments. Pursuant to the terms of the October amendment, we agreed to pay down $3,500 of our outstanding Senior Notes on or before March 31, 2010 and under the terms of the March amendment, we agreed to pay down a minimum of $10,000 of our outstanding Senior Notes, which amount could increase depending on the size of our anticipated tax refund. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. On December 31, 2009, we also acquired the business assets of Jaytu Technologies LLC (d/b/a SigAlert) (“Jaytu”), which included a cash payment of $1,250, common stock with a fair value of $1,045 and up to $1,500 in potential cash earnouts based on future deliverables. The cash portion of these items will not be available to us to fund the ongoing operating needs of our business. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. There can be no assurance that such financing, if consented to by our lenders under the terms of our financing agreements, will be available on terms acceptable to us or at all. Additionally, disruptions in the credit markets make it harder and more expensive to obtain financing. If available financing is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of financing, both of which could reduce our profitability or increase our losses. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.
We have a significant amount of indebtedness, which could adversely affect our liquidity and future business operations if our operating income declines more than we currently anticipate
As of December 31, 2009, we had $121,927 in aggregate principal amount of Senior Notes outstanding (of which approximately $4,400 is paid in kind interest), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of: a $20,000 term loan and a $15,000 revolving credit facility (of which $5,000 was drawn down at December 31, 2009 and $1,219 is used under a letter of credit), which we will continue to borrow against in the future. Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). As described above, we recently obtained waivers of compliance with our debt leverage covenants for the fourth quarter of 2009 measurement period and amendments to our debt leverage covenants to be measured on March 31, 2010 and beyond. Our ability to service our debt in 2010 and beyond will depend on our financial performance in an uncertain and unpredictable economic environment as well as competitive pressures. Further, our Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness. If our operating income declines more than we currently anticipate, resulting in limits to our ability to incur additional indebtedness under the terms of our outstanding indebtedness, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we could have insufficient liquidity which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

Our Senior Credit Facility and Senior Notes contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations
Our Senior Credit Facility and Senior Notes require us to comply with certain financial and operational covenants. These covenants (as amended on March 30, 2010) include, without limitation:

•
a maximum senior leverage ratio (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our Senior Credit Facility) measured on a trailing, four-quarter basis) which is 8.0 to 1.0 on March  31, 2010 but begins to decline on a quarterly basis thereafter, including to a 6.5 to 1.0 ratio on December 31, 2010, a 4.50 to 1.0 ratio on December 31, 2011 and a 3.5 to 1.0 ratio on March 31, 2012; and

•
restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions.

While our 2010 projections indicate we would attain sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt leverage covenant levels in 2010, we cannot be certain there will be sufficient Adjusted EBITDA to comply with our debt covenants, particularly if the advertising environment remains weak or our operating income continues to decline. As described above, in October 2009 we obtained waivers of compliance with our debt leverage covenants for December 31, 2009 and in March 2010, eased our debt leverage covenants for 2010 and 2011. Our debt leverage covenant will first be measured on March 31, 2010 and thereafter quarterly on a trailing four-quarter basis. Failure to comply with any of our covenants would result in a default under our Senior Credit Facility and Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and Senior Notes and thereby have a material adverse impact on our business.
Our ability to increase our revenue is significantly dependent on audience, which could be negatively impacted by The Portable People Meter
In late 2007, Arbitron Inc., the supplier of ratings data for United States radio markets, rolled out new electronic audience measurement technology to collect data for its ratings service known as The Portable People MeterTM, or PPM™. The PPM™ measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. In 2007, 2008, 2009, two, nine and 19 markets converted to PPM™, respectively, and in 2010, 15 markets will convert to PPM™. As of the date of this report, the PPM™ has been implemented in 30 markets (including all top 10 markets and three markets whose MSAs overlap). Unlike our Metro Traffic inventory, which is fully reflected in ratings books that are released semi-annually, our Network inventory is reflected in ratings books on an incremental basis over time (i.e., over a rolling four-quarter period), which means we and our advertisers cannot view audience levels that give full weight to PPM™ for our Radio’s All Dimension Audience Research (“RADAR”) inventory (which comprises half of our Network inventory) for over a year after a market converts to PPM™. In the RADAR ratings book released in March 2010, approximately half (measured by the revenue generated by such inventory) of the inventory published in such ratings books shows the effect of PPM™ in those markets which have converted to PPM™. In the two most recent periods published by RADAR, July 2009 to September 2009 and October 2009 to December 2009, the audience (measured by Persons 12+) for our 12 RADAR networks declined by 0.8% and 5.8%, respectively, which also reflects our decision to reduce the number of our RADAR networks from 14 to 12 in the fourth quarter of 2009. Because audience levels can decline for several reasons, including changes in the radio stations included in a RADAR network, clearance levels by those stations and general radio listening trends, it is difficult to isolate the effects PPM™ is having on our audience with a high level of certainty. While ad revenue in our Network and Metro Traffic businesses has declined, we are unable to determine how much of the decline is a result of the general economic environment as opposed to our decline in audience. While most major markets have converted to PPM™ (only 15 markets have yet to convert), it is unclear whether our audience levels will continue to decline in future ratings books. In 2009, we were able to offset the impact of audience declines by using excess inventory; however, in 2010 we anticipate that this option will be limited and that to offset declines in audience will generally require that we purchase additional inventory which must be obtained well in advance of our having definitive data on future audience levels. If we do not accurately predict how much additional inventory will be required to offset any declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our revenue or margins in 2010 could be materially and adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to continue to accurately report our financial results.
Effective internal controls are necessary for us to provide reliable financial reporting. During the current year, we identified a material weakness related to accounting for income taxes which resulted in adjustments to the 2009 annual consolidated financial statements, as described in Item 9A — Controls and Procedures. We also identified certain immaterial errors in our financial statements, which we have corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the period ended December 31, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and no prior periods have been restated. We intend to further enhance our internal control environment and we may be required to enhance our personnel or their level of experience, among other things, in order to continue to maintain effective internal controls. No assurances can be provided that we will be able to continue to maintain effective internal controls over financial reporting, enhance our personnel or their level of experience or prevent a material weakness from occurring. Our failure to maintain effective internal controls could have a material adverse effect on us, could cause us to fail to timely meet our reporting obligations or could result in material adjustments in our financial statements.
Our failure to obtain or retain the rights in popular programming could adversely affect our revenue
Our revenue from our radio programming and television business is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. We obtain a significant portion of our popular programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by us. Our failure to obtain or retain rights to popular content could adversely affect our revenue.
Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business
Our business segments operate in a highly competitive environment. Our radio and television programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, more increasingly, digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. New or existing competitors may have resources significantly greater than our own and, in particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and cash flow. There can be no assurance that we will be able to compete effectively, be successful in our efforts to regain market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a further decline in audience for our programs, advertisers’ willingness to purchase our advertising could be further reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.
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

The cost of our indebtedness has increased substantially, which, when combined with our recent declining revenue, further affects our liquidity and could limit our ability to implement our business plan and respond competitively
As a result of our Refinancing, the interest payments on our debt (on an annualized basis — i.e., from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) have increased from approximately $12,000 to $19,000, $6,000 of which will be paid in kind (“PIK”). If the economy does not continue to improve and advertisers continue to maintain reduced budgets which do not significantly recover in 2010, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and capital, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.
If we are not able to integrate future acquisitions successfully, our operating results could be harmed
We evaluate acquisitions on an ongoing basis and intend to pursue acquisitions of businesses in our industry and related industries that can assist us in achieving our growth strategy. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we do complete may not be successful.
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
Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict
Revenue derived from the production and distribution of radio programs depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio programs, could have an adverse effect on our results of operations.

Continued consolidation in the radio broadcast industry could adversely affect our operating results
The radio broadcasting industry has continued to experience significant change, including a significant amount of consolidation in recent years and increased business transactions by key players in the radio industry (e.g., Clear Channel, Citadel and CBS Radio). Certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations; (2) experienced significant declines in audience; and (3) increased their supply of shorter duration advertisements, in particular the amount of 10 second inventory, which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, attract audiences and attract advertisers. If we do not succeed in these efforts, our operating results could be adversely affected.
We may be required to recognize further impairment charges
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. We have a history of recognizing impairment charges related to our goodwill. In September 2009, we believe a triggering event occurred as a result of forecasted results for 2009 and 2010 and therefore we conducted a goodwill impairment analysis. Metro Traffic results indicated impairment in our Metro Traffic segment. As a result of our Metro Traffic analysis, we recorded an impairment charge of $50,501. At December 31, 2008, we determined that our goodwill was impaired and recorded an impairment charge of $224,073, which is in addition to the impairment charge of $206,053 taken on June 30, 2008. In connection with our Refinancing and our requisite adoption of the acquisition method of accounting, we recorded new values of certain assets such that as of April 24, 2009 our revalued goodwill was $86,414 (an increase of $52,426) and intangible assets were $116,910 (an increase of $114,481). The majority of the impairment charges related to our goodwill have not been deductible for income tax purposes.
Risks Related to Our Common Stock
Our common stock may not maintain an active trading market which could affect the liquidity and market price of our common stock.
On November 20, 2009, we listed our common stock on the NASDAQ Global Market. However, there can be no assurance that an active trading market on the NASDAQ Global Market will be maintained, that our common stock price will increase or that our common stock will continue to trade on the exchange for any specific period of time. If we are unable to maintain our listing on the NASDAQ Global Market, we may be subject to a loss of confidence by customers and investors and the market price of our shares may be affected.
Sales of additional shares of common stock by Gores or our other lenders could adversely affect the stock price.
Gores beneficially owns, in the aggregate, 15,258 shares of our common stock, or approximately 74.3% of our outstanding common stock. There can be no assurance that at some future time Gores, or our other lenders, will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.
As a result of its beneficial ownership of 15,258 shares of our common stock, or approximately 74.3% of our voting power, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board of Directors (our “Board”) and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board deems relevant. In addition, our Senior Credit Facility and the New Senior Notes restrict the payment of dividends.
Any issuance of shares of preferred stock by us could delay or prevent a change of control of our company, dilute the voting power of the common stockholders and adversely affect the value of our common stock.
Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to 10,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. To the extent we choose to issue preferred stock, any such issuance may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth, as of December 31, 2009, the Company’s major facilities, all of which are leased.

		Approximate
Location	Use	Floor Space Sq. Ft.
New York, NY	Corporate Headquarters	39,000
New York, NY	Broadcasting Center	11,000
Silver Spring, MD	Broadcasting	21,000
Culver City, CA (1)	Broadcasting	32,000

(1)
On December 18, 2009, we closed the building financing of real property located in Culver City (the “Culver City Properties”). We received $6,998 in proceeds from the transaction after taking into account necessary repair work, commissions, fees and closing costs. As part of the transaction, we entered into a 10-year lease (with two five-year renewal options) for the Culver City Properties with annual rental payments of approximately $875 (in year 1 and thereafter, subject to incremental increases), not including a 2% management fee and operating expenses. We also issued a 12-month letter of credit for $219 (the equivalent of three months rent) as a security deposit under the lease. This transaction is presented as a “building financing” in the table entitled “Contractual Obligations and Commitments” that appears below.

We believe that our facilities are adequate for our current level of operations.
Item 3. Legal Proceedings
On September 12, 2006, Mark Randall, derivatively on behalf of Westwood One, Inc., filed suit in the Supreme Court of the State of New York, County of New York, against us and certain of our current and former directors and certain former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to our former directors and executives. Plaintiff seeks judgment against the individual defendants in favor of us for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief.  Subsequently, on December 15, 2006, Plaintiff filed an amended complaint which asserts claims against certain of our former directors and executives who were not named in the initial complaint filed in September 2006 and dismisses claims against other former directors and executives named in the initial complaint.  On March 2, 2007, we filed a motion to dismiss the suit. On April 23, 2007, Plaintiff filed its response to our motion to dismiss. On May 14, 2007, we filed our reply in furtherance of our motion to dismiss Plaintiff’s amended complaint.  On August 3, 2007, the Court granted such motion to dismiss and denied Plaintiff’s request for leave to replead and file a further amended complaint. On September 20, 2007, Plaintiff appealed the Court’s dismissal of its complaint and moved for “renewal” under CPLR 2221(e).  Oral argument on Plaintiff’s motion for renewal occurred on October 31, 2007.  On April 22, 2008, Plaintiff withdrew its motion for renewal, without prejudice to renew.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
(In thousands, except per share amounts)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On March 10, 2010, there were approximately 291 holders of record of our common stock, several of which represent “street accounts” of securities brokers. We estimate that the total number of beneficial holders of our common stock exceeds 5,200.
From December 15, 1998 until our trading suspension on November 24, 2008 and subsequent delisting on March 16, 2009, our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. On November 20, 2009, we listed our common stock on the NASDAQ Global Market under the symbol “WWON”. In the intervening period, our common stock was traded on the Over the Counter Bulletin Board under the ticker “WWOZ.” The following table sets forth the range of high and low closing prices for the common stock for the calendar quarters indicated.

2009	High	Low
First Quarter	$0.12	$0.03
Second Quarter	0.10	0.05
Third Quarter (through August 4, 2009)	0.06	0.04
Third Quarter (from August 5, 2009 through September 30, 2009)(1)	9.50	5.90
Fourth Quarter (1)	6.50	3.21

2008	High	Low
First Quarter	$2.16	$1.51
Second Quarter	2.28	1.05
Third Quarter	1.42	0.49
Fourth Quarter	0.41	0.02

(1)	Reflects the 200 for 1 reverse stock split that occurred on August 3, 2009 and was reflected in stock prices on August 5, 2009.
The amounts in the table for the periods ending on or prior to August 4, 2009 do not reflect the 200 for 1 reverse stock split of our outstanding common stock and the conversion of all outstanding shares of Series A-1 Preferred Stock and Series B Preferred Stock into common stock that occurred on August 3, 2009. The closing price for our common stock on March 26, 2010 was $8.91.
The payment of dividends is prohibited by the terms of our Senior Notes and Senior Credit Facility, and accordingly, we do not plan on paying dividends for the foreseeable future.

Equity Compensation Plan Information (1)
The following table contains information as of December 31, 2009 regarding our equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plus excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	Column (a)
	(a)	(b)
	(in thousands)
Equity compensation plans approved by security holders (1)
Options (2)	28.6	$1,345.00	(3)
Restricted Stock Units	0.1	N/A	(3)
Restricted Stock	0.8	N/A	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	29.5

(1)
We have amended and restated the 2005 Equity Compensation Plan (the “2005 Plan) because we had a limited number of shares available for issuance thereunder (such plan, as amended and restated, the “2010 Plan”).  The 2010 Plan became effective upon its adoption by the Board on February 12, 2010 and accordingly the stock options issued under the 2010 Plan on such date are not reflected in the table above or the footnotes below.  Such stock option awards remain subject to stockholder approval.

(2)
Options included herein were granted or are available for grant as part of our 1989 and 1999 stock option plans and/or the 2005 Plan that were approved by our stockholders. The Compensation Committee of the Board oversees option grants to executive officers and other employees. Among other things, the 2005 Plan provides for the granting of restricted stock and restricted stock units (“RSUs”). Pursuant to Board resolution since May 19, 2005, the date of our 2005 annual meeting of stockholders, outside directors have automatically received a grant of RSUs equal to $100 in value on the date of each of our annual meeting of stockholders and any newly appointed outside director would receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to our Board. On April 23, 2009, the Board passed a resolution that discontinued this practice. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs awarded to outside directors vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with us. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of our common stock. For a more complete description of the provisions of the 2005 Plan, refer to our proxy statement in which the 2005 Plan and a summary thereof are included as exhibits, filed with the SEC on April 29, 2005. The 1989 Plan expired in March 1999 and the 1999 Plan expired in March of 2009.

(3)
As of December 31, 2009, a maximum of 9,200 shares of common stock was authorized for issuance of equity compensation awards under the 2005 Plan. Options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted.

The performance graph below compares the performance of our common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the last five calendar years. The graph assumes that $100 was invested in our common stock and each index on December 31, 2004.

The following tables set forth the closing price of our common stock at the end of each of the last five years.

CUMULATIVE TOTAL RETURN	2005	2006	2007	2008	2009

Westwood One, Inc.	61.48	27.60	7.81	0.22	0.09
Dow Jones US Total Market Index	106.32	122.88	130.26	81.85	105.42
Dow Jones US Media Industry Index	88.52	111.94	97.83	57.59	83.70
Westwood One Closing Stock Price(1)	16.30	7.06	1.99	0.06	4.50

(1)	Stock prices prior to August 3, 2009 do not reflect the 200 for 1 reverse stock split that occurred on August 3, 2009 and was reflected in stock prices on and after August 5, 2009.

Item 6. Selected Financial Data

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
(In thousands except per share data)	December 31, 2009(1)	to April 23, 2009	2008	2007	2006	2005(2)
Consolidated Statements of Operations:
Revenue	$228,860	$111,474	$404,416	$451,384	$512,085	$557,830

Operating costs	213,521	111,580	360,492	350,440	395,196	378,998
Depreciation and amortization	21,473	2,585	11,052	19,840	20,756	20,826
Corporate general and administrative expenses	7,683	4,248	13,442	13,171	14,618	14,028
Goodwill and intangible impairment	50,501	—	430,126	—	515,916	—
Restructuring charges	3,976	3,976	14,100	—	—	—
Special charges	5,554	12,819	13,245	4,626	1,579	—

Operating (loss) income	(73,848)	(23,734)	(438,041)	63,307	(435,980)	143,978

Interest expense	14,782	3,222	16,651	23,626	25,590	18,315
Other (income) expense	(5)	(359)	(12,369)	(411)	(926)	(1,440)
Income tax (benefit) expense	(25,025)	(7,635)	(14,760)	15,724	8,809	49,217

Net (loss) income	$(63,600)	$(18,962)	$(427,563)	$24,368	$(469,453)	$77,886

Net (loss) income attributable to common stockholders (3)	$(145,148)	$(22,038)	$(430,644)	$24,363	$(469,528)	$77,816

(Loss) Income Per Basic Share:
Common stock	$(11.75)	$(43.64)	$(878.73)	$56.59	$(1,091.76)	$171.56
Class B stock	$—	$—	$—	$3.20	$51.20	$48.00

(Loss) Income Per Diluted Share:
Common stock	$(11.75)	$(43.64)	$(878.73)	$56.38	$(1,091.76)	$170.05
Class B stock	$—	$—	$—	$3.20	$51.20	$48.00

Dividends Declared (4)
Common stock	$—	$—	$—	$3.85	$64.10	$59.44
Class B stock	$—	$—	$—	$3.20	$51.20	$48.00

	As of December 31,		As of December 31,
	2009(1)		2008	2007	2006	2005(1)
Consolidated Balance Sheet Data:
Current assets	$123,871		$119,468	$138,154	$149,222	$172,245
Working capital (deficit) (5)	37,532		(208,034)	47,294	29,313	72,094
Total assets	305,448		205,088	669,757	696,701	1,239,646
Long-term debt (5)	122,262		—	345,244	366,860	427,514
Due to Gores	11,165		—	—	—	—
Total stockholders’ equity (deficit)	17,984		(203,145)	227,631	202,931	704,029

(1)
As a result of the Refinancing, we adopted the acquisition method of accounting effective April 23, 2009. Accordingly, we have revalued our assets and liabilities using our best estimate of current fair value. Our consolidated financial statements which present periods prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while the periods subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the fair values which were allocated to our segments based on the business enterprise value of each segment. Deferred tax liabilities have been recorded as a part of acquisition accounting to reflect the future taxable income to be recognized relating to the cancellation of indebtedness income as well as the deferred tax liability related to the acquisition accounting.

(2)
Effective January 1, 2006, we adopted Authoritative Guidance for Share Based Payment utilizing the modified retrospective transition alternative. Accordingly, results for years prior to 2006 have been restated to reflect stock-based compensation expense.

(3)
In connection with the Refinancing and the issuance of the Preferred Stock, we have determined that the Preferred Stock contained a beneficial conversion factor (“BCF”) that was partially contingent. BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares. We recognized the portion of the BCF that was not related to the contingent shares at issuance (issuance BCF) while the majority of the BCF was contingent (contingent BCF) upon the authorization of additional common shares that occurred on August 3, 2009. Because such shares were authorized on August 3, 2009, the contingent BCF was recognized on such date in the third quarter and, due to the immediate conversion of the Preferred Stock into common stock on such date, resulted in a deemed dividend of $76,887 that is included in net loss attributable to common stockholders in the third quarter of 2009.

(4)
No cash dividend was paid on our common stock or Class B stock in 2009 or 2008. In 2005, our Board declared cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of April 29, 2005, August 3, 2005 and November 2, 2005. In 2006, our Board declared cash dividends of $0.10 per share for every issued and outstanding share of common stock and $0.08 per share for every issued and outstanding share of Class B stock on each of February 2, 2006, April 18, 2006 and August 7, 2006. Our Board declared a cash dividend of $0.02 per share for every issued and outstanding share of common stock and $0.016 per share for every issued and outstanding share of Class B stock on November 7, 2006. Our Board declared cash dividends of $0.02 per share for every issued and outstanding share of common stock and $0.016 per share for every issued and outstanding share of Class B stock on March 6, 2007. The payment of dividends is prohibited by the terms of our Senior Notes and our Senior Credit Facility, and accordingly, we do not plan on paying dividends for the foreseeable future.

(5)
On November 30, 2008, we failed to make the interest payment on our outstanding indebtedness which constituted an event of default under the Old Credit Agreement and the Old Notes (as such terms are defined below). Accordingly, $249,053 of debt previously considered long-term was then re-classified as short-term debt, which decreased our Old Debt, as described in Item 1 — Business — Significant Events, and decreased our working capital from $41,019 to ($208,034) in 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except for per share amounts)
EXECUTIVE OVERVIEW
For Westwood One, 2009 was a year that included dramatic changes to its financial structure and ownership; challenging financial hurdles to overcome; and a continuing weakness in the U.S. economy that limited its ability to generate sales.
Refinancing
On April 23, 2009, we completed the Refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity, as described in Item 1 — Business — Significant Events. As part of the Refinancing, we entered into the Purchase Agreement with Gores. In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75 shares of 7.50% Series A-1 Preferred Stock. In addition, Gores purchased 25 shares of Series B Preferred Stock for an aggregate purchase price of $25,000.
Additionally and simultaneously, we entered into a Securities Purchase Agreement with certain participating: (1) holders of our then outstanding Senior Notes (“Old Notes”) consisting of two series of notes as described below, both issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”). The Old Notes, issued on December 3, 2002, consisted of: 5.26% Senior Notes due November 30, 2012 (in an aggregate principal amount of $150,000) and 4.64% Senior Notes due November 30, 2009 (in an aggregate principal amount of $50,000). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the new Senior Notes, which upon completion of the Refinancing, were exchanged for $10,797 in principal amount of Senior Notes. Gores also agreed to guarantee our Senior Credit Facility consisting of a $15,000 revolving credit facility (which includes a $1,500 letter of credit sub-facility) on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan and payments due to the NFL in an amount of up to $10,000 for the license and broadcast rights to certain NFL games and NFL-related programming. Gores currently holds $11,165 (including PIK interest which accretes on a quarterly basis) of the Senior Notes shown in the line item “Due to Gores” on our balance sheet. Under the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Old Senior Notes and the Old Credit Agreement, the participating debt holders collectively received in exchange for their outstanding debt: (1) $117,500 of Senior Notes; (2) 34,962 shares of Series B Preferred Stock, and (3) a one-time cash payment of $25,000.
On July 9, 2009, Gores converted 3.5 shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock (without taking into account the 200 for 1 reverse stock split described below). As a result of such conversion by Gores, the voting power of the Class B common stock, taken as a group, fell below ten percent (10%) of the aggregate voting power of our issued and outstanding shares of common stock and Class B common stock. Under the terms of our Restated Certificate of Incorporation, as a result of such decline in voting power, the 292 shares of then outstanding Class B common stock were converted automatically into 292 shares of common stock (without giving effect to the 200 for 1 reverse stock split).

On August 3, 2009, we held a special meeting of our stockholders to consider and vote upon, among other proposals, an amendment of our Restated Certificate of Incorporation to: (1) increase the number of authorized shares of our common stock from 300,000 to 5,000,000 and (2) effect a 200 for 1 reverse stock split of our outstanding common stock (the “Charter Amendments”). On August 3, 2009, the stockholders approved the Charter Amendments, which resulted in the automatic conversion of all shares of Preferred Stock into common stock and the cancellation of warrants to purchase 50 shares of common stock previously issued to Gores in June 2008. There are no longer any issued and outstanding warrants to purchase our common stock or any shares of our capital stock that have any preference over the common stock with respect to voting, liquidation, dividends or otherwise and our common stock is the only equity presently issued and outstanding. Under the Charter Amendments, each of the newly authorized shares of common stock has the same rights and privileges as our previously authorized common stock. Adoption of the Charter Amendments did not affect the rights of the holders of our currently outstanding common stock nor did it change the par value of the common stock.
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
At December 31, 2009, our principal sources of liquidity were our cash and cash equivalents of $4,824 and borrowing availability of $8,781 under our revolving credit facility, which total $13,605. In addition, cash flow from operations is a principal source of funds. We have experienced significant operating losses since 2005 as a result of increased competition in our local and regional markets, reductions in national audience levels, and reductions in our local and regional sales force. Also, in 2009 our operating income has been affected by the economic downturn in the United States and reduction in the overall advertising market. Based on our 2010 projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness and projected working capital needs, and provide us sufficient Adjusted EBITDA to comply with our debt covenants for at least the next 12 months.
While our 2010 projections indicated we would attain sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt leverage covenant levels in 2010 (prior to such covenants being amended in March 2010), management did not believe there was sufficient cushion in our projections to outweigh the current unpredictability in the economy and our business. Accordingly, we determined it was prudent to amend our debt leverage covenants on March 30, 2010 in order to provide our business with (1) greater operational flexibility and (2) a greater time period to recover from the effects of the weakened economy and to incorporate the full benefit of the revenue initiatives and re-engineering and cost reduction actions taken by us from mid-2008 and throughout 2009. Notwithstanding these amendments to our covenants, if our operating income continues to decline, we cannot provide assurances that there will be sufficient liquidity available to us to invest in our business or Adjusted EBITDA to comply with our debt covenants.
We will file a preliminary U.S. federal income tax return carrying back our current net operating losses and an application for tentative refund in the second quarter of 2010 and anticipate receiving a refund of approximately $12,000 at the end of the second quarter or early third quarter of 2010. As part of the amendments to the Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility described above, the first $12,000 of such refund and any refund amount in excess of $17,000, will be used to pay down our Senior Notes. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. The effect of these new covenant levels and the pay down of Senior Notes on the amount of Adjusted EBITDA required by us to satisfy our covenants is demonstrated below in a table which appears under the section entitled “Existing Indebtedness”.

Changes in Financial Statement Presentation for Accounting Purposes
We follow the authoritative guidance for our financial statement presentation as determined by the Financial Accounting Standards Board (“FASB”) and SEC. As a result of the Refinancing, Gores acquired approximately 75.1% of our then outstanding equity and our then existing lenders acquired approximately 22.7% of our then outstanding equity. We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance. As a result, we have followed the acquisition method of accounting and therefore have applied the rules and guidance regarding “push down” accounting treatment to our financial statements after the closing of the Refinancing. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. In order to assist the reader, these changes are presented in our consolidated financial statements by a demarcation using either a vertical or horizontal black line, which appears between the information entitled Predecessor Company and Successor Company. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable. All costs and professional fees incurred as part of the Refinancing totaling $13,895 have been expensed as special charges ($12,699 on and prior to April 23, 2009 for the Predecessor Company and $1,196 on and after April 24, 2009 for the Successor Company).
Goodwill and Intangible Impairment
During the third quarter of 2009, the Metro Traffic television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the Metro Traffic television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders. The decrease in advertising budgets and orders is evidenced by our revenue decreasing to $78,474 in the third quarter of 2009 from $96,299 in the third quarter of 2008, which represents a decrease of approximately 18.5%. These conditions, namely the weak third quarter and the likely continuation of the current economic conditions into the fourth quarter and the immediate future, caused us at the time to reduce our forecasted results for the remainder of 2009 and 2010. We believe these updated forecasted results constituted a triggering event and therefore we conducted a goodwill impairment analysis. The new forecast would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Accordingly, we performed a Step 1 analysis in accordance with the authoritative guidance by comparing our recalculated fair value based on our new forecast to our current carrying value. The results indicated impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair values of goodwill and intangible assets for Metro Traffic with the carrying value of those assets. As a result of the Step 2 analysis we recorded a non-cash charge of $50,401 for impairment of goodwill and $100 for impairment of the Metro Traffic trademark. The majority of the impairment charge is not deductible for income tax purposes.
The estimates and assumptions used in our impairment analysis vary between our reporting units depending on the facts and circumstances specific to each unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit and the discount rates we used for our reporting units were between 15.0% and 16.0%. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
As part of our 2009 annual impairment review, we performed a Step 1 analysis at December 31, 2009. The Step 1 analysis was performed using our most current management projections. The results of the analysis indicated no impairment in either segment as of December 31, 2009. None of our reporting unit’s carrying values were greater than their average fair value during the first step of our goodwill impairment test and we were not required to perform the second step of the impairment test. We did not record an impairment charge in the fourth quarter of 2009, as we determined that the fair value of goodwill was greater than the carrying value for our reporting units. Additionally, no carrying value adjustment was made to the intangible assets for our reporting units as the estimated cash flows were greater than the carrying value of these assets on an undiscounted basis.

We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range reduces growth rates by 0.5% and increases discount rates by 0.5% and the high end of the range increases growth rates by 0.5% and decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the impairment test.
The following table shows our reporting units tested in our 2009 year-end impairment reviews and the related goodwill value associated with the reporting units at the low end, average and high end of the valuation range for a) fair values exceeding carrying values by less than 10%, b) fair values exceeding carrying values between 10% and 20%, c) fair values exceeding carrying values by more than 20% and d) carrying values that exceed fair value.

Low End
	Metro Traffic	Network	Total
Fair value exceeds carrying value by:
Less than 10%	$—	$25,912	$25,912
Greater than 20%	13,005	—	13,005
Carrying value exceeds fair value	—	—	—

Average
	Metro Traffic	Network	Total
Fair value exceeds carrying value by:
Less than 10%	$—	$25,912	$25,912
Greater than 20%	13,005	—	13,005
Carrying value exceeds fair value	—	—	—

High End
	Metro Traffic	Network	Total
Fair value exceeds carrying value by:
Greater than 20%	$13,005	$25,912	$38,917
Carrying value exceeds fair value	—	—	—
Overview of Results from Operations
Our national revenue has been trending downward for the last several years due principally to reductions in national audience levels and the audience levels of our affiliated stations. Our local/regional revenue has been trending downward due principally to increased competition, and an increase in the amount of 10 second inventory being sold by radio stations. For 2009, our operating performance has also been negatively affected by the ongoing economic downturn in the United States and, in particular, the general decline in advertiser demand for radio-related advertising products.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with the Management Agreement (which terminated on March 3, 2008), corporate accounting, legal and administrative personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the Refinancing, costs associated with the stock offering that we no longer have immediate plans to further pursue, the renegotiation of the CBS agreements, the 2009 and 2008 Gores investments, and write-down of certain costs associated with the TrafficLand arrangement and regionalization costs.

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
Restructuring
In the third quarter of 2008, we announced a plan to restructure our Metro Traffic business (commonly referred to by us as the Metro Traffic re-engineering) and to implement other cost reductions. The re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent. Management also implemented additional cost reduction initiatives in the first half of 2009 including reductions in Network programming costs, labor expense, station compensation and other operating costs, to help improve our operating and financial performance and help establish a foundation for potential profitable long-term growth. We have recognized $59,800 of savings from both the Metro Traffic re-engineering and additional cost reduction initiatives undertaken by us through the end 2009, of which $5,500 was recognized during 2008. We anticipate that the total additional savings in 2010 will be approximately $3,000, as additional phases of the Metro Traffic re-engineering and cost-reduction programs are implemented.  These anticipated savings are comprised of labor savings, lower programming costs and reductions in aviation expense, station compensation and savings from consolidation of office leases.  Many of the initiatives were fully instituted as of June 30, 2009.
These savings will be offset somewhat by specific strategic investments, including: strengthening our sales force in both the Network and Metro Traffic segments, investments in new programming, digital, and systems infrastructure, television inventory outlays, incremental costs related to our TrafficLand License Agreement (as described in more detail below in “Investments”), and expenses under the Company’s distribution arrangement with CBS Radio, which partly resulted from increased clearance levels by CBS Radio.
CBS Agreements
Our Master Agreement with CBS Radio documents a long-term distribution arrangement in which CBS Radio will broadcast certain of our commercial inventory for our Network and Metro Traffic and information businesses through March 31, 2017 in exchange for certain programming and/or cash compensation. The new arrangement with CBS Radio is particularly important to us, as in recent years, the radio broadcasting industry has experienced a significant amount of consolidation. As a result, certain major radio station groups, including Clear Channel Communications and CBS Radio, have emerged as powerful forces in the industry. While we provide programming to all major radio station groups, our extended affiliation agreements with most of CBS Radio’s owned and operated radio stations provide us with a significant portion of audience that we sell to advertisers.

Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such factors contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS limits the impact of these circumstances in most instances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. At this point, we believe that over time we will be able to increase prices for this larger audience; however, if we cannot, the higher costs incurred by us, without offsetting revenue gains, may continue to be a contributing factor to our decline in operating income.
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
Presentation of Results
During this year, we have identified certain immaterial errors in our financial statements, which we corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the period ended December 31, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and accordingly we have not restated any prior period financial statements. In an ongoing effort to improve our control environment, we have made further enhancements to our financial reporting personnel subsequent to December 31, 2009 and intend to continue to evaluate our internal controls during the fourth quarter and make further improvements as necessary.
Our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the sections entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable. For management purposes we continue to measure our performance against comparable prior periods.
For purposes of presenting a comparison of our 2009 results to prior periods, we have presented our 2009 results as the mathematical addition of the Predecessor Company and Successor Company periods. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with generally accepted accounting principles in the United States (“GAAP”), may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

Below is a reconciliation of our financial statements to this non-GAAP measure.

	Successor Company	Predecessor Company	Combined Total
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009 to	For the year ended	For the year ended
	December 31, 2009	April 23, 2009	December 31, 2009	December 31, 2008
Revenue	$228,860	$111,474	$340,334	$404,416

Operating costs	213,521	111,580	325,101	360,492
Depreciation and amortization	21,473	2,585	24,058	11,052
Corporate general and administrative expenses	7,683	4,248	11,931	13,442
Goodwill and intangible impairment	50,501	—	50,501	430,126
Restructuring charges	3,976	3,976	7,952	14,100
Special charges	5,554	12,819	18,373	13,245

Total operating costs	302,708	135,208	437,916	842,457

Operating loss	(73,848)	(23,734)	(97,582)	(438,041)

Interest expense	14,782	3,222	18,004	16,651
Other income, net	(5)	(359)	(364)	(12,369)

Loss before income tax	(88,625)	(26,597)	(115,222)	(442,323)
Income tax benefit	(25,025)	(7,635)	(32,660)	(14,760)

Net loss	$(63,600)	$(18,962)	$(82,562)	$(427,563)

We established a new organizational structure in 2008 pursuant to which we manage and report our business in two operating segments: Metro Traffic and Network. Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,200 radio and 170 television stations. Our Network segment produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features. We evaluate segment performance based on segment revenue and segment operating (loss) income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. Operating costs are captured discretely within each segment. Our accounts receivable and property, plant and equipment are captured and reported discretely within each operating segment.
Revenue
Revenue presented by operating segment for the years ended December 31 is as follows:

	2009		2008		2007
	$	% of Total	$	% of Total	$	% of Total

Metro Traffic	$156,487	46%	$194,884	48%	$232,445	51%
Network	183,847	54%	209,532	52%	218,939	49%

Total (1)	$340,334	100%	$404,416	100%	$451,384	100%

(1)
As described above, we currently aggregate revenue data based on the operating segment. A number of advertisers purchase both local/regional and national or Network commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the year ended December 31, 2009, total revenue decreased $64,082, or 16%, from $404,416 to $340,334. For the year ended December 31, 2008 revenue decreased $46,968, or 10%, from $451,384 for the year ended December 31, 2007. The decrease in 2009 was principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending, which started to contract in the second half of 2008 and continued in 2009. Revenue for all periods was adversely affected by increased competition and lower audience levels.

For the year ended December 31, 2009, Metro Traffic revenue decreased to $156,487, a decline of 20%, from $194,884 in 2008. The 2009 decrease is principally related to a weak local advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. In 2008, Metro Traffic revenue decreased to $194,884, a decline of 16% from $232,445 in 2007. The 2008 decrease is primarily due to the economic downturn that began in the last half of 2008, a weak local advertising marketplace, primarily in the automotive, financial services and retail categories, increased competition and an ongoing reduction in 10 second inventory units available to sell. The reduced demand was experienced in most markets and advertiser categories.
For the year ended December 31, 2009, Network revenue decreased to $183,847, compared to $209,532 for 2008, a 12% decline. In 2008, Network revenue decreased to $209,532 compared to $218,939 in 2007, a decrease of 4%. The declines in 2009 and 2008 are primarily the result of the cancellation of certain programs, declines in audience, lower revenue from our RADAR network inventory and the general decline in advertising spending which began to contract in 2008, accelerated toward the end of 2008 and continued throughout much of 2009,.
Expenses
Operating costs
Operating costs for the years ended December 31, were as follows:

	2009		2008		2007
	$	% of Total	$	% of Total	$	% of Total

Payroll and payroll related	$82,191	25%	$100,651	28%	$97,497	28%
Programming and production	78,385	24%	98,620	27%	101,839	29%
Program and operating	25,138	8%	15,781	4%	14,181	4%
Station compensation	75,216	23%	79,874	22%	75,509	22%
Other operating expenses	64,169	20%	65,566	18%	61,413	18%

	$325,101	100%	$360,492	100%	$350,440	100%

Operating costs decreased $35,391, or 10%, to $325,101 in 2009 from $360,492 in 2008. The decrease reflects the benefit of the Metro Traffic re-engineering and cost reduction programs, which began in the last half of 2008 and continued through 2009, and which were partially offset by increases in program and operating costs, primarily due to TV inventory purchases, and other investments in the business. Payroll and payroll related costs declined $18,460 or 18%, as a result of the salary and headcount reductions. Programming and production costs decreased by $20,234 from $98,620 to $78,385 due to lower talent fees as well as reduced revenue sharing expense as a result of our lower revenue. Program and operating costs increased to $25,138 from $15,781, reflecting increased purchases of television and other inventory, higher operating costs in the digital area and expenses related to our License Agreement with TrafficLand. Station compensation expense decreased by $4,658, primarily due to the renegotiation and cancellation of certain affiliate arrangements Other operating expenses declined from $65,566 to $64,171, reflecting the benefit of the Metro Traffic re-engineering program, primarily related to facilities, aviation, communication and other costs, partially offset by a 2009 asset write-off of $1,652.
Operating costs increased $10,052, or 3%, to $360,492 in 2008 from $350,440 in 2007 due to increased station compensation and salary costs, which were partially offset by the elimination of management fees as a result of the new CBS arrangement. Payroll and payroll related costs increased $3,154 or 3% as a result of management additions and staff additions in the digital area, partially offset by headcount reductions. Programming and production costs decreased by $3,022 from $101,839 to $98,620, primarily related to the CBS arrangement. Program and operating costs increased to $15,781 from $14,181 reflecting increased purchases of television and other inventory. Station compensation expense increased by $4,365, due to increased fees under the CBS agreement and other continuing contracts. Other operating expenses increased from $61,413 to $65,566.

Depreciation and Amortization
Depreciation and amortization in 2009 increased $13,006, or 118%, to $24,058. The increase is primarily attributable to the increase in the fair value of amortizable intangibles that were recorded as a result of the Refinancing and our application of push down acquisition accounting and by increased depreciation and amortization from our additional investments in systems and infrastructure. This was partially offset by a decrease in warrant amortization expense as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio and decreased depreciation for leasehold improvements from the closure and consolidation of facilities.
In 2008, depreciation and amortization decreased $8,788, or 44%, to $11,052 primarily as a result of the cancellation of the CBS warrants.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $1,511 to $11,931 for 2009 as compared to $13,442 in 2008. The decrease is due to reduced legal fees for normal operations of $949 and reduced consulting fees of $767, partially offset by increases in accounting and auditing fees of $609.
Corporate general and administrative expenses in 2008 increased slightly to $13,442 from $13,171 in 2007, a $271, or 2%, increase. The increase reflects an increase in salary and wages and stock-based compensation for corporate management, partially offset by a reduction in legal fees and the CBS management fee.
Goodwill and Intangible Impairment
In September 2009, a triggering event occurred as a result of updated forecasted results for 2009 and 2010, and therefore, we conducted a goodwill impairment analysis. The results indicated impairment in our Metro Traffic segment. As a result of the analysis, we recorded an impairment charge of $50,401 to Metro Traffic goodwill and $100 to Metro Traffic’s trademark.
In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter).
Restructuring Charges
In connection with the Metro Traffic re-engineering and other cost reductions, which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming, that commenced in the last half of 2008, we recorded $7,952 and $14,100 in restructuring charges for the twelve months ended December 31, 2009 and December 31, 2008, respectively. The Metro Traffic re-engineering and other cost savings programs were completed by the end of 2009.
Special Charges
We incurred costs aggregating $18,373, $13,245 and $4,626 in 2009, 2008 and 2007, respectively. Special charges for 2009 included: Refinancing costs of $13,895, including transaction fees and expenses related to negotiation of the definitive documentation, fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g., Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the Senior Credit Facility); $1,852 for the asset write-down associated with the TrafficLand arrangement; $1,698 in professional fees and other costs related to the S-1 stock offering that we currently have no immediate plans to further pursue; and $928 in costs related to the regionalization program, Culver City financing costs and costs associated with the acquisition of Jaytu (d/b/a SigAlert). Special charges for 2008 consisted of $5,000 of contract termination costs, $6,624 of associated legal and professional fees incurred in connection with the new CBS arrangement and $1,621 for re-engineering expenses.

Operating (Loss) Income
Operating (loss) income presented by operating segment is as follows for the years ending December 31:

	Year Ended December 31,
	2009	2008	2007

Metro Traffic	$(11,935)	$24,577	$64,033
Network	1,475	14,562	30,943

Total segment operating income	$(10,460)	$39,139	$94,976
Corporate expenses	(10,296)	(19,709)	(27,043)
Goodwill and intangible impairment	(50,501)	(430,126)	—
Restructuring charges	(7,952)	(14,100)	—
Special charges	(18,373)	(13,245)	(4,626)

Operating (loss) income	$(97,582)	$(438,041)	$63,307

We incurred an operating loss of $97,582 in 2009 compared to an operating loss $438,041 in 2008. The operating loss for 2009 decreased from 2008 due primarily to the higher goodwill impairment charges in 2008 of $430,126 versus the goodwill impairment charge of $50,401 in 2009. The decline in operating income between 2009 and 2008, absent the goodwill impairment charge, is primarily related to a weak advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. The decline in revenue was partially offset by the realignment of our cost base, net of restructuring charges, which actions were taken as part of our Metro re-engineering and other reduction initiatives.
Metro Traffic
Operating income in our Metro Traffic segment decreased by $36,512 to a loss of $11,935 in 2009 compared to income of $24,577 in 2008 primarily due to lower revenue of $38,397, increased amortization expense from an increase in the value of amortizable intangible assets of $11,550 and higher program and operating costs, primarily television inventory purchases, of $9,299. These increases were partially offset by reductions in the following areas: salaries and related expenses of $13,223, aviation expense of $5,818, station compensation of $1,913 and rent of $1,455, as well as, a general decrease in other operating expenses due to cost saving measures. We allocate certain operating costs to each segment. During 2009, we refined our allocation of accounting and auditing fees to the Metro Traffic segment, which resulted in an increase of expense for the Metro Traffic segment in 2009 of $1,394 compared to 2008. Total accounting and audit fees for the Company increased by $609 during 2009.
Metro Traffic’s operating income in 2008 decreased by $39,456, which was driven primarily by the $37,562 decline in revenue noted above.
Network
Operating income in our Network segment decreased by $13,087 to $1,475 in 2009 compared to income of $14,562 in 2008. The decrease was due to lower revenue of $25,685, increased amortization expense of $2,634 from an increase in the value of amortizable intangible assets, increased depreciation from investments in infrastructure of $1,433 and higher accounting and audit fees of $1,452. These expense increases were partially offset by decreases in salary and related costs of $3,926, program commissions of $6,245, talent costs of $4,037, broadcast rights of $2,939 and CBS fees of $2,583. We allocate certain operating costs to each segment. During 2009, we refined our allocation of accounting and auditing fees to the Network segment, which resulted in an increase of expense for the Network segment in 2009 of $1,452 compared to 2008. Total accounting and audit fees for the Company increased by $609 during 2009.
Network’s operating income in 2008 decreased by $16,381, which was comprised of a decline in revenue of $9,406 and increased station compensation and salary costs, which were partially offset by the elimination of management fees as a result of the new CBS arrangement.

Interest Expense
Interest expense increased $1,353, or 8%, to $18,004 for the twelve months ended December 31, 2009 from $16,651 in the comparable period of 2008. The increase reflects higher average interest rates on the Senior Notes and Senior Credit Facility, partially offset by the lower average debt levels during 2009 as a result of our Refinancing that closed on April 23, 2009. As a result of our Refinancing, the interest payments on our debt on an annualized basis (i.e., from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) increased from approximately $12,000 to $19,000, $6,000 of which will be PIK (such interest accrues on a quarterly basis and is added to the principal amount of our debt). The increase was partially offset by a one-time reversal of interest expense in 2009 from the settlement of an amount owed to a former employee of $754.
Interest expense in 2008 decreased $6,975 from $23,626 in 2007 to $16,651 in 2008, reflecting the decrease in the amount of outstanding debt. Our weighted average interest rate was 13.9% in 2009, 6.5% in 2008 and 6.3% in 2007.
Other (Income) Expense
Other income was $364, $12,369 and $411 in 2009, 2008, and 2007, respectively. Other income in 2008 was principally due to a gain on the sale of securities of $12,420.
Provision for Income Taxes
Income tax benefit in 2009 increased $17,900, or 121%, to $32,660 from $14,760 in 2008, primarily due to the operating loss and higher deductible expenses in 2009. Income tax expense in 2008 decreased $30,484, or 194%, to a benefit of $14,760 from a provision of $15,724 in 2007, which reflected a portion of the goodwill impairment charge recorded during the year, being deductible for tax purposes.
Our effective 2009 income tax rate was impacted by the 2009 goodwill impairment charge, which for the most part was substantially non-deductible for tax purposes. The effective 2008 income tax rate was impacted by the 2008 goodwill impairment charge, which was substantially non-deductible for tax purposes. The 2007 effective income tax rate benefited from a change in New York State tax law on our deferred tax balance (approximately $100).
The effective tax rate in 2009 was 28.3%, compared to 3.3% in 2008. The change in the effective tax rate is the result of large non-deductible expenses in 2008 for goodwill impairments, compared to a smaller impairment in 2009 and other items.
Existing Indebtedness
Our existing debt totaling $146,927 consists of: $121,927 under the Senior Notes maturing July 15, 2012 (which includes $13,500 classified as current maturities of long term-debt and $11,165 due to Gores) and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $5,000 under our revolving credit facility. The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by subsidiaries of the Company and Gores. We borrowed the entire amount of the term loan on April 23, 2009 and did not make any borrowings under the revolving credit facility at that time. The amount drawn under the revolving credit facility on December 31, 2009 was $5,000. The Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of December 31, 2009, the PIK interest was $4,427. The Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by the subsidiaries of the Company and are secured by a first priority lien on substantially all of the Company’s assets.

Loans under our existing Credit Agreement (which govern the Senior Credit Facility) bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).
Both the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the Senior Notes over our Adjusted EBITDA) referred to in this report as our debt leverage covenant. The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement.
On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009, on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we paid down our Senior Notes by $3,500 on March 31, 2010. The amendments also included consents by holders of the Senior Notes and Wells Fargo Foothill regarding the potential Culver City building financing and in the case of the amendment to the Senior Credit Facility, an increase in the letters of credit sub-limit from $1,500 to $2,000.
On March 30, 2010, we entered into additional agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to modify our debt leverage covenants for periods to be measured (on a trailing four-quarter basis) on March 31, 2010 and beyond. As part of the amendment to the Securities Purchase Agreement, the quarterly debt leverage covenants for 2010 have been eased to levels of 8.00, 7.50, 7.00 and 6.50, respectively, and the original quarterly covenants for 2010 now apply to 2011. The original quarterly covenants for 2012 remain unchanged. The amendment to the Securities Purchase Agreement also contemplates that we will pay down our Senior Notes out of the proceeds of the tax refund we anticipate receiving in the second or third quarter of 2010. The first $12,000 of such refund and any refund amount in excess of $17,000 will be used to pay down our Senior Notes. Gores has guaranteed up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. The quarterly debt leverage covenants that appear in the Senior Credit Facility have also been amended to maintain the 15% cushion that exists between the debt leverage covenant applicable to the Senior Credit Facility and the corresponding covenant in the Securities Purchase Agreement governing the Senior Notes. By way of example, the 8.00, 7.50, 7.00 and 6.50 covenants in the Securities Purchase Agreement (applicable to the Senior Notes) are 9.20, 8.65, 8.05 and 7.50, respectively, in the Senior Credit Facility.
Adjusted EBITDA for the year ended December 31, 2009 was $10,374. Under the terms of our Senior Notes, in order to satisfy our 8.00 to 1.00 covenant for the twelve month period ended March 31, 2010, we must realize an Adjusted EBITDA (loss) for the three months ended March 31, 2010 of no more than $(2,320). As a point of reference, our Adjusted EBITDA for the three months ended March 31, 2009 was a loss of $(6,940). Our Adjusted EBITDA for the last three quarters of 2009 was $17,314.
In order to satisfy our 7.50 to 1.00 covenant for the twelve month period ending June 30, 2010, we must realize a minimum Adjusted EBITDA of $7,949 for the six months ended June 30, 2010. This compares to our Adjusted EBITDA for the six months ended June 30, 2009 of $2,130. Adjusted EBITDA for the last two quarters of 2009 was $8,244.
In order to satisfy our 7.00 to 1.00 covenant for the twelve month period ending September 30, 2010, we must realize a minimum Adjusted EBITDA of $11,847 for the nine months ended September 30, 2010. This compares to our Adjusted EBITDA for the nine months ended September 30, 2009 of $4,283. Adjusted EBITDA for the last quarter of 2009 was $6,091.

Our maximum senior leverage ratio (also referred to herein as our “debt leverage covenant”), defined as the principal amount of Senior Notes over our Adjusted EBITDA (defined below), is measured on a trailing, four-quarter basis. The covenant is the same under our Securities Purchase Agreement, governing the Senior Notes and our Senior Credit Facility, governing the Senior Credit Facility, except that they have different maximum levels. We have presented the more restrictive of the two levels below.

	Maximum		Required Last Twelve
	Senior Leverage Ratio	Principal Amount of Senior Notes	Months (FE LTM) Minimum
Quarter Ending	Covenant	Estimated Outstanding (Includes PIK)*	Adjusted EBITDA*
3/31/2010	8.00 to 1.0	$119,951	$14,994
6/30/2010	7.50 to 1.0	121,450	16,193
9/30/2010	7.00 to 1.0	112,911	16,130
12/31/2010	6.50 to 1.0	114,322	17,588
3/31/2011	6.00 to 1.0	115,751	19,292
6/30/2011	5.50 to 1.0	117,198	21,309
9/30/2011	5.00 to 1.0	118,663	23,733
12/31/2011	4.50 to 1.0	120,146	26,699
3/31/2012	3.50 to 1.0	121,648	34,757
6/30/2012	3.50 to 1.0	123,169	35,191
The above chart reflects a payment of: (1) $3,500 on or before March 31, 2010 of the $121,927 principal amount of Senior Notes outstanding on December 31, 2009 (including the PIK interest that accrues to the principal on a quarterly basis) and (2) $10,000 (the minimum repayment required) on or before August 16, 2010 of the then outstanding principal amount of Senior Notes.
Adjusted EBITDA has the same definition in both of our borrowing agreements and means Consolidated Net Income adjusted for the following: (1) minus any net gain or plus any loss arising from the sale or other disposition of capital assets; (2) plus any provision for taxes based on income or profits; (3) plus consolidated net interest expense; (4) plus depreciation, amortization and other non-cash losses, charges or expenses (including impairment of intangibles and goodwill); (5) minus any “extraordinary,” “unusual,” “special” or “non-recurring” earnings or gains or plus any “extraordinary,” “unusual,” “special” or “non-recurring” losses, charges or expenses; (6) plus restructuring expenses or charges; (7) plus non-cash compensation recorded from grants of stock appreciation or similar rights, stock options, restricted stock or other rights; (8) plus any Permitted Glendon/Affiliate Payments (as described below); (9) plus any Transaction Costs (as described below); (10) minus any deferred credit (or amortization of a deferred credit) arising from the acquisition of any Person; and (11) minus any other non-cash items increasing such Consolidated Net Income (including, without limitation, any write-up of assets); in each case to the extent taken into account in the determination of such Consolidated Net Income, and determined without duplication and on a consolidated basis in accordance with GAAP.
“Permitted Glendon/Affiliate Payments” means payments made at our discretion to Gores and its affiliates including Glendon Partners for consulting services provided to Westwood One and “Transaction Costs” refers to the fees, costs and expenses incurred by us in connection with the Restructuring.
Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. While Adjusted EBITDA does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs, we use Adjusted EBITDA as defined in our lender agreements as a liquidity measure, which is different from operating cash flow, the most directly comparable financial measure calculated and presented in accordance with GAAP. We have provided below the requisite reconciliation of operating cash flow to Adjusted EBITDA.

Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Years ended December 31,
	2009	2008	2007
Net cash (used in) provided by operating activities	$(24,919)	$2,038	$27,901
Interest expense	18,004	16,651	23,626
Income taxes (benefit)	(32,660)	(14,760)	15,724
Restructuring	7,952	14,100	—
Special charges and other (1)	20,025	16,517	4,626
Investment income	(188)	(207)	—
Other non-operating income	(364)	(998)	(412)
Deferred taxes	33,782	13,907	6,480
Amortization of deferred financing costs	(331)	(1,674)	(481)
Change in assets and liabilities	(10,928)	(6,376)	19,914

Adjusted EBITDA	$10,373	$39,198	$97,378

(1)
Special charges and other includes expense of $1,652 and $3,272 classified as general and administrative expenses and operating costs, respectively, on the Statement of Operations for the years ended December 31, 2009 and 2008, respectively.

Net cash used in operating activities was $24,919 for the twelve-month period ended December 31, 2009 and cash provided by operating activities was $2,038 for the year ended December 31, 2008, an increase of $25,127 in net cash used by operating activities. The increase principally reflects the increased net loss, before impairment charges and other non-cash expenses. On February 26, 2010, we repaid in full all previously deferred payments due to CBS Radio under the Master Agreement.
Our business does not usually require significant cash outlays for capital expenditures. Capital expenditures for the twelve month period ended December 31, 2009 decreased $745 to $6,568 from $7,313 for the comparable period of 2008. The decrease in 2009 is principally attributable to the lower spending in the first half of 2009 on infrastructure purchases, which became more significant in the last half of 2009.
We did not pay dividends to our stockholders during 2009 or 2008. In 2007, we paid dividends to our stockholders in the amount of $1,663. In May 2007, our Board elected to discontinue the payment of a dividend on our common stock. The payment of dividends on our common stock is prohibited by the terms of our Senior Notes and Senior Credit Facility. There are no plans to declare dividends on our common stock for the foreseeable future. Additionally, our Senior Credit Facility and Senior Notes contain covenants that restrict our ability to repurchase shares of our common stock.
Investments
Jaytu (d/b/a SigAlert)
On December 31, 2009, we purchased Jaytu. At December 31, 2009, we issued 232,277 shares of its common stock with a fair value of $1,045 (based on a per share price of $4.50) and paid $1,250 in cash to the members of Jaytu. The members of Jaytu may earn up to an additional $1,500 in cash upon the delivery and acceptance of certain traffic products in accordance with certain specifications mutually agreed upon by the parties, including commercial acceptance and/or first usage of the products by our television affiliates. The assets purchased are software and technology assets included in intangible assets. The operations and assets of Jaytu (d/b/a SigAlert) are included in the Metro Traffic segment.

TrafficLand
On December 22, 2008, Metro Traffic Networks Communications, Inc. and TrafficLand entered into a License and Services Agreement (the “TrafficLand License Agreement”) which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (parent of Metro Traffic Networks Communications, Inc.), TLAC, Inc. (a wholly-owned subsidiary of Westwood One) and TrafficLand entered into an option agreement granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties had previously negotiated and placed into escrow. We ultimately chose not to exercise the option to purchase TrafficLand, and accordingly the Option Agreement and Merger Agreement were terminated. As a result, the License Agreement will continue until December 31, 2011.
GTN
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other (income) expense in the Consolidated Statement of Operations.
POP Radio
On October 28, 2005, we became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2009 was de minimis. Pursuant to the terms of a 2006 recapitalization of POP Radio, if and when one of the other partners elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%.
Contractual Obligations and Commitments
The following table lists our future contractual obligations and commitments as of December 31, 2009:

	Payments due by Period
Contractual obligations (1)	Total	<1 year	1 - 3 years	3 - 5 years	>5 years

Debt (2)	$186,299	$25,216	$161,083	$—	$—
Capital lease obligations	1,600	960	640	—	—
Building financing (3)	10,271	875	1,844	1,976	5,576
Operating leases	43,682	4,900	11,435	10,357	16,990
Other long-term obligations	585,774	123,850	173,763	131,321	156,840

Total contractual obligations	$827,626	$155,801	$348,765	$143,654	$179,406

(1)	The above table excludes our Fin 48 reserves and deferred tax liabilities as the future cash flows are uncertain as of December 31, 2009.

(2)
Includes the estimated net interest payments on fixed and variable rate debt. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2009, and borrowings outstanding are assumed to remain at current levels.

(3)	Includes payments related to the financing of our Culver City Properties.
We have long-term noncancelable operating lease commitments for office space and equipment and capital leases for satellite transponders.
Included in other long-term obligations enumerated in the table above, are various contractual agreements to pay for talent, broadcast rights, research and various related party arrangements, including $462,531 of payments due under the new CBS arrangement and the previous Management Agreement. As discussed in more detail below, on October 2, 2007, we entered into a long term distribution arrangement with CBS Radio which closed on March 3, 2008. As a result of the new arrangement with CBS Radio, total contractual obligations included in the above table are $462,531 ($74,478 within 1 year; $116,476 1-3 years; $123,487 3-5 years; and, $148,090 beyond 5 years).

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
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1 — Business and Item 1A — Risk Factors), which would require us to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized.
Program Rights – Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.
Valuation of Goodwill and Intangible Assets – Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with the authoritative guidance, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.
Prior to 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative commenced in the fourth quarter of 2008, we installed separate management for the Network and Metro Traffic divisions providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
On an annual basis and upon the occurrence of certain interim triggering events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. In 2009, we determined that our goodwill was impaired and recorded impairment charges totaling $50,401. The carrying value of our goodwill at December 31, 2009 is $38,917.

Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contacts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortize the value assigned to affiliate agreements on an accelerated basis (period ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. We review the recoverability of our finite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. During 2009 an impairment of intangible assets of $100 was recorded for the reduction in the value of the Metro Traffic trademark.
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
Estimated useful lives of property, plant and equipment – We estimate the useful lives of property, plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The useful lives, which are disclosed in Note 1- Basis of Presentation of the consolidated financial statements, are estimated at the time the asset is acquired and are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. Alternately, these types of technological changes could result in the recognition of an impairment charge to reflect the write-down in value of the asset.
Income Taxes - We use the asset and liability method of financial accounting and reporting for income taxes required by the authoritative guidance. Under the authoritative guidance, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.
We classified interest expense and penalties related to unrecognized tax benefits as income tax expense in accordance with the authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income, which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the year ended December 31, 2009. We will continue to assess the need for a valuation allowance at each future reporting period.

Recent Accounting Pronouncements Affecting Future Results
In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of GAAP and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our third quarter ended September 30, 2009, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial position or results of operations.
In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance for our second quarter ended June 30, 2009. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009.  As such, we adopted the new guidance in the second quarter ended June 30, 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 9 — Fair Value Measurements of the Consolidated Financial Statements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing and for the acquisition of the business assets of Jaytu (d/b/a SigAlert), in the fourth quarter of 2009. (See Note 1 – Basis of Presentation of the Consolidated Financial Statements).
In November 2008, the FASB issued new guidance intended to provide application guidance on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. Our adoption of the new guidance did not have a significant impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the new guidance in the fourth quarter of 2009 had no impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. This new guidance establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements. The implementation of this standard, effective for our interim financial statements ending September 30, 2009, did not have a material impact on our consolidated financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to changing interest rates under the Senior Credit Facility. We manage interest rate risk through the use of a combination of fixed and floating rate debt. From time to time, we make use of derivative financial instruments to adjust its fixed and floating rate ratio. We were not party to any derivative financial instruments during 2009.
We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.
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
The Audit Committee of the Board of Directors, which is comprised solely of directors who are independent under NASDAQ rules and regulations, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining our independent accountants. The independent accountants have full and free access to the Audit Committee with and without management’s presence. Members of the Audit Committee meet the stringent independence standards and at least one member has financial expertise. From March 16, 2009, when we were delisted from the NYSE, to November 20, 2009, when our common stock was listed on the NASDAQ Global Market under the ticker symbol “WWON”, we were not subject to the listing requirements of any national securities exchange or national securities association. Effective November 20, 2009, the Company became subject to NASDAQ rules and regulations except where it relies on the “controlled company” exemption to the board of directors and committee composition. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ rules which require that our audit committee be composed of at least three independent directors. The Board used the NASDAQ standard of “independence” in determining Messrs. Ming, Nunez and Wuensch independence.
The consolidated financial statements and the related notes and schedules are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-42 and by this reference incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of December 31, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and concluded that it is effective as of such date.
The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended December 31, 2009, we identified a material weakness related to accounting for income taxes that resulted in adjustments to the 2009 annual consolidated financial statements as discussed in Note 14 to the consolidated financial statements.
Specifically, we did not maintain effective controls over the completeness and accuracy of our quarterly and year-end tax provision calculations with respect to liabilities for uncertain tax positions in accordance with accounting principles generally accepted in the United States of America. More specifically, we did not have the appropriate technically competent resources in place to perform an adequate review of the calculation of the liability for uncertain tax positions. This material weakness resulted in adjustments identified by management relating to uncertain income tax exposures that we recorded in the fourth quarter of fiscal 2009 and could have resulted in a material misstatement of the income tax accounts and related disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
We have concluded that this material weakness was remediated during the quarter ended December 31, 2009 due to the implementation of the following enhancement of our internal controls over the calculation of the liability for uncertain tax positions, the related balance sheet accounts and related disclosures:
We enhanced the technical proficiency of our tax function to review our calculation of the liability for uncertain tax positions and the related balance sheet accounts on an annual and quarterly basis. Specifically:
•
We created the position of Senior Vice President, Finance and Principal Accounting Officer, with the requisite experience to enhance our review of the calculation of the liability for uncertain tax positions.

•	We engaged a reputable professional services firm to assist us in the calculation of the liability for uncertain tax positions. In prior periods, we used internal resources.
•	In addition, tax experts from Glendon reviewed the Company’s calculation of the liability for uncertain tax positions.
These controls were tested and determined to be operating effectively during the quarter and annual period ended December 31, 2009.
In addition, these new controls also materially enhanced our controls over all areas related to accounting for income taxes.
During the quarter ended December 31, 2009, we adopted changes in our internal controls in order to implement a more robust review of our financial reporting process and improve communication between certain of our departments.
As discussed above, there were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:
•
if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K
1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.
3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (41)
3.1.2	Certificate of Elimination, filed with the Secretary of State of the State of Delaware on November 18, 2009. (42)
3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (40)
4.1	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (40)
4.1.1	Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between Registrant and the noteholders parties thereto. (43)
4.2	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)
4.2.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)
4.3	Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.4	Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)
4.5
Shared Security Agreement, dated as of February 28, 2008, by and among Registrant, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (34)

4.5.1
First Amendment to Security Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., each of the subsidiaries of Westwood One, Inc. and The Bank of New York Mellon, as collateral trustee. (40)

10.1	Credit Agreement, dated as of April 23, 2009, by and among Westwood One, Inc., Wells Fargo Foothill, LLC, and the lenders signatory thereto. (40)
10.1.1
Waiver and First Amendment, dated as of October 14, 2009, to Credit Agreement, dated as of April 23, 2009, by and between Registrant, the lenders party thereto and Wells Fargo Foothill, LLC, as administrative agent for the lenders. (43)

10.2	Agreement of Purchase and Sale, dated as of December 3, 2009, between the Company and NLC-Lindblade, LLC +
10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)
10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)
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

EXHIBIT
NUMBER (A)	DESCRIPTION

10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)
10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)
10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)
10.8	Employment Agreement, effective May 1, 2003, between Registrant and Paul Gregrey, as amended by Amendment 1 to Employment Agreement, effective January 1, 2006. (35)*
10.8.1	Amendment No. 2 to Employment Agreement, dated May 4, 2007, between Registrant and Paul Gregrey (27)*
10.8.2	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Paul Gregrey (47)*
10.9	Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (28)*
10.9.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Registrant and David Hillman. (29)*
10.10	Registrant Amended 1999 Stock Incentive Plan. (22)*
10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19)*
10.12	Registrant 1989 Stock Incentive Plan. (3)*
10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5)*
10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One Radio Networks, Inc. and between Infinity and Westwood One Radio Networks, Inc. relating to New York, New York offices. (11)
10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17)*
10.16	Employment Agreement, effective January 1, 2004, between Registrant and Andrew Zaref. (18)*
10.16.1	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, between Registrant and Andrew Zaref (24)*
10.17	Registrant 2005 Equity Compensation Plan (19)*
10.18	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20)*
10.19	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21)*
10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21)*
10.21	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*
10.22	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*
10.23	Employment Agreement, effective as of July 16, 2007, by and between Registrant and Gary Yusko. (29)*
10.24	Master Agreement, dated as of October 2, 2007, by and between Registrant and CBS Radio Inc. (31)
10.25	Employment Agreement, effective as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.25.1	Separation Agreement, effective as of October 31, 2008, by and between Registrant and Thomas F.X. Beusse (38)*
10.26	Consent Agreement, dated as of January 8, 2008, made by and among CBS Radio Inc., Registrant, and Thomas F.X. Beusse. (30)*
10.27	Stand-Alone Stock Option Agreement, dated as of January 8, 2008, by and between Registrant and Thomas F.X. Beusse. (30)*
10.28	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (32)*
10.29	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (32)
10.30	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (33)
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

EXHIBIT
NUMBER (A)	DESCRIPTION

10.33
Shared Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of February 28, 2008, by Registrant, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of New York, as Beneficiary (34)

10.34	Mutual General Release and Covenant Not to Sue, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.35	Amended and Restated News Programming Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.36	Amended and Restated Technical Services Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.37	Amended and Restated Trademark License Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.38	Registration Rights Agreement, dated as of March 3, 2008, by and between Registrant and CBS Radio Inc. (33)
10.39	Lease for 524 W. 57th Street, dated as of March 3, 2008, by and between Registrant and CBS Broadcasting Inc. (33)
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

10.42	Employment Agreement, dated as of July 7, 2008, between Registrant and Steven Kalin. (6)*
10.42.1
Amendment No. 1 to Employment Agreement, dated as of December 22, 2008, by and between the Registrant and Steven Kalin, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended (47)*

10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*
10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*
10.45	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. (47)*
10.46	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)
10.48	Employment Agreement, dated as of May 12, 2008, between Registrant and Andrew Hersam. (47)*
10.48.1	Separation Agreement, effective as of March 31, 2009, by and between Registrant and Andrew Hersam. (45)*
10.48.2	Consulting Agreement made as of April 27, 2009, by and between Registrant and Andrew Hersam. (45)*
10.49	Agreement of Sublease made as of November 2, 2009, by and between Marsh & McLennan Companies, Inc. and Westwood One Radio Networks, Inc. (42)
10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended (47)*
10.51	Employment Agreement, dated April 29, 1998, between Registrant and Norman J. Pattiz. (8) *
10.52	Single Tenant Triple Net Lease, dated as of December 17, 2009, between the Company and NLC-Lindblade, LLC +
10.53	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16)*
10.53.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7)*
10.53.2	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (30)*
10.53.3	Amendment No. 4, effective December 31, 2008, to the employment agreement by and between Westwood One, Inc. and Norman Pattiz, dated as of April 29, 1998, as amended. (44)*
10.53.4	Amendment No. 5, effective June 11, 2009, to the employment agreement by and between Westwood One, Inc. and Norman Pattiz, dated as of April 29, 1998, as amended. (44)*
10.54	Master Mutual Release, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties party to the Securities Purchase Agreement. (40)

EXHIBIT
NUMBER (A)	DESCRIPTION

10.55	Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.56	Amendment No. 1 to Registration Rights Agreement, dated as of April 23, 2009, between Westwood One, Inc. and Gores Radio Holdings, LLC. (40)
10.57
Investor Rights Agreement, dated as of April 23, 2009, among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto. (40)

14.1	Westwood One, Inc. Code of Ethics. (46)
21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s current report on Form 8-K dated July 7, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 (filed on March 5, 2008) and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.

(40)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(41)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(42)	Filed as an exhibit to Company’s current report on Form 8-K dated November 20, 2009 and incorporated herein by reference.

(43)	Filed as an exhibit to Amendment No. 3 of the Company’s registration statement on Form S-1 and incorporated herein by reference.

(44)	Filed as an exhibit to Company’s current report on Form 8-K dated June 18, 2009 and incorporated herein by reference.

(45)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(46)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
Date: March 31, 2010	By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	President and Chief Financial Officer (Principal Executive Officer)	March 31, 2010

/S/ NORMAN J. PATTIZ Norman J. Pattiz	Chairman of the Board of Directors	March 31, 2010

/S/ MARK STONE Mark Stone	Vice-Chairman of the Board of Directors	March 31, 2010

/S/ ANDREW P. BRONSTEIN	Director	March 31, 2010
Andrew P. Bronstein

/S/ JONATHAN I. GIMBEL	Director	March 31, 2010
Jonathan I. Gimbel

/S/ SCOTT M. HONOUR	Director	March 31, 2010
Scott M. Honour

/S/ H MELVIN MING	Director	March 31, 2010
H. Melvin Ming

/S/ MICHAEL F. NOLD	Director	March 31, 2010
Michael F. Nold

/S/ EMANUEL NUNEZ	Director	March 31, 2010
Emanuel Nunez

/S/ JOSEPH P. PAGE	Director	March 31, 2010
Joseph P. Page

/S/ RONALD W. WUENSCH	Director	March 31, 2010
Ronald W. Wuensch
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Westwood One, Inc.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries at December 31, 2009 and the results of their operations and their cash flows for the period from April 24, 2009 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information for the period from April 24, 2009 through December 31, 2009 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
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
/S/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2010

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Westwood One, Inc.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Westwood One, Inc. (Predecessor Company) and its subsidiaries at December 31, 2008 and the results of operations and cash flows for the period from January 1, 2009 to April 23, 2009, and for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information for the period from January 1, 2009 through April 23, 2009 and for the years ended December 31, 2008 and 2007 when read in conjunction with the related consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
/S/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2010

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,824	$6,437
Accounts receivable, net of allowance for doubtful accounts of $2,723 (2009) and $3,632 (2008)	87,568	94,273
Federal income tax receivable	12,355	—
Prepaid and other assets	20,994	18,758

Total current assets	125,741	119,468

Property and equipment, net	36,265	30,417
Intangible assets, net	103,400	2,660
Goodwill	38,917	33,988
Deferred tax asset	—	14,220
Other assets	2,995	4,335

TOTAL ASSETS	$307,318	$205,088

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$40,164	$27,807
Amounts payable to related parties	129	22,680
Deferred revenue	3,682	2,397
Accrued expenses and other liabilities	28,864	25,565
Current maturity of long-term debt	13,500	249,053

Total current liabilities	86,339	327,502

Long-term debt	122,262	—
Deferred tax liability	50,932	—
Due to Gores	11,165	—
Other liabilities	18,636	6,993

TOTAL LIABILITIES	289,334	334,495

Commitments and Contingencies
Redeemable preferred stock: $.01 par value, authorized: 10,000 shares; issued and outstanding: 75 shares of Series A Convertible Preferred Stock; liquidation preference $1,000 per share, plus accumulated dividends	—	73,738

TOTAL PREFERRED STOCK

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value: authorized: 5,000,000 shares (2009) and 300,000 (2008) issued and outstanding: 20,544 (2009) and 101,253 (2008)	205	1,013
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0 (2009) and 292 (2008)	—	3
Additional paid-in capital	81,268	293,120
Net unrealized gain	111	267
Accumulated deficit	(63,600)	(497,548)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	17,984	(203,145)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$307,318	$205,088

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Period	For the Period	For the Year Ended
	April 24, 2009 to	January 1, 2009	December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Revenue	$228,860	$111,474	$404,416	$451,384

Operating costs	213,521	111,580	360,492	350,440

Depreciation and amortization	21,473	2,585	11,052	19,840

Corporate general and administrative expenses	7,683	4,248	13,442	13,171

Goodwill and intangible impairment	50,501	—	430,126	—

Restructuring charges	3,976	3,976	14,100	—

Special charges	5,554	12,819	13,245	4,626

Total operating costs	302,708	135,208	842,457	388,077

Operating (loss) income	(73,848)	(23,734)	(438,041)	63,307

Interest expense	14,782	3,222	16,651	23,626
Other (income) expense	(5)	(359)	(12,369)	(411)

(Loss) income before income tax	(88,625)	(26,597)	(442,323)	40,092
Income tax (benefit) expense	(25,025)	(7,635)	(14,760)	15,724

Net (loss) income	$(63,600)	$(18,962)	$(427,563)	$24,368

Net (loss) income attributable to common stockholders	$(145,148)	$(22,038)	$(430,644)	$24,363

(Loss) earnings per share
Common Stock
Basic	$(11.75)	$(43.64)	$(878.73)	$56.59

Diluted	$(11.75)	$(43.64)	$(878.73)	$56.38

Class B stock
Basic	$—	$—	$—	$3.20

Diluted	$—	$—	$—	$3.20

Weighted average shares outstanding:
Common Stock
Basic	12,351	505	490	431

Diluted	12,351	505	490	432

Class B stock
Basic	—	1	1	1

Diluted	—	1	1	1

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

Predecessor Company
							Unrealized	Total
					Additional		Gain (Loss) on	Stock-	Compre-
	Common Stock		Class B Stock		Paid-in	(Accumulated	Available for	holders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Sale Securities	Equity	Income (Loss)

Balance as of January 1, 2007	86,311	$864	292	$3	$291,847	$(94,353)	$4,570	$202,931

Net income	—	—	—	—	—	24,368	—	24,368	$24,368
Comprehensive income	—	—	—	—	—	—	1,385	1,385	1,385
Equity based compensation	—	—	—	—	9,606	—	—	9,606	—
Issuance common stock under equity based compensation plans	794	8	—	—	(344)	—	—	(336)	—
Cancellations of vested equity grants	—	—	—	—	(7,099)	—	—	(7,099)	—
Cancellation of warrants	—	—	—	—	(1,561)	—	—	(1,561)	—
Cash dividend paid	—	—	—	—	(1,663)	—	—	(1,663)	—

Balance as of December 31, 2007	87,105	872	292	3	290,786	(69,985)	5,955	227,631	$25,753

Net loss	—	—	—	—	—	(427,563)	—	(427,563)	$(427,563)
Comprehensive loss	—	—	—	—	—	—	(5,688)	(5,688)	(5,688)
Equity based compensation	—	—	—	—	5,443	—	—	5,443	—
Issuance common stock under equity based compensation plans	110	1	—	—	(1,727)	—	—	(1,726)	—
Issuance of common stock	14,038	140	—	—	22,471	—	—	22,611	—
Issuance of warrants	—	—	—	—	440	—	—	440	—
Cancellations of vested equity grants	—	—	—	—	(4,722)	—	—	(4,722)	—
Cancellation of warrants	—	—	—	—	(19,571)	—	—	(19,571)	—

Balance as of December 31, 2008	101,253	1,013	292	3	293,120	(497,548)	267	(203,145)	$(433,251)

Net loss	—	—	—	—	—	(18,962)	—	(18,962)	$(18,962)
Comprehensive income	—	—	—	—	—	—	219	219	219
Equity based compensation	—	—	—	—	2,110	—	—	2,110	—
Issuance common stock under equity based compensation plans	777	7	—	—	(939)	—	—	(932)	—
Preferred stock accretion	—	—	—	—	(6,157)	—	—	(6,157)	—
Cancellations of vested equity grants	—	—	—	—	(890)	—	—	(890)	—

Balance as of April 23, 2009	102,030	$1,020	292	$3	$287,244	$(516,510)	$486	$(227,757)	$(18,743)

Successor Company
							Unrealized	Total
					Additional		Gain (Loss) on	Stock-	Compre-
	Common Stock		Class B Stock		Paid-in	(Accumulated	Available for	holders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Sale Securities	Equity	Income (Loss)

Revalued Capital	510	$5	292	$3	$2,256	$—	$—	$2,264
Net loss	—	—	—	—	—	(63,600)	—	(63,600)	$(63,600)
Comprehensive income	—	—	—	—	—	—	111	111	111
Equity based compensation	—	—	—	—	3,310	—	—	3,310	—
Issuance common stock for acquisition	232	2	—	—	1,043	—	—	1,045	—
Issuance common stock under equity based compensation plans	2	—	—	—	(219)	—	—	(219)	—
Class B conversion	1	—	(292)	(3)		—	—	(3)	—
Preferred stock conversion	19,799	198	—	—	81,353	—	—	81,551	—
Preferred stock accretion	—	—	—	—	(4,661)	—	—	(4,661)	—
Cancellations of vested equity grants	—	—	—	—	(1,814)	—	—	(1,814)	—
Beneficial conversion feature	—	—	—	—	76,887	—	—	76,887	—
Beneficial conversion feature accretion	—	—	—	—	(76,887)	—	—	(76,887)	—

Balance as of December 31, 2009	20,544	$205	—	$—	$81,268	$(63,600)	$111	$17,984	$(63,489)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company	Predecessor Company
	For the	For the
	Period	Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(63,600)	$(18,962)	$(427,563)	$24,368
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,473	2,585	11,052	19,840
Goodwill and intangible impairment	50,501	—	430,126	—
Loss on disposal of property and equipment	—	188	1,257	—
Deferred taxes	(25,038)	(6,873)	(13,907)	(6,480)
Non-cash stock compensation	3,310	2,110	5,443	9,606
Gain on sale of marketable securities	—	—	(12,420)	—
Amortization of deferred financing costs	—	331	1,674	481

	(13,354)	(20,621)	(4,338)	47,815
Changes in assets and liabilities, net of effect of business combination:
(Increase) decrease in accounts receivable	(3,608)	10,313	13,998	7,234
(Increase) decrease in prepaid and other assets	(2,542)	3,187	(2,515)	(990)
Increase (decrease) in deferred revenue	749	536	(3,418)	(2,335)
Increase (decrease) in income taxes payable	180	28	(7,246)	1,097
Increase (decrease) in accounts payable, accrued expenses and other liabilities	285	2,861	13,736	(29,435)
(Decrease) increase in amounts payable to related parties	(5,852)	2,919	(8,179)	4,515

Net cash (used in ) provided by operating activities	(24,142)	(777)	2,038	27,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,184)	(1,384)	(7,313)	(5,849)
Acquisition of business	(1,250)	—	—	—
Proceeds from sale of marketable securities	—	—	12,741	—

Net cash (used in) provided by investing activities	(6,434)	(1,384)	5,428	(5,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	20,000	—	—	—
Proceeds from Senior Credit Facility	16,000	—	—	—
Repayment of Senior Credit Facility	(11,000)	—	—	—
Issuance of Series B Convertible Preferred Stock	25,000	—	—	—
Debt repayments	(25,000)	—	—	—
Proceeds from building financing	6,998	—	—	—
Payments of capital lease obligations	(603)	(271)	(104,737)	(25,730)
Deferred financing costs	—	—	(1,556)	—
Issuance of Series A Convertible Preferred Stock and warrants	—	—	74,168	—
Issuance of common stock	—	—	22,760	—
Termination of interest swap agreements	—	—	2,150	—
Dividend payments	—	—	—	(1,663)

Net cash provided by (used in) financing activities	31,395	(271)	(7,216)	(27,393)

Net increase (decrease) in cash and cash equivalents	819	(2,432)	250	(5,341)
Cash and cash equivalents at beginning of period	4,005	6,437	6,187	11,528

Cash and cash equivalents at end of period	$4,824	$4,005	$6,437	$6,187

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for :
Interest	$12,960	$—	$10,146	$24,239
Income taxes, net of refunds	—	—	10,179	21,814
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of long-term debt (1)	$—	$(252,060)	$—	$—
Issuance of new long-term debt	117,500	—	—	—
Preferred stock — conversion to common stock (2)	81,551	—	—	—
Issuance of shares for asset acquisition	1,045	—	—	—
Class B — conversion to common stock	(3)	—	—	—

(1)	34,962 shares of the Series B Preferred Stock was issued to our lenders in exchange in part for the cancellation of our prior indebtedness.

(2)	All of the Series A Preferred Stock was exchanged for all of the Series A-1 Preferred Stock. See accompanying notes to consolidated financial statements
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
NOTE 1 — Basis of Presentation
Nature of Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. We are a provider of programming, information services and content to the radio, television and digital sectors. We are one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events, in addition to local news, sports, weather, video news and other information programming. We deliver our content to approximately 5,000 radio and 170 television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers.
From 1994 to 2008, Westwood One was managed by CBS Radio, Inc. (“CBS Radio”, previously known as Infinity Broadcasting Corporation (“Infinity”), a wholly-owned subsidiary of CBS Corporation, pursuant to a management agreement between us and CBS Radio (then Infinity) which was scheduled to expire on March 31, 2009 (the “Management Agreement”)). On October 2, 2007, we entered into a new arrangement with CBS Radio that was approved by stockholders on February 12, 2008 and closed on March 3, 2008. On such date, the Management Agreement terminated. See Note 3 — Related Party Transactions for additional information with respect to the new arrangement.
At December 31, 2009, our principal sources of liquidity were our cash and cash equivalents of $4,824 and $8,781 available to us under our revolving credit facility as described in Note 8 - Debt, which total $13,605 as of the date hereof.
In addition, cash flow from operations is a principal source of funds. We have experienced significant operating losses since 2005 as a result of increased competition in our local and regional markets, reductions in national audience levels, and reductions in our local and regional sales force. Also, in 2009 our operating income has been affected by the economic downturn in the United States and reduction in the overall advertising market. Based on our 2010 projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness, projected working capital needs, and provide us sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt covenants for at least the next 12 months.
While our 2010 projections indicate we would attain sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt leverage covenant levels in 2010 (prior to those covenants being amended in March 2010), management did not believe there was not sufficient cushion in our projections to outweigh the current unpredictability in the economy and our business. Accordingly, we determined it was prudent to amend our debt leverage covenants on March 30, 2010 in order to provide our business with (1) greater operational flexibility and (2) a greater time period to recover from the effects of the weakened economy and to incorporate the full benefit of the revenue initiatives and re-engineering and cost reduction actions taken by the Company from mid-2008 and throughout 2009. Notwithstanding these amendments to our covenants, if our operating income continues to decline, we cannot provide assurances that there will be sufficient liquidity available to us to invest in our business or Adjusted EBITDA to comply with our debt covenants.
Refinancing
On April 23, 2009, we completed a refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (the “Refinancing”). As part of the Refinancing we entered into a Purchase Agreement (the “Purchase Agreement”) with Gores Radio Holdings, LLC (currently our ultimate parent) (together with certain related entities “Gores”). In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75 shares of 7.50% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”). In addition Gores purchased 25 shares of 8.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of $25,000.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding senior notes (“Old Notes”) both series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the Senior Notes, which upon completion of the Refinancing was exchanged for $10,797 of the Senior Notes. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving credit facility on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), which obligations are subordinated to the Senior Notes. Gores also agreed to guarantee our Senior Credit Facility and payments due to the NFL for the license and broadcast rights to certain NFL games and NFL-related programming. Gores currently holds $11,165 (including paid in kind interest (“PIK”)) of the Senior Notes shown in the line item Due to Gores on our balance sheet. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Old Notes and the Old Credit Agreement, the participating debt holders collectively received in exchange for their outstanding debt: (1) $117,500 of new senior secured notes maturing July 15, 2012 (the “Senior Notes”); (2) 34,962 shares of Series B Preferred Stock, and (3) a one-time cash payment of $25,000.
As a result of the Refinancing, Gores acquired approximately 75.1% of our then outstanding equity (in preferred and common stock) and our then existing lenders acquired approximately 22.7% of our then outstanding equity (in preferred and common stock). We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance. As a result, we have followed the acquisition method of accounting, as required by the authoritative guidance, and have applied the Securities and Exchange Commission (“SEC”) rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.
Based on the complex structure of the Refinancing, a valuation was performed to determine the acquisition price using the Income Approach employing a Discounted Cash Flow (“DCF”) methodology. The DCF method explicitly recognizes that the value of a business enterprise is equal to the present value of the cash flows that are expected to be available for distribution to the equity and/or debt holders of a company. In the valuation of a business enterprise, indications of value are developed by discounting future net cash flows available for distribution to their present worth at a rate that reflects both the current return requirements of the market and the risk inherent in the specific investment.
We used a multi-year DCF model to derive a Total Invested Capital value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (1) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (2) management’s estimates of future performance of our operations; and (3) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general economic pressure impacting both the economy in general and more specifically and substantially the advertising industry. All costs and professional fees incurred as part of the Refinancing costs totaling $13,895 have been expensed as special charges in 2009 ($12,699 on and prior to April 23, 2009 for the Predecessor Company and $1,196 on and after April 24, 2009 for the Successor Company).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The allocation of the Business Enterprise Value at April 24, 2009 is as follows:

Current Assets	$104,641
Goodwill	86,414
Intangibles	116,910
Property, plant and equipment, net	36,270
Other assets	21,913
Current liabilities	81,160
Deferred income taxes	77,879
Due to Gores	10,797
Other liabilities	10,458
Long-term debt	106,703

Total Business Enterprise Value	$79,151

We finalized the valuation and completed the allocation of the Business Enterprise Value, except for income taxes, and expect to complete them no later than one year from the acquisition date of April 23, 2009.
We recorded an adjustment to goodwill in December 2009 related to a correction of our liabilities for uncertain tax provisions for $3,165 as of April 23, 2009. In the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261 which should have been capitalized and expensed through April 30, 2010. The appropriate adjustments, including a reduction to our opening balance of goodwill of $261 at April 24, 2009, were recorded in the period from April 24, 2009 to December 31, 2009.
On July 9, 2009, Gores converted 3.5 shares of Series A-1 Convertible Preferred Stock into 103,513 shares of common stock (without taking into account the 200 for 1 reverse stock split that occurred on August 3, 2009 as described in more detail below). Pursuant to the terms of our Certificate of Incorporation, the 292 outstanding shares of our Class B common stock were automatically converted into 292 shares of common stock (without taking into account the 200 for 1 reverse stock split that occurred on August 3, 2009 as described in more detail below) because as a result of such conversion by Gores the voting power of the Class B common stock, as a group, fell below ten percent (10%) of the aggregate voting power of issued and outstanding shares of common stock and Class B common stock.
On August 3, 2009, we held a special meeting of our stockholders to consider and vote upon, among other proposals, amending our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 300,000 to 5,000,000 and to amend the Certificate of Incorporation to effect a 200 for 1 reverse stock split of our outstanding common stock (the “Charter Amendments”). On August 3, 2009, the stockholders approved the Charter Amendments, which resulted in the automatic conversion of all shares of preferred stock into common stock and the cancellation of warrants to purchase 50 shares of common stock issued to Gores as part of their investment in our Series A Preferred Stock. There are no longer any issued and outstanding warrants to purchase our common stock or any shares of our capital stock that have any preference over the common stock with respect to voting, liquidation, dividends or otherwise. Under the Charter Amendments, each of the newly authorized shares of common stock has the same rights and privileges as previously authorized common stock. Adoption of the Charter Amendments did not affect the rights of the holders of our currently outstanding common stock nor did it change the par value of the common stock.
The following unaudited pro forma financial summary for the years ended December 31, 2009 and 2008 gives effect to the Refinancing and the resultant acquisition accounting. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

	Unaudited Pro Forma
	Year ended December 31,
	2009	2008
Revenue	$340,334	$404,416
Net loss	(78,177)	(466,010)

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Financial Statement Presentation
The preparation of our financial statements in conformity with the authoritative guidance of the Financial Accounting Standards Board (“FASB”) for generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment, goodwill and intangible assets and the valuation of such, barter inventory, fair value of stock options granted, forfeiture rate of equity based compensation grants, income taxes and valuation allowances on such and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.
In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation.
Segment Information
We manage and report our business in two operating segments: Metro Traffic and Network. We evaluated performance based on segment revenue and operating (loss) income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming content.
Revenue Recognition
Revenue is recognized when earned, which occurs at the time commercial advertisements are broadcast. Payments received in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying Consolidated Balance Sheet.
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
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1 and Item 1A Risk Factors), which would require us to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $9,357, $5,357, $13,152 and $15,854 has been recognized for the period from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the years ended December 31, 2008 and 2007, respectively, and barter expenses of $8,750, $5,541, $12,740 and $16,116 have been recognized for the period from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the years ended December 31, 2008 and 2007, respectively.
Equity-Based Compensation
We have equity-based compensation plans, which provide for the grant of stock options, restricted stock and restricted stock units. We recognize the cost of the equity-based awards following accepted authoritative quidance and use the estimated fair value of the awards on the date of grant over their requisite service period. We used the Black-Scholes-Merton option-pricing model to determine the fair value of stock options awards.
Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

Buildings	30 years
Leasehold improvements	Shorter of economic useful life or lease term
Recording, broadcasting and studio equipment	3 – 10 years
Furniture and equipment and other	3 – 10 years
Cash Equivalents
We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable by aging category, based on past experience and taking into account current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would be required to increase our allowance for doubtful accounts. Alternatively, if trends improve beyond our estimates, we would be required to decrease our allowance for doubtful accounts. Our estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in our bad debt experience can materially affect our results of operations. Our allowance for bad debts requires us to consider anticipated collection trends and requires a high degree of judgment. In addition, our results in any reporting period could be impacted by relatively few but significant bad debts.
Program Rights
Program rights are stated at the lower of cost, less accumulated amortization, or net realizable value. Program rights and the related liabilities are recorded when the license period begins and the program is available for use, and are charged to expense when the event is broadcast.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Goodwill and Intangible Assets
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with the authoritative guidance the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value.
Prior to 2008, we operated as a single reportable operating segment. As part of our re-engineering initiative implemented in the second half of 2008, we installed separate management for the Network and Metro Traffic segments providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
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
During 2009 and 2008, we determined our goodwill was impaired by $50,401 and $430,126, respectively. See Note 5 — Goodwill for additional information regarding the determination of goodwill impairment.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortized the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. We review our finite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows.
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
The authoritative guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the liability to recognize in the financial statements.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Earnings per Share
Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note 2 - Earnings Per Share.
Financial Instruments
We may use derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. In 2007, we had designated the interest rate swap agreements as a fair value hedge. Accordingly, the fair value of the swaps were included in other current assets (liabilities) on the consolidated balance sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2007. In December 2008, we terminated the remaining interest rate swap agreements, resulting in cash proceeds of $2,150, which has been classified as a financing cash inflow in our Statement of Cash Flows. The resulting gain of $2,150 from the termination of the derivative contracts was amortized in the Predecessor Company through April 23, 2009. We did not hold derivative financial instruments at any time during the periods ending April 23, 2009 and December 31, 2009.
Recent Accounting Pronouncements
In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance for our second quarter ended June 30, 2009. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter ended June 30, 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 5 — Goodwill, Note 6 — Intangible Assets and Note 9 — Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for the acquisition of Jaytu Technologies, LLC (“Jaytu”) (doing business as (“d/b/a”) SigAlert in the fourth quarter of 2009, as described in Note 7 — Acquisitions and Investments.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
In November 2008, the FASB issued new guidance intended to provide application guidance on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the guidance in the first quarter of 2009 had no impact on our consolidated financial statements or results of operations.
In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. This guidance, which was incorporated into ASC Topic 805, “Business Combinations”, was adopted by the Company as of January 1, 2009.
In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. This new guidance establishes requirements for ownership interests in subsidiaries held by parties other than the parent (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the Consolidated Balance Sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to our Consolidated Financial Statements. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
Reclassifications and Revisions
For the nine months ended September 30, 2009 and the years ended December 31, 2008, and 2007, we understated liabilities in error related to uncertain income tax exposures, arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded related to this error was $82 in the 2009 successor period, $68 in the 2009 predecessor period, $1,442 in 2008 and $410 in 2007. In addition, $1,245 should have been recorded to retained deficit in 2007 upon adoption of the authoritative guidance on uncertain tax positions. Such charges totaling $3,247 were corrected in the fourth quarter of 2009 as an increase to income tax expense of $82, and an adjustment to the opening goodwill of $3,165 in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
On August 3, 2009 at a special meeting of stockholders, we affected a 200 for 1 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented, unless otherwise indicated. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 2 — Earnings Per Share
Prior to the Refinancing, we had outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock (7.5% Series A Convertible Preferred Stock, referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock were convertible into common stock. To the extent declared by our Board of Directors (the “Board”), the common stock was entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock was also entitled to receive such dividends on an as-converted basis if and when declared by the Board.
As part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our Board, the Series A-1 Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on an as-converted basis. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock are considered “participating securities” requiring use of the “two-class” method for the computation of basic net income (loss) per share. Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
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
Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock, restricted stock units (“RSUs”), warrants (see Note 11 — Equity-Based Compensation) and Series A Preferred Stock were excluded from the Predecessor Company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. Options, restricted stock, RSUs, warrants, Series A-1 Preferred Stock and Series B Preferred Stock were excluded from the Successor Company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. EPS calculations for all periods reflect the effects of the 200 for 1 reverse stock split.
The conversion of preferred stock that occurred on August 3, 2009 increased the number of shares of common stock issued and outstanding from 206,263 to 4,062,466 on a pre-split basis, which was reduced to 20,312 shares after the 200 for 1 reverse stock split. While such technically resulted in substantial dilution to our common stockholders, the ownership interest of each of our common stockholders did not change substantially after the conversion of the Preferred Stock into common stock as the Preferred Stock that was issued on April 23, 2009 when our Refinancing closed from the time of its issuance participated on an as-converted basis with respect to voting, dividends and other economic rights as the common stock. Effective August 3, 2009, when the Charter Amendments were approved, the warrants issued to Gores on June 19, 2008 were cancelled.
In connection with the Refinancing and the issuance of the preferred shares, we had determined that the preferred shares contained a beneficial conversion feature (“BCF”) that was partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF had been recognized at issuance and was being amortized using the effective yield method over the period until conversion. The total BCF, which was limited to the carrying value of the preferred stock, was $76,887, prior to conversion and upon conversion resulted in, among other effects, a deemed dividend that is included in the earnings per share calculation.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Net Loss	$(63,600)	$(18,962)	$(427,563)	$24,368
Less: Accumulated Preferred Stock dividends and accretion	(4,661)	(3,076)	(3,081)	—
Less: Deemed dividends from beneficial conversion feature	(76,887)	—	—	—
Less: distributed earnings to common stockholders	—	—	—	1,658
Less: distributed earnings to Class B stockholders	—	—	—	5

Undistributed earnings	$(145,148)	$(22,038)	$(430,644)	$22,705

Earnings — Common stock
Basic
Distributed earnings to Common shareholders	$—	$—	$—	$1,658
Undistributed earnings allocated to Common shareholders	(145,148)	(22,038)	(430,644)	22,705

Total Earnings — Common stock, basic	$(145,148)	$(22,038)	$(430,644)	$24,363

Diluted
Distributed earnings to Common stockholders	$—	$—	$—	$1,658
Distributed earnings to Class B stockholders	—	—	—	5
Undistributed earnings allocated to Common stockholders	(145,148)	(22,038)	(430,644)	22,705

Total Earnings — Common stock, diluted	$(145,148)	$(22,038)	$(430,644)	$24,368

Weighted average Common shares outstanding, basic	12,351	505	490	431
Weighted average Class B shares	—	0	0	1

Weighted average Common shares outstanding, diluted	12,351	505	490	432

(Loss) Earnings per Common share, basic
Distributed earnings, basic	$—	$—	$—	$3.85
Undistributed earnings — basic	(11.75)	(43.64)	(878.73)	52.73

Total	$(11.75)	$(43.64)	$(878.73)	$56.59

(Loss) Earnings per Common share, diluted
Distributed earnings, diluted	$—	$—	$—	$3.84
Undistributed earnings — diluted	(11.75)	(43.64)	(878.73)	52.54

Total	$(11.75)	$(43.64)	$(878.73)	$56.38

Earnings per share — Class B Stock
Basic
Distributed earnings to Class B stockholders	$—	$—	$—	$5.00
Undistributed earnings allocated to Class B stockholders	—	—	—	—

Total Earnings — Class B Stock, basic	$—	$—	$—	$5.00

Diluted
Distributed earnings to Class B stockholders	$—	$—	$—	$5.00
Undistributed earnings allocated to Class B stockholders	—	—	—	—

Total Earnings — Class B Stock, diluted	$—	$—	$—	$5.00

Weighted average Class B shares outstanding, basic	—	1	1	1
Share-based compensation	—	—	—	—
Warrants	—	—	—	—

Weighted average Class B shares outstanding, diluted	—	1	1	1

Earnings per Class B share, basic
Distributed earnings, basic	$—	$—	$—	$3.20
Undistributed earnings — basic	—	—	—	—

Total	$—	$—	$—	$3.20

Earnings per Class B share, diluted
Distributed earnings, diluted	$—	$—	$—	$3.20
Undistributed earnings — diluted	—	—	—	—

Total	$—	$—	$—	$3.20

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 3 — Related Party Transactions
On March 3, 2008, we closed the new Master Agreement with CBS Radio, which documents a long-term distribution arrangement through March 31, 2017. As part of the new arrangement, CBS Radio agreed to broadcast certain of our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017. The previous Management Agreement and Representation Agreement were cancelled on March 3, 2008 and $16,300 of compensation previously paid to CBS Radio under those agreements was added to the maximum potential compensation CBS Radio affiliate stations could earn pursuant to their affiliations with us. In addition, all warrants previously granted to CBS Radio were cancelled on March 3, 2008.
Expenses incurred for the Representation Agreement and programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. Expenses incurred for the Management Agreement (excluding warrant amortization) and amortization of the warrants granted to CBS Radio under the Management Agreement are included as a component of corporate general and administrative expenses and depreciation and amortization, respectively, in the accompanying Consolidated Statement of Operations. The expense incurred upon closing of the Master Agreement is included as a component of special charges in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between us and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom. As a result of the Charter Amendments approved on August 3, 2009, CBS Radio, which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. As a result of this change in ownership and the fact that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio to be a related party effective as of August 3, 2009 and are no longer recording payments to CBS as related party expenses or amounts due to related parties effective August 3, 2009.
We incurred the following expenses as a result of transactions with CBS Radio or its affiliates in the following years:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Programming and affiliate arrangements	$13,877	$20,884	$57,609	$39,314
News agreement	3,623	4,107	—	—
Representation agreement	—	—	15,440	27,319
Management agreement (excluding warrant amortization)	—	—	610	3,394
Warrant amortization	—	—	1,618	9,706
Payment upon closing of Master Agreement	—	—	5,000	—

	$17,500	$24,991	$80,277	$79,733

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Gores Radio Holdings
We have a related party relationship with Gores. As a result of our Refinancing, Gores created a holding company which owns approximately 74.3% of our equity and is our ultimate parent company. Gores currently also holds $11,165 (including PIK interest) of our Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Consultancy and advisory fees	$386	$1,533	$—	$—
Gores Radio Holdings, LLC	—	230	250	—
Glendon Partners fees	810	754	—	—

	$1,196	$2,517	$250	$—

POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. We recorded fees as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Program commission expense	$913	$416	$2,050	$2,558

Summary of related party expense by expense category:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Operating costs	$18,413	$25,407	$75,099	$69,191
Depreciation and amortization	—	—	1,618	9,706
Corporate, general and administrative	—	—	610	3,394
Consulting fees	—	2,517	250	—
Special charges	1,196	—	5,000	—

	$19,609	$27,924	$82,577	$82,291

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 4 — Property and Equipment
Property and equipment is recorded at cost and is summarized as follows:

	Successor Company	Predecessor Company
	December 31, 2009	December 31, 2008

Land, buildings and improvements	$10,830	$11,999
Recording, broadcasting and studio equipment	20,581	75,907
Furniture, equipment and other	11,592	18,445

	43,003	106,351
Less: Accumulated depreciation and amortization	6,738	75,934

Property and equipment, net	$36,265	$30,417

Depreciation expense is summarized as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Depreciation expense	$6,738	$2,354	$8,652	$9,134
On December 17, 2009, we entered into an agreement to sell our Culver City properties and leaseback over a ten-year term (with two five-year renewal options). Upon closing at December 31, 2009, we received proceeds of $6,998, and incurred costs for commissions, fees and closing costs of $1,252 and we placed $673 in escrow for a portion of the repairs to be conducted on the properties. We used $3,500 of these proceeds to pay down our Senior Notes on March 31, 2009, in accordance with the terms of the Waiver and First Amendment to the Securities Purchase Agreement entered into on October 14, 2009 by us and the noteholders party thereto. This transaction did not qualify as a sale for accounting purposes as certain third party guarantees included in the agreement are considered continuing involvement under accounting guidance. As a result, the Company classified this transaction as financing under the financing method: (1) the assets and accumulated depreciation remain on the Consolidated Balance Sheet and continue to be depreciated; (2) no gain recognized; (3) proceeds of $8,250 received by us as of December 31, 2009 from this transactions are recorded as a financing liability; and (4) transactions costs of $459 as of December 31, 2009 are recorded as deferred financing expense, which will be amortized over 20 years. We currently expect the existence of our continuing involvement to remain for the entirety of the lease period. Under the terms of the building financing, the Company will make rental payments in the first year of approximately $875, plus operating expense reimbursement, including a 2% management fee. Thereafter, base rental payments are subject to an annual increase equal to 3.5% in years 2 through 5 and the greater of 3.5% or the increase in the consumer price index in years 6 through 10. As part of the closing, we issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit under the lease. Pursuant to the terms of the lease, with limited exceptions, we will remain responsible for required repairs, replacements and improvements to the Culver City properties.
In 2001, we entered into a capital lease for satellite transponders totaling $6,723. The allocation of the Business Enterprise Value for the capital lease at April 24, 2009 was $7,355. Accumulated amortization related to the capital lease was $5,787 and $4,949 as of December 31, 2009 and 2008, respectively.
NOTE 5 — Goodwill:
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Prior to the fourth quarter 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative implemented in the fourth quarter of 2008, we installed separate management for the Network and Metro Traffic segments providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
As a result of the Refinancing, we have followed the acquisition method of accounting, as described by the authoritative guidance. Accordingly, we have revalued our assets and liabilities using our best estimate of current fair value which was calculated using the income approach and were based on our then most current forecast. The assumptions underlying our forecasted values were derived from our then best estimates including the industry’s general forecast of the advertising market which assumed an improvement in the economy and in advertising market conditions in the later half of 2009. The majority of goodwill is not expected to be tax deductible. The increase in the value of goodwill was primarily attributable to deferred taxes associated with the fair value of our intangible assets (see Note 6 — Intangible Assets) and deferred taxes arising from the cancellation of our prior indebtedness. The value assigned to goodwill is not amortized but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill and intangible assets is less than its carrying value. Our consolidated financial statements prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while the periods subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the fair values which were allocated to our segments based on the Business Enterprise Value of each.
Based on the complex structure of the Refinancing, a valuation was performed to determine the acquisition price using the Income Approach employing a Discounted Cash Flow (DCF) methodology. The DCF method explicitly recognizes that the value of a business enterprise is equal to the present value of the cash flows that are expected to be available for distribution to the equity and/or debt holders of a company. In the valuation of a business enterprise, indications of value are developed by discounting future net cash flows available for distribution to their present worth at a rate that reflects both the current return requirements of the market and the risk inherent in the specific investment.
We used a multi-year DCF model to derive a Total Invested Capital value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (1) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (2) management’s estimates of future performance of our operations; and (3) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general economic pressure impacting both the economy in general and more specifically and substantially the advertising industry.
In 2009, the Metro Traffic television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the Metro Traffic television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders. The decrease in advertising budgets and orders is evidenced by our revenue decreasing to $78,474 in the third quarter of 2009 from $96,299 in the third quarter of 2008, which represents a decrease of approximately 18.5%. These conditions, namely the weak third quarter of 2009 and the likely continuation of the current economic conditions into the fourth quarter of 2009 and the immediate future, caused us to reduce our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted a goodwill impairment analysis. The new forecast would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Accordingly, we performed a Step 1 analysis in accordance with the authoritative guidance by comparing our recalculated fair value based on our new forecast to our current carrying value. The results indicated impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair value of goodwill for Metro Traffic with the carrying value of its goodwill. As a result of the Step 2 analysis we recorded a non-cash charge of $50,401. The majority of the goodwill impairment charge is not deductible for income tax purposes.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
In the fourth quarter 2008, in conjunction with the change to two reporting units, we determined that solely using the income approach was the best evaluation of the fair value of our two reporting units. In prior periods, we evaluated the fair value of our reporting unit based on a weighted average of the income approach (75% weight) and the quoted market price of our stock (25% weight). The remaining value of our goodwill at December 31, 2009 is $38,917.
In 2008, we determined that our goodwill was impaired and recorded impairment charges totaling $430,126 ($206,053 in the second quarter and $224,073 in the fourth quarter). The remaining value of our goodwill at December 31, 2008 was $33,988.
In using the income approach to test goodwill for impairment as of December 31, 2008, we made the following assumptions: (1) the discount rate was 14%; (2) market growth rates were based upon management’s estimates of future performance and (3) terminal growth rates were in the 2% to 3% range. The discount rate reflects the volatility of our operating performance and our common stock. The market growth rates and operating performance estimates reflect the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets in which our affiliates operate.
Earlier in 2008, as a result of a continued decline in our operating performance and stock price, caused in part by reduced valuation multiples in the radio industry, we determined a triggering event had occurred and as a result performed an interim test to determine if our goodwill was impaired at June 30, 2008. The interim test resulted in an impairment of goodwill and accordingly, we recorded a non-cash charge of $206,053. The goodwill impairment charge is substantially non-deductible for tax purposes.
In connection with the income approach portion of the goodwill impairment test as of June 30, 2008, we used the following assumptions: (1) the discount rate was 12%; (2) market growth rates that were based upon management’s estimates of future performance of our operations and (3) terminal growth rates were in the 2% to 3% range. The discount rate reflects the volatility of our operating performance and our common stock. The market growth rates and operating performance estimates used reflected the general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets in which our affiliates operate as of June 30, 2008.
Determining the fair value of our reporting units requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.
As noted above, we are required to test our goodwill on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the future.
In connection with our annual goodwill impairment testing for 2007, we determined goodwill was not impaired at December 31, 2007.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Total	Metro Traffic	Network
Predecessor Company
Balance at January 1, 2008	$464,114	$327,495	$136,619
Goodwill impairment	(430,126)	(303,703)	(126,423)

Balance at December 31, 2008	33,988	23,792	10,196

Goodwill impairment	—	—	—

Balance at April 23, 2009	$33,988	$23,792	$10,196

Successor Company
Balance at April 24, 2009	$86,414	$61,354	$25,060
Accumulated impairment losses	—	—	—

Balance at April 24, 2009	86,414	61,354	25,060

Adjustments to opening balance (1)	2,904	2,052	852
Goodwill impairment	(50,401)	(50,401)	—

Balance at December 31, 2009	89,318	63,406	25,912

Accumulated impairment losses	(50,401)	(50,401)	—

Balance at December 31, 2009	$38,917	$13,005	$25,912

(1)
We recorded an adjustment to goodwill in December 2009 related to our liability for uncertain tax positions $3,165 as of April 23, 2009. In the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261 which should have been capitalized and expensed through April 30, 2010. The appropriate adjustments, including an adjustment to our opening balance of goodwill at April 24, 2009, were recorded in the period from April 24, 2009 to December 31, 2009.

NOTE 6 — Intangible Assets
In accordance with the authoritative guidance which is applicable to the Refinancing, we have revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationship with radio and television affiliates, or other distribution partners from which we obtain commercial airtime we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; real estate leases; and insertion order commitments from advertisers. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.
As a result of the conditions described in Note 5 — Goodwill above, namely the weak third quarter and the likely continuation of the current economic conditions into the fourth quarter and the immediate future, we reduced our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted an impairment analysis of our indefinite and definite lived intangible assets. A fair value appraisal, using the discounted cash flow method, was conducted on our trademarks, our only indefinite lived intangible assets, and an impairment of $100 was recorded for the reduction in the value of the Metro Traffic trademark.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
We purchased Jaytu (d/b/a SigAlert), whose assets are primarily included in software and technology, in the fourth quarter of 2009. The fair value of the additional intangible asset was $2,295 (see Note 7 — Acquisitions and Investments) and is included in software and technology.
In the fourth quarter of 2009, we failed to attain our forecast which constituted a trigger event under authoritative guidance. Based on a comparison of carrying values to undiscounted cash flows for our definite lived assets, we have concluded there was no impairment on our definitive lived assets.
Intangible assets by asset type and estimated life as of December 31, 2009 and 2008 are as follows:

		Successor Company			Predecessor Company
		As of December 31, 2009			As of December 31, 2008
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks (1)	Indefinite	$20,800	$—	$20,800	$—	$—	$—
Affiliate relationships	10 years	72,100	(4,953)	67,147	28,380	(25,720)	2,660
Software and technology	5 years	7,896	(890)	7,006	—	—	—
Client contracts	5 years	8,930	(1,363)	7,567	—	—	—
Leases	7 years	980	(100)	880	—	—	—
Insertion orders	9 months	8,400	(8,400)	—	—	—	—

		$119,106	$(15,706)	$103,400	$28,380	$(25,720)	$2,660

(1)
A fair value appraisal, using the discounted cash flow method, was conducted on our trademarks, our only indefinite lived intangible assets, and an impairment of $100 was recorded for the reduction in the gross carrying value of the Metro Traffic trademark.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of intangible assets for the years ended December 31, 2009 and 2008 are as follows:

	Total	Metro Traffic	Network

Predecessor Company
Balance at January 1, 2008	$3,443	$46	$3,397
Amortization	(783)	(46)	(737)

Balance at December 31, 2008	2,660	—	2,660

Amortization	(231)	—	(231)

Balance at April 23, 2009	$2,429	$—	$2,429

Successor Company
Balance at April 24, 2009	$116,910	$83,280	$33,630

Additions	2,295	2,295	—
Amortization	(15,705)	(11,661)	(4,044)
Trademark impairment	(100)	(100)	—

Balance at December 31, 2009	$103,400	$73,814	$29,586

Gross carrying value	$119,205	$85,575	$33,630
Accumulated amortization	(15,705)	(11,661)	(4,044)
Accumulated impairment losses	(100)	(100)	—

Balance at December 31, 2009	$103,400	$73,814	$29,586

Amortization expense of intangible assets was $231 for the period from January 1, 2009 to April 23, 2009, $15,705 for the period from April 24, 2009 to December 31, 2009 and $783 for each of the years ended December 31, 2008 and 2007. We estimate aggregate amortization expense for intangibles for fiscal year 2010, 2011, 2012, 2013 and 2014 will be approximately $10,900, $10,900, $10,900, $10,500 and $8,000, respectively.
NOTE 7 — Acquisitions and Investments
In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. This guidance, which was incorporated into ASC Topic 805, “Business Combinations”, was adopted by the Company as of January 1, 2009.
On December 31, 2009, we closed the acquisition of Jaytu (d/b/a SigAlert), for which the purchase price allocation was primarily to software and technology assets. At December 31, 2009, we issued 232,277 shares of its common stock with a fair value of $1,045, based upon a per share price of $4.50, and paid $1,250 in cash to the members of Jaytu. The members of Jaytu may earn up to an additional $1,500 upon the delivery and acceptance of certain traffic products in accordance with certain specifications mutually agreed upon by the parties, including commercial acceptance and/or first usage of the products by our Metro Traffic television affiliates. The operations and assets of Jaytu (d/b/a SigAlert) are included in the Metro Traffic segment.
On December 22, 2008, we entered into a License and Services Agreement with TrafficLand which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, we entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a merger agreement which the parties negotiated and placed in escrow. We did not exercise our right under the option agreement and therefore the License Agreement will continue until December 31, 2011.
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited (“ATN”) was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during the quarter ended September 30, 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other expense (income) in the Consolidated Statement of Operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
On October 28, 2005, we became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2008 was de minimis. Pursuant to the terms of a 2006 recapitalization, if and when one of the other partners elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%.
NOTE 8 — Debt:
On April 23, 2009, we completed the refinancing of our outstanding long-term indebtedness and the recapitalization of our equity with our existing lenders, and entered into our Senior Credit Facility and a Securities Purchase Agreement. The Senior Credit Facility includes a $2,000 letter of credit sub-facility, on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan. As of December 31, 2009, we had borrowed the entire amount under the term loan and $5,000 under the revolving credit facility.
Our present financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. As a result of our current financial position we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Foothill to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we paid down our Senior Notes by $3,500 on March 31, 2010. The amendments also included consents by holders of the Senior Notes and Wells Fargo Foothill regarding the potential Culver City financing lease and in the case of the amendment to the Senior Credit Facility, an increase in the letters of credit sub-limit from $1,500 to $2,000.
On March 30, 2010, we entered into additional agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to modify our debt leverage covenants for periods to be measured (on a trailing four-quarter basis) on March 31, 2010 and beyond. As part of the amendment to the Securities Purchase Agreement, the quarterly debt leverage covenants for 2010 have been eased to levels of 8.00, 7.50, 7.00 and 6.50, respectively and the original quarterly covenants for 2010 now apply to 2011. The original quarterly covenants for 2012 remain unchanged. The amendment to the Securities Purchase Agreement also contemplates that we will pay down our Senior Notes out of the proceeds of the tax refund we anticipate receiving in the second or third quarter of 2010. The first $12,000 of such refund and any refund amount in excess of $17,000 will be used to pay down our Senior Notes. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. The quarterly debt leverage covenants that appear in the Senior Credit Facility have also been amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants in the Securities Purchase Agreement. By way of example, the 8.00, 7.50, 7.00 and 6.50 covenants in the Securities Purchase Agreement (applicable to the Senior Notes) are 9.20, 8.65, 8.05 and 7.50, respectively, in the Senior Credit Facility.
As of December 31, 2008, prior to the closing of the Refinancing, our debt consisted of an unsecured, five-year $120,000 term loan and a five-year $75,000 revolving credit facility (collectively, the “Old Facility”). Interest on the facility was variable and payable at a maximum of the prime rate plus an applicable margin of up to 0.75% or LIBOR plus an applicable margin of up to 1.75%, at our option. The Old Facility contained covenants relating to dividends, liens, indebtedness, capital expenditures and restricted payments, as defined, interest coverage and leverage ratios. As a result of an amendment to our Old Facility in the first quarter of 2008, we provided security to our lenders (including holders of our Old Notes) on substantially all of our assets and amended our allowable total debt covenant to 4.0 times Annualized Consolidated Operating Cash Flow through the remaining term of the Old Facility.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
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
At December 31, 2008, we had outstanding under the Old Facility $9,000 under a revolving credit facility and $32,000 under the term loan. In the fourth quarter of 2008, we did not make a semi-annual interest payment on our Old Notes and the amount of the unpaid interest is included in the debt balance at December 31, 2008.
Long-term debt, including current maturities of long-term debt and due to Gores, for the years ended December 31, 2009 and 2008 are as follows:

	Successor Company	Predecessor Company
	December 31, 2009	December 31, 2008
Term loans (1)	$20,000	$32,000
Revolving credit facilities (1)	5,000	9,000
Senior Secured Notes due on July 15, 2012 (2)	110,762	—
Due to Gores (2)	11,165	—
5.26% Senior Notes due on November 30, 2012	—	154,503
4.64% Senior Notes due on November 30, 2009	—	51,475
Deferred derivative gain	—	2,075

	$146,927	$249,053

(1)
Interest rate of 7.0% on term loan and revolving credit facilities as of December 31, 2009. Interest rate was variable and is payable at a maximum of the prime rate plus an applicable margin of up to .25% or LIBOR plus an applicable margin of up to 1.25%, at our option as of December 31, 2008.

(2)	Interest rate of 15%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis.
The aggregate maturities of long-term debt for the next five years and thereafter, pursuant to our debt agreements including PIK interest as in effect at December 31, 2009, are as follows (excludes market value adjustments):

Long-Term Debt
Years ended December 31,	Maturities

2010	$13,500
2011	—
2012	133,427
2013	—
2014	—
Thereafter	—

$146,927

Both the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the new term loan and revolving credit facility which collectively comprise the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the Senior Notes divided by our Adjusted EBITDA (as defined below)). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement. We currently believe, based on our 2010 projections that we will be in compliance with our amended debt covenants for the next 12 months. A wide range of factors could materially affect future developments and performance and would cause us to be unable to meet our debt covenants. Such factors and others are discussed in greater detail in Item 1A of the 10-K, which lists the risks factors associated with our business.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 9 — Fair Value Measurements
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable and borrowings. At December 31, 2009 and 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. At December 31, 2009, the estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. In 2008, the estimated fair values of the borrowings were valued based on the agreement related to the Refinancing. The carrying amount and estimated fair value for borrowings are as follows:

	Successor Company		Predecessor Company
	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Borrowings (short and long term)	$141,927	$148,425	$249,053	$158,100
Series A Convertible Preferred Stock	—	—	75,000	50,000
The authoritative guidance establishes a common definition of fair value to be applied under GAAP, which requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.
There was no change recorded in our opening balance of retained earnings (deficit) as of January 1, 2009 as we did not have any financial instruments requiring retroactive application per the provisions of the authoritative guidance.
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair Value Hierarchy
The authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with the authoritative guidance, these two types of inputs have created the following fair value hierarchy:
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
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis:

	Level 1		Level 2		Level 3
	Quoted Prices in Active		Significant Other		Significant
	Markets for Identical Assets		Observable Inputs		Unobservable Inputs
	2009	2008	2009	2008	2009	2008
Assets:
Investments (included in other assets)	$968	$433	$—	$—	$—	$—

	$968	$433	$—	$—	$—	$—

Items Measured at Fair Value on a Non-Recurring Basis
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. Assets measured at fair value on a nonrecurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Other long-term assets:
Intangible assets	$—	$—	$103,400
Goodwill	—	—	38,917

	$—	$—	$142,317

We recorded charges of $50,401 for Metro Traffic goodwill and $100 for Metro Traffic trademark, upon concluding a triggering event had occurred and performed a DCF analysis and valuation at September 30, 2009, as described in Note 5 — Goodwill and Note 6 — Intangible Assets.
NOTE 10 — Stockholders’ Equity — Common and Preferred Stock
On December 31, 2008, our authorized capital stock consisted of common stock, Class B stock and Series A Preferred Stock. At such time, our common stock is entitled to one vote per share while Class B stock was entitled to 50 votes per share. Class B stock was convertible to common stock on a share-for-share basis. As of December 31, 2009, we have only common stock outstanding.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
On April 23, 2009, as part of the Refinancing, we entered into a Purchase Agreement with Gores pursuant to which Gores purchased 25 shares of Series B Preferred Stock for an aggregate purchase price of $25,000. In exchange for the then outstanding shares of Series A Preferred Stock held by Gores, we issued 75 shares of Series A-1 Preferred Stock. On such date, our participating debt holders exchanged their outstanding debt for: (1) $117,500 of Senior Notes, (2) 34,962 shares of Series B Preferred Stock and (3) a one-time cash payment of $25,000.
On July 9, 2009, Gores converted 3.5 shares of Series A-1 Preferred Stock into 103,513 shares of common stock (such number does not take into account the 200 for 1 reverse stock split). Also on July 9, 2009, pursuant to the terms of our Certificate of Incorporation, the 292 outstanding shares of our Class B stock were automatically converted into 292 shares of common stock (such number does not take into account the 200 for 1 reverse stock split) because as a result of the aforementioned conversion by Gores, the voting power of the Class B stock, as a group, fell below ten percent of the aggregate voting power of issued and outstanding shares of common stock and Class B stock.
On August 3, 2009 at a special meeting of stockholders, certain amendments to our Charter were approved by our stockholders. Such amendments consist of an increase in the number of authorized shares of our common stock from 300,000 to 5,000,000 and a two hundred to one (200 for 1) reverse stock split which was approved and effective on August 3, 2009. Accordingly, the reverse stock split is reflected retrospectively in EPS for all periods presented herein. As contemplated by the terms of our Refinancing, the 71.5 then outstanding shares of Series A-1 Preferred Stock and the 60.0 outstanding shares of Series B Preferred Stock converted into 3,856,184 shares of our common stock, in the aggregate, pursuant to the terms of the Certifications of Designation for the Series A-1 Preferred Stock and Series B Preferred Stock.
In accordance with the authoritative guidance, the Series A Preferred Stock is required to be classified as mezzanine equity because a change on control of the Company could occur without our approval. Accordingly, the redemption of the Series A Preferred Stock was not solely under our control. When the Series A Preferred Stock was outstanding, we determined that such redemption was probable and, accordingly, accreted up to the redemption value of the Series A Preferred Stock.
In accordance with the authoritative guidance, the Series A-1 Preferred Stock and Series B Preferred Stock was also required to be classified as mezzanine equity because the redemption of these instruments was outside of our control.
We have recorded the preferred stock at fair value as of the date of issuance and have subsequently accreted changes in the redemption value from the date of issuance to the earliest redemption date using the interest method.
In connection with the Refinancing and the issuance of the Preferred Stock, we had determined that the Preferred Stock contained a BCF that was partially contingent. The BCF is measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF had been recognized at issuance and was being amortized using the effective yield method over the period until conversion. The total BCF, which was limited to the carrying value of the Preferred Stock, was $76,887, prior to conversion and upon conversion resulted in, among other effects, a deemed dividend that is included in the earnings per share calculation.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of Preferred Stock for the years ended December 31, 2009 and 2008 are as follows:

Predecessor Company
	Series A		Series A-1		Series B
	Shares	Book Value	Shares	Book Value	Shares	Book Value

Balance at January 1, 2008	—	$—	—	$—	—	$—

Issuance of Series A Preferred Stock	75.0	70,657	—	—	—	—
Preferred Stock accretion	—	3,081	—	—	—	—

Balance at December 31, 2008	75.0	73,738	—	—	—	—

Preferred Stock accretion	—	6,157	—	—	—	—

Balance at April 23, 2009	75.0	$79,895	—	$—	—	$—

Successor Company

Balance at April 24, 2009	75.0	$79,895	—	$—	—	$—
April 24, 2009 transactions:
Exchange Series A-1 for Series A	(75.0)	(79,895)	75.0	43,070	—	—
Gores purchase of Series B	—	—	—	—	25.0	14,099
Refinancing issuance of Series B	—	—	—	—	35.0	19,718
Preferred Stock accretion	—	—	—	2,658	—	2,003
July 9, 2009 conversion to common shares	—	—	(3.5)	(2,101)	—	—
August 3, 2009 conversion to common shares	—	—	(71.5)	(43,627)	(60.0)	(35,820)
Beneficial Conversion Feature	—	—	—	43,070	—	33,817
Beneficial Conversion Feature accretion	—	—	—	(43,070)	—	(33,817)

Balance at December 31, 2009	—	$—	—	$—	—	$—

In May 2007, the Board elected to discontinue the payment of a dividend and no dividends have been declared since then. Our Senior Credit Facility and Senior Notes contain covenants that restrict our ability to declare dividends on our common stock. On March 6, 2007, our Board declared cash dividends of $0.02 for each issued and outstanding share of common stock and $0.016 for each issued and outstanding share of Class B stock.
In 2005, our Board authorized us to repurchase shares of common stock. We did not purchase any shares in 2009, 2008 or 2007. Our Senior Credit Facility and Senior Notes contain covenants that restrict our ability to repurchase shares of our common stock.
From December 15, 1998 until our trading suspension on November 24, 2008 and subsequent delisting on March 16, 2009, our common stock was traded on the New York Stock Exchange under the symbol “WON”. On November 20, 2009, we listed our common stock on the NASDAQ Global Market under the symbol “WWON”. In the intervening period, our common stock was traded on the Over the Counter Bulletin Board under the ticker “WWOZ.”

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 11 — Equity-Based Compensation
Equity Compensation Plans
We established stock option plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which allowed us to grant options to directors, officers and key employees to purchase our common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600 shares were reserved for grant through March 1999. The 1989 Plan expired in March 1999. On September 22, 1999, the stockholders ratified the 1999 Plan, which authorized us to grant up to 8,000 shares of common stock. Options granted under the 1999 Plan generally become exercisable after one year in 20 to 33% increments per year and expire within ten years from the date of grant. The 1999 Plan expired in March 2009.
On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10 stock options to outside directors. Also, on May 19, 2005, our stockholders approved the 2005 Equity Compensation Plan (the “2005 Plan”). Among other things, the 2005 Plan allows us to grant restricted stock and RSUs. When it was adopted, a maximum of 9,200 shares of common stock was authorized for the issuance of awards under the 2005 Plan.
On February 12, 2010, the Board amended and restated the 2005 Plan (such plan, as amended and restated, the “2010 Plan”). We have amended and restated the 2005 Plan because we had a limited number of shares available for issuance thereunder. The 2010 Plan became effective upon its adoption by the Board on February 12, 2010 and accordingly the stock options issued under the 2010 Plan on such date are not reflected in the tables below. Such stock option awards remain subject to stockholder approval.
Pursuant to Board resolution, since May 19, 2005, the date of our 2005 annual meeting of stockholders, outside directors have automatically received a grant of RSUs equal to $100 in value on the date of each of our annual meeting of stockholders and any newly appointed outside director would receive an initial grant of RSUs equal to $150 in value on the date such director is appointed to our Board. On April 23, 2009, the Board passed a resolution that discontinued this practice.
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
All equity-based compensation expense is included in corporate expense for segment reporting purposes.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Stock Options
Stock option activity for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the years ended December 31, 2008 and 2007 are as follows:

	Successor Company		Predecessor Company
	December 31, 2009		April 23, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding beginning of period	32.1	$1,463	35.0	$1,504	19.4	$4,372	30.4	$4,768
Granted	—	$—	0.4	$12	32.9	$272	1.8	$1,164
Exercised	—	$—	—	$—	—	$—	—	$—
Cancelled, forfeited or expired	(3.5)	$3,726	(3.3)	$1,860	(17.3)	$2,352	(12.8)	$4,862

Outstanding end of period	28.6	$1,345	32.1	$1,463	35.0	$1,504	19.4	$4,372

Options exercisable at end of period	13.6	$2,485	11.4	$3,810	8.7	$4,856	13.7	$4,800

Aggregate estimated fair value of options vesting during the period	$826		$788		$2,360		$5,976

At December 31, 2009, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 6.14 years. Additionally, at December 31, 2009, 27.1 options were expected to vest with a weighted average exercise price of $1,404, and weighted average remaining term of 6.14 years. The aggregate intrinsic value of these options was $0. No options were exercised during the years ended December 31, 2009, 2008 and 2007. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of December 31, 2009, there was $1,193 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.19 years.
The estimated fair value of options granted during each period was measured on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007
Risk-free interest rate	—	2.98%	2.64%	4.52%
Expected term (years)	—	5.0	4.8	5.7
Expected volatility	—	92.17%	55.99%	40.12%
Expected dividend yield	—	0.00%	0.00%	0.79%
Weighted average fair value of options granted	$—	$8.40	$104.00	$478.00
No options were granted in the period ended December 31, 2009, therefore no determination was made for fair value assumptions.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Additional information related to options outstanding at December 31, 2009, segregated by grant price range is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
Options outstanding at exercise price of:	Options	Price	Life (in years)

$10 – $36	6.2	$34	8.84
$76 – $150	3.3	99	8.72
$248 – $250	2.9	250	8.52
$326 – $374	3.9	352	8.22
$398 – $1,448	5.4	454	8.14
$2,790 – $7,038	6.9	4,826	3.75

	28.6	1,345	7.34

Compensation expense in the Statement of Operations related to stock options is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Operating costs	$1,294	$624	$2,502	$3,933
General and administrative expense	303	192	160	2,902

	$1,597	$816	$2,662	$6,835

Restricted Stock
We have awarded shares of restricted stock to certain key employees. The awards vest over periods ranging from 2 to 4 years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period.
Restricted stock activity for the periods of January 1, 2009 to April 23, 2009 and April 24, 2009 to December 31, 2009 and the years ended December 31, 2008 and 2007 is as follows:

	Successor Company		Predecessor Company
	December 31, 2009		April 23, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding beginning of period	0.9	$1,498	1.8	$1,510	4.8	$1,724	1.7	$2,612
Granted	—	—	—	—	0.2	126	4.4	1,232
Converted to common shares	(0.1)	1,360	(0.9)	1,522	(1.8)	1,330	(0.4)	2,656
Cancelled, forfeited or expired	—	—	—	—	(1.4)	1,534	(0.9)	1,654

Outstanding end of period	0.8	$1,504	0.9	$1,498	1.8	$1,510	4.8	$1,724

As of December 31, 2009, there was $406 of unearned compensation cost related to restricted stock awards. The unearned compensation is expected to be recognized over a weighted-average period of 0.17 years.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Compensation expense in the Statement of Operations related to restricted stock awards is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Operating costs	$1,221	$536	$1,772	$1,453
General and administrative expense	165	74	390	468

	$1,386	$610	$2,162	$1,921

Restricted Stock Units
We have awarded RSUs to Board members and certain key executives, which vest over three and four years, respectively. On April 23, 2009, the Board passed a resolution that discontinued this practice. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter. As of December 31, 2009, there was no unearned compensation cost and the remaining RSUs convert to common shares in the first quarter of 2010.
RSUs activity for the periods of January 1, 2009 to April 23, 2009 and April 24, 2009 to December 31, 2009 and the years ended December 31, 2008 and 2007 is as follows:

	Successor Company		Predecessor Company
	December 31, 2009		April 23, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding beginning of period	2.4	$306	6.1	$320	1.2	$1,830	1.2	$2,612
Granted	—	—	—	—	5.5	138	0.6	1,126
Converted to common shares	(2.3)	186	(3.7)	325	(0.6)	1,330	(0.4)	2,480
Forfeited	—	—	—	—	—	—	(0.2)	3,024

Outstanding end of period	0.1	$1,314	2.4	$306	6.1	$320	1.2	$1,830

Compensation expense in the Statement of Operations related to RSUs is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Operating costs	$—	$—	$—	$—
General and administrative expense	327	684	618	850

	$327	$684	$618	$850

NOTE 12 — Other Expense (Income)
During the year ended December 31, 2008, we sold marketable securities for total proceeds of approximately $12,741 and realized a gain of $12,420, which was included as a component of other expense (income) in the Consolidated Statement of Operations.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 13 — Comprehensive (Loss) Income
Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income represents net income or loss adjusted for net unrealized gains or losses on available for sale securities. Comprehensive (loss) income is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Net (loss) income	$(63,600)	$(18,962)	$(427,563)	$24,368

Unrealized gain on marketable securities net effect of income taxes	111	219	6,732	1,385

Adjustment for gains included in net income (1)	—	—	(12,420)	—

Comprehensive (loss) income	$(63,489)	$(18,743)	$(433,251)	$25,753

(1)
During the year ended December 31, 2008, we sold marketable securities for total proceeds of approximately $12,741 and realized a gain of $12,420 included as a component of other expense (income) in the Consolidated Statement of Operations.

NOTE 14 — Income Taxes
The components of the provision for income taxes are as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Current:
Federal	$(8,828)	$(2,693)	$(1,220)	$18,466
State	(2,529)	(772)	367	3,738

	(11,357)	(3,465)	(853)	22,204

Deferred:
Federal	(9,567)	(2,919)	(11,790)	(5,542)
State	(4,101)	(1,251)	(2,117)	(938)

	(13,668)	(4,170)	(13,907)	(6,480)

Income tax (benefit) expense	$(25,025)	$(7,635)	$(14,760)	$15,724

For the nine months ended September 30, 2009 and the years ended December 31, 2008, and 2007, we understated liabilities in error related to uncertain income tax exposures, arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded related to this error was $82 in the 2009 successor period, $68 in the 2009 predecessor period, $1,442 in 2008 and $410 in 2007. In addition, $1,245 should have been recorded to retained deficit in 2007 upon adoption of the authoritative guidance on uncertain tax positions. Such charges totaling $3,247 were corrected in the fourth quarter of 2009 as an increase to income tax expense of $82, and an adjustment to the opening goodwill of $3,165 in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Successor Company	Predecessor Company
	December 31, 2009	December 31, 2008
Deferred tax liabilities:
Goodwill, intangibles and other	$26,198	$—
Deferred cancellation of debt income	32,726	—
Property and equipment	7,038	5,076
Investment	387	166
Other	299	295

Total deferred tax liabilities	66,648	5,537

Deferred tax assets:
Goodwill, intangibles and other	—	6,487
Allowance for doubtful accounts	1,653	1,379
Deferred compensation	695	1,444
Equity based compensation	8,260	8,460
Accrued expenses and other	9,069	4,016

Total deferred tax assets	19,677	21,786

Net deferred tax (liabilities) assets	(46,971)	16,249

Net deferred tax asset — current	$3,961	$2,029

Net deferred tax (liability) asset — long-term	$(50,932)	$14,220

We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the year ended December 31, 2009 or 2008. We will continue to assess the need for a valuation allowance at each future reporting period.
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes net of federal benefit	3.2	3.2	0.3	3.3
Non-deductible portion of goodwill impairment	(14.4)	0.0	(31.8)	0.0
Other	4.4	(9.5)	(0.2)	0.9

Effective tax rate	28.2%	28.7%	3.3%	39.2%

The 2009 and 2008 effective income tax rates were impacted by the goodwill impairment charges taken in each period being substantially non-deductible for tax purposes. The 2007 effective income tax rate benefited from a change in New York State tax law on our deferred tax balance (approximately $100).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007 that resulted in no material adjustment in the liability for unrecognized tax benefits. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $3,017 and $2,510 at December 31, 2009 and 2008, respectively. For the year-ended December 31, 2009 and 2008, we recognized $(493) and $405 of interest and penalties, respectively. Unrecognized tax benefits as of December 31, 2009 and 2008 are as follows:

Unrecognized
Tax Benefit
Predecessor Company
Balance at January 1, 2008	$6,470
Additions for current year tax positions	439
Additions for prior year tax positions	94
Settlements	(444)
Reductions related to expiration of statue of limitations	(157)

Balance at December 31, 2008	6,402

Additions for current period tax positions	—
Additions for prior years tax positions	—
Settlements	—
Reductions related to expiration of statue of limitations	—

Balance at April 23, 2009	$6,402

Successor Company
Balance at April 24, 2009	$6,402
Additions for current period tax positions	1,751
Additions for prior years tax positions	3,165
Settlements	(2,614)
Reductions related to expiration of statue of limitations	(2,067)

Balance at December 31, 2009	$6,637

The amount of unrecognized tax benefits that will reverse within the next twelve months cannot be estimated. Substantially all of our unrecognized tax benefits, if recognized, would affect the effective tax rate.
We are no longer subject to U.S. federal income examinations for years before 2005. During 2009, we settled our audit with the State of New York related primarily to filing positions through 2006. With few exceptions, we are no longer subject to state and local income tax examinations in other jurisdictions by tax authorities for years before 2002.
During 2008, we reported a federal net operating loss of approximately $2,700, for which we intend to prepare a Federal carryback claim. Accordingly, we have recorded an income tax receivable of $900. The states in which we operate generally do not permit the carryback of net operating losses. As a result, we must carry any related 2008 state net operating losses forward to be applied against future taxable income. We have recorded a deferred tax benefit of approximately $100 to reflect the expected utilization of these states and local net operating losses in future periods.
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income, which would enable us to carryback any potential future net operating losses and taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the year ended December 31, 2009. We will continue to assess the need for a valuation allowance at each future reporting period.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 15 — Commitments and Contingencies
We have various non-cancelable, long-term operating leases for office space and equipment. In addition, we are committed under various contractual agreements to pay for talent, broadcast rights, research, news and other services. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2009 and thereafter, are set forth below:

	Leases
Year	Capital	Operating	Other	Total

2010	960	5,775	123,850	130,585
2011	640	6,689	91,652	98,981
2012	—	6,590	82,111	88,701
2013	—	6,529	67,061	73,590
2014	—	5,804	64,260	70,064
Thereafter	—	22,566	156,840	179,406

	$1,600	$53,953	$585,774	$641,327

Rent expense charged to operations for the period from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the years ended December 31, 2008 and 2007 was $6,288, $3,271, $10,686 and $8,523, respectively.
Included in “Other” in the table above is $476,531 of commitments due to CBS Radio and its affiliates pursuant to the agreements described in Note 2 — Related Party Transactions and $1,500 for payments related to the acquisition Jaytu (d/b/a SigAlert.)
NOTE 16 — Restructuring Charges
In the third quarter of 2008, we announced a plan to restructure our Metro Traffic segment (the “Metro Traffic re-engineering”) and to implement other cost reductions. The Metro Traffic re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent.
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded $14,100, 3,976 and $3,976 of restructuring charges in the second half of 2008, the period ended April 23, 2009 and the period ended December 31, 2009, respectively. We estimate upon completion of the program, aggregate restructuring charges will be approximately $22,600, consisting of: (1) $10,850 of severance, relocation and other employee related costs; (2) $5,050 of facility consolidation and related costs; and (3) $6,700 of contract termination costs.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The restructuring charges identified in the Consolidated Statement of Operations are comprised of the following:

	Severance	Facilities	Contract
	Termination	Consolidation	Termination
	Costs	Related Costs	Costs	Total
Activity thru December 31, 2008
Charges	$6,765	$831	$6,504	$14,100
Payments	(3,487)	(41)	(1,108)	(4,636)
Non-cash utilization	(80)	—	(1,600)	(1,680)

Balance at December 31, 2008	3,198	790	3,796	7,784

Charges from January 1, to April 23, 2009	1,658	2,318	—	3,976
Charges from April 24, to December 31, 2009	1,941	1,885	150	3,976
Non-cash utilization	—	(360)	—	(360)
Payments	(5,260)	(956)	(2,196)	(8,412)

Balance at December 31, 2009	$1,537	$3,677	$1,750	$6,964

Accumulated charges	$10,364	$5,034	$6,654	$22,052
Accumulated payments	(8,747)	(997)	(3,304)	(13,048)
Accumulated non-cash utilization	(80)	(360)	(1,600)	(2,040)

Balance at December 31, 2009	$1,537	$3,677	$1,750	$6,964

NOTE 17 — Special Charges
The special charges identified on the Consolidated Statement of Operations are comprised of the following:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007
Fees related to the Refinancing	$1,196	$12,699	$—	$—
TrafficLand write-down	1,852	—	—	—
Professional fees related to the offering	1,698	—	—	—
Regionalization costs	519	120	—	—
Financing and acquisition costs	289	—	—	—
Professional and other fees related to the new CBS agreements, Gores investment and debt refinancing	—	—	6,624	3,626
Closing payment to CBS for new agreement	—	—	5,000	—
Severance obligations related to executive officer changes	—	—	—	1,000
Re-engineering expenses	—	—	1,621	—

	$5,554	$12,819	$13,245	$4,626

Fees related to the Refinancing include transaction fees and expenses related to negotiation of the definitive documentation, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g. Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. The TrafficLand write-down reflects costs associated with the TrafficLand arrangement. Professional fees for the offering include fees for various legal and financial advisors related to the offering that the Company currently has no immediate plans to further pursue. Regionalization costs are expenses related to reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers. The financing and acquisition costs are costs related to the Culver city Properties financing lease and acquisition of Jaytu (d/b/a SigAlert). During 2008, we incurred costs relating to the negotiation of a new long-term arrangement with CBS Radio, legal and professional expenses attributable to negotiations relating to refinancing our debt, and consultancy expenses associated with developing a cost savings and Metro Traffic reengineering.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
NOTE 18 — Segment Information
We manage and report our business in two operating segments: Metro Traffic and Network. We evaluated segment performance based on segment revenue and segment operating (loss) income. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs and total assets are captured discretely within each segment.
We report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.
Revenue, segment operating (loss) income, depreciation, unusual items and capital expenditures for the periods ended at December 31, 2009 and April 23, 2009 and the years ended December 31, 2008 and 2007 are summarized below by segment:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24, 2009 to	January 1, 2009	Year Ended December 31,
	December 31, 2009	to April 23, 2009	2008	2007
Revenue
Metro Traffic	$109,008	$47,479	$194,884	$232,445
Network	119,852	63,995	209,532	218,939

	$228,860	$111,474	$404,416	$451,384

Segment operating (loss) income
Metro Traffic	$(9,842)	$(2,093)	$24,577	$64,033
Network	3,144	(1,669)	14,562	30,943

Total segment operating (loss) income	(6,698)	(3,762)	39,139	94,976
Corporate expenses	(7,119)	(3,177)	(19,709)	(27,043)
Restructuring and special charges	(9,530)	(16,795)	(27,345)	(4,626)
Goodwill and intangible impairment	(50,501)	—	(430,126)	—

Operating (loss) income	(73,848)	(23,734)	(438,041)	63,307
Interest expense	14,782	3,222	16,651	23,626
Other (income) expense	(5)	(359)	(12,369)	(411)

(Loss) income before income taxes	$(88,625)	$(26,597)	$(442,323)	$40,092

Depreciation and amortization
Metro Traffic	$15,345	$1,480	$6,120	$6,955
Network	6,110	1,096	3,139	3,152
Corporate	18	9	1,793	9,733

	$21,473	$2,585	$11,052	$19,840

Capital expenditures
Metro Traffic	$3,509	$878	$1,538	$4,042
Network	1,675	506	5,634	1,800
Corporate		—	141	7

	$5,184	$1,384	$7,313	$5,849

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Identifiable assets by segment at December 31, 2009 and 2008 are summarized below:

	Successor Company	Predecessor Company
	December 31, 2009	December 31, 2008
Total assets
Metro Traffic	$152,057	$80,079
Network	134,084	92,109
Corporate	19,307	32,900

	$305,448	$205,088

NOTE 19 — Quarterly Results of Operations (unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are as follows:

Successor Company
	For the period	2009	2009	For the period
	April 24, 2009 to	Third	Fourth	April 24, 2009 to
	June 30, 2009	Quarter	Quarter	December 31, 2009

Net revenue	$58,044	$78,474	$92,342	$228,860
Operating loss	$(4,146)	$(60,135)	$(9,567)	$(73,848)
Net loss	$(6,184)	$(53,549)	$(3,867)	$(63,600)
Net loss per share:
Basic
Common Stock	$(18.85)	$(10.03)	$(0.19)	$(11.75)
Class B Stock	$—	$—	$—	$—
Diluted
Common Stock	$(18.85)	$(10.03)	$(0.19)	$(11.75)
Class B Stock	$—	$—	$—	$—

Predecessor Company
	2009	For the period	For the period
	First	April 1, 2009 to	January 1, 2009 to
	Quarter	April 23, 2009	April 23, 2009

Net revenue	$85,867	$25,607	$111,474
Operating loss	$(19,604)	$(4,130)	$(23,734)
Net loss	$(15,186)	$(3,776)	$(18,962)
Net loss per share:
Basic
Common Stock	$(33.95)	$(10.67)	$(43.64)
Class B Stock	$—	$—	$—
Diluted
Common Stock	$(33.95)	$(10.67)	$(43.64)
Class B Stock	$—	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Predecessor Company
	2008
	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$106,627	$100,372	$96,299	$101,118	$404,416
Operating loss	(3,000)	(195,609)	(7,555)	(231,877)	(438,041)
Net loss	(5,338)	(199,744)	(10)	(222,471)	(427,563)
Net loss per share:
Basic
Common Stock	$(11.94)	$(396.88)	$(2.88)	$(443.88)	$(878.73)
Class B Stock	$—	$—	$—	$—	$—
Diluted
Common Stock	$(11.94)	$(396.88)	$(2.88)	$(443.88)	$(878.73)
Class B Stock	$—	$—	$—	$—	$—
For the nine months ended September 30, 2009 and the years ended December 31, 2008, and 2007, we understated liabilities in error related to uncertain income tax exposures, arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded related to this error was $82 in the 2009 successor period, $68 in the 2009 predecessor period, $1,442 in 2008 and $410 in 2007. In addition, $1,245 should have been recorded to retained deficit in 2007 upon adoption of the authoritative guidance on uncertain tax positions. Such charges totaling $3,247 were corrected in the fourth quarter of 2009 as an increase to income tax expense of $82, and an adjustment to the opening goodwill of $3,165 in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
In the 23-day period ended April 23, 2009, we determined that we had incorrectly recorded a credit to interest expense, which should have been recorded in the three month period ended March 31, 2009, for the settlement of an amount owed to a former employee. We determined that this error was not significant to any prior period results and accordingly reduced the 23-day period’s interest expense by $754. Also in the period ended April 23, 2009, we determined that we incorrectly calculated the accretion of our preferred shares to redemption value which should have been recorded in the three-month period ended March 31, 2009. We determined that this error was not significant to any prior results and does not affect our net (loss) income. However, it does reduce the 23-day period’s net loss attributable to common stockholders by $1,262. Also In the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261, see Note 5 — Goodwill for additional information.
For the period April 24, 2009 to June 30, 2009, we failed to record the added depreciation expense for the increase in fixed assets values associated with our purchase accounting. The amount of depreciation expense that should have been recorded in the period ended June 30, 2009 was $401. This amount was recorded in the three months ended September 30, 2009. Additionally, for the period ended June 30, 2009, we failed to accrue severance costs of $145 for employees terminated in June 2009. Such charge was recorded in the three months ended September 30, 2009.
In the fourth quarter of 2008, we recorded net adjustments of approximately $2,391 of expense for unused vacation time, a write-off of fixed assets and other miscellaneous items related to other periods. Additionally, in the second quarter of 2008, we recorded a decrease to our operating loss of approximately $1,496 for an adjustment to stock-based compensation.
We do not believe these adjustments are material to our Consolidated Financial Statements in any quarter or year of any prior period’s Consolidated Financial Statements. As a result, we have not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to Costs	Write-offs and	End of
	Period	and Expenses	Other Adjustments	Period

Successor Company
4/24/2009 to 12/31/2009	$0	$2,425	$298	$2,723

Predecessor Company
1/1/2009 to 4/23/2009	$3,632	$574	$(6)	$4,200

2008	$3,602	$439	$(409)	$3,632

2007	$4,387	$139	$(924)	$3,602

II-1