Form 10-K/A
period 2009-12-31
WESTWOOD ONE INC /DE/
filed 2010-04-30
CIK 771950

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
Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2009 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.
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
Directors
The directors of the Company are listed below. The Company’s Board of Directors (referred to in this Part III as the “Board”) is divided into three classes (Class I, II, and III), each class serving for three-year terms, which terms are staggered and expire as indicated below. Each director’s class, the committees on which he serves, his age as of April 30, 2010 and the year he became a director of the Company is indicated below.

					Committee Assignments
Name		Director		Term	Audit	Compensation
(I = Independent)	Age	Since	Class	Expires	Committee	Committee
Andrew P. Bronstein	51	2009	I	2010
Jonathan I. Gimbel	30	2009	II	2012
Scott M. Honour	43	2008	II	2012
H. Melvin Ming (I)	65	2006	III	2011	**	*
Michael F. Nold	39	2009	I	2010		**
Emanuel Nunez (I)	51	2008	III	2011	*	*
Joseph P. Page	56	2009	III	2011
Norman J. Pattiz	67	1974	I	2010		*
Mark Stone	46	2008	I	2010		*
Ronald W. Wuensch (I)	68	2009	II	2012	*

*	Member

**	Chair

(I)	- Independent
The principal occupations and professional backgrounds of the ten directors are as follows:
Mr. Bronstein — has been a director of the Company since April 23, 2009. Mr. Bronstein is a Managing Director of Glendon Partners, the operations affiliate of The Gores Group, LLC (“Gores”), which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Bronstein is responsible for portfolio company financial oversight and controls and financial due diligence activities for Gores. Before joining Glendon Partners in 2008, Mr. Bronstein was President of APB Consulting LLC, a consulting firm that solved complex financial and accounting issues and led acquisition due diligence for public and private companies. From 1992 to 2006, Mr. Bronstein was Corporate Controller and Principal Accounting Officer (and Vice President commencing in 1994) of SunGard Data Systems Inc., a Fortune 500 software and services company. Before 1992, Mr. Bronstein worked for Coopers & Lybrand, a predecessor of PricewaterhouseCoopers, as a senior manager and director of its high technology practice in Philadelphia, PA. Mr. Bronstein graduated with distinction from Northeastern University with a B.S. in Accounting and a concentration in Finance. He is a CPA.
Mr. Gimbel — has been a director of the Company since April 23, 2009. Mr. Gimbel is currently a Vice President at Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Gimbel is responsible for the negotiation and execution of certain Gores acquisitions, divestitures and financing activities in addition to originating new investment opportunities. Prior to joining Gores in 2003, Mr. Gimbel was an analyst at Credit Suisse First Boston, where he focused primarily on mergers and acquisitions and leveraged finance transactions in the Media and Telecommunications group. Mr. Gimbel graduated with honors from the University of Texas with a Bachelor of Business Administration in Finance and Accounting and holds an M.B.A. from the Harvard Business School.

Mr. Honour — has been a director of the Company since June 19, 2008. Mr. Honour joined Gores in 2002 and is currently Senior Managing Director of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Honour is responsible for originating and structuring transactions and pursuing strategic initiatives at Gores. From 2001 to 2002, Mr. Honour served as a Managing Director at UBS Warburg, where he was responsible for relationships with technology-focused financial sponsors, including Gores, and created the firm’s Transaction Development Group, which brought transaction ideas to financial sponsors, including Gores. Prior to joining UBS Warburg, Mr. Honour was an investment banker at Donaldson, Lufkin & Jenrette. Mr. Honour earned his B.S. in Business Administration and B.A. in Economics, cum laude, from Pepperdine University, and his M.B.A. from the Wharton School of the University of Pennsylvania with an emphasis in finance and marketing. Mr. Honour is also a director of various Gores portfolio companies.
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
Mr. Nold — has been a director of the Company since April 23, 2009. Mr. Nold is currently a Managing Director of Glendon Partners, the operations affiliate of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Nold is responsible for oversight of select Gores portfolio companies and operational due diligence efforts. Before joining Glendon Partners in 2008, from 2004 to 2008, Mr Nold was an executive at Hewlett-Packard. Mr. Nold served as VP of Strategy & Corporate Development at Hewlett-Packard, where he focused on the global Services and Technology Solutions divisions, and also co-led Hewlett-Packard’s Corporate Strategy group, responsible for prioritizing and driving key transformational initiatives across Hewlett-Packard. Previously, Mr. Nold held leadership positions, in strategy and marketing, at United Technologies and Avanex Corporation from 2001 to 2004. Prior to that, Mr. Nold served as a management consultant with Bain & Company. Mr. Nold earned a B.S.E. in Industrial & Operations Engineering from the University of Michigan and an M.B.A. in Finance and Marketing from The Wharton School.
Mr. Nunez — has been a director of the Company since June 19, 2008. Mr. Nunez is currently an agent in the Motion Picture department of Creative Artists Agency (CAA), an entertainment and sports agency based in Los Angeles with offices in New York, London, Nashville, and Beijing. Mr. Nunez is involved in the representation of actors, directors, production companies and film financiers, focusing on exploring financial opportunities for the agency’s clients in emerging global markets. Mr. Nunez also participates in transactions ranging from traditional talent employment and production arrangements, to the territorial sales of motion picture distribution rights worldwide, as well as the structuring of many international co-productions. Mr. Nunez joined CAA in 1991. He was previously at ICM, and prior to this was an attorney for an entertainment law firm in Los Angeles. Since 2003, Mr. Nunez has served as a commissioner for the Latin Media & Entertainment Commission, an organization that advises the Mayor of New York City on business development and retention strategies for the Latin media and entertainment industry. Since 2007, he has served on the Company’s Board and also serves on its Audit Committee and Compensation Committee. Born in Cuba, Mr. Nunez resides in Los Angeles.

Mr. Page — has been a director of the Company since December 9, 2009. Mr. Page is Chief Operating Officer of Gores, where he also serves as a member of the Gores’ investment committee and oversees Gores’ financial and administrative functions. Prior to joining Gores in 2004, Mr. Page was senior Principal and Chief Operating Officer for Shelter Capital Partners, a southern California-based private investment fund, from 2000 to 2004. Prior to that, he held various senior executive positions with several private and public companies controlled by MacAndrews & Forbes (“M&F”). While at M&F, he was Vice Chairman of Panavision, CFO of The Coleman Company and CFO of New World Communications. Prior to M&F, Mr. Page was a Partner at Price Waterhouse. Mr. Page earned a B.S. in Accounting and an M.B.A. from Loyola Marymount University of Los Angeles.
Mr. Pattiz — founded the Company in 1976 and has held the position of Chairman of the Board since that time. He was also the Company’s Chief Executive Officer until February 3, 1994. From 2000 to 2006, Mr. Pattiz was appointed by President Clinton and reappointed by President Bush to serve on the Broadcasting Board of Governors (BBG) of the United States of America, which oversees all U.S. non-military international broadcast services. As chairman of the Middle East Committee, Mr. Pattiz was the driving force behind the creation of Radio Sawa, the BBG’s 24/7 music, news and information radio network, and Alhurra Television, the U.S. sponsored, Arabic-language satellite TV channel to the entire Middle East. Mr. Pattiz has served as a Regent of the University of California since September 2001. In that capacity, he serves as Chairman of the Board of the LLCs that operate Los Alamos and Laurence Livermore National Laboratories. He is past president of the Broadcast Education Association, and a member of the Council on Foreign Relations and the Pacific Council on International Policy. He is Director of the Office of Foreign Relations of the Los Angeles Sheriff’s Department, and serves on the Region 1, Homeland Security Advisory Council. In November 2009, Mr. Pattiz was inducted into the National Radio Hall of Fame in recognition of his significant contributions to the radio industry.
Mr. Stone — has been a director of the Company since June 19, 2008 and has held the position of Vice-Chairman of the Board since that time. Mr. Stone is currently President, Gores Operations Group, and Senior Managing Director of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Stone has responsibility for Gores’ worldwide operations group, oversight of all Gores portfolio companies and operational due diligence efforts. Mr. Stone joined Gores in 2005 from Sentient Jet, a provider of private jet membership, where he served as Chief Executive Officer from 2002 to 2004. Prior to Sentient Jet, Mr. Stone served as Chief Executive Officer of Narus, a global telecommunication software company, as Chief Executive Officer of Sentex Systems, an international security and access control manufacturing company. Mr. Stone holds an M.B.A. in Finance from The Wharton School and a B.S. in Finance from the University of Maine. Mr. Stone is also a director of various Gores portfolio companies.
Mr. Wuensch — has been a member of the Company’s Board since July 6, 2009. In 1992, Mr. Wuensch founded Wuensch Consulting, which specializes in providing private consulting services to boards of directors and chief executive officers regarding specific issues on economic value and business design. From 1988 to 1992, Mr. Wuensch served as Group Executive for a $50 billion financial services holding company and prior thereto was Senior Vice President for a multi-bank holding company, President of a bank holding company, and a consulting partner with Arthur Young and with KPMG. In addition, Mr. Wuensch has extensive experience as a board member of several public and private companies. He is currently an Executive Professor at the University of Houston’s Bauer College of Business, Wolff Center for Entrepreneurship. Mr. Wuensch is a graduate of Baylor University and a Certified Public Accountant licensed in Texas.

Qualifications of Directors
Gores Designees. Of the 10 directors that serve on the Company’s Board, six were designated by Gores and another, Mr. Nunez, was nominated by Gores to serve as an independent director. The Gores directors include two directors, Messrs. Honour and Gimbel, who focus primarily on M&A opportunities, and four directors, Messrs. Bronstein, Nold, Page and Stone, who focus primarily on operational matters (e.g., efficiencies in the businesses, growth opportunities, new projects, accounting/financial matters). Gores selected the following individuals to serve as directors in consideration of the following qualifications and skills. Three of the six became directors when Gores purchased $75 million of Company preferred stock in June 2008 and the remaining three became directors when Gores took control of the Company in connection with the Company’s refinancing of its debt and recapitalization which closed on April 23, 2009 (the “Refinancing”).
Directors since June 2008:
•
Honour. Mr. Honour is responsible for structuring and pursuing strategic alternatives on behalf of Gores and was designated to the Board to identify potential M&A transactions on behalf of the Company. Mr. Honour has been an investment banker for 19 years and has spent his professional career identifying, negotiating and closing M&A and financial transactions.

•
Stone. Mr. Stone, who leads Gores’ Operations group and is responsible for its worldwide operations group, was designated by Gores to serve on the Company’s Board primarily as a result of his extensive operational expertise. Mr. Stone’s educational background in math and computer science and his experience as Chief Executive Officer for three companies makes him a crucial adviser to both Company management and the Board when key decisions, such as operational improvements, revenue growth initiatives or potential M&A activity are being considered and made by the Board.

Directors since April 2009:
•
Bronstein. Mr. Bronstein’s extensive experience in dealing with complex financial and accounting matters, including as a consultant and corporate controller and principal accounting officer of a Fortune 500 software and services company, provides the Board with a critical resource on various operational and financial matters. Until the Company’s listing on NASDAQ which required that all members of the Audit Committee be independent, Mr. Bronstein served on the Company’s Audit Committee, which during 2009 dealt with several new accounting issues in connection with the Company’s Refinancing.

•
Gimbel. Mr. Gimbel who works on exploring and negotiating M&A opportunities, has worked as a key member of the Gores M&A team, including with Mr. Honour, for approximately seven years. Mr. Gimbel’s tenure as an M&A analyst in the Media and Telecommunications Group of a major investment bank brings an added dimension of M&A experience to the Board.

•
Nold. Like Mr. Bronstein, Mr. Nold has extensive operational experience, with a particular focus on strategy and related transformational initiatives. Mr. Nold was designated to the Board for his ability to conduct extensive diligence on a company’s operations and pinpoint areas for improvement, on a timely and cost-effective basis. Beyond supporting Westwood One’s overall operational improvement, Mr. Nold has been deeply engaged in transforming the capabilities and performance of the Network business.

Director since December 2009:
•
Page. Mr. Page was designated by Gores in December 2009 after Mr. Weingarten (a director elected in June 2008) resigned. Mr. Page brings to the Board significant financial, managerial and operational knowledge. In addition to having held several CFO and COO positions and being a Partner at Price Waterhouse, Mr. Page currently oversees operational and financial functions for all of Gores and has extensive media and financial experience.

Non-Gores Directors. Of the remaining four directors, one was nominated by Gores; one was nominated by the Company’s lenders (pursuant to the Investor Rights Agreement which is described below in Item 13 — Certain Relationships and Related Transactions, and Director Independence — Gores - Investor Rights Agreement); one is the Company’s founder and Chairman of the Board and the other is an independent director who has served on the Board since 2006.
•
Mr. Pattiz, the Company’s founder and Chairman of the Board for nearly 35 years, has extensive experience in the radio industry and was recently inducted into the National Radio Hall of Fame in recognition of his significant contributions to the radio industry. His keen understanding of the Network business and his extensive contacts with radio executive and talent have made Mr. Pattiz a key Board member. His institutional knowledge of the Company has been an invaluable resource to the Board.

•
Mr. Ming was nominated by the then Nominating and Governance Committee in 2006 and became a director of the Company in July 2006 during a period when the Company was seeking additional financial expertise (Mr. Robert Herdman, a director and Chair of the Audit Committee, had resigned in April 2006). Mr. Ming’s extensive roles as CFO, COO or CAO in different organizations were ideal complements to the Board. Mr. Ming has served on the Audit and Compensation Committees for much of the last four years.

•
Mr. Nunez was nominated by Gores because of his contacts and experience in the entertainment industry, an industry in which he has operated for over 24 years, both as an attorney and as a talent agent. His experience in helping to structure employment and production arrangements was a key consideration in his nomination and election to the Company’s Board, particularly as the Company continues to explore and develop new programming.

•
Mr. Wuensch was nominated by the Company’s lenders principally for his corporate governance experience and his service to various companies, including during times of financial transition and/or restructuring. Mr. Wuensch has been an executive, director and consultant (the latter for the last 18 years) to numerous companies over the last 40 years.

Diversity of the Board
As disclosed in more detail below under the section entitled “Committees of the Board”, effective April 23, 2009, the Company does not have a Nominating and Governance Committee and of the eleven directors on the Board, six are employed by Gores or its affiliate, Glendon Partners, and one is a designee of the Company’s lenders. The Board does not have a formal written policy regarding diversity but both it and Gores, when reviewing candidates, consider the diversity as well as breadth and wealth of a director’s professional experience and how such might compliment the experience currently represented on the Board. Prior to Gores’ ownership and particularly when the Company was managed by CBS Radio, the Board sought directors who had professional experience in the terrestrial radio industry, however, the Company now places a significant emphasis on identifying directors who have operational, financial and strategic/M&A experience. Other factors considered in evaluating a director’s qualifications include educational/technical skills (MBA/CPA); exposure with turnaround situations; leadership roles (CEO, CFO, COO, CAO, CTO) and relationships in the media and entertainment industry. All directors must have a high ethical character and solid professional reputation; possess sound business judgment and be willing to be engaged in the business of the Board. Nominations may be made by any director or stockholder of the Company as described below under “Changes to Director Nomination Procedures”.

Named Executive Officers
The following is a list of the Company’s executive officers. Only the Chief (Principal) Executive Officer, Chief (Principal) Financial Officer (in the Company’s case, Mr. Sherwood is both the President and CFO) and the three most highly compensated of the Company’s executive officers (excluding the CEO and CFO) using the methodology of the Securities and Exchange Commission (“SEC”) for determining “total compensation” are considered “named executive officers” (also referred to in this report as “NEOs”). The Compensation Discussion and Analysis that appears below relates only to the NEOs for fiscal year 2009.

Executive Officer	Position
Roderick M. Sherwood III	President and Chief Financial Officer

Gary Schonfeld	President, Network division

Steven Kalin	Chief Operating Officer and President, Metro Networks division

David Hillman	Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel
The professional backgrounds of the named executive officers for fiscal year 2009 who are not also directors of the Company follow:
Roderick M. Sherwood, III (age 56) was appointed Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the Company effective September 17, 2008, and President of the Company effective October 20, 2008. Mr. Sherwood served as Chief Financial Officer, Operations of The Gores Group, LLC from November 2005 to September 5, 2008, where he was responsible for leading the financial oversight of all Gores portfolio companies. From October 2002 to September 2005, Mr. Sherwood served as Senior Vice President and Chief Financial Officer of Gateway, Inc., where he was primarily responsible for overseeing financial performance and operational improvements and exercising corporate financial control, planning, and analysis. During his tenure at Gateway, he also oversaw Gateway’s acquisition of eMachines. From August 2000 to September 2002, Mr. Sherwood served as Executive Vice President and Chief Financial Officer of Opsware, Inc. (formerly Loudcloud, Inc.), an enterprise software company. Prior to Opsware, Mr. Sherwood also served in a number of operational and financial positions at Hughes Electronics Corporation, including General Manager of Spaceway (broadband services), Executive Vice President of DIRECTV International and Chief Financial Officer of Hughes Telecommunications & Space Company. He also served in a number of positions during 14 years at Chrysler Corporation, including Assistant Treasurer and Director of Corporate Financial Analysis. Mr. Sherwood currently serves as a director of Dot Hill Systems Corporation, including as Chair of its Audit Committee.
Gary Schonfeld (age 57) serves as the Company’s President, Network division, a position he has held since October 2008. Mr. Schonfeld co-founded radio network MediaAmerica in 1987 and served as its President. He became the President of Jones MediaAmerica upon the acquisition of MediaAmerica by Jones Media Group in July 1998. He served in that position until the acquisition of Jones Media Group by Triton Radio Network in June 2008. Prior to founding MediaAmerica, Mr. Schonfeld served as Vice-President Eastern Sales Region for Westwood One, an account executive with CBS Radio Networks and in various positions with Fairchild Publications, Y&R Advertising, and ABC Radio. Mr. Schonfeld has a B.A. from the University of Vermont and an M.A. from the University of Michigan.
Steven R. Kalin (age 46) was appointed the Company’s Chief Operating Officer effective July 7, 2008 and President of the Metro Networks division on October 20, 2008. Mr. Kalin has 20 years of media experience, encompassing both traditional and digital platforms and strategic, business development and operational roles. From 2002 to 2007, Mr. Kalin served as Executive Vice President and Chief Operating Officer of Rodale, Inc., a global publisher of health and wellness information. From September 2000 to January 2002, Mr. Kalin was Chief Operating Officer and then Chief Executive Officer of Astata, a business to business wireless software company. From September 1998 to June 2000, Mr. Kalin served as Chief Financial Officer and Chief Operating Officer of Medscape, a leading online website for physicians. From October 1995 to August 1998, Mr. Kalin was Vice President of Business Development for ESPN Internet Ventures and with ESPN Enterprises. At the start of his career, Mr. Kalin was a consultant with McKinsey & Company in the firm’s media practice. Mr. Kalin holds a B.A. from Brown University and an M.B.A. from Harvard Business School.

David Hillman (age 41) serves as the Company’s Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel. Mr. Hillman joined the Company in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006 and Chief Administrative Officer on July 10, 2007. Mr. Hillman has a B.A. from Dartmouth College and a J.D. from Fordham University School of Law.
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
Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2009 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.
Code of Ethics
The Company has a written policy entitled “Code of Ethics” that is applicable to all employees, officers and directors of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, which was amended and restated on April 23, 2009. The Company no longer has a Supplemental Code of Ethics for its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on the Company’s website (www.westwoodone.com) and is available in print at no cost to any shareholder upon request by contacting the Company at (212) 641-2000 or sending a letter to 1166 Avenue of the Americas, 10th Floor, New York, NY 10036, Attn: Secretary.
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
Nominations to the Board are typically reviewed by directors Stone and Honour, in consultation with Messrs. Sherwood and Pattiz. Nominees are then interviewed by several Board members before their presentation to the Board and/or stockholders of the Company.

Committees of the Board
The Board has an Audit Committee and Compensation Committee. Effective April 23, 2009, the Board adopted amended and restated written charters for each of the Audit Committee and Compensation Committee. The full text of each committee charter is available on the Company’s website at www.westwoodone.com and is available in print free of charge to any stockholder upon request. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. Effective April 23, 2009, the Company no longer has a Nominating and Governance Committee. From March 16, 2009, when the Company was delisted from the NYSE, to November 20, 2009, when the Company was listed on the NASDAQ Stock Market, the Company was not subject to the listing requirements of any national securities exchange or national securities association. Effective November 20, 2009, the Company became subject to NASDAQ rules and regulations except where it relies on the “controlled company” exemption to the board of directors and committee composition requirements under the rules of the NASDAQ Global Market. As a result of the exemption, the Company is not required to have a Nominating and Governance Committee, or have its Board comprised of a majority of “independent” directors and has the flexibility to include non-independent directors on its Compensation Committee. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and the Company complies with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and the NASDAQ Global Market rules which require that its audit committee be composed of at least three independent directors. In making a determination of a director’s “independence”, the Board used the NASDAQ standard of “independence” in determining that each of Messrs. Ming, Nunez and Wuensch is independent.
The Audit Committee
The current members of the Audit Committee are Messrs. Ming, Nunez and Wuensch. Pursuant to SOX and the NASDAQ standards described above, the Board has determined that Messrs. Ming, Nunez and Wuensch meet the requirements of independence proscribed thereunder. In addition, the Board has determined that each of Messrs. Ming and Wuensch is an “audit committee financial expert” pursuant to SOX. For further information concerning each of Mr. Ming’s and Mr. Wuensch’s qualifications as an “audit committee financial expert,” see their biographies which appear above in this report under the heading entitled “Directors.”
The Audit Committee is responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan and audit fees; and reviewing the Company’s financial statements and related disclosures. The Audit Committee meets separately with senior management of the Company, the Company’s General Counsel, the Company’s internal auditor and its independent registered public accounting firm on a regular basis. There were 11 meetings of the Audit Committee in 2009.
The Compensation Committee
The current members of the Compensation Committee are Messrs. Ming, Nold, Nunez, Pattiz and Stone. The Compensation Committee has formed a subcommittee, consisting solely of the two independent directors, Mr. Ming and Mr. Nunez, for the purpose of making equity grants to the Company’s key employees, including its NEOs.
The Compensation Committee has the following responsibilities pursuant to its charter (a copy of which is available on the Company’s website at www.westwoodone.com), which was amended on April 23, 2009:
•
Develop (with input from the CEO/President) and recommend to the Board for approval compensation to be provided to officers holding the title of Executive Vice President and above (“senior executive officers”);

•	Review and approve corporate goals and objectives relative to the compensation of senior executive officers;

•	Review the results of and procedures for the evaluation of the performance of other executive officers by the CEO/President;

•	At the direction of the Board, establish compensation for the Company’s non-employee directors;

•	Recommend to the Board for approval all qualified and non-qualified employee incentive compensation and equity ownership plan and all other material employee benefit plans;

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

In carrying out its responsibilities, the Compensation Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate. There were four meetings of the Compensation Committee in 2009.
The Board may from time to time, establish or maintain additional committees as necessary or appropriate.
Board Oversight of Enterprise Risk
The Board relies on the following enterprise-wide process to assess and manage the various risks facing the business and to ensure that such risks are monitored and addressed and do not compromise the Company’s ability to meet its business plan and strategic objectives. On an annual basis the Company’s President and CFO, Principal Accounting Officer and certain business heads meet to assess internal and external factors that could present a risk to the Company’s business plan. Once such assessment has been made, such officers produce a risk assessment report and review the risks with the Audit Committee. While the Audit Committee, which has been delegated the responsibility of reviewing the Company’s annual risk assessment by the Company’s Board, takes the lead risk oversight role and oversees risk management which includes monitoring and controlling the Company’s financial risks as well as financial accounting and reporting risks, the Company’s management is responsible for the day-to-day risk management process. As part of this risk assessment process, the Principal Accounting Officer works closely with members of the Audit Committee to ensure such risks are communicated in sufficient detail and to set forth a follow up process for managing and remediating any risk. Once this process has been completed, the Audit Committee and members of the Company’s finance department provide an update to the Board on the risk assessment process. To the extent any identified risks deal with compensation, the Company’s Compensation Committee also becomes involved in assessing and managing such risks.

Board Structure
The Company’s Board is comprised of 11 directors (there is currently one vacancy) and consistent with its control of the Company, Gores influences who serves on the Board. At the time of the Refinancing in April 2009, Gores eliminated the Nominating and Governance Committee to reflect this new ownership structure. It also chose to retain three directors who had previously served on the Board, Messrs. Ming, Pattiz and Nunez, the latter of whom was nominated by Gores. At the time of the Refinancing, the Company was no longer listed on the NYSE and thus did not require that a majority of the Board be independent. Once the Company was listed on NASDAQ in October 2009, the Audit Committee was modified to include three independent directors, Messrs Ming, Nunez and Wuensch.
Mr. Pattiz, who founded the Company and has served as the Chairman of the Board since 1976, has continued in this capacity to date. As evidenced by three amendments to his employment agreement executed in 2008 and 2009 to continue Mr. Pattiz’s service as Board Chairman, the Board believes Mr. Pattiz’s long-standing ties to the Company and his ability to chair the Board are highly beneficial to the Company’s employees and stockholders. While there are no prohibitions in the Company’s governing documents or policies regarding the CEO/President acting as Chairman of the Board, except for a period of time much earlier in the Company’s history when Mr. Pattiz was also President of the Company (through February 1994), the roles have remained separate. The Company’s Board and management believe the separation allows each party to continue its focus on its principal role, that is, overseeing the day-to-day management of the Company in the case of the President and presiding over meetings of the Board and stockholders, in the case of the Chairman. Mr. Sherwood’s is physically located in the corporate headquarters in New York and Mr. Pattiz is physically located in the Company’s Culver City offices.
In connection with the Refinancing, certain directors resigned from the Board, including David Dennis who prior to April 23, 2009, served as the Board’s lead independent director. Given that Gores and the Company’s lenders collectively own approximately 97% of the Company’s equity, the Board does not believe a new lead independent director is necessary at this time.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
The following narrative describes how the Company determined compensation for its named executive officers (referred to as NEOs or executives below), including the elements of their compensation and how the levels of their compensation were determined and by whom. When references are made to “key employees,” we are referring to a broader group of senior managers, such as department heads, who may be eligible for a particular compensation element. The information provided below is for fiscal year 2009 unless otherwise indicated.
Overview
The Company’s Compensation Committee (referred to in this narrative as the “Committee” or as the “Compensation Committee”) is primarily responsible for determining the compensation of the Company’s NEOs on an annual basis, which is comprised of three primary components, two of which are “discretionary” (annual bonus, if any, and the annual equity compensation award, if any). From 2003 to the time of the Company’s Refinancing in April 2009, the Committee was aided in its decision-making process by an independent, nationally recognized compensation adviser, the Semler Brossy Consulting Group (“SBCG”), which reported directly to the Committee Chair and performed no other work for the Company. The Committee has also sought and received legal advice from its outside legal counsel as needed, including with respect to the development and adoption of the Company’s 2010 Equity Compensation Plan (adopted by the Board on February 12, 2010) and the development and adoption of the Company’s form employment agreement for direct reports to the Company’s President.

The Committee seeks to provide appropriate and reasonable levels of compensation to its NEOs keeping in mind the Company’s mission of remaining competitive with pay opportunities of comparable companies in the media industry, while accounting for individual performance and the overall performance of the Company. The Company provides minimal perquisites, consisting mainly of reimbursements for parking and car allowances and does not provide any other types of perquisites, including supplemental pension plans or other deferred compensation arrangements.
Prior to the Company’s Refinancing, the Committee was comprised of three independent directors. However, on April 23, 2009, in connection with the Refinancing, the Company was recapitalized such that Gores and the Company’s lenders (as a group) now own approximately 74.3% and 22.5%, respectively, of the Company’s common stock. As described above, under the “controlled company” exemption of the NASDAQ Global Market rules, the Company is not required to have a Compensation Committee comprised of a majority of “independent” directors and the Committee’s present structure includes the Chairman of the Board, two Gores designees and two independent directors. The Committee has formed a subcommittee, consisting solely of the two independent directors, for the purpose of making equity grants to the Company’s key employees, including its NEOs.
Objectives
The objective of the Company’s executive compensation policy (which affects NEOs) has been to attract, retain and motivate executives. The Committee believes that equity compensation awards serve as important contributors to the attraction, retention and motivation of the Company’s executives and more closely aligns the interest of executives and management to long-term success and growth and best promote the interests of the Company’s stockholders. The Committee has established the following objectives when determining the compensation for NEOs:
•
Pay for Performance. Corporate goals and objectives, both for an individual and for the Company as a whole, and the progress made in achievement thereof, should be a key consideration in any pay decisions;

•	Be Competitive. Total compensation opportunities for NEOs generally should be competitive with comparable companies in the industry, in order to attract and retain needed managerial talent;

•
Align Interests of Executives with Long-term Success and Stockholder Interests. Elements of compensation should be structured to give substantial weight to the future performance of the Company, which better aligns the interests of the Company’s stockholders and executives;

•
Attract and Retain Key Employees. In the midst of a challenging business environment, the Company commenced a turnaround strategy in mid-2008 which included top-grading employees, including senior executives. Since the Company began operating as an independent company in March 2008, the Company and Committee have placed a premium on attracting and retaining key employees and talent, and accordingly, have granted higher levels of cash and equity compensation to new executives to induce them to join the Company and help execute the turnaround strategy; and

•
Provide a Fair and Balanced Severance Package, Where Appropriate. Severance provisions in executive contracts have been negotiated with a view towards providing a fair settlement should an executive be terminated. To such end, severance provisions have been structured to provide that any payment requires the execution of a release of any claims the executive may have against the Company, a commitment by the executive to adhere to restrictive covenants, “double-trigger” provisions with very limited “good reason” protection for the executive and severance amounts that are fixed (rather than extending for the remainder of the contract’s term).

Process and Roles of Parties
As a part of the Refinancing, Gores holds approximately 74.3%, and the Company’s lenders hold approximately 22.5%, of the Company’s equity. In 2009 (for services rendered in 2008), the President, head of Human Resources and the General Counsel met to discuss individuals’ performances and make general recommendations regarding discretionary bonuses (as described below, during this time, the Company was not in a position to consider or award equity compensation). After considering these recommendations and the overall performance of the Company, the Committee determined not to award any discretionary bonuses in 2009 or 2010 as described below. Neither the President nor the General Counsel makes recommendations, reviews or otherwise participates in the process of determining his own discretionary compensation and the Chairman of the Company, who is a member of the Compensation Committee, recuses himself from any discussions relating to his own compensation. While the Committee is primarily focused on elements of discretionary compensation, it was also heavily involved in determining base salaries for the Company’s President and all direct reports to the President, including the NEOs, when they were hired in 2008 and 2009.
From 2003 to the closing of the Refinancing in April 2009, the Committee retained the services of SBCG to assist it in major compensation decisions, particularly relating to new hires’ compensation packages, key employment agreement renewals and awards of equity compensation. In 2009, the Committee did not consider any of these types of compensation decisions; however, it did adopt a new equity compensation plan and award stock options in February 2010. In such instance, it did not engage the services of SBCG. In making these stock option awards, Company management relied heavily on Gores’ expertise with respect to the size and pool of grantees for such awards, and outside counsel and the Committee provided additional guidance related thereto. The Committee received significant input from management regarding the specific awards to be made to employees. For awards made to NEOs, the President worked closely with the Vice-Chairman of the Board, Chair of the Committee, Gores and remaining members of the Committee to determine the appropriate award levels and in the case of the President’s equity award, the Committee and Gores made such determination.
Timing Of Discretionary Compensation Awards
Historically, the Company has awarded its annual discretionary compensation (i.e., annual bonus and equity compensation) to NEOs after the performance of the immediately preceding fiscal year, including year-end earnings, has been publicly reported and is known by Board members, including the Committee. The Committee has, in certain limited circumstances, made equity compensation awards at other times in connection with a new employee’s date of hire or in connection with a significant promotion. Given the general economic downturn and the Company’s operating performance over the last two years (2009 and 2008, respectively), the Company determined not to award discretionary bonuses for each such year in 2010 and 2009, respectively. Contractual bonuses, such as signing and/or retention bonuses, were not affected by this decision.
Given the significant negotiations during late 2008 and the first few months of 2009 related to the Refinancing, the Company also did not award any equity compensation in 2009. In recognition of not having granted bonuses or equity awards, and given the significant transactions undertaken by the Company (e.g., transition as an independently-managed company; securing a ten-year distribution arrangement with CBS Radio; consummation of a $100 million investment by Gores; completion of a significant re-engineering of the Company’s Metro Networks division and the Refinancing), the Company awarded stock options to its employees, including NEOs, on February 12, 2010.
Elements of Compensation
There are three main components of compensation: (1) base salary; (2) discretionary annual bonus; and (3) equity compensation. The Company generally establishes a NEO’s base salary in the individual’s employment agreement, based generally on competitive pay levels, the Company’s internal pay structure and appropriate fixed pay to compensate sufficiently the NEOs for performing his/her duties and responsibilities. However, for the most part with limited exceptions, all other payments (e.g., signing bonus, retention bonus, annual discretionary bonus, equity compensation awards) are wholly-discretionary and/or contingent on the NEO remaining with the Company. The Committee believes discretionary annual bonuses should be used to reward a NEO’s outstanding individual performance and that NEOs are more appropriately compensated, motivated and rewarded (and more likely to remain at the Company) when bonuses are paid in cash in a lump sum after the year has ended. Equity compensation awards, on the other hand, are intended to generate favorable long-term performance with a view toward providing a potential for upside should the Company’s performance improve over the long-term, thereby creating a common goal of both NEOs and Company stockholders. Given the Company’s stock price over the last few years, an increasingly larger portion of NEOs’ compensation has been their cash compensation (salary) as compared to their equity compensation. As noted above, the Company did not pay discretionary bonuses or award equity compensation to its executives in 2009. In setting the different elements of compensation, the Committee does not engage in a formal benchmarking process. However, over the years the Committee has received periodic input by SBCG, and the Committee and the Company are generally aware of compensation trends in the industry.
How does the Committee determine the allocation between the elements of compensation?
Base Salary
In determining base salary, the Committee considers an individual’s performance, experience and responsibilities, as well as the base salary levels of similarly-situated employees at comparable companies in the media industry. A base salary is meant to create a secure base of cash compensation, which is competitive in the industry. The Company relies to a large extent on the President’s evaluation and recommendation based on his assessment of the NEO’s performance.
Salaries generally are reviewed at the time a NEO enters into a new or amended employment agreement, which typically occurs upon the assumption of a new position and/or new responsibilities or the termination of the agreement. Any increase in salary is based on a review of the factors set forth above. In most instances, the Company has moved away from guaranteeing automatic salary increases in multi-year employment agreements in favor of reviewing on an annual basis whether salary increases should occur company-wide.
Effective April 6, 2009, the Company instituted a company-wide salary reduction, ranging from 5-15% based on an employee’s salary level. As part of such plan, all of the NEOs received a 15% reduction in salary, which reduction remained in place throughout the rest of 2009 and continues as of the date of this report. From the ten-week period commencing October 12, 2009 to December 21, 2009, the Company reduced employees’ pay on a one-time basis by an additional 10% (e.g., five days of pay) and instituted a mandatory five-day furlough over the same ten-week period. All NEOs participated in this program.
Discretionary Annual Compensation Bonus
NEOs are eligible to receive discretionary annual bonuses and their employment agreements provide a target amount for which they are eligible. The target is set based on the NEO’s position and responsibilities and the Company’s overall pay positioning objectives. While the target bonus amounts differ from agreement to agreement, all such bonuses are in the sole and absolute discretion of the Board or the Committee or their designee. Historically, management would make a recommendation regarding discretionary bonuses and equity compensation for key employees to the Committee which the Committee and management would discuss. After reviewing its decisions with the full Board and taking into account the views expressed by members of the Board, the Committee would make its final determination. As previously stated, the Committee has not awarded discretionary bonuses in the last two years given the weakened economy and the Company’s performance. When making bonuses, the Committee’s policy is to take into account a NEO’s base salary and views cash compensation as a whole when making its determinations regarding bonuses.
While the Committee does not have a written policy regarding bonuses payable upon attaining certain financial metrics, bonuses for all members of management will continue to be reviewed on the basis of the Company’s overall performance and to the extent applicable, on their individual performance and the performance of departments over which they exercise substantial control.

Equity Compensation
The Company considers equity compensation to be a key part of a NEO’s compensation. On April 23, 2009, when the Company’s debt was refinanced, the Company’s capital structure was recapitalized such that its common stockholders were diluted to approximately 2% of the Company’s equity. While the Company’s employees have outstanding equity compensation issued under the 2005 Equity Compensation Plan (which was effective prior to the Board’s adoption of the 2010 Plan as described below) (the “2005 Plan”) and 1999 Stock Incentive Plan (the “1999 Plan”), such equity compensation is significantly underwater (i.e., the Company’s current stock price, on a split-adjusted basis, is substantially below the exercise price of such stock options) and has de minimis value. As a point of reference, the aggregate fair value of equity compensation awards to NEOs was $856,158 for the three years ended December 31, 2009 as described in more detail under the “Summary Compensation Table” that appears below. The intrinsic value of these awards as of December 31, 2009 was $0 for option awards and $243 for stock awards. Because of the timing of the Refinancing, the Company was not in a position to develop a new equity compensation plan in late 2008 or early 2009 and accordingly, no awards to NEOs were made in 2009.
In the second half of 2009, the Company along with the Chair of the Committee and Vice-Chairman of the Board (who also sits on the Compensation Committee), reviewed the Company’s equity compensation levels and determined the 2005 Plan should be revised to increase the shares of common stock available for issuance under such plan. Gores believed the amount of the equity compensation awards should be meaningful, in part because previously issued equity compensation no longer has much value and in part because no awards or bonuses were awarded in the previous two years. On February 12, 2010, the Board amended and restated the 2005 Plan (which was renamed the 2010 Equity Compensation Plan, the “2010 Plan”) to increase the number of shares available for issuance to 2,650,000 shares, subject to stockholder approval, which reflected an allocation of approximately 10% of the Company’s equity (on a fully-diluted basis taking into account the stock options to be awarded) for equity awards. Thereafter, the Company’s President and Chair of the Committee recommended award levels for top executives, including NEOs (with the exception of the President), and thereafter, the President and Chair of the Committee, along with the General Counsel and key members of management, recommended levels of individual employee awards. The Vice-Chairman of the Board, Chair of the Committee and remaining Committee members determined the award for the President. Approximately 2,000,000 shares were awarded on February 12, 2010, subject to stockholder approval, and accordingly, approximately 650,000 of the 2,650,000 shares remain available for issuance under the 2010 Plan.
Under the 2010 Plan, the maximum number of shares subject to any stock option, stock appreciation right or any equity-based award that is intended to be “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (along with related regulations, the “Code”) that may be granted to each participant may not exceed 1,000,000 shares (subject to adjustment as provided in the 2010 Plan) during any one year period, of which up to 350,000 (subject to adjustment as provided in the 2010 Plan) may be used for restricted stock, restricted stock units (“RSUs”), deferred stock units and equity-based performance awards that are intended to be “performance-based compensation.” Other than the definition of “change in control” and default vesting terms relating to a “change in control”, no other material changes were made to the 2005 Plan and the types of awards available under the 2005 Plan remain the same under the 2010 Plan. However, the “change in control” definition in the 2005 Plan was amended to more closely match the definition set forth in the Company’s credit agreements. In addition, the Committee determined that instead of all equity compensation automatically vesting in connection with a termination upon a “change in control,” any accelerated vesting termination provisions should be determined on a case-by-case basis.
The 1999 Plan expired on March 31, 2009 but approximately 25,503 shares remain outstanding thereunder pursuant to prior awards. The awards made under the 1999 Plan also expressly incorporate the defined terms “cause” and “change in control” and the effect of such terms from the 2005 Plan. Unless expressly negotiated otherwise, unvested stock options continue to be forfeited upon an employee’s termination, including by death or disability.

Under the Company’s equity compensation plans, various forms of equity compensation awards are available, including (1) full value share equity compensation awards (e.g., restricted stock, RSUs, performance shares and deferred stock) that are measured by the actual stock price, and (2) stock options, which have value to an employee only to the extent the price of the Company’s common stock increases after the date the stock options are granted. The Company began to include restricted stock and RSUs in its equity compensation awards in May 2005, after the 2005 Plan was approved by Company stockholders. The last time the Committee awarded restricted stock or RSUs to its employees was in 2007.
In determining awards to NEOs, the Committee reviews both the value of equity compensation, individual responsibilities and performance, and other equity awards granted to executive officers at the Company. The following awards were made under the 2010 Plan to the NEOs on February 12, 2010, subject to stockholder approval:
•	Roderick M. Sherwood, III — received a stock option to purchase 400,000 shares of common stock;

•	Gary Schonfeld — received a stock option to purchase 200,000 shares of common stock;

•	Steven Kalin — received a stock option to purchase 200,000 shares of common stock; and

•	David Hillman — received a stock option to purchase 150,000 shares of common stock.
Terms of Vesting
Under the 2005 Plan and 2010 Plan, unvested awards generally are forfeited upon an employee’s termination, including by death or disability. However, under the 2005 Plan, if termination occurs within a 24-month period after a change in control (as such term is defined in the 2005 Plan), the award generally will become fully vested. Once granted, an individual is entitled to the benefits of an award of equity compensation upon vesting, provided, such individual remains employed by the Company at the time of vesting. In the case of certain NEOs and key employees, an award (or portion of an award) may vest when termination is without cause or for good reason,
All equity compensation issued under the 2005 Plan and the 2010 Plan (including those awards made on February 12, 2010) have three-year vesting terms, with the exception of awards made in January 2006 which vested over four years. Stock options issued under the 1999 Plan have five-year vesting terms, with the exception of awards made in March 2008 which vested over three years. Options that remain outstanding under the 1999 Plan and 2005 Plan will vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan, not taking into an account the amended definition under the 2010 Plan) has occurred. In the case of all of the NEOs, this is also true of the awards made on February 12, 2010.
Definition of Change in Control
Under the 2010 Plan, adopted on February 12, 2010: a “change in control” generally is: (i) the acquisition by any person, other than Gores, of a majority of the equity interests of the Company entitled to vote for members of the Board or equivalent governing body; (ii) a change in the individuals constituting a majority of the Board, or (iii) the consummation of any other transaction involving a significant issuance of the Company’s securities, a change in the Board composition or other material event that the Board determines to be a change in control.
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
Payments Upon Termination
The Company has entered into employment agreements with each of the NEOs in order to promote stability and continuity of management. Under certain employment agreements, NEOs are entitled to cash payments upon various termination scenarios, including upon a change in control, death or disability, termination by the executive for good reason, or termination by the Company without cause. These payments are more particularly described under the table entitled “Potential Payments upon Termination or Change in Control”; the summaries of employment agreements that follow under the heading entitled “Employment Agreements”; and the narrative that follows regarding such payments. The Company does not have any arrangements with its NEOs, written or otherwise, for 280G “gross-up” or similar type payments.
What other factors does the Committee consider when making its decisions regarding compensation to NEOs?
Section 162(m) of the Code, limits the annual tax deduction a Company may take on compensation it pays to the NEOs (other than the CFO in certain instances) to covered pay of $1 million per executive in any given year. The Committee’s general policy is to structure compensation programs that allow the Company to fully deduct the compensation under Section 162(m) requirements. However, the Committee seeks to maintain the Company’s flexibility to meet its incentive and retention objectives, even if the Company may not deduct all of the compensation.
Beginning in 2005, with the adoption of the 2005 Plan by the Board, the Committee has the option to grant RSUs and restricted stock to NEOs. The Committee has retained the right to grant such equity awards because although the amount of RSUs and restricted stock that qualify for a deduction under Section 162(m) may be limited, equity-based awards have the potential to be a significant component of compensation that promotes long-term Company performance and management retention, and strengthens the mutuality of interests between the awardees and stockholders. Stock options granted by the Company are generally intended to qualify for a deduction under Section 162(m).
The Committee also considers the accounting cost and the dilutive effect of equity compensation awards when granting such awards and the impact of Section 409A of the Code relating to deferred compensation. To the extent permitted by the Committee, a participant may elect to defer the payment of RSUs in a manner that is intended to comply with Section 409A of the Code.
With respect to accounting considerations, the Committee examines the accounting cost associated with equity compensation in light of requirements under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (formerly, FASB Statement 123R) (“FASB ASC 718”).
What role does the Committee play in establishing compensation for directors?
The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its outside legal counsel prior to making a recommendation to the Board. The elements of director compensation and more particulars regarding the elements are described in this report under the table appearing below the heading “Director Compensation.”

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
Submitted by the members of the Compensation Committee:
Michael Nold, Chair
H. Melvin Ming
Emanuel Nunez
Norman J. Pattiz
Mark Stone

SUMMARY COMPENSATION TABLE
The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company’s named executive officers for the years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. In 2009, the Company instituted cost-reduction measures which included a 15% salary reduction effective April 6, 2009 for each of the NEOs and a 10% salary reduction, along with five unpaid furlough days, for the period from October 19, 2009 to December 28, 2009. The effect of these cost reductions on NEOs’ salaries are reflected in the table below.

							Change in
							Pension
							Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
					Option	Incentive Plan	Compensation	Compen-
Name and		Salary	Bonus	Stock Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f) (2)	(g)	(h)	(i)(3)	(j)

CURRENT NEOS:
Roderick M. Sherwood, III	2009	$520,892	—	—	—	—	N/A	$	$520,892
President (as of 10/20/08)	2008	$168,462	$15,000	—	$152,700	—	N/A	$115,000	$451,162
and CFO (as of 9/20/08) (4)

Gary Schonfeld	2009	$432,728	—	—	—	—	N/A	—	$432,728
President, Network division (as of 10/20/08) (5)	2008	$96,154	—	—	$56,100	—	N/A	—	$152,254

Steven Kalin	2009	$431,135	—	—	—	—	N/A	—	$431,135
President, Metro Networks division (as of 10/20/08)	2008	$225,962	—	—	$266,050	—	N/A	—	$492,012
and COO (as of 7/7/08) (6)

David Hillman,	2009	$388,021	—	—	—	—	N/A	—	$388,021
CAO, EVP, Business	2008	$425,000	$33,334	—	$145,950	—	N/A	—	$604,284
Affairs and GC (7)	2007	$373,846	$208,333	$134,358	$101,000	—	N/A	—	$817,537

(1)	The Committee did not award bonuses for service in 2008 and 2009.

(2)
The amounts reported in columns (e) and (f) represent the grant date fair value all stock and option awards granted in fiscal 2009, calculated in accordance with FASB ASC 718. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 11 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The vesting terms of the stock awards and option awards reported in the table above are described below.

(3)
The Company does not provide perquisites to its employees, including the named executive officers. Under the terms of his employment agreement, Mr. Pattiz has the right to purchase at any time the Company car he uses at the fair market value as such is reported in the Kelly Blue Book. Prior to April 3, 2009, the Company made a matching contribution of 25% of all employees’ contributions to their 401(k) Plan in an amount not to exceed 6% of an employee’s salary. Such matches were in Company stock, until January 1, 2007, when the Company began making such matches in cash. Employees vest in the “Company match” based on years of service with the Company as follows: 20% for one year of service; 40% for two years of service; 60% for three years of service; 80% for four years of service and 100% for five years of service. On March 24, 2009, the Company announced it would cease making matching contributions to employees’ contributions to their 401(k) Plans, effective April 3, 2009. The values of the Company matching contributions in 2009 were: $1,151, $433, $865 and $1,558, with respect to Messrs. Sherwood, Schonfeld, Kalin and Mr. Hillman, respectively.

(4)
Roderick M. Sherwood, III earned base salary at an annual rate of $600,000 from September 20, 2008 through December 31, 2008 and received a $15,000 signing bonus at the time he entered into his employment agreement. Mr. Sherwood earned base salary at an annual rate of $600,000 for calendar year 2009, which amount was reduced in connection with the cost-reduction measures described above. Prior to his employment by the Company, Mr. Sherwood also received $115,000 from Gores in connection with consulting work rendered to the Company in July-September 2008 in connection with the Metro reengineering plan and other cost initiatives, which amount is included as part of “all other compensation” and not in “salary”.

(5)
Gary Schonfeld earned base salary at an annual rate of $500,000 from October 20, 2008 through December 31, 2008 and for calendar year 2009, which amount was reduced in connection with the cost-reduction measures described above.

(6)
Steven Kalin earned base salary at an annual rate of: (i) $450,000 from July 7, 2008 through October 19, 2008 for services rendered as COO and (ii) $500,000 from October 20, 2008 to December 31, 2009 for services rendered as President, Metro Networks division, which amount was reduced in connection with the cost-reduction measures described above.

(7)
David Hillman earned base salary at an annual rate of $425,000 for calendar year 2008 and his base salary increased to $450,000 on January 1, 2009. He also received a $100,000 retention bonus at the time he entered into the first amendment to his employment agreement effective January 1, 2006, of which $33,333.36 was earned in each of 2006, 2007 and 2008. Mr. Hillman’s salary was also reduced in connection with the cost-reduction measures described above.

GRANTS OF PLAN-BASED AWARDS IN 2009
As discussed elsewhere in this report, no awards of stock options, restricted stock or RSUs were made to NEOs during the 2009 calendar year. Accordingly, this table which would otherwise provide information for equity compensation awards to the Company’s named executive officers during the year ended December 31, 2009 has been omitted.
The following summary is applicable to the equity compensation awarded in 2008 and 2007 to the NEOs reported in the table entitled “Summary Compensation Table” which appears above.
Vesting
All awards of stock options listed in the “Summary Compensation Table” were granted under the 2005 Plan or the 1999 Plan and vest in equal installments over a three-year period, commencing on the first anniversary of the date of grant. Upon a participant’s termination, all vested stock options remain exercisable as follows, but in no event later than ten years after the grant date: (i) three years in the event of the participant’s retirement; (ii) one year in the event of the participant’s death (in which case the participant’s estate or legal representative may exercise such stock option) or (iii) three months for any other termination (other than for cause) unless negotiated otherwise in an executive’s employment agreement. Under the terms of the 2005 Plan, a participant forfeits any unvested stock options on the date of his termination.
When terms such as participant, termination, retirement, cause and change in control are used for purposes of referring to equity compensation, such have the meaning set forth in the 2005 Plan. A “participant” means a recipient of awards under an equity compensation plan (for purposes of this report, the employee).

Change in Control Provisions
With respect to all equity compensation awards made under the 2005 Plan (or those issued in March 2008 and thereafter under the 1999 Plan incorporating 2005 Plan terms relating to a change in control), if an employee is terminated without cause during the 24-month period following a change in control, all unvested stock options, restricted stock and RSUs (as described above) shall immediately vest provided an employee is still a participant on that date. As described in the CD&A above, this provision was changed in February 2010 but does not impact any of the awards disclosed in the tables above.
Termination without Cause
Certain equity awards may be subject to modified vesting provisions based on the terms of employment agreements negotiated by and between the Company and certain NEOs, specifically Messrs. Sherwood and Kalin, which terms are described in more detail under the summaries of their respective employment agreements which appear below.
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
Right to Defer; Mandatory Deferral in 2005
A participant may elect to defer receipt of his RSUs in which case shares and any dividend equivalents thereon are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant may choose to defer his award until the last vesting date applicable to such award or his date of termination. In 2005, the deferral of equity compensation awards until a participant’s termination was mandatory. Accordingly, the grants made to all directors on May 19, 2005 and the grants made to Mr. Pattiz in December 2005 were deferred until such individual’s termination. Since the 2005 awards, no grants of equity compensation have been deferred, with the exception of the RSU award made to Mr. Dennis on September 22, 2008. With the exception of deferred awards to Mr. Pattiz, all previously-deferred awards have been distributed as such directors have resigned from the Company.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock and RSUs outstanding to each of the Company’s NEOs as of December 31, 2009. The following share numbers and prices reflect a 200 for 1 reverse stock split that occurred on August 3, 2009.

	Option Awards (1)					Stock Awards (2)
								Equity	Equity
								Incentive	Incentive
							Market	Plan	Plan
							Value	Awards:	Awards:
			Equity			Number	of	Number	Payout
			Incentive			of	Shares	of	Value of
			Plan			Shares	or	Unearned	Unearned
			Awards:			or Units	Units	Shares,	Shares,
	Number of	Number of	Number of			of	of	Units or	Units or
	Securities	Securities	Securities			Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise		Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Option	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Expiration Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (3)	(i)	(j)

NEOs:
Sherwood	1,000	2,000	—	$98.00	09/17/18	—	$—	—	$—
	250	500	—	36.00	10/20/18	—	—	—	—

Schonfeld	916	1,834	—	$36.00	10/20/18	—	$—	—	$—

Kalin	708	1,417	—	$250.00	7/7/18	—	$—	—	$—
	250	500	—	36.00	10/20/18	—	—	—	—

Hillman	3	—	—	$3,834.00	09/28/10	—	$—	—	$—
	45	—	—	4,292.00	09/20/11	—	—	—	—
	60	—	—	7,038.00	09/25/12	—	—	—	—
	60	—	—	6,038.00	09/30/13	—	—	—	—
	150	—	—	4,100.00	10/05/14	—	—	—	—
	100	25	—	4,194.00	03/14/15	—	—	—	—
	126	43	—	2,854.00	02/10/16	—	—	—	—
	133	67	—	1,234.00	03/13/17	—	—	—	—
	291	584	—	398.00	03/14/18	—	—	—	—
	—	—	—	—	—	21	95	—	—
	—	—	—	—	—	33	149	—	—

(1)	The stock options listed in the table above vest as follows:
•
All stock options listed in the above table granted prior to January 1, 2005 (i.e., with an expiration date on or before December 31, 2014) were granted pursuant to the terms of the 1999 Plan and are subject to five-year vesting terms in equal installments, commencing on the first anniversary of the date of grant.

•
All stock options listed in the table above with an expiration date on or after May 19, 2015 but granted prior to March 14, 2008 were granted pursuant to the terms of the 2005 Plan. Such options vest in equal installments over four years commencing on the first anniversary of the date of grant except for stock options listed in the table above with an expiration date on or after March 13, 2017, all of which have a three-year (not four-year) vesting term.

•
All stock options listed in the table above with an expiration date on or after March 14, 2018 were granted pursuant to the terms of the 1999 Plan (as described elsewhere in this report) and, as stated in the immediately preceding bullet, vest in equal installments over three years commencing on the first anniversary of the date of grant.

(2)
All stock awards listed in the above table were granted pursuant to the terms of the 2005 Plan and are subject to four-year vesting terms commencing on the first anniversary of the date of grant, except for: (x) stock awards issued in 2007 and later, all of which have a three-year vesting term; and (y) Mr. Hillman’s award of 75 shares of restricted stock awarded in July 2007 which had a two-year vesting term (such award has been adjusted to reflect the 200 for 1 reverse stock split that occurred on August 3, 2009). As discussed elsewhere in this report, restricted stock granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date), with subsequent vesting dates tied to the anniversary of the vesting date. The numbers disclosed in column (g) above include all dividend equivalents that have accrued on such shares.

(3)
The value of the awards disclosed in column (h) above is based on a per share closing stock price on NASDAQ for the common stock of $4.50 ($0.0225, if not adjusted for the 200 for 1 reverse stock split that occurred on August 3, 2009) on December 31, 2009 (the last business day of 2009).

OPTIONS EXERCISED AND STOCK VESTED
During the year ended December 31, 2009, none of the Company’s named executive officers exercised any stock options. Shares of restricted stock and RSUs previously awarded to them were acquired as follows:

	Options Awards		Stock Awards
	Number of	Value Realized on	Number of Shares	Value Realized on
	Shares	Exercise	Acquired on Vesting	Vesting (1)
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

NEOS:
Sherwood	—	—	—	—
Schonfeld	—	—	—	—
Kalin	—	—	—	—
Hillman	—	—	92	$1,008

(1)	Value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of common stock on the vesting date.
PENSION BENEFITS
None of the Company’s named executive officers are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.
NONQUALIFIED DEFERRED COMPENSATION
None of the Company’s named executive officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Accordingly, this table which would otherwise provide nonqualified deferred contribution information for the Company’s named executive officers during the year ended December 31, 2009 has been omitted.

Employment Agreements
General
The Company has written employment agreements with each of the NEOs, the material terms of which are set forth below. These summaries do not purport to be exhaustive; in particular, financial terms (e.g., salary, bonus) for years prior to 2009 are not included in the summaries below. You should refer to the actual agreements for a more detailed description of the terms. As indicated below, all of the employment agreements contain non-competition and non-solicitation provisions which extend after the termination of such agreements for the period indicated below.
More detailed terms and provisions of equity compensation held by the following NEOs can be located in the table entitled “Outstanding Equity Awards At 2009 Fiscal Year-End” which appears above.
Defined Terms: Cause, Good Reason, Change in Control
When terms such as “cause,” “good reason” or “cause event” (for Messrs. Sherwood, Schonfeld and Kalin only), or “change in control” are used, for a complete description of such terms, please refer to such NEO’s employment agreement. Generally speaking, with limited exceptions, NEOs are terminable for cause (referred to as a cause event in the case of Messrs. Sherwood, Schonfeld and Kalin) if they have: (1) failed, refused or habitually has neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of the Company’s internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to the Company’s reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days or 120 non-continuous days in a 12-month period (or 180 non-continuous days in a 12-month period with respect to Mr. Sherwood); (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing. Each of Messrs. Sherwood’s, Schonfeld’s and Kalin’s employment agreement has a “good reason” termination, which is described below. When reference is made to a “change in control,” the 2005 Plan meaning is used, except in the case of Messrs. Sherwood, Schonfeld and Kalin, where clause (i) of the 2005 Plan “change in control” definition instead means: “the acquisition by any person of 50% or more of the outstanding common stock, other than an acquisition by the Company or any Person that controls, is controlled by or is under common control within the Company or other than a ‘non-qualifying business combination” (as defined in the 2005 Plan).
Mr. Sherwood, Chief Financial Officer (effective September 17, 2008) and President (effective October 20, 2008)
•	Term expires on September 17, 2010.

•
Annual salary of $600,000, with potential annual increases of up to 5% in the sole and absolute discretion of the Committee. This salary does not reflect the 15% salary reduction described above which became effective on April 6, 2009 and continues to date.

•	Discretionary annual bonus of up to $400,000 for each of 2009 and 2010 (pro rated for a partial year), in the sole and absolute discretion of the Board or the Committee or their designee.

•	Mr. Sherwood received a signing bonus of $15,000 in 2009 for services rendered in 2008.

•	On February 12, 2010, Mr. Sherwood received an option to purchase 400,000 shares of common stock.

•	Mr. Sherwood is eligible to receive additional equity compensation beginning in 2010 (see above).

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

•
If terminated by the Company for any reason other than for a cause event or by Mr. Sherwood for good reason, each in connection with a change in control, Mr. Sherwood will receive (x) the lesser of: (i) one times his base salary or (ii) his base salary for the duration of the employment term; and (y) the pro rata portion of his 2010 discretionary bonus to the extent such termination occurs in 2010.

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

Generally speaking, in the case of Messrs. Sherwood, Schonfeld, Kalin and Hillman, a “Restricted Activity” consists of: (i) providing services to a traffic, news, sports, weather or other information report gathering or broadcast service or to a radio network or syndicator, or any direct or indirect competitor of the Company or its affiliates; (ii) soliciting client advertisers of the Company or its affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide traffic, news, weather, sports or other information report gathering or broadcast services or national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities.
Mr. Schonfeld, President, Network division (effective October 20, 2008)
•	Term expired on October 20, 2009.

•	Annual salary of $500,000 (not including the 15% salary reduction).

•	Discretionary annual bonus of up to $500,000 (pro rated for any partial calendar year), in the sole and absolute discretion of the Board or the Committee or their designee.

•	On February 12, 2010, Mr. Schonfeld received an option to purchase 200,000 shares of common stock.

•
As Mr. Schonfeld continues to be employed by the Company after the stated term, the agreement is terminable by either party upon 45 days’ written notice (either party will provide the other party with 45 days’ prior written notice if it does not wish to renew or extend the agreement).

•
Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Schonfeld upon prior written notice (given within 30 days after the event giving rise to the good reason if the Company fails to cure within 30 days after notice) to the Company for good reason.

•	For purposes of Mr. Schonfeld’s employment agreement, “good reason” is: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary.

•
If terminated by the Company for any reason other than for a cause event, or by Mr. Schonfeld for good reason, Mr. Schonfeld will receive (in addition to Schonfeld Accrued Amounts (see next bullet point)) his remaining base salary for the duration of the employment term, payable in equal periodic installments.

•
If terminated for a cause event or due to his death or disability, or if Mr. Schonfeld terminates without good reason, Mr. Schonfeld is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iii) any entitlement under employee benefit plans and programs (collectively, “Schonfeld Accrued Amounts”). If Mr. Schonfeld is terminated for a cause event, all equity awards will be forfeited except for exercised stock options.

•
Non-compete: If Mr. Schonfeld is terminated, then for the Restricted Period, Mr. Schonfeld may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Schonfeld, the “Restricted Period” is a period equal to: (i) the period for which he receives severance after his date of termination if he is terminated for a reason other than for a cause event or he terminates his employment for good reason; or (ii) the original scheduled term of his employment (with shall not be less than 90 days after his termination) if Mr. Schonfeld is terminated for a cause event (i.e., cause, by Mr. Schonfeld without good reason or by death or disability).

Mr. Kalin, COO (effective July 7, 2008) and President, Metro Networks division (effective October 20, 2008)
•	Term expires on July 7, 2011.

•	Annual salary of $500,000 (not including the 15% salary reduction).

•	Discretionary annual bonus of up to $450,000 (pro rated for any partial calendar year), in the sole and absolute discretion of the Board or the Committee or their designee.

•	On February 12, 2010, Mr. Kalin received an option to purchase 200,000 shares of common stock.

•
If Mr. Kalin continues to be employed by the Company after the term, the agreement is terminable by either party upon 30 days’ written notice (the Company will provide Mr. Kalin with 90 days’ prior written notice if it does not wish to renew or extend the agreement).

•
Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Kalin upon prior written notice (given within 30 days after the event giving rise to the good reason) to the Company for good reason.

•	For purposes of Mr. Kalin’s employment agreement, “good reason” is: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary or title.

•
If terminated by the Company in connection with a change in control, Mr. Kalin will receive (in addition to Kalin Accrued Amounts (see next bullet point)) the lesser of: (i) two times his base salary or (ii) his base salary for the duration of the employment term, payable in equal periodic installments.

•
If terminated for a cause event (with the exception of clause (ii) which shall not apply in such instance) or due to his death or disability, or if Mr. Kalin terminates without good reason, Mr. Kalin is entitled solely to the following: (i) his base salary prorated to the date of termination; (ii) any annual discretionary bonus earned but upaid for any completed calendar year immediately preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iv) any entitlement under employee benefit plans and programs (collectively, “Kalin Accrued Amounts”). If Mr. Kalin is terminated for a cause event, all equity awards will be forfeited except for exercised stock options.

•
If terminated by the Company by the Company for any reason other than for a cause event in the second or third year of his employment term or by Mr. Kalin for good reason, Mr. Kalin will receive: (i) two times his base salary if terminated in the second year of his employment term or (ii) one times his base salary if terminated in the third year of his employment term.

•
Non-compete: If Mr. Kalin is terminated, then for the Restricted Period, Mr. Kalin may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Kalin, the “Restricted Period” is a period equal to: (i) the period for which he receives severance after his date of termination if he is terminated for a reason other than for a cause event or he terminates his employment for good reason; or (ii) the original scheduled term of his employment (with shall not be less than 90 days after his termination) if Mr. Kalin is terminated for a cause event (i.e., cause, by Mr. Kalin without good reason or by death or disability).

Mr. Hillman, Chief Administrative Officer; EVP, Business Affairs and General Counsel
•	Term expired on December 31, 2009.

•	Annual salary of $450,000 (not including the 15% salary reduction).

•	No discretionary annual bonus specified for 2009.

•	On February 12, 2010, Mr. Hillman received an option to purchase 150,000 shares of common stock.

•	Terminable automatically upon Mr. Hillman’s death or loss of legal capacity.

•	As Mr. Hillman continues to be employed by the Company after the stated term, the agreement is terminable by either party upon 90 days’ written notice.

•	In the event of termination without cause, Mr. Hillman will receive his base salary for the remainder of the term and any earned but unpaid discretionary bonus.

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

Potential Payments upon Termination or Change in Control
The Company has employment agreements with Messrs. Sherwood and Kalin that require it to make payments upon a change in control as described below. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description of such amounts.

Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements
(assuming a termination occurred on December 31, 2009)

Name	Termination Scenario	Amount Payable (A)	Equity Compensation (1)

Sherwood	For Cause; Not Good Reason; Death/Disability Without Cause; For Good Reason Change in Control (2)	Accrued (but unpaid) salary/benefits (3) $612,425 (4) $427,397 (4)	— $0 $0 (all outstanding equity awards vest upon termination)

Schonfeld	For Cause; Not Good Reason; Death/Disability Without Cause; For Good Reason Change in Control (2)	Accrued (but unpaid) salary/benefits Accrued (but unpaid) salary/benefits —	— — $0 (all outstanding equity awards vest upon termination)

Kalin	For Cause; Not Good Reason; Death/Disability Without Cause; For Good Reason Change in Control (2)	Accrued (but unpaid) salary/benefits (3) $1,000,000 $757,534	— $0 $0 (all outstanding equity awards vest upon termination)

Hillman	For Cause; Not Good Reason; Death/Disability Without Cause Change in Control (2)	Accrued (but unpaid) salary/benefits Accrued (but unpaid) salary/benefits —	— — $243 (all outstanding equity awards vest upon termination)

(A)	All amounts are based on salary rates set forth in the employment agreements and do not give effect to salary reductions enacted in 2009 as described in this report.

(1)
The values ascribed to equity compensation awards and listed in the table above as well as in the paragraphs below relating to payments to NEOs upon different termination events are the actual value to the executive if such had been paid on the last business day of 2009, which is different than the theoretical value at grant for equity awards. Stock options only have value to an executive if the stock price of the Company’s common stock increases after the date the stock options are granted, and such value is measured by the increase in the stock price (which is the value shown in the table above). This is different from the values listed in the compensation tables above (i.e., Summary Compensation Table, Outstanding Equity Awards at 2009 Fiscal Year-End, Options Exercised and Stock Vested) which represent the grant date fair value, computed in accordance with FASB ASC 718.

(2)
As described elsewhere in this report, pursuant to the terms of the 2005 Plan, the equity compensation of any employee (including NEOs) terminated within 24 months of a change in control will vest immediately upon his/her termination. In the case of Messrs. Sherwood, Schonfeld and Kalin, amounts (other than those listed for equity compensation as described above) are payable only upon if a NEO is terminated in connection with a change in control. All stock options held by NEOs are currently underwater and accordingly, have no value. Mr. Hillman, unlike Messrs. Sherwood, Schonfeld and Kalin, owns restricted stock and/or RSUs which have the value indicated above based on a per share closing stock price on NASDAQ of $4.50 ($0.0225, if not adjusted for the 200 for 1 reverse stock split that occurred on August 3, 2009) on December 31, 2009 (the last business day of 2009).

(3)
Such includes in the case of Mr. Sherwood and Mr. Kalin only, any annual discretionary bonus earned for any completed calendar year of employment but not yet paid at the time of termination except with respect to a termination due to a cause event.

(4)	Includes $12,425 associated with 12 months of COBRA coverage.
Payments upon Change in Control
Change in Control — Mr. Sherwood
If, in connection with a change in control (as defined in the 2005 Plan), Mr. Sherwood had been terminated on December 31, 2009, Mr. Sherwood would have received $427,397 (his base salary for the remainder of the stated term) payable in accordance with the Company’s normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Sherwood prior thereto (i.e., stock options to purchase 3,750 shares in the aggregate; such award has been adjusted to reflect the 200 for 1 reverse stock split that occurred on August 3, 2009) would have vested immediately upon the effective date of termination.
Change in Control — Mr. Kalin
If, in connection with a change in control (as defined in the 2005 Plan), Mr. Kalin had been terminated on December 31, 2009, Mr. Kalin would have received $757,534 (his base salary for the remainder of the stated term) payable in accordance with the Company’s normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Kalin prior thereto (i.e., stock options to purchase 2,875 shares in the aggregate; such award has been adjusted to reflect the 200 for 1 reverse stock split that occurred on August 3, 2009) would have vested immediately upon the effective date of termination.
Change in Control — All NEOs
If a change in control occurred and any of Messrs. Sherwood, Schonfeld, Kalin and Hillman was terminated in connection therewith within a twenty-four month period, each individual’s outstanding unvested options, restricted stock and RSUs granted under the 2005 Plan (or the 1999 Plan if such grants were made in or after March 2008 in accordance with certain terms of the 2005 Plan) would immediately vest. Assuming such change in control and termination occurred on December 31, 2009 (the last business day of the year), the value of the equity compensation payable to each of Messrs. Sherwood, Schonfeld, Kalin and Hillman would be: $0, $0, $0 and $243, respectively. All such values are based on a per share closing stock price on NASDAQ for the common stock of $4.50 ($0.0225, if not adjusted for the 200 for 1 reverse stock split that occurred on August 3, 2009) on December 31, 2009 (the last business day of 2009). Of the foregoing values for Messrs. Sherwood, Schonfeld, Kalin and Hillman, none is ascribed to the stock options held by such individuals as all of the options held by such NEOs are “underwater” (i.e., the exercise price of such stock options exceed the current common stock price).

Payments upon Disability or Death
As part of the Company’s employment agreement with its NEOs, the following terms are in effect in the event of such officer’s disability or death. In the event of death or disability, the NEOs would be entitled to the following payments:
•
Messrs. Sherwood, Schonfeld, Kalin and Hillman. In the event of their death or disability, each of Messrs. Sherwood, Schonfeld, Kalin and Hillman (or their estates in the case of death) are entitled to any accrued and unpaid salary and any then entitlement under employee benefit plans and stock options, subject to reduction for any disability payments made under the Company’s policies.

Payments upon Termination Without Cause or For Good Reason
If any NEO were terminated without cause or terminated for good reason on December 31, 2009, as applicable on December 31, 2009, the following amounts would be payable by the Company:
•
Mr. Sherwood: $612,425 (one times his base salary plus $12,425 associated with 12 months of COBRA coverage) payable in accordance with the Company’s normal payroll practices, and Mr. Sherwood would be entitled to receive Company payment of his premiums for continued coverage under COBRA for 12 months after his termination. Assuming a termination without cause occurred on December 31, 2009 (the last business day of the year), the value of the equity compensation payable to Mr. Sherwood would be $0 (as Mr. Sherwood only owned stock options which were underwater as of December 31, 2009).

•
Mr. Kalin: $1,000,000 (his base salary for two years) payable in accordance with the Company’s normal payroll practices. Assuming a termination without cause occurred on December 31, 2009 (the last business day of the year), the value of the equity compensation payable to Mr. Kalin would be $0 as the stock options held by Mr. Kalin as of December 31, 2009 were underwater.

DIRECTOR COMPENSATION
The following table sets forth the compensation for the Company’s directors who served during the year ended December 31, 2009.

					Change in
					Pension
	Fees			Non-Equity	Value and
	Earned or			Incentive	Nonqualified
	Paid in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Current directors:
Bronstein (1)	$—	$—	$—	$—	$—	$—	$—
Gimbel (1)	$—	$—	$—	$—	$—	$—	$—
Honour (1)	$—	$—	$—	$—	$—	$—	$—
Ming	$92,500	$—	$—	$—	$—	$—	$92,500
Nold (1)	$—	$—	$—	$—	$—	$—	$—
Nunez	$54,375	$—	$—	$—	$—	$—	$54,375
Page (1)	$—	$—	$—	$—	$—	$—	$—
Pattiz (2)	$—	$—	$—	$—	$—	$—	$—
Stone (1)	$—	$—	$—	$—	$—	$—	$—
Wuensch	$32,500	$—	$—	$—	$—	$—	$32,500
Former directors: (3)
Carnesale	$65,625	$—	$—	$—	$—	$—	$65,625
Dennis	$84,375	$—	$—	$—	$—	$—	$84,375
Little	$76,875	$—	$—	$—	$—	$—	$76,875
Smith	$58,750	$—	$—	$—	$—	$—	$58,750
Weingarten	$—	$—	$—	$—	$—	$—	$—

(1)
As reflected above, as employees of Gores Radio Holdings, LLC (or its affiliate Glendon Partners), Messrs. Bronstein, Gimbel, Honour, Nold, Page and Stone do not receive equity compensation for their services as directors of the Company and since the Refinancing closed on April 23, 2009, they have also not received cash for their services. Prior to April 23, 2009, cash fees of $180,000 were paid to The Gores Group, LLC for the services of the Gores directors in 2008 and 2009. Of such amount, $75,000 was for services rendered by the Gores directors in 2009.

(2)	As an employee of the Company, Mr. Pattiz does not receive compensation in addition to that specified in his employment agreement for acting as a director.

(3)
Messrs. Carnesale, Dennis, Little and Smith resigned from the Board on April 23, 2009 in connection with the closing of the Company’s Refinancing. Mr. Weingarten resigned on December 4, 2009 in connection with his resignation from The Gores Group, LLC.

On April 23, 2009, several directors resigned in connection with the Company’s Refinancing, which constituted a change in control under the terms of the 2005 Plan as described in the section entitled “Terms of Vesting” above. In connection with the change in control, all of the equity awards held by the resigning directors vested on April 23, 2009, the date of the change in control. This also included all equity compensation previously awarded to, and deferred by, the directors, except that in the case of Mr. Pattiz, who deferred certain equity compensation in 2005, while such equity awards have vested in their entirety, Mr. Pattiz will not receive such awards until the date of his termination pursuant to the terms of the 2005 Plan. As a result of the foregoing, no unvested stock awards or unvested stock options is reflected in the table presented below as no unvested equity awards are held by directors (who served in 2009) as of December 31, 2009.
The table below sets forth information regarding the amount of outstanding stock options granted to the listed directors and held as of December 31, 2009. With the exception of Mr. Pattiz, no director holds vested, unexercised stock options.

Name	Stock Awards	Stock Options
Pattiz	—	2,188
General. The Committee reviews and evaluates compensation for the Company’s non-employee directors on an annual basis, in consultation with its outside compensation adviser (until April 23, 2009 as described in more detail above) and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Committee and generally approves such recommendation at the Board meeting held directly after the Company’s annual meeting of stockholders.
Fees (2009). In 2009, directors of the Company who are not officers received $5,000 per meeting attended for their services as directors and $1,875 per meeting attended for their services as committee members. Directors of the Company who served as chairs of the Audit Committee, Compensation Committee and Nominating & Governance Committee (until such was disbanded on April 23, 2009) received $15,000, $10,000 and $10,000, respectively, for their services as the chairs of such committees. As described above, Gores directors were compensated for their services as directors until April 23, 2009, when the Refinancing closed. As a result, Mr. Bronstein did not receive any cash compensation for his service as Chair of the Audit Committee. Additionally, no payments have been made to Chairpersons since April 23, 2009.
Fees (2010). In 2010, the Company moved to a retainer fee structure to compensate its directors. Effective January 1, 2010, directors will be compensated: (x) $35,000 a year for their services as directors in addition to (y) $1,500 per in-person Board or committee meeting attended and (z) $1,000 per telephonic Board or committee meeting attended. Audit Committee members will receive a $10,000 annual retainer and the Chair of the Audit Committee will receive an additional $15,000 for services rendered. Compensation Committee members will receive a $5,000 annual retainer and the Chair of the Compensation Committee will receive an additional $10,000 for services rendered.

Equity Compensation:
Annual Grant.
2009. Beginning with the adoption of the 2005 Plan until the Refinancing that occurred on April 23, 2009, newly appointed directors who were not officers received a mandatory grant of $150,000 in value of RSUs on the date of their appointment and directors of the Company who were not officers received a mandatory grant of $100,000 in value of RSUs each year, typically on the date of the Company’s annual meeting of stockholders. The terms of the awards are governed by the terms of the 2005 Plan. In connection with the Refinancing, the Board adopted a resolution that directors will no longer receive automatic annual grants of equity compensation.
2010. As part of the change to Board fees described above, which took effect on January 1, 2010), directors will once again receive annual awards of RSUS valued in an amount of $35,000. The terms of the awards will be governed by the terms of the 2010 Plan. Such RSUs have not yet been granted and the timing of such awards has not yet been determined.
Dividends; Vesting.
2009. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its common stock. RSUs awarded to outside directors, vest over a three-year period in equal one-third increments on the first, second and third anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable to outside directors in shares of the common stock.
2010. RSUs awarded to outside directors will vest over a two-year period in equal one-half increments on the first and second anniversary of the date of the grant, subject to the director’s continued service with the Company. Directors’ RSUs will vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2010 Plan.
Waivers of Compensation
Mr. Pattiz does not receive any additional remuneration for his service as a director of the Company. Directors of the Company who are/were employed by Gores and/or its affiliates (e.g., Glendon Partners), more specifically Messrs. Bronstein, Gimbel, Honour, Nold, Stone and Weingarten, receive(d) cash compensation only until the time the Refinancing closed on April 23, 2009.
Compensation Committee Interlocks and Insider Participation
From January 1, 2009 to April 23, 2009, the Compensation Committee was comprised solely of independent outside directors, Messrs. Ming (Chair), Dennis and Smith. The Company had no interlocking relationships or other transactions involving any of the aforementioned Committee members that are required to be reported pursuant to applicable SEC rules. Effective April 23, 2009, the Compensation Committee was reconstituted so that such is comprised of two independent outside directors, Messrs. Ming and Nunez; two Gores designees, Messrs. Nold and Stone; and the Company’s founder and Chairman, Mr. Pattiz. With the exception of Mr. Pattiz, Board Chairman, and Mr. Stone, Vice-Chairman of the Board, none of the members of the Committee served as an officer or employee of the Company or any of its subsidiaries during the fiscal year ended December 31, 2009. There were no material transactions between the Company and any of the members of the Committee during the fiscal year ended December 31, 2009, although Mr. Pattiz and the Company negotiated and subsequently entered into an amendment to Mr. Pattiz’s employment agreement on June 15, 2009. None of the Company’s executive officers serves as a member of the Board or the Committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Information regarding securities available for issuance under the Company’s equity compensation plans is set forth in Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010 under the heading “Equity Compensation Plan Information”.
Beneficial Ownership of 5% Holders
Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of the Company’s common stock. Shares of common stock beneficially owned by a person include shares of common stock issuable with respect to options held by the person that are exercisable within 60 days. The percentage of common stock beneficially owned by a person assumes that the person has exercised all options the person holds that are exercisable within 60 days, and that no other persons exercised any of their options. Except as otherwise indicated, the business address for each of the following persons is 1166 Avenue of the Americas, 10th Floor, New York, New York 10036. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person. Percentage of beneficial ownership is based on 20,544,473 shares of common stock outstanding as of as of February 28, 2010 and reflects a 200 for 1 reverse stock split that occurred on August 3, 2009.

	Aggregate Number of Shares
	Beneficially Owned (1)
5% Holders	Common Stock
Name of Beneficial Owner	Number	Percent
Gores Radio Holdings, LLC (2)	15,257,506	74.3%

(1)
The person in the table has sole voting and investment power with respects to all shares of stock indicated above, unless otherwise indicated. Tabular information listed above is based on information contained in the most recent Schedule 13D/13G filings and other filings made by such person with the SEC as well as other information made available to the Company.

(2)
Gores Radio Holdings, LLC is managed by The Gores Group, LLC. Gores Capital Partners II, L.P. and Gores Co-Invest Partnership II, L.P. (collectively, the “Gores Funds”) are members of Gores Radio Holdings, LLC. Each of the members of Gores Radio Holdings, LLC has the right to receive dividends from, or proceeds from, the sale of investments by Gores Radio Holdings, LLC, including the shares of common stock, in accordance with their membership interests in Gores Radio Holdings, LLC. Gores Capital Advisors II, LLC (“Gores Advisors”) is the general partner of the Gores Funds. Alec E. Gores is the manager of The Gores Group, LLC. Each of the members of Gores Advisors (including The Gores Group, LLC and its members) has the right to receive dividends from, or proceeds from, the sale of investments by the Gores Entities, including the shares of common stock, in accordance with their membership interests in Gores Advisors. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Gores Radio Holdings, LLC by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim ownership of all shares reported herein in excess of their pecuniary interests, if any.

	Aggregate Number of Shares
	Beneficially Owned (1)
Named Executive Officers and Directors	Common Stock
Name of Beneficial Owner	Number	Percent (1)
NAMED EXECUTIVE OFFICERS:
Roderick Sherwood (2)	7,500	*
David Hillman (3)	1,024	*
Steven Kalin	2,208	*
Gary Schonfeld	916	*

DIRECTORS AND NOMINEES:
Andrew P. Bronstein (2)	—	*
Jonathan I. Gimbel (2)	—	*
Scott Honour (2)	—	*
H. Melvin Ming (4)	1,004	*
Michael F. Nold (2)	—	*
Emanuel Nunez (4)	1,367	*
Joseph P. Page (2)	—	*
Norman P. Pattiz (4) (5)	6,599	*
Mark Stone (2)	—	*
Ronald W. Wuensch	—	*
All Current Directors and Executive Officers as a Group (14 persons)	20,618	*

*	Represents less than 1% of the Company’s outstanding shares of common stock.

(1)
The persons in the table have sole voting and investment power with respects to all shares of common stock, unless otherwise indicated. The numbers presented above do not include unvested and/or deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. All dividend equivalents on vested RSUs and shares of restricted stock (both vested and unvested) are included in the numbers reported above. As described elsewhere in this report, a holder of restricted stock only (i.e., not RSUs) is entitled to vote the restricted shares once it has been awarded such shares. Accordingly, all restricted shares that have been awarded, whether or not vested, are reported in this table of beneficial ownership, even though a holder will not receive such shares until vesting. This is not the case with RSUs or stock options that are not deemed beneficially owned until 60 days prior to vesting.

(2)
Each of Messrs. Bronstein, Gimbel, Honour, Nold, Page, Sherwood and Stone disclaims beneficial ownership of the securities of the Company owned by Gores Radio, except to the extent of any pecuniary interest therein.

(3)
Includes 968 vested and unexercised options granted under the 1999 Plan and 2005 Plan and 54 unvested shares of restricted stock (including dividend equivalents) granted under the 2005 Plan. Includes 2 shares of common stock held in the Company 401(k) account.

(4)
Represents vested RSUs granted under the 2005 Plan. Does not include deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. In connection with the conversion by Gores on July 9, 2009 of 3,500 shares of Series A-1 Preferred Stock into 517,564 shares of common stock (as adjusted for the reverse stock split), a “change in control” was deemed to have occurred under the terms of the Company’s 2005 Plan and in connection therewith, all previously unvested RSUs granted to Messrs. Pattiz, Ming and Nunez (42, 910 and 1,185 shares, respectively) accelerated and vested in their entirety, which amounts are included above.

(5)
Includes vested and unexercised stock options for 1,242 shares granted under the 1989 Stock Incentive Plan, the 1999 Plan and the 2005 Plan. Also includes 2,250 shares of common stock pledged by Mr. Pattiz to Merrill Lynch in connection with the Merrill Contract that Mr. Pattiz entered into on September 27, 2004 with Merrill Lynch. Under the Merrill Contract, in exchange for a lump-sum cash payment of $7.2 million, Mr. Pattiz agreed to deliver upon the earlier of September 2009 or the termination of the Merrill Contract, a pre-determined number of shares of common stock pursuant to formulas set forth in the Merrill Contract. Mr. Pattiz may also settle the amount in cash. Also includes 1,500 shares of common stock held indirectly by the Pattiz Family Trust.

Changes in Control
On April 23, 2009, the Company closed the Refinancing of the Company, which is described in more detail in the Company’s Form 8-K filed on April 27, 2009. As a result of the Refinancing, Gores now owns approximately 74.3% of the Company’s equity. The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Except for the transactions with Gores (including with respect to the Refinancing), Glendon Partners, CBS Radio, Gerald Greenberg and Norm Pattiz described below, the Company is not aware of any transaction entered into in 2009, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest.
Gores
Senior Notes
As part of the Refinancing, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with: (1) holders of the Company’s then outstanding Old Notes that were issued under the Note Purchase Agreement, dated as of December 3, 2002, as amended, among the Company and the holders of the notes issued thereunder, and (2) lenders under the Facility (such lenders, collectively with the holders of the Old Notes, the “Debt Holders”).
Pursuant to the Securities Purchase Agreement, including the agreements and instruments attached as exhibits thereto, in consideration for releasing all of their respective claims under the Old Notes and the Old Credit Agreement, the Debt Holders (including Gores, our principal stockholder, with respect to debt purchased by Gores in the Cash Out, as described below) collectively received (1) $117.5 million of Senior Notes, maturing July 15, 2012, which Senior Notes represent the portion of indebtedness under the Old Credit Agreement and the Old Notes deemed to be continuing by the Securities Purchase Agreement; (2) 34,962 shares of Series B Preferred Stock; and (3) a one-time cash payment of $25.0 million. Gores purchased at a discount approximately $22.6 million principal amount of the Company’s then existing debt held by Debt Holders who did not wish to participate in the Senior Notes as set forth in the Securities Purchase Agreement (the “Cash Out”).
Gores Guarantees
In connection with the Refinancing, the Company also entered into the Senior Credit Facility with Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC, “Wells Fargo”) as the arranger, administrative agent and initial lender, pursuant to which the Company obtained a $15.0 million revolving credit facility (which includes a $2.0 million letter of credit sub-facility) on a senior unsecured basis and a $20.0 million unsecured non-amortizing term loan. On the closing of the Refinancing, the Company borrowed the entire amount of the term loan and did not make any borrowings under the revolving credit facility. As of March 31, 2010, the Company had borrowed $8.0 million under the revolving credit facility. Loans under the Senior Credit Facility will mature on July 15, 2012. Gores has guaranteed all indebtedness under the Senior Credit Facility. As part of the March 2010 amendments to the Securities Purchase Agreement and Senior Credit Facility, Gores agreed to guarantee up to a $10,000 pay down of the Senior Notes if the tax refund the Company anticipates receiving in the second or third quarter of 2010 is not received on or prior to August 16, 2010.

Additionally, as contemplated by the Refinancing, Gores is guaranteeing payments due to the NFL in an amount of up to $10.0 million for the license and broadcast rights to certain NFL games and NFL-related programming.
In 2009, the Company reimbursed Gores for approximately $216 thousand for fees incurred by them in connection with two irrevocable standby letters of credit which equal $15.0 million in the aggregate in connection with Gores guarantee of the $15.0 million revolving credit facility. In March 2010, the Company received an invoice for approximately $0.25 million for fees related to such irrevocable standby letters of credit for 2010 and the Company intends to reimburse Gores for such fees.
Master Mutual Release
In connection with the Refinancing, the Company and the holders of the Old Notes and loans under the Old Credit Agreement (including Gores with respect to debt purchased by Gores in the Cash Out) entered into an agreement, pursuant to which the Company, its subsidiaries, the holders of the Old Notes and the lenders under the Old Credit Agreement released all of their respective claims for indemnity, reimbursement, expense and payment of the obligations in respect of the Old Notes and the Old Credit Agreement, except to the extent such obligations were continued under the Senior Notes.
Purchase Agreement
In connection with the Refinancing, Gores (1) agreed to purchase, at a discount, approximately $22.6 million principal amount of the Company’s then existing debt held by debt holders who did not wish to participate in the Senior Notes, (2) agreed to guarantee the Senior Credit Facility and the $10.0 million contractual commitment to the NFL and (3) invested $25.0 million in the Company for 25,000 shares of Series B Preferred Stock. In connection with Gores providing the guarantees and purchasing the debt from non-participating holders, the 75,000 shares of Series A Preferred Stock held by Gores immediately prior to the Refinancing, which then had a liquidation preference of approximately $79.0 million, were exchanged for 75,000 shares of Series A-1 Preferred Stock.
Investor Rights Agreement
The Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with Gores and the other holders of the Senior Notes (the “Original Investor Stockholders”). Pursuant to the Investor Rights Agreement, as long as the Original Investor Stockholders in the aggregate hold at least 60% of the common stock (including the Preferred Stock on an as-converted basis) owned by the Original Investor Stockholders on the date of the Refinancing, immediately after giving effect to the transactions contemplated by the Securities Purchase Agreement, the Board shall nominate for election as director, one nominee designated in writing to Gores and the Company by the holders of a majority of the common stock (including Preferred Stock on an as-converted basis) held by such Original Investor Stockholders. Gores has agreed to vote in favor of any such nominee that is reasonably acceptable to Gores. In addition, as part of the Investor Rights Agreement, the Original Investor Stockholders were granted certain pre-emptive rights, tag-along rights, drag-along rights and piggyback registration rights.
Gores Registration Rights Agreement
As part of Gores’ original purchase of the Company’s stock, Gores is entitled to registration rights under the terms of a Registration Rights Agreement (the “Registration Rights Agreement”) for the common stock owned by Gores, including shares of common stock issuable upon conversion of the Preferred Stock and/or exercise of the warrants held by Gores (collectively, the “Registrable Securities”). Under such agreement, the Company will file upon Gores’ request a resale shelf registration statement and will also provide Gores up to four (4) demand registrations. The Company is obligated to keep such shelf registration continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earliest of: (i) the fifth (5th) anniversary of such registration statement, (ii) when all Registrable Securities covered by such Registration Statement have been sold and (iii) the date as of which each of the holders of Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 without volume limitations or any other restrictions.
In connection with the Refinancing, the Company and Gores amended the Registration Rights Agreement to, among other things, make the piggyback registration rights granted to the Original Investor Stockholders under the Investor Rights Agreement consistent with those contained in the Registration Rights Agreement.

Glendon Partners, Inc.
For consulting services rendered by Glendon Partners (“Glendon”), an operating group associated with Gores, our principal stockholder, in connection with the Refinancing, the Company paid Glendon on the closing date of the Refinancing (i.e., April 23, 2009) $0.65 million. These fees consist of payment for services rendered by various members of Glendon, including directors Andrew Bronstein and Michael Nold, who in connection with the Refinancing provided professional services to the Company in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Glendon consists of experienced professionals who provide consulting services to Gores’ portfolio companies, including Westwood One. The fee for such services was based on Glendon’s hourly billing rates. From April 23, 2009 to December 31, 2009, the Company paid $0.4 million to Glendon for continued operational support. In addition, on Gores’ behalf, the Company paid the fees of Gores’ advisers (including legal counsel and financial advisers but excluding Glendon) pursuant to the terms of the Refinancing, which fees totaled approximately $2.8 million (of which approximately $0.2 million was paid in late 2008). Glendon has continued to provide these services in fiscal year 2010 and to date the Company has paid $0.6 million to Glendon in 2010 for operational support. Any payments made to Glendon for consulting services are permitted under the Company’s new credit arrangements with the holders of our Senior Notes and Wells Fargo provided such payments do not exceed $1.5 million in 2009 for services provided before or during 2009 and $1.0 million in each calendar year thereafter for services provided in such year.
CBS Radio
On March 3, 2008, the Company closed the Master Agreement with CBS Radio which documents a long-term arrangement between the parties through March 31, 2017. On that date, the Management Agreement and CBS Representation Agreement terminated and the CBS warrants were cancelled as described in more detail below. A number of CBS Radio’s radio stations are affiliated with our radio networks and we purchase several programs from CBS Radio. The Company previously considered CBS Radio to be one of its affiliate because, prior to the Refinancing, CBS Radio owned approximately 16 million shares of the Company’s common stock (not giving effect to the 200 for 1 reverse stock split that occurred on August 3, 2009), which then amounted to approximately 16% of its outstanding equity on an as-converted basis. Additionally, as described below, when the Management Agreement was in place, CBS Radio provided the services of the Company’s CEO and CFO and had two directors on the Company’s Board. When the Management Agreement was terminated, the CBS directors resigned and CBS Radio ceased providing a CEO and CFO to the Company. Although CBS Radio’s equity ownership was significantly diluted on April 23, 2009 when the Refinancing occurred, because the conversion of the Preferred Stock into common stock did not occur until August 3, 2009, the Company did not cease viewing CBS Radio as its affiliate until such date.
Until March 3, 2008, the Company had a Management Agreement and Representation Agreement with CBS Radio to operate the CBS Radio Networks until March 31, 2009. In return for receiving services under the Management Agreement, the Company paid CBS Radio an annual base fee and provided CBS Radio the opportunity to earn an incentive bonus if the Company exceeded pre-determined targeted cash flows. In 2007, 2008 and 2009, the Company paid CBS Radio a base fee of $3.4 million, $0.6 million and $0 million, respectively, however, no incentive bonus was paid to CBS Radio in such years as targeted cash flow levels were not achieved during such periods. In addition to the Management Agreement and Representation Agreement, the Company also entered into other transactions with affiliates of CBS Radio, including Viacom, in the normal course of business, including affiliation agreements with many of CBS Radio’s radio stations and agreements with CBS Radio and its affiliates for programming rights.

During 2007, 2008 and 2009, the Company incurred expenses aggregating approximately $66.6 million, $73.0 million and $42.5 million, respectively, for the Representation Agreement, affiliation agreements and the purchase of programming rights from CBS Radio and its affiliates. The description and amounts regarding related party transactions set forth in this report also reflect transactions between the Company and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting powers of all classes of common stock of each of CBS Corporation and Viacom. As a result of this change in ownership and the fact that CBS Radio ceased to manage the Company in March 2008, the Company no longer consider CBS Radio to be a related party effective as of August 3, 2009. In addition to the base fee and incentive compensation described above, the Company granted to CBS Radio seven fully vested and nonforfeitable warrants to purchase an aggregate of 4,500,000 shares of common stock (comprised of two warrants to purchase 1,000,000 shares of common stock per warrant and five warrants to purchase 500,000 shares of common stock per warrant; such amounts have not been adjusted to reflect the 200 for 1 reverse stock split on August 3, 2009). On March 3, 2008, all warrants issued to CBS Radio were cancelled in accordance with the terms of the CBS Master Agreement. The registration rights agreement covering the shares of common stock issuable upon exercise of the warrants was also terminated on March 3, 2008, however, the Company and CBS Radio entered into a new registration rights agreement which provides registration rights to the 80,000 shares of common stock held by CBS Radio and its affiliates.
In addition to the foregoing, CBS Radio enters into other agreements with the Company in the ordinary course to purchase programming rights and affiliate stations with our network and traffic operations.
During 2007, when the Management Agreement was still in place, CBS Radio provided to the Company the services of a chief executive officer and a chief financial officer. Prior to the hiring of Mr. Thomas Beusse on January 8, 2008, CBS Radio employed our CEO and reimbursed the Company for costs related to our CFO who, beginning with the hiring of Mr. Andrew Zaref in 2004, was employed by us. CBS Radio reimbursed the Company for Mr. Beusse’s salary between January 8, 2008 and March 3, 2008 when the new Master Agreement closed. Pursuant to the terms of such agreement, the Company and CBS Radio agreed to share equally the severance costs associated with the termination of Peter Kosann (CEO prior to Mr. Beusse) and Andrew Zaref (CFO). For each of 2007, 2008 and 2009, based on information known to us, we believe the aggregate costs related to the services of a CEO and CFO (e.g., salary, bonus, benefits, taxes and severance in the case of Messrs. Kosann and Zaref) that were paid by CBS Radio were approximately $1.7 million, $1.3 million and $148 thousand, respectively.
Gerald Greenberg
Gerald Greenberg, one of the Company’s directors from May 1994 to June 2008, through his company Mirage Music Entertainment, Inc. (“Mirage”) entered into a two-year consulting agreement with the Company on July 1, 2008 in connection with the Company’s active review of its audio archive, including the development of a plan to monetize such assets. Under the terms of the agreement, Mr. Greenberg, who has extensive contacts and relationships in the music industry, will serve as a consultant to the Company in connection with the aforementioned archive project, and will provide assistance to the Company in connection with negotiating exploitation rights to certain archive material. Mirage will also be compensated for any unique opportunities originated and presented by it to the Company, as further set forth in the consulting agreement. In connection with such agreement, on the effective date thereof (ie, July 1, 2008), Mr. Greenberg received a stock option to purchase 500 shares of common stock at an exercise price of $1.30 (the closing price of the common stock on July 1, 2008, which price does not give effect to the 200 for 1 reverse split that occurred on August 3, 2009). Mirage received a minimum annual retainer of $0.1 million in year one and eighty eight thousand dollars in year two (“Retainer”) and will receive a project fee equal to 10% of net profit in excess of the Retainer for projects in which Mirage undertakes an active and integral role. If the programming for which the idea, concept and talent originates solely from Mirage, it will receive 20% (not 10%) of net profit in excess of the Retainer. While the Company continues to believe there are opportunities to generate revenue related to its audio archive, given the complexity of the exploitation rights issues involved in further exploitation of the archive materials, the Company has not yet developed a plan as to how to generate revenue (monetize) its audio archive materials. Further, neither the Company nor Mirage has entered into any contracts with third parties related to the audio archive. The Company believes that any action or plan to monetize its audio archive would likely require a negotiation on rights in which Mirage would be particularly helpful.

Norman J. Pattiz
Norm Pattiz, the Company’s founder, Chairman of the Board and a director since the Company’s founding in 1974, intends to form a production company (“NPC”), which he would wholly own and over which he would exercise operating control. NPC would only produce programming that the Company has considered and evaluated, and determined that the Company should not produce at its own cost and expense. On June 15, 2009, the Company’s Board approved Amendment No. 5 to the Company’s employment agreement with Mr. Pattiz. As part of such Amendment No. 5, the Company and Mr. Pattiz agreed that if the Company formally rejects a program that is submitted to it, Mr. Pattiz will have the right to negotiate a programming deal for himself with respect to such formally rejected content, provided that Mr. Pattiz provides the Company with a right of first refusal to distribute the programming, which right of first refusal the Company must exercise within 30 days of notice from Mr. Pattiz. In connection with this provision, the Board waived a provision of the Company’s Code of Ethics which prohibits, among other things, any of the Company’s directors or employees from being an owner, officer, partner or employee of an organization (other than Westwood One) involved in the radio, music or entertainment business.
Company Review, Approval or Ratification of Related Party Transactions
While the Company does not have a written policy outlining such, it is the Company’s practice to review all transactions with its related parties (referred to herein as “related party transactions”) as they arise. Related parties are identified by the finance, accounts payable and legal departments, who, among other things, review questionnaires submitted to the Company’s directors and officers on an annual basis, monitor Schedule 13Ds and 13Gs filed with the SEC, review employee certifications regarding code of ethics and business conduct which are updated annually, and review on a quarterly basis, related party listings generated by the legal and finance departments, which listing includes affiliates of Gores that Gores provides to the Company. Any related party transaction is reviewed by either the Office of the General Counsel or Chief Financial Officer, who examines, among other things, the approximate dollar value of the transaction and the material facts surrounding the related party’s interest in, or relationship to, the related party transaction. With respect to related party transactions that involve an independent director, such parties also consider whether such transaction affects the “independence” of such director pursuant to applicable rules and regulations. Customarily, the Chief Financial Officer must approve any related party transaction, however, if after consultation, the General Counsel and Chief Financial Officer determine a related party transaction is significant, the transaction is then referred to the Board for its review and approval. The Company does not anticipate that consulting services provided in the ordinary course by Glendon will be reviewed by the Board on a prospective basis; however, the debt agreements described above which permit payments to Glendon were part of the Refinancing documents approved by both the Independent Committee of the Board, comprised only of non-Gores directors, and the entire Board.
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
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2009 and 2008 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s financial statements for fiscal years 2009 and 2008 as well as fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2009 and 2008.

(in thousands)	2009		2008
(1) Audit Fees	$2,292	(1)	$1,761
(2) Audit-Related Fees	—		100
(3) Tax Fees	20		—
(4) All Other Fees	—		—

(1)	Such includes $557 of fees related to professional services rendered by PWC in connection with the Registration Statement on Form S-1 filed by the Company with the SEC in 2009.
All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP did not impair that firm’s independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to the Company by PricewaterhouseCoopers LLP in 2009 were pre-approved by the Audit Committee. Under the Company’s pre-approval policies and procedures, the Chair of the Audit Committee is authorized to pre-approve the engagement of PricewaterhouseCoopers LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K
1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.
3.	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
Date: April 30, 2010	By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	President and Chief Financial Officer (Principal Executive Officer)	April 30, 2010

/S/ NORMAN J. PATTIZ Norman J. Pattiz	Chairman of the Board of Directors	April 30, 2010

/S/ MARK STONE Mark Stone	Vice-Chairman of the Board of Directors	April 30, 2010

/S/ ANDREW P. BRONSTEIN	Director	April 30, 2010
Andrew P. Bronstein

/S/ JONATHAN I. GIMBEL	Director	April 30, 2010
Jonathan I. Gimbel

/S/ SCOTT M. HONOUR	Director	April 30, 2010
Scott M. Honour

/S/ H MELVIN MING	Director	April 30, 2010
H. Melvin Ming

/S/ MICHAEL F. NOLD	Director	April 30, 2010
Michael F. Nold

/S/ EMANUEL NUNEZ	Director	April 30, 2010
Emanuel Nunez

/S/ JOSEPH P. PAGE	Director	April 30, 2010
Joseph P. Page

/S/ RONALD W. WUENSCH	Director	April 30, 2010
Ronald W. Wuensch
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders as of the date of this report.