Form 10-Q
period 2010-03-31
WESTWOOD ONE INC /DE/
filed 2010-05-17
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 10th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share outstanding at April 30, 2010 (excluding treasury shares): 20,543,873 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,794	$4,824
Accounts receivable, net of allowance for doubtful accounts of $1,006 (2010) and $2,723 (2009)	86,487	87,568
Federal income tax receivable	12,945	12,355
Prepaid and other assets	19,467	20,994

Total current assets	125,693	125,741

Property and equipment, net	35,446	36,265
Intangible assets, net	100,671	103,400
Goodwill	38,945	38,917
Other assets	3,276	2,995

TOTAL ASSETS	$304,031	$307,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,592	$40,164
Amounts payable to related parties	490	129
Deferred revenue	2,517	3,682
Accrued expenses and other liabilities	30,183	28,864
Current maturity of long-term debt	10,000	13,500

Total current liabilities	87,782	86,339

Long-term debt	126,967	122,262
Deferred tax liability	46,981	50,932
Due to Gores	10,984	11,165
Other liabilities	20,067	18,636

TOTAL LIABILITIES	292,781	289,334

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 20,544 (2010) and 20,544 (2009)	205	205
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	81,171	81,268
Net unrealized gain	197	111
Accumulated deficit	(70,323)	(63,600)

TOTAL STOCKHOLDERS’ EQUITY	11,250	17,984

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,031	$307,318

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue	$92,842	$85,867

Operating costs	89,341	91,393
Depreciation and amortization	4,496	2,063
Corporate general and administrative expenses	3,019	2,766
Restructuring charges	743	3,440
Special charges	1,823	5,809

Total operating costs	99,422	105,471

Operating loss	(6,580)	(19,604)

Interest expense	5,376	3,263
Other expense (income)	1	(300)

Loss before income tax	(11,957)	(22,567)

Income tax benefit	(5,234)	(7,381)

Net loss	$(6,723)	$(15,186)

Net loss attributable to common stockholders	$(6,723)	$(16,650)

Loss per share:
Common Stock
Basic	$(0.33)	$(33.95)
Diluted	$(0.33)	$(33.95)

Class B stock
Basic		$—
Diluted		$—

Weighted average shares outstanding:
Common Stock
Basic	20,544	490
Diluted	20,544	490

Class B stock
Basic		1
Diluted		1
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,723)	$(15,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,496	2,063
Deferred taxes	(5,107)	(6,698)
Non-cash equity-based compensation	1,059	1,352
Amortization of deferred financing costs	—	308
Net change in assets and liabilities	11,190	20,295

Net cash provided by operating activities	4,915	2,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,183)	(1,169)

Net cash used in investing activities	(2,183)	(1,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	3,000	—
Repayments of Senior Notes	(3,500)	—
Payments of capital lease obligations	(262)	(203)

Net cash used in financing activities	(762)	(203)

Net increase in cash and cash equivalents	1,970	762
Cash and cash equivalents at beginning of period	4,824	6,437

Cash and cash equivalents at end of period	$6,794	$7,199

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

					Unrealized
			Additional		Gain on	Total
	Common Stock		Paid-in	(Accumulated	Available for	Stockholders’
	Shares	Amount	Capital	Deficit)	Sale Securities	Equity

Balance as of January 1, 2010	20,544	$205	$81,268	$(63,600)	$111	$17,984
Net loss	—	—	—	(6,723)	—	(6,723)
Comprehensive income	—	—	—	—	86	86
Equity-based compensation	—	—	1,059	—	—	1,059
Issuance common stock under equity-based compensation plans	1	—	(449)	—	—	(449)
Cancellations of vested equity grants	—	—	(707)	—	—	(707)

Balance as of March 31, 2010	20,545	$205	$81,171	$(70,323)	$197	$11,250

See accompanying notes to consolidated financial statements

NOTE 1 – Basis of Presentation:
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.
We have incurred a significant decline in our available liquidity. As of May 17, 2010, our available liquidity has decreased approximately $6,700 to $6,900 from $13,605 at December 31, 2009, in part due to $6,400 in payments made in April 2010 for the CBS Radio annual bonus and for license and broadcast rights for sports programming and a final installment payment of $1,600 related to a contract termination. As described elsewhere in Note 7 — Debt, our Senior Notes and Senior Credit Facility contain debt leverage ratios with which we must comply and which are calculated on a quarterly basis. As of March 31, 2010, we were in compliance with such covenants. While management believes we will maintain sufficient liquidity to fund operations and that we will maintain compliance with our covenants for the next twelve months, given the decline in our liquidity and the fact that we have had difficulty in achieving our Adjusted EBITDA projections, we cannot provide assurance that we will have sufficient liquidity to maintain compliance with our covenants and fund future operations. We have certain cost containment and liquidity-producing measures available to us that we could utilize to the extent necessary, including management of workforce costs, the elimination of non-essential expenses, extending payables and reducing capital expenditures. We believe these actions, to the extent necessary, will allow us to maintain sufficient liquidity to fund our operations for at least the next twelve months through March 31, 2011 and to maintain compliance with our covenants. However, no assurance can be provided that these actions will be sufficient for us to have sufficient liquidity to fund operations or to maintain compliance with our covenants.
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
Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding senior notes, which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004. Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the new 15.00% Senior Secured Notes due July 15, 2012 (the “Senior Notes”) being offered by us, which upon completion of the Refinancing was exchanged for $10,797 of the Senior Notes. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving credit facility on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), which obligations are subordinated to the Senior Notes. Gores also agreed to guarantee our Senior Credit Facility and payments due to the NFL for the license and broadcast rights to certain NFL games and NFL-related programming.
As a result of the Refinancing on April 23, 2009, Gores increased its equity ownership to approximately 75.1% of our then outstanding equity (in preferred and common stock) and our then existing lenders to approximately 22.7% of our then outstanding equity (in preferred and common stock). We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance. As a result, we have followed the acquisition method of accounting, as required by the authoritative guidance, and have applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.

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
We used a multi-year DCF model to derive a Total Invested Capital value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (1) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (2) management’s estimates of future performance of our operations; and (3) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general economic pressure impacting both the economy in general and more specifically and substantially the advertising industry. All costs and professional fees incurred as part of the Refinancing totaling $13,895 have been expensed as special charges in 2009 ($12,699 on and prior to April 23, 2009 for the Predecessor Company and $1,196 on and after April 24, 2009 for the Successor Company).
The allocation of the Business Enterprise Value for all accounts at April 24, 2009 was as follows:

Current assets	$104,641
Goodwill	86,414
Intangibles	116,910
Property and equipment	36,270
Other assets	21,913
Current liabilities	81,160
Deferred income taxes	77,879
Due to Gores	10,797
Other liabilities	10,458
Long-term debt	106,703

Total Business Enterprise Value	$79,151

On March 31, 2010, we recorded an adjustment to increase goodwill related to a correction of our current liabilities as of April 24, 2009. This under accrual of liabilities of $428 was related to the purchase in cash of television advertising airtime that occurred in the predecessor company prior to April 24, 2009.
The following unaudited pro forma financial summary for the three months ended March 31, 2009 gives effect to the Refinancing and the resultant acquisition accounting. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

Unaudited Pro Forma
Three Months Ended
March, 31, 2009
Revenue	$85,867
Net Loss	(22,889)

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
Reclassification and Revisions
Certain reclassifications to our previously reported financial information have been made to the financial information that appears in this report to conform to the current period presentation.
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $650, recorded in the current quarter ended March 31, 2010, that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. Finally, we understated our program and operating liabilities by $428 in the predecessor period ended April 23, 2009 and have adjusted our opening balance sheet and goodwill accordingly. We have determined that the impact of these adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
NOTE 2 – Earnings Per Share:
Prior to the Refinancing, we had outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock 7.5% Series A Convertible Preferred Stock, (referred to herein as the “Series A Preferred Stock). Both the Class B stock and the Series A Preferred Stock were convertible into common stock. To the extent declared by our Board of Directors (the “Board”), the common stock was entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock was also entitled to receive such dividends on an as-converted basis if and when declared by the Board.
As part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our Board, the Series A-1 Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on an as-converted basis if and when declared by the Board. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock are considered “participating securities” requiring use of the “two-class” method for the computation of basic net income (loss) per share. Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.

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
Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock, restricted stock units (“RSUs”) (see Note 9 – Equity-Based Compensation), warrants and Series A Preferred Stock were excluded from the Predecessor Company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. Options, restricted stock and RSUs were excluded from the Successor Company calculations of diluted earnings per share because combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. EPS calculations for all periods reflect the effect of the 200 for 1 reverse stock split that occurred on August 3, 2009.

The following is a reconciliation of our common shares and Class B shares outstanding for calculating basic and diluted net loss per share:

	Successor Company	Predecessor Company
	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009

Net loss	$(6,723)	$(15,186)
Less: Accumulated Preferred Stock dividends	—	(1,464)

Undistributed earnings	$(6,723)	$(16,650)

Earnings — Common stock
Basic
Undistributed earnings allocated to Common stockholders	$(6,723)	$(16,650)

Total Earnings — Common stock, basic	$(6,723)	$(16,650)

Diluted
Undistributed earnings allocated to Common stockholders	$(6,723)	$(16,650)

Total Earnings — Common stock, diluted	$(6,723)	$(16,650)

Weighted average Common shares outstanding, basic	20,544	490

Weighted average Common shares outstanding, diluted	20,544	490

Loss per Common share, basic
Distributed earnings, basic	$—	$—
Undistributed earnings — basic	(0.33)	(33.95)

Total	$(0.33)	$(33.95)

Loss per Common share, diluted
Distributed earnings, diluted	$—	$—
Undistributed earnings — diluted	(0.33)	(33.95)

Total	$(0.33)	$(33.95)

Loss per share — Class B Stock
Basic
Distributed earnings to Class B stockholders		$—
Undistributed earnings allocated to Class B stockholders		—

Total loss — Class B Stock, basic		$—

Diluted
Distributed earnings to Class B stockholders		$—
Undistributed earnings allocated to Class B stockholders		—

Total loss — Class B Stock, diluted		$—

Weighted average Class B shares outstanding, basic		1
Share-based compensation		—
Warrants		—

Weighted average Class B shares outstanding, diluted		1

Earnings per Class B share, basic
Distributed earnings, basic		$—
Undistributed earnings — basic		—

Total		$—

Earnings per Class B share, diluted
Distributed earnings, diluted		$—
Undistributed earnings — diluted		—

Total		$—

NOTE 3 – Related Party Transactions:
Gores Radio Holdings
We have a related party relationship with Gores. As a result of our Refinancing, Gores created a holding company which currently owns approximately 74.3% of our equity and is our ultimate parent company. Gores currently also holds $10,984 (including paid in kind interest) of our Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores as follows:

	Successor Company		Predecessor Company
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009

Glendon Partners fees	$312	(1)	$650
Reimbursement of legal fees	8		1,063
Reimbursement of letter-of-credit fees	63	(2)	—

	$383		$1,713

(1)
These fees consist of payments for professional services rendered by various members of Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management.

(2)	Reimbursement of a standby letter-of-credit fee incurred and paid by Gores in connection with its guarantee of the $15,000 revolving credit facility with Wells Fargo.
POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. We recorded fees as follows:

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Program commission expense	$361	$331

CBS Radio
As a result of the Refinancing, CBS Radio, which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. As a result of this change in ownership and the fact that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio to be a related party. This change became effective as of August 3, 2009 because on such date, all of the Preferred Stock then outstanding was converted into common stock. As of August 3, 2009, we ceased recording payments to CBS as related party expenses or amounts due to related parties.
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

We incurred programming and affiliate arrangements expenses of $16,773 and news agreement expenses of $3,247 for the three months ended March 31, 2009, relating to transactions with CBS Radio and/or its affiliates. Expenses incurred for programming and affiliate arrangements are included as a component of operating costs in the accompanying Consolidated Statement of Operations. The description and amounts regarding related party transactions set forth in these consolidated financial statements and related notes, also reflect transactions between the Company and Viacom. Viacom is an affiliate of CBS Radio, as National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom.
A summary of related party expense by expense category is as follows:

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Operating costs	$361	$20,351
Special charges	320	1,713
Interest expense	63	—

	$744	$22,064

NOTE 4 – Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows:

	March 31, 2010	December 31, 2009

Land, buildings and improvements	$9,900	$10,830
Recording, broadcasting and studio equipment	22,411	20,581
Furniture, equipment and other	11,467	11,592

	43,778	43,003
Less: Accumulated depreciation and amortization	8,332	6,738

Property and equipment, net	$35,446	$36,265

Depreciation expense was $2,070 and $1,880 for the quarters ended March 31, 2010 and 2009, respectively. In 2001, we entered into a capital lease for satellite transponders totaling $6,723. The allocation of the business enterprise value for the capital lease at April 24, 2009 was $7,355. Accumulated amortization related to the capital lease was $6,023 and $5,787 as of March 31, 2010 and December 31, 2009, respectively.
NOTE 5 – Intangible Assets:
In accordance with the authoritative guidance which is applicable to the Refinancing, we revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationships with radio and television affiliates, and other distribution partners from whom we obtain commercial airtime that we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; real estate leases; and insertion order commitments from advertisers. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.

Intangible assets by asset type and estimated life as of March 31, 2010 and December 31, 2009 are as follows:

		As of March 31, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks	Indefinite	$20,800	$—	$20,800	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	(6,755)	65,345	72,100	(4,953)	67,147
Software and technology	5 years	7,896	(1,287)	6,609	7,896	(890)	7,006
Client contracts	5 years	8,930	(1,858)	7,072	8,930	(1,363)	7,567
Leases	7 years	980	(135)	845	980	(100)	880
Insertion orders	9 months	—	—	—	8,400	(8,400)	—

		$110,706	$(10,035)	$100,671	$119,106	$(15,706)	$103,400

Amortization expense of intangible assets was $2,729 and $183 for the three months ended March 31, 2010 and 2009, respectively.
NOTE 6 – Goodwill:
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. We did not perform an impairment test on our identified intangible assets with indefinite lives, including goodwill, as of March 31, 2010.
On March 31, 2010, we recorded a prior period adjustment of $428 to increase goodwill related to a correction of our current liabilities as of April 24, 2009 (See Note 1 — Basis of Presentation).
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	Total	Metro Traffic	Network

Balance January 1, 2010	$38,917	$13,005	$25,912
Adjustments to opening balance	28	144	(116)

Balance at March 31, 2010	$38,945	$13,149	$25,796

The gross amount of goodwill, accumulated impairment losses and carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	Total	Metro Traffic	Network
Goodwill at April 24, 2009	$89,346	$63,550	$25,796
Accumulated impairment losses from April 24, 2009 to March 31, 2010	(50,401)	(50,401)	—

Balance at March 31, 2010	$38,945	$13,149	$25,796

NOTE 7 – Debt:
On April 23, 2009, we completed the Refinancing and entered into our Senior Credit Facility and a Securities Purchase Agreement. The Senior Credit Facility includes a $15,000 senior unsecured revolving credit facility, which has a $2,000 letter of credit sub-facility and a $20,000 unsecured non-amortizing term loan. As of March 31, 2010 and December 31, 2009, respectively, we had borrowed the entire amount under the term loan and $8,000 and $5,000 under the revolving credit facility.
Our present financial condition has caused us to amend the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. As a result of the on-going variability in our financial position we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC (“Wells Fargo”) to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility), respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. As part of the Securities Purchase Agreement amendment, we paid down our Senior Notes by $3,500 on March 31, 2010.
On March 30, 2010, we entered into additional agreements with the holders of our Senior Notes and Wells Fargo to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility), respectively, to modify our debt leverage covenants for periods to be measured (on a trailing four-quarter basis) on March 31, 2010 and beyond. As part of the amendment to the Securities Purchase Agreement, the quarterly debt leverage covenants for 2010 have been eased to levels of 8.00, 7.50, 7.00 and 6.50, respectively and the original quarterly covenants for 2010 now apply to 2011. The original quarterly covenants for 2012 remain unchanged. The amendment to the Securities Purchase Agreement also states that we will pay down our Senior Notes out of the proceeds of the tax refund we anticipate receiving in the second or third quarter of 2010. The first $12,000 of such refund and any refund amount in excess of $17,000 will be used to pay down our Senior Notes. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) have also been amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the 8.00, 7.50, 7.00 and 6.50 covenants in the Securities Purchase Agreement (applicable to the Senior Notes) are 9.20, 8.65, 8.05 and 7.50, respectively, in the Credit Agreement (governing the Senior Credit Facility).
Long-term debt, including current maturities of long-term debt and due to Gores are as follows:

	March 31, 2010	December 31, 2009
Senior Secured Notes due on July 15, 2012 (1)	$108,967	$110,762
Due to Gores (1)	10,984	11,165
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	8,000	5,000

	$147,951	$146,927

(1)	The applicable interest rate on such debt is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis.

(2)
The applicable interest rate on such debt is 7.0% as of March 31, 2010 and December 31, 2009. The interest rate is variable and is payable at the maximum of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option.

NOTE 8 – Fair Value Measurements:
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. The carrying amount and estimated fair value for borrowings are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Borrowings (short and long term)	$139,951	$146,225	$141,927	$148,425
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

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis:

	Level 1		Level 2		Level 3
	Quoted Prices in Active		Significant Other		Significant
	Markets for Identical Assets		Observable Inputs		Unobservable Inputs
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Assets:
Investments (1)	$1,108	$968	$—	$—	$—	$—

	$1,108	$968	$—	$—	$—	$—

(1)	Included in other assets

NOTE 9 – Equity-Based Compensation:
We have issued equity compensation to our directors, officers and key employees under three plans, the 1999 Stock Incentive Plan (the “1999 Plan”), the 2005 Equity Compensation Plan (the “2005 Plan”) and the 2010 Equity Compensation Plan (defined below as the “2010 Plan”). Although the 1999 Plan expired in early 2009 and no additional equity compensation may be issued pursuant to such plan, certain awards remain outstanding thereunder. Only stock options were issued under the 1999 Plan.
In 2005, our stockholders approved the 2005 Plan that allowed us to grant stock options, restricted stock and RSUs to our directors, officers and key employees. Effective February 12, 2010, the Board amended and restated the 2005 Plan because we had a limited number of shares available for issuance thereunder (such plan, as amended and restated, the “2010 Plan”).
Stock Options
Options granted under our equity compensation plans vest over periods ranging from 2 to 5 years, generally commencing on the anniversary date of each grant. Options expire within ten years from the date of grant. On February 12, 2010, we granted 1,998 options with an exercise price of $6.00 to 56 employees, which vest over 3 years. These stock options awarded in 2010 by the Board (and reflected in the tables below) remain subject to formal stockholder approval. In accordance with the authoritative guidance, the options are considered outstanding since formal approval is essentially a formality, given that Gores controls enough votes on the Board to approve the 2010 Plan and options.
Stock option activity for the period from January 1, 2010 to March 31, 2010 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding January 1, 2010	28.6	$1,345
Granted	1,998.0	$6
Exercised	—	$—
Cancelled, forfeited or expired	(0.6)	$5,747

Outstanding March 31, 2010	2,026.0	$23

Options exercisable March 31, 2010	15.6	$2,081

Aggregate estimated fair value of options vesting during three months ended March 31, 2010	$692

At March 31, 2010, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 6.37 years. Additionally, at March 31, 2010, 1,673 options were expected to vest with a weighted average exercise price of $27, a weighted average remaining term of 9.83 years and an aggregate intrinsic value of $3,240. No options were exercised during the three months ended March 31, 2010. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of March 31, 2010, there was $9,475 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.71 years.

The estimated fair value of options granted during the first quarter of 2010 was measured on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions as follows:

Risk-free interest rate	2.35%
Expected term (years)	5.0
Expected volatility	98.6%
Expected dividend yield	0.00%
Weighted average fair value of options granted	$4.47
Restricted Stock
Restricted stock granted under our 2005 Plan vest over periods ranging from 2 to 4 years, generally commencing on the anniversary date of each grant. Recipients of restricted stock are entitled to the same dividends and voting rights as common stock and, once issued, such stock is considered to be currently issued and outstanding (even when unvested). The cost of restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, was expensed ratably over the vesting period. As of March 31, 2010, there was no unearned compensation cost related to restricted stock.
Restricted stock activity for the period from January 1, 2010 to March 31, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding January 1, 2010	0.8	$1,504
Granted	—	—
Converted to common stock	(0.8)	$1,504
Forfeited	—	—

Outstanding March 31, 2010	—	—

Restricted Stock Units
With rare exceptions, RSUs are typically awarded only to directors, not officers or key employees. Under the 2005 Plan (the only plan under which RSU awards have been issued), RSUs awarded to directors vested over 3 years. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in newly issued shares of our common stock. Recipients of RSUs are entitled to receive dividend equivalents (subject to vesting) when and if we pay a cash dividend on our common stock. Such dividend equivalents are payable, in newly issued shares of common stock, only upon the vesting of the related restricted shares. Unlike restricted stock, RSUs do not have the same voting rights as common stock, and the shares underlying the RSUs are not considered to be issued and outstanding until they vest. In 2010, the Company moved to a different compensation structure to compensate its directors. As part of this change, our independent non-employee directors will once again receive annual awards of RSUs valued in an amount of $35, which awards will vest in 2 year installments, beginning on the anniversary of the grant date. The awards will vest automatically upon a change in control (as defined in the 2010 Plan). The terms of the awards will be governed by the terms of the 2010 Plan. No RSUs have been granted under the 2010 Plan and we anticipate that such RSU awards will be granted on the date the Company’s 2010 annual stockholders meeting is held. There were no RSUs awarded during the three months ended March 31, 2010 and accordingly, as of March 31, 2010, there was no unearned compensation cost related to RSUs.
RSU activity for the period from January 1, 2010 to March 31, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding January 1, 2010	0.1	$1,314
Granted	—	—
Converted to common stock	—	—
Forfeited	—	—

Outstanding March 31, 2010	0.1	$1,314

Compensation expense in the Statement of Operations related to equity-based awards is as follows:

	Successor Company	Predecessor Company
	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009

Operating costs	$814	$918
General and administrative expense	245	434

	$1,059	$1,352

NOTE 10 – Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Successor Company	Predecessor Company
	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009

Net loss	$(6,723)	$(15,186)
Unrealized gain on marketable securities, net effect of income taxes	86	135

Comprehensive loss	$(6,637)	$(15,051)

NOTE 11– Income Taxes:
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
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the quarters ended March 31, 2010 or 2009 or for the year ended December 31, 2009. We will continue to assess the need for a valuation allowance at each future reporting period.
We have substantially completed our allocation of the purchase price / enterprise value for purposes of the April 24, 2009 opening balance sheet with respect to income taxes.

NOTE 12 – Restructuring Charges:
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
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded $743, $3,976, $3,976 and $14,100, of restructuring charges in the first quarter of 2010, the period ended December 31, 2009, the period ended April 23, 2009 and the second half of 2008, respectively. The Metro Traffic re-engineering initiative has been completed. We do not expect to incur any further material costs in connection with this initiative (other than adjustments for changes, if any, resulting from revisions to estimated facilities sub-lease cash flows after the cease-use date (i.e., the day we exited the facilities) and we anticipate that the accrued expense balances will be paid over the next 8.25 years.
The restructuring charges identified in the Consolidated Statement of Operations are comprised of the following:

	Severance	Facilities	Contract
	Termination	Consolidation	Termination
	Costs	Related Costs	Costs	Total
Balance at January 1, 2009	3,198	790	3,796	7,784

Charges from January 1, to April 23, 2009	1,658	2,318	—	3,976
Charges from April 24, to December 31, 2009	1,941	1,885	150	3,976
Non-cash utilization	—	(360)	—	(360)
Payments	(5,260)	(956)	(2,196)	(8,412)

Balance at December 31, 2009	1,537	3,677	1,750	6,964
Charges January 1, to March 31, 2010	142	601	—	743
Payments	(693)	(473)	(150)	(1,316)

Balance at March 31, 2010	$986	$3,805	$1,600	$6,391

Accumulated charges	$10,506	$5,635	$6,654	$22,795
Accumulated payments	(9,440)	(1,470)	(3,454)	(14,364)
Accumulated non-cash utilization	(80)	(360)	(1,600)	(2,040)

Balance at March 31, 2010	$986	$3,805	$1,600	$6,391

NOTE 13 – Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following:

	Successor Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2010	March 31, 2009
Senior Credit Agreement amendment costs	$579	$—
Employment claim settlements	483	—
Gores fees	320	1,713
Fees related to the Refinancing	114	4,000
Corporate development costs	201	—
Regionalization costs	126	96

	$1,823	$5,809

The Senior Credit Agreement amendment costs are professional fees incurred by us in connection with the March 2010 agreements we negotiated with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement. Employment claim settlements are related to employee terminations that occurred prior to 2008. Gores fees are related to professional services rendered by various members of Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Fees related to the Refinancing for the first quarter of 2009 include transaction fees and expenses related to negotiation of the definitive documentation, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g. Westwood One, the banks, noteholders and the lenders of the new Senior Credit Facility) and other professional fees. Fees related to the Refinancing for the first quarter of 2010 include tax consulting costs related to the finalization of the income tax treatment of the Refinancing. Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions and dispositions. Regionalization costs are expenses related to reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers, including facility expenses.
NOTE 14 – Segment Information:
We manage and report our business in two operating segments: Metro Traffic and Network. Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“Segment OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We have reflected this change in all periods presented in this report. We believe the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs, capital expenditures and total assets are captured discretely within each segment.
We report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.

Revenue for the quarters ended March 31, 2010 and 2009 is summarized below by segment:

	Successor Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2010	March 31, 2009
Revenue
Metro Traffic	$37,267	$34,683
Network	55,575	51,184

	$92,842	$85,867

Segment OIBDA for the quarters ended March 31, 2010 and 2009 is summarized below by segment:

	Successor Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2010	March 31, 2009
Segment OIBDA
Metro Traffic (1)	$(1,566)	$(4,327)
Network (1)	4,897	(1,884)
Corporate	(2,849)	(2,081)
Restructuring and special charges	(2,566)	(9,249)

OIBDA	(2,084)	(17,541)
Depreciation and amortization	(4,496)	(2,063)

Operating loss	(6,580)	(19,604)
Interest expense	(5,376)	(3,263)
Other (expense) income	(1)	300

Loss before income taxes	(11,957)	(22,567)
Income tax benefit	(5,234)	(7,381)

Net Loss	$(6,723)	$(15,186)

(1)	Segment operating (loss) income includes allocations of certain corporate overhead expenses such as accounting and legal costs, bank charges, insurance, information technology etc.
Segment depreciation, unusual items and capital expenditures for the quarters ended March 31, 2010 and 2009 is summarized below by segment:

	Successor Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2010	March 31, 2009
Depreciation and amortization:
Metro Traffic	$3,100	$1,185
Network	1,389	871
Corporate	7	7

	$4,496	$2,063

	Successor Company	Predecessor Company
	For the Quarter Ended	For the Quarter Ended
	March 31, 2010	March 31, 2009
Capital expenditures:
Metro Traffic	$1,592	$675
Network	583	494
Corporate	8	—

	$2,183	$1,169

Identifiable assets by segment at March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010	December 31, 2009
Total assets
Metro Traffic	$140,810	$147,387
Network	125,827	131,632
Corporate	37,394	28,299

	$304,031	$307,318

NOTE 15 – Recent Accounting Pronouncements:
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 – Fair Value Measurements. These new disclosure requirements will first apply to us in our financial statements for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We are evaluating the effects of this standard and do not expect its adoption to have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter ended June 30, 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 5 – Intangible Assets and Note 8 — Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for the acquisition of Jaytu Technologies, LLC, doing business as SigAlert, in the fourth quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
For the last several years through 2009, our network revenue was trending downward due principally to reductions in national audience levels and lower clearance and audience levels of our affiliated stations. Similarly, our local/regional revenue has been trending downward due principally to increased competition, reductions in our local/regional sales force and an increase in the amount of 10 second inventory being sold by radio stations. Our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio-related advertising products. However, as described below, in the first quarter ended March 31, 2010, radio advertising spending has begun to improve and we have been increasing our sales force. As a result, our radio revenue has begun to increase, particularly in the Network business. While we cannot predict if this upward trend will continue for a sustained period, we are cautiously optimistic that as the economy rebounds, our revenue will continue to increase.

The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with corporate accounting, legal, personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include one-time expenses associated with the 2009 and 2008 Gores investment, refinancing/recapitalization costs, compensation settlements related to employee terminations that occurred prior to 2008, and re-engineering expenses.
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
We engaged consultants for the most part to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we announced the Metro Traffic re-engineering initiative that was implemented in the last half of 2008. The modifications to the Metro Traffic business are part of a series of re-engineering initiatives identified by us to improve our operating and financial performance in the near-term, while setting the foundation for profitable long-term growth. These changes resulted in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of 2009.
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
Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS mitigates both of these circumstances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. We believe that CBS Radio has taken and will continue to take the necessary steps to stabilize and increase the audience reached by its stations. It should be noted however, that as CBS takes steps to increase its compliance with our affiliation agreements, our operating costs will increase before we will be able to increase prices for the larger audience we will deliver, which was and may continue to be a contributing factor to the decline in our operating income. As part of our recent cost reduction actions to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, which became effective on February 15, 2010, to give back station inventory representing approximately 15% of the audience delivered by CBS Radio. This resulted in a commensurate reduction in cash compensation payable to them. To help deliver consistent RADAR audience levels over time, we have added incremental non-CBS inventory. We have added incremental non-CBS inventory. We actively manage our inventory, including by purchasing additional inventory for cash. We have also added Metro Traffic inventory from CBS Radio through various stand-alone agreements.

Results of Operations
We are organized into two business segments; Metro Traffic and Network.
Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,200 radio and 170 television stations, which include stations in over 80 of the top 100 Metropolitan Statistical Area (“MSA”) markets in the U.S. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers (typically 10 and 15 second radio spots embedded within our information reports and 30 second spots in television). We provide broadcasters a cost-effective alternative to gathering and delivering their own traffic and local information reports and offer advertisers a more efficient, broad reaching alternative to purchasing advertising directly from individual radio and television stations.
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
Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
Revenue
Revenue presented by operating segment for the three month periods ending March 31, 2010 and 2009 is as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Metro Traffic	$37,267	$34,683	$2,584	7.5%
Network	55,575	51,184	4,391	8.6%

Total (1)	$92,842	$85,867	$6,975	8.1%

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national or Network commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the three months ended March 31, 2010, revenue increased $6,975 or 8.1%, to $92,842 compared with $85,867 for the three months ended March 31, 2009. This increase in revenue for the first quarter was the first year-over-year quarterly increase since the second quarter of 2005. The increase is the result of higher revenue in both segments of our business.
Metro Traffic revenue for the three months ended March 31, 2010 increased $2,584 or 7.5% to $37,267 from $34,683 for the same period in 2009. The increase in Metro Traffic revenue was principally related to an increase in the revenue from television and radio advertising, primarily in the automotive and quick service restaurant sectors.
For the three months ended March 31, 2010, Network revenue was $55,575 compared to $51,184 for the comparable period in 2009, an increase of 8.6% or $4,391. The increase resulted from increased sports advertising revenue primarily related to the 2010 Winter Olympics, the NCAA Men’s College Basketball Tournament and NFL games, and new programming for The Weather Channel. These increases were partially offset by a decline in advertising revenue from our talk radio programs as a result of the cancellation of three programs, Air America Radio, The Radio Factor hosted by Bill O’Reilly and The Adam Carolla Show.
Operating Costs
Operating costs for the three months ended March 31, 2010 and 2009 are as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Payroll and payroll related	$20,961	$21,122	$161	0.8%
Programming and production	24,790	27,482	2,692	9.8%
Program and operating	7,903	4,570	(3,333)	(72.9)%
Station compensation	18,491	19,769	1,278	6.5%
Other operating expenses	17,196	18,450	1,254	6.8%

	$89,341	$91,393	$2,052	2.2%

Operating costs decreased $2,052, or 2.2%, to $89,341 in the first quarter of 2010 from $91,393 in the first quarter of 2009, primarily as a result of restructuring and cost saving programs we began in 2008 and continued in 2009. This was partially offset by an increase in program and operating costs of $3,333, predominantly as a result of increased cash buys for television and local radio inventory. The decrease in operating costs is primarily attributable to reductions in costs for: (i) programming and production of $2,692, related to talent and broadcast rights fees and aviation, (ii) station compensation costs of $1,278 primarily due to the renegotiation and cancellation of certain affiliate arrangements and (iii) other operating costs of $1,254, primarily from lower costs for legal, bad debt, news agreements and rent, partially offset by higher accounting and auditing fees, promotion and communication expense. Payroll and payroll related costs decreased $161 reflecting the benefit of our re-engineering and cost reduction programs which began in the last half of 2008, partially offset by costs related to additional sales hires in the first quarter of 2010 and variable compensation tied to revenue.
Depreciation and Amortization
Depreciation and amortization increased $2,433, or 118%, to $4,496 in the first quarter of 2010 from $2,063 in the first quarter of 2009. The increase is primarily attributable to the increase in the fair value of amortizable intangibles that were recorded as a result of the Refinancing and our application of “push down” acquisition accounting, and by increased depreciation and amortization from our additional investments in systems and infrastructure.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses increased $253, or 9.1% to $3,019 for the three months ended March 31, 2010 compared to $2,766 for the three months ended March 31, 2009. The increase is principally due to higher accounting fees, partially offset by decreases in legal and consulting fees and equity-based compensation expense.

Restructuring Charges
During the three months ended March 31, 2010 and 2009, we recorded $743 and $3,440, respectively for restructuring charges. For the 2010 period, restructuring charges included Metro Traffic re-engineering costs of $352 for real estate expense, $249 resulting from revisions to estimated cash flows for our closed facilities and $142 for severance.
Special Charges
We incurred expenses aggregating $1,823 and $5,809 in the first quarter of 2010 and 2009, respectively. Special charges in the first quarter of 2010 included $579 for fees related to the agreements to amend the terms of our Senior Notes and Senior Credit Facility, $483 for employment claim settlements related to employee terminations that occurred prior to 2008, $320 for Gores fees, $114 for fees related to the finalization of the income tax treatment of the Refinancing, $201 for professional fees related to the evaluation of potential business development activity, including acquisitions and dispositions and $126 for fees primarily related to regionalization costs. Special charges in the first quarter of 2009 were incurred predominantly in connection with the Refinancing.
OIBDA
Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“Segment OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We have reflected this change in all periods presented in this report. We believe the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.
OIBDA for the three months ending March 31, 2010 and 2009 is as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Metro Traffic	$(1,566)	$(4,327)	$2,761	63.8%
Network	4,897	(1,884)	6,781	359.9%
Corporate expenses	(2,849)	(2,081)	(768)	(36.9)%
Special charges	(2,566)	(9,249)	6,683	72.3%

OIBDA	(2,084)	(17,541)	15,457	88.1%
Depreciation and amortization	(4,496)	(2,063)	(2,433)	(117.9)%

Operating loss	$(6,580)	$(19,604)	$13,024	66.4%

OIBDA loss for the three months ended March 31, 2010 decreased to $2,084 from $17,541 for the same period in 2009. This decrease is primarily attributable to an increase in revenue, lower operating costs and lower restructuring and special charges.
Metro Traffic
OIBDA loss in our Metro Traffic segment decreased by $2,761 to a loss of $1,566 in 2010 compared to a loss of $4,327 in 2009. The decrease in the loss was primarily due to an increase in revenue of $2,584, lower other operating costs of $1,495, lower programming and production costs of $1,149 and lower payroll and related costs of $351. These improvements were partially offset by increased program and operating costs of $2,667, resulting primarily from cash buys for television and local radio inventory.

Network
OIBDA in our Network segment increased by $6,781 to $4,897 in 2010 compared to a loss of $1,884 in 2009. The increase in OIBDA was due to an increase in revenue of $4,391, a decrease in programming and production costs of $1,536, a decrease in station compensation of $1,179 and lower payroll and related costs of $159. These increases in OIBDA were partially offset by higher programming and operating expenses of $509 related to the 2010 Winter Olympics.
Operating Loss
The operating loss for the three months ended March 31, 2010 decreased to $6,580 from $19,604 for the same period in 2009. This decrease is primarily attributable to an increase in revenue, lower operating costs and lower restructuring and special charges, partially offset by an increase in depreciation and amortization.
We currently anticipate that operating income will increase in 2010 compared with 2009 principally as a result of an anticipated stabilization and growth in our revenue base and the benefits from our cost reduction programs.
Interest Expense
Interest expense increased $2,113, or 64.8%, to $5,376 in the first quarter of 2010 from $3,263 in the first quarter of 2009, reflecting a higher rate of interest on a lower level of debt outstanding, primarily as a result of the Refinancing, and increased interest expense related to capital leases.
Provision for Income Taxes
Income tax benefit in the first quarter of 2010 was $5,234 compared with a tax benefit of $7,381 in the first quarter of 2009. Our effective tax rate for the quarter ended March 31, 2010 was approximately 43.8% as compared to 32.7% for the same period in 2009. An additional tax benefit of $650 was recorded in the three months ended March 31, 2010 related to an increase in our federal income tax refund arising from a change in the determination of the deductibility of certain costs for the twelve months ended December 31, 2009. These additional income tax benefits are primarily related to deductions taken in U.S. federal filings for which it is more likely than not that those deductions would be sustained on their technical merits.
Net Loss
Our net loss for the first quarter of 2010 decreased to $6,723 from a net loss of $15,186 in the first quarter of 2009, which represented an improvement of $8,463. Net loss per share for basic and diluted shares was $(0.33) in the first quarter of 2010, compared with net loss per share for basic and diluted of $(33.95) in the first quarter of 2009.
Cash Flows
Net cash provided by operating activities was $4,915 for the three months ended March 31, 2010 and $2,134 for the three months ended March 31, 2009, an increase of $2,781 in net cash provided by operating activities. The increase was principally attributable to a lower net loss of $8,463, higher depreciation and amortization of $2,433 and other changes in deferred taxes, stock compensation and amortization of deferred financing costs of $990, partially offset by a lower net change in our net assets and liabilities of $9,105.
While our business does not usually require significant cash outlays for capital expenditures, capital expenditures in the first three months of 2010 increased to $2,183, compared to $1,169 for the first three months of 2009, primarily as a result of payments related to capitalization of the internal use financial systems software we are currently installing. We anticipate an increase in total capital expenditures for the remainder of 2010, as compared to 2009, as we continue to invest in systems and infrastructure.
Cash used in financing activities was $762 for the first three months of 2010 compared to $203 in the first three months of 2009. On March 31, 2010, as part of the Securities Purchase Agreement amendment, we paid down our Senior Notes by $3,500 and we also borrowed $3,000 under our revolving credit facility in January.

Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures, and principal and interest payments on our outstanding indebtedness, and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt. At March 31, 2010, our principal sources of liquidity were our cash and cash equivalents of $6,794 and amounts available to us under our revolving credit facility of $5,781 as described in Note 7 — Debt, which total $12,575 as of the date hereof.
We have incurred a significant decline in our available liquidity. As of May 17, 2010, our available liquidity has decreased approximately $6,700 to $6,900 from $13,605 at December 31, 2009, in part due to $6,400 in payments made in April 2010 for the CBS Radio annual bonus and for license and broadcast rights for sports programming and a final installment payment of $1,600 related to a contract termination. As described elsewhere in Note 7 — Debt, our Senior Notes and Senior Credit Facility contain debt leverage ratios with which we must comply and which are calculated on a quarterly basis. As of March 31, 2010, we were in compliance with such covenants. While management believes we will maintain sufficient liquidity to fund operations and that we will maintain compliance with our covenants for the next twelve months, given the decline in our liquidity and the fact that we have had difficulty in achieving our Adjusted EBITDA projections, we cannot provide assurance that we will have sufficient liquidity to maintain compliance with our covenants and fund future operations. We have certain cost containment and liquidity-producing measures available to us that we could utilize to the extent necessary, including management of workforce costs, the elimination of non-essential expenses, extending payables and reducing capital expenditures. We believe these actions, to the extent necessary, will allow us to maintain sufficient liquidity to fund our operations for at least the next twelve months through March 31, 2011 and to maintain compliance with our covenants. However, no assurance can be provided that these actions will be sufficient for us to have sufficient liquidity to fund operations or to maintain compliance with our covenants.
Our cash flow from operations is a principal source of funds. We have experienced significant operating losses since 2005 as a result of increased competition in our local and regional markets, reductions in national audience levels, and reductions in our local and regional sales force. Also, in 2009 our operating income was affected by the economic downturn in the United States and decline in the overall advertising market. Based on our 2010 projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness and projected working capital needs, and to provide us with sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt covenants for at least the next 12 months.
While our 2010 projections indicated we would attain sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt leverage covenant levels in 2010 (prior to those covenants being amended in March 2010), management did not believe there was sufficient cushion in our projections to outweigh the current unpredictability in the economy and our business. Accordingly, we determined it was prudent to amend our debt leverage covenants on March 30, 2010 in order to provide our business with (1) greater operational flexibility and (2) a greater time frame to recover from the effects of the weakened economy and to incorporate the full benefit of the revenue initiatives and re-engineering and cost reduction actions taken by the Company from mid-2008 and 2009. Notwithstanding these amendments to our covenants, if our operating income declines, we cannot provide assurances that there will be sufficient liquidity available to us to invest in our business or that there will be sufficient Adjusted EBITDA to comply with our debt covenants.
We filed a preliminary U.S. federal income tax return carrying back our current net operating losses and an application for a tentative refund in the second quarter of 2010, and anticipate receiving a refund of approximately $12,900 at the end of the second quarter or third quarter of 2010. As part of the amendments to the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility) described above, the first $12,000 of such refund and any refund amount in excess of $17,000, will be used to pay down our Senior Notes. Gores has agreed to guarantee up to a $10,000 pay down of the Senior Notes if such refund is not received on or prior to August 16, 2010. The effect of our new debt leverage covenant levels on the amount of Adjusted EBITDA required by us to satisfy our covenants is demonstrated below in a table which appears below.

Existing Indebtedness
On March 31, 2010, we repaid $3,500 of the Senior Notes. Accordingly, as of March 31, 2010, our existing debt totaled $147,951 and consisted of: $119,951 under the Senior Notes maturing July 15, 2012 (which includes $10,000 classified as current maturities of long term-debt and $10,984 due to Gores) and the Senior Credit Facility, which consists of a $20,000 unsecured, non-amortizing term loan revolver and a $15,000 revolving credit facility of which $8,000 was outstanding on March 31, 2010. The Senior Credit Facility matures on July 15, 2012 and is guaranteed by subsidiaries of the Company and Gores. The Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% paid-in-kind (“PIK”) interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of March 31, 2010, the cumulative PIK interest was $5,951.
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
Adjusted EBITDA for the year ended December 31, 2009 was $10,374. Under the terms of our Senior Notes, in order to have satisfied our 8.00 to 1.00 covenant for the twelve month period ended March 31, 2010, we had to realize an Adjusted EBITDA (loss) for the three months ended March 31, 2010 of no more than $(2,320). For the quarter ended March 31, 2010 our Adjusted EBITDA was $2,137, which was $4,457 in excess of the required Adjusted EBITDA. As a point of reference, our Adjusted EBITDA for the three months ended March 31, 2009 was a loss of $(6,940). Our Adjusted EBITDA for the trailing twelve months ended March 31, 2010 was $19,451.
In order to satisfy our 7.50 to 1.00 covenant for the twelve month period ending June 30, 2010, we must realize a minimum Adjusted EBITDA of $5,812 for the three months ended June 30, 2010. This compares to our Adjusted EBITDA for the three months ended June 30, 2009 of $9,070. Adjusted EBITDA for the trailing nine months ended March 31, 2010 was $10,381.
In order to satisfy our 7.00 to 1.00 covenant for the twelve month period ending September 30, 2010, we must realize a minimum Adjusted EBITDA of $7,902 for the six months ended September 30, 2010. This compares to our Adjusted EBITDA for the six months ended September 30, 2009 of $11,223. Adjusted EBITDA for the trailing six months ended March 31, 2010 was $8,228.
In order to satisfy our 6.50 to 1.00 covenant for the twelve month period ending December 31, 2010, we must realize a minimum Adjusted EBITDA of $15,451 for the nine months ended December 31, 2010. This compares to our Adjusted EBITDA for the nine months ended December 31, 2009 of $17,314. Adjusted EBITDA for the three months ended March 31, 2010 was $2,137.

Our maximum senior leverage ratio (also referred to herein as our “debt leverage covenant”), defined as the principal amount of Senior Notes over our Adjusted EBITDA (defined below), is measured on a trailing, four-quarter basis. The covenant is the same under our Securities Purchase Agreement, governing the Senior Notes and our Senior Credit Facility, governing the Senior Credit Facility except that they have different maximum levels. We have presented the more restrictive of the two levels below.

			Required Last
		Principal Amount of Senior Notes	Twelve Months (LTM)
	Maximum Senior Leverage Ratio	Estimated Outstanding (Includes	Minimum Adjusted
Quarter Ending	Covenant	PIK)*	EBITDA*
3/31/2010	8.00 to 1.0	$119,951	$14,994
6/30/2010	7.50 to 1.0	121,450	16,193
9/30/2010	7.00 to 1.0	112,911	16,130
12/31/2010	6.50 to 1.0	114,322	17,588
3/31/2011	6.00 to 1.0	115,751	19,292
6/30/2011	5.50 to 1.0	117,198	21,309
9/30/2011	5.00 to 1.0	118,663	23,733
12/31/2011	4.50 to 1.0	120,146	26,699
3/31/2012	3.50 to 1.0	121,648	34,757
6/30/2012	3.50 to 1.0	123,169	35,191
The above chart reflects a payment of $10,000 (the minimum payment required under the terms of the agreements with our lenders) on or before August 16, 2010 of the then outstanding principal amount of Senior Notes. On March 31, 2010, we repaid $3,500 of our Senior Notes, which is also reflected above.
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

Adjusted EBITDA for the three months ended March 31, 2010 and 2009 is as follows:

	For the Quarters ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$4,915	$2,134
Interest expense	5,376	3,263
Income taxes (benefit)	(5,234)	(7,381)
Restructuring	743	3,440
Special charges and other (1)	2,419	5,809
Other non-operating income	1	(300)
Deferred taxes	5,107	6,698
Amortization of deferred financing costs	—	(308)
Change in assets and liabilities	(11,190)	(20,295)

Adjusted EBITDA	$2,137	$(6,940)

(1)	“Special charges and other” includes expense of $596 classified as corporate general and administrative expenses on the Statement of Operations for the three months ended March 31, 2010.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 – Fair Value Measurements. These new disclosure requirements will first apply to us in our financial statements for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We are evaluating the effects of this standard and do not expect our adoption of this new guidance to have a material impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter ended June 30, 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 5 – Intangible Assets and Note 8 — Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for the acquisition of Jaytu Technologies, LLC (“Jaytu”) (doing business as (“d/b/a”) SigAlert) in the fourth quarter of 2009.

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
A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business and Industry
Our annual operating income has declined since 2005 and may continue to decline. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue.
Since 2005, our annual operating income has declined from operating income of $143,978 to an operating loss of $97,582, which included impairment charges of approximately $50,501, for the year ended December 31, 2009. Between 2005 and 2009, our annual operating income declined as a result of increased competition in our local and regional markets and an increase in the amount of 10 second inventory being sold by radio stations. The decline also occurred due to reductions in national audience levels, lower commercial clearance and audience levels of our affiliated stations, and reductions in our local and regional sales force, which began in mid-2006. More recently, our operating income has been affected by the weakness in the United States economy and advertising market, which only recently has begun to turnaround. During this time, advertisers and the agencies that represent them, put increased pressure on advertising rates, in some cases, requesting broad percentage discounts on ad buys, demanding increased levels of inventory and re-negotiating booked orders. Even if the improvement in the current economic situation continues we cannot predict whether or not advertisers’ demands and budgets for advertising will return to previous levels. If a double-dip recession were to occur or if the economic climate does not continue to improve over time, it could harm our ability to generate advertising revenue and it is possible our financial position would not improve.

We may require additional financing to fund our working capital, debt service, capital expenditures or other capital requirements and the ongoing global credit market disruptions have reduced access to credit and created higher costs of obtaining financing.
Our primary source of liquidity is cash flow from operations, which has been adversely impacted by the decline in our advertising revenue. As of May 17, 2010, our available liquidity has decreased approximately $6,700 to $6,900 from $13,605 at December 31, 2009. While we presently believe that cash flow from operations as well as cash on hand will enable us to meet our capital requirements for at least the next 12 months, if our future operating performance does not meet our expectations or our plans materially change in an adverse manner, we may need additional financing. As described above, we recently negotiated amendments with the holders of our Senior Notes and Wells Fargo in October 2009 and March 2010 regarding our debt leverage covenants under our Senior Notes and Senior Credit Facility, respectively, as a result of lower than anticipated revenue and the uncertain economic and advertising environments. Pursuant to the terms of the October 2009 amendment, we agreed to pay down $3,500 of our outstanding Senior Notes on or before March 31, 2010 and under the terms of the March 2010 amendment, we agreed to pay down a minimum of $10,000 of our outstanding Senior Notes, which amount could increase depending on the size of our anticipated tax refund. In connection therewith, Gores agreed to guarantee up to $10,000 of such payment if the tax refund is not received on or prior to August 16, 2010. We may also pay up to $1,500 in potential cash earnouts for future deliverables as part of our acquisition of Jaytu, d/b/a SigAlert. If our future operating performance or cash flow is not what we anticipate and we require additional financing, there can be no assurance that such financing, if consented to by our lenders under the terms of our financing agreements, will be available on terms acceptable to us or at all. Additionally, disruptions in the credit markets make it harder and more expensive to obtain financing. If available financing is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of financing, both of which could reduce our profitability or increase our losses. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Our present financial condition has caused us to obtain amendments to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position.
As a result of our current financial position, we have taken certain actions designed to respond to and improve our current financial position. On October 14, 2009 and March 30, 2010, respectively, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility), respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis (October 2009 amendment) and to amend our future debt leverage covenant levels (March 2010 amendment). In addition, we have implemented and continue to implement cost saving measures which included compensation reduction and furlough actions (aggregating 10 days of pay per each participating full-time employee) that we announced on September 29, 2009. Certain of the cost saving initiatives were designed to improve our financial condition. If our financial condition does not improve as a result of these and other actions, as discussed in the section entitled “Liquidity and Capital Resources”, we may need to take additional actions in the future in an attempt to improve our financial position. We can make no assurance that the actions we have taken and plan to take in the future will improve our financial position.
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

We have a significant amount of indebtedness and limited liquidity, which will affect our future business operations if our future operating performance does not meet our expectations.
As of March 31, 2010, we had $119,951 in aggregate principal amount of Senior Notes outstanding (of which approximately $5,951 is PIK), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $15,000 revolving credit facility. As of May 17, 2010, our available liquidity has decreased approximately $7,400 to $6,200 from $13,605 at December 31, 2009. Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). As discussed above, we have agreed to pay our lenders a minimum of $10,000 of our outstanding Senior Notes from the proceeds of an anticipated tax refund. We recently obtained waivers of compliance with our debt leverage covenants for the fourth quarter of 2009 measurement period and amendments to our debt leverage covenants to be measured on March 31, 2010 and beyond. Our ability to service our debt in 2010 and beyond will depend on our financial performance in an uncertain and unpredictable economic environment as well as competitive pressures. While previously we have been able to negotiate amendments to our agreements with our lenders, we may be unable to further amend those agreements on terms that are acceptable to us or at all. Further, our Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness. If our operating income declines or does not grow as much as we currently anticipate, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we could have insufficient liquidity, which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.
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

While our 2010 projections indicate we would attain sufficient Adjusted EBITDA (as defined in our Senior Credit Facility) to comply with our debt leverage covenant levels in 2010, we cannot be certain there will be sufficient Adjusted EBITDA to comply with our debt covenants. As described above, in October 2009 we obtained waivers of compliance with our debt leverage covenants for December 31, 2009 and in March 2010, eased our debt leverage covenants for 2010 and 2011. Our debt leverage covenant will first be measured on March 31, 2010 and thereafter quarterly on a trailing four-quarter basis. Failure to comply with any of our covenants would result in a default under our Senior Credit Facility and Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and Senior Notes and thereby have a material adverse impact on our business.
The cost of our indebtedness has increased substantially, which further affects our liquidity and could limit our ability to implement our business plan and respond competitively.
As a result of our Refinancing, the interest payments on our debt (on an annualized basis — i.e., from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) have increased from approximately $12,000 to $19,000, $6,000 of which will be PIK. If the economy does not continue to improve and advertisers continue to maintain reduced budgets which do not significantly recover in 2010, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be curtailed. Without additional revenue and capital, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our March 2008 arrangement is adjustable for audience levels and commercial clearance (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008 and continuing through the end of 2009, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will be able to maintain these higher levels in particular, with the introduction of The Portable People Meter™, or PPM™, which to date has reported substantially lower audience ratings for certain of our radio station affiliates, including our CBS Radio station affiliates, in those markets in which PPM™ has been implemented as described below. As part of our recent cost reduction actions to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, which became effective on February 15, 2010, to give back approximately 15% of the audience delivered by CBS Radio. This resulted in a commensurate reduction in cash compensation payable to them. To help deliver consistent RADAR audience levels over time, we have added incremental non-CBS inventory. We actively manage our inventory, including by purchasing additional inventory for cash. We have also added Metro Traffic inventory from CBS Radio through various stand-alone agreements. While our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.
We may not realize expected benefits from our cost cutting initiatives.
In order to improve the efficiency of our operations, we have implemented certain cost cutting initiatives, including headcount and salary reductions and more recently a furlough of participating full-time employees. We cannot assure you that we will realize the full benefit expected from these cost savings or improve our operating performance as a result of our past and any future cost cutting activities. We also cannot assure you that our cost-cutting activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost -cutting activities, we may not have an adequate level of resources and personnel to appropriately react to significant changes or fluctuations in the market and in the level of demand for our programming and services. If our operating losses continues to increase, our ability to further decrease costs may be more limited as a result of our previously enacted cost cutting initiatives.
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
Our ability to increase our revenue is significantly dependent on audience, which could be negatively impacted by The Portable People Meter.
In late 2007, Arbitron Inc., the supplier of ratings data for United States radio markets, rolled out new electronic audience measurement technology to collect data for its ratings service known as The Portable People Meter™, or PPM™. The PPM™ measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. In 2007, 2008, 2009, two, nine and 19 markets converted to PPM™, respectively, and in 2010, 15 markets will convert to PPM™. As of the date of this report, the PPM™ has been implemented in 30 markets (including all top 10 markets and three markets whose MSAs overlap). Unlike our Metro Traffic inventory, which is fully reflected in ratings books that are released semi-annually, our Network inventory is reflected in ratings books on an incremental basis over time (i.e., over a rolling four-quarter period), which means we and our advertisers cannot view audience levels that give full weight to PPM™ for our Radio’s All Dimension Audience Research (“RADAR”) inventory (which comprises half of our Network inventory) for over a year after a market converts to PPM™. In the RADAR ratings book released in March 2010, approximately half (measured by the revenue generated by such inventory) of the inventory published in such ratings books shows the effect of PPM™ in those markets which have converted to PPM™. In the two most recent periods published by RADAR, July 2009 to September 2009 and October 2009 to December 2009, the audience (measured by Persons 12+) for our 12 RADAR networks declined by 0.8% and 5.8%, respectively, which also reflects our decision to reduce the number of our RADAR networks from 14 to 12 in the fourth quarter of 2009. Because audience levels can decline for several reasons, including changes in the radio stations included in a RADAR network, clearance levels by those stations and general radio listening trends, it is difficult to isolate the effects PPM™ is having on our audience with a high level of certainty. While annual ad revenue in our Network and Metro Traffic businesses has declined over time, we are unable to determine how much of the decline is a result of the general economic environment as opposed to our decline in audience. While most major markets have converted to PPM™ (only 15 markets have yet to convert), it is unclear whether our audience levels will continue to decline in future ratings books. In 2009, we were able to offset the impact of audience declines by using excess inventory; however, in 2010 we anticipate that this option will be limited and that to offset declines in audience will generally require that we purchase additional inventory which must be obtained well in advance of our having definitive data on future audience levels. If we do not accurately predict how much additional inventory will be required to offset any declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our revenue or margins in 2010 could be materially and adversely affected.
If we fail to maintain an effective system of internal controls, we may not be able to continue to accurately report our financial results.
Effective internal controls are necessary for us to provide reliable financial reporting. During the prior year, we identified a material weakness related to accounting for income taxes which resulted in adjustments to the 2009 annual consolidated financial statements, as described in Item 9A — Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2009. We also identified certain immaterial errors in our financial statements, which we have corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the periods ended March 31, 2010 and December 31, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and no prior periods have been restated. We intend to further enhance our internal control environment and we may be required to enhance our personnel or their level of experience, among other things, in order to continue to maintain effective internal controls. No assurances can be provided that we will be able to continue to maintain effective internal controls over financial reporting, enhance our personnel or their level of experience or prevent a material weakness from occurring. Our failure to maintain effective internal controls could have a material adverse effect on us, could cause us to fail to timely meet our reporting obligations or could result in material adjustments in our financial statements.
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
Revenue derived from the production and distribution of radio and television programs depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio programs, could have an adverse effect on our results of operations.

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
As a result of its beneficial ownership of 15,258 shares of our common stock, or approximately 74.3% of our voting power, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
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
In the normal course of business, we may use derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective.
Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4.	Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of March 31, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material developments in the first quarter of 2010 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
During the quarter ended March 31, 2010, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of Shares	Average Price Paid	Announced Plan or	Purchased Under the
Period	Purchased in Period	Per Share	Program	Plans or Programs (A)
1/1/10 – 1/31/10	—	N/A
2/1/10 – 2/28/10	—	N/A
3/1/10 – 3/31/10	—	N/A

(A)
Represents remaining authorization from the $250 million repurchase authorization approved on February 24, 2004 and the additional $300 million authorization approved on April 29, 2004, all of which have expired.

Item 3.	Reserved
None.

Item 4.	Reserved
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number (A)		Description of Exhibit
3.1		Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (1)
3.1.1		Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (2)
3.1.2		Certificate of Elimination, filed with the Secretary of State of the State of Delaware on November 18, 2009. (3)
4.1		Securities Purchase Agreement, dated as of April 23, 2009, by and among the Company and the other parties thereto. (4)
4.1.1		Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (5)
4.1.2		Second Amendment, dated as of March 30, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (6)
4.2
Shared Security Agreement, dated as of February 28, 2008, by and among the Company, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (7)

4.2.1		First Amendment to Security Agreement, dated as of April 23, 2009, by and among the Company, each of the subsidiaries of the Company and The Bank of New York Mellon, as collateral trustee. (4)
10.1	*	2010 Equity Compensation Plan +
10.2	*	Form Stock Option Agreement under the Company’s 2010 Equity Compensation Plan for employees +
10.3	*	Form Restricted Stock Unit Agreement under the Company’s 2010 Equity Compensation Plan for non-employee directors +
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a compensatory plan

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated November 20, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 5 of the Company’s registration statement on Form S-1 filed with the SEC on November 13, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Company’s current report on Form 8-K dated March 31, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to Company’s current report on Form 8-K dated February 28, 2008 (filed on March 5, 2008) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO

Date: May 17, 2010

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1	*	Equity Compensation Plan +
10.2	*	Form Stock Option Agreement under the Company’s 2010 Equity Compensation Plan for employees +
10.3	*	Form Restricted Stock Unit Agreement under the Company’s 2010 Equity Compensation Plan for non-employee directors +
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a compensatory plan