Form 10-Q
period 2010-06-30
WESTWOOD ONE INC /DE/
filed 2010-08-19
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share outstanding at July 31, 2010 (excluding treasury shares): 20,544,473 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,394	$4,824
Accounts receivable, net of allowance for doubtful accounts of $598 (2010) and $2,723 (2009)	87,012	87,568
Federal income tax receivable	—	12,355
Prepaid and other assets	17,004	20,994

Total current assets	108,410	125,741

Property and equipment, net	36,481	36,265
Intangible assets, net	97,943	103,400
Goodwill	38,945	38,917
Other assets	3,042	2,995

TOTAL ASSETS	$284,821	$307,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,237	$40,164
Amounts payable to related parties	900	129
Deferred revenue	2,511	3,682
Accrued expenses and other liabilities	27,070	28,864
Current maturity of long-term debt	—	13,500

Total current liabilities	73,718	86,339

Long-term debt	131,390	122,262
Deferred tax liability	43,490	50,932
Due to Gores	10,019	11,165
Other liabilities	19,560	18,636

TOTAL LIABILITIES	278,177	289,334

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 20,544 (2010) and 20,544 (2009)	205	205
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	81,970	81,268
Net unrealized gain	210	111
Accumulated deficit	(75,741)	(63,600)

TOTAL STOCKHOLDERS’ EQUITY	6,644	17,984

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,821	$307,318

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Revenue	$83,444	$176,286	$58,044	$25,607	$111,474

Operating costs	76,708	165,156	52,210	20,402	111,309
Depreciation and amortization	4,689	9,185	5,845	521	2,584
Corporate general and administrative expenses	2,916	6,828	2,313	1,267	4,519
Restructuring charges	1,118	1,861	1,454	536	3,976
Special charges	976	2,799	368	7,010	12,819

Total expenses	86,407	185,829	62,190	29,736	135,207

Operating loss	(2,963)	(9,543)	(4,146)	(4,129)	(23,733)

Interest expense	5,993	11,369	4,692	(41)	3,222
Other expense (income)	(3)	(2)	(4)	(59)	(359)

Loss before income tax	(8,953)	(20,910)	(8,834)	(4,029)	(26,596)
Income tax benefit	(3,535)	(8,769)	(2,650)	(254)	(7,635)

Net loss	$(5,418)	$(12,141)	$(6,184)	$(3,775)	$(18,961)

Net loss attributable to common stockholders	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Loss per share:
Common Stock
Basic	$(0.26)	$(0.59)	$(18.85)	$(10.67)	$(43.64)
Diluted	$(0.26)	$(0.59)	$(18.85)	$(10.67)	$(43.64)

Class B stock
Basic			$—	$—	$—
Diluted			$—	$—	$—

Weighted average shares outstanding:
Common Stock
Basic	20,544	20,544	509	505	505
Diluted	20,544	20,544	509	505	505

Class B stock
Basic			1	1	1
Diluted			1	1	1
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Successor Company		Predecessor Company
	For the Six	For the Period	For the Period
	Months Ended	April 24 to	January 1 to
	June 30, 2010	June 30, 2009	April 23, 2009

Cash Flows from Operating Activities:
Net loss	$(12,141)	$(6,184)	$(18,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,185	5,845	2,584
Loss on disposal of property and equipment	—	76	188
Deferred taxes	(8,622)	2,162	(6,873)
Non-cash equity-based compensation	1,881	852	2,110
Amortization of deferred financing costs	—	—	331
Federal tax refund	12,940	—	—
Net change in other assets and liabilities	9,979	(17,078)	19,844

Net cash provided by (used in) operating activities	13,222	(14,327)	(777)

Cash Flows from Investing Activities:
Capital expenditures	(4,540)	(1,546)	(1,384)

Net cash used in investing activities	(4,540)	(1,546)	(1,384)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility	7,000	—	—
Repayments of Senior Notes	(15,500)	—	—
Payments of capital lease obligations	(612)	(152)	(271)
Proceeds from term loan	—	20,000	—
Debt repayments	—	(25,000)	—
Issuance of Series B Convertible Preferred Stock	—	25,000	—

Net cash (used in) provided by financing activities	(9,112)	19,848	(271)

Net increase in cash and cash equivalents	(430)	3,975	(2,432)
Cash and cash equivalents,beginning of period	4,824	4,005	6,437

Cash and cash equivalents, end of period	$4,394	$7,980	$4,005

Supplemental Schedule of Cash Flow Information:
Non-cash financing activities
Cancellation of long-term debt	—	—	252,060
Issuance of new long-term debt	—	117,500	—
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

					Unrealized	Total
			Additional		Gain on	Stock-
	Common Stock		Paid-in	(Accumulated	Available for	holders’
	Shares	Amount	Capital	Deficit)	Sale Securities	Equity

Balance as of January 1, 2010	20,544	$205	$81,268	$(63,600)	$111	$17,984
Net loss	—	—	—	(12,141)	—	(12,141)
Other comprehensive income	—	—	—	—	99	99
Equity-based compensation	—	—	1,881	—	—	1,881
Issuance of common stock under equity-based compensation plans	—	—	(449)	—	—	(449)
Cancellations of vested equity grants	—	—	(730)	—	—	(730)

Balance as of June 30, 2010	20,544	$205	$81,970	$(75,741)	$210	$6,644

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
As a result of the Refinancing on April 23, 2009, Gores increased its equity ownership to approximately 75.1% of our then outstanding equity (in preferred and common stock) and our then existing lenders increased their equity ownership to approximately 22.7% of our then outstanding equity (in preferred and common stock). At the time of the Refinancing, we considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance. As a result, since the closing of the Refinancing, we have followed the acquisition method of accounting, as required by the authoritative guidance, and have applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.
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
The following unaudited pro forma financial summary for the three and six months ended June 30, 2009 gives effect to the Refinancing and the resultant acquisition accounting. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Revenue	$83,651	$169,518
Net loss	(11,414)	(34,303)
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $590, recorded in the three months ended March 31, 2010 and the six months ended June 30, 2010, that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We also understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. Finally, we understated our program and operating liabilities by $428 in the predecessor period ended April 23, 2009 and have adjusted our opening balance sheet and goodwill accordingly. We have determined that the impact of these adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
NOTE 2 – Earnings Per Share:
Prior to the Refinancing, we had outstanding two classes of common stock (common stock and Class B stock) and a class of preferred stock, 7.5% Series A Convertible Preferred Stock (referred to herein as the “Series A Preferred Stock”). Both the Class B stock and the Series A Preferred Stock were convertible into common stock. To the extent declared by our Board of Directors (the “Board”), the common stock was entitled to cash dividends of at least ten percent higher than those declared and paid on our Class B stock, and the Series A Preferred Stock was also entitled to receive such dividends on an as-converted basis if and when declared by the Board.
As part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our Board, the then outstanding Series A-1 Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on an as-converted basis if and when declared by the Board. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock were considered “participating securities” requiring use of the “two-class” method for the computation of basic net income (loss) per share. Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share is computed using the “if-converted” method.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following is a reconciliation of our common shares and Class B shares outstanding for calculating basic and diluted net loss per share:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Net loss	$(5,418)	$(12,141)	$(6,184)	$(3,775)	$(18,961)
Less: Accumulated Preferred Stock dividends	—	—	(3,411)	(1,612)	(3,076)

Undistributed (losses) earnings	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Earnings — Common stock
Basic
Undistributed (losses) allocated to Common stockholders	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Total (losses) earnings — Common stock, basic	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Diluted
Undistributed (losses) allocated to Common stockholders	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Total (losses) earnings — Common stock, diluted	$(5,418)	$(12,141)	$(9,595)	$(5,387)	$(22,037)

Weighted average Common shares outstanding, basic	20,544	20,544	509	505	505

Weighted average Common shares outstanding, diluted	20,544	20,544	509	505	505

Loss per Common share, basic
Distributed earnings, basic	$—	$—	$—	$—	$—
Undistributed (losses) earnings — basic	(0.26)	(0.59)	(18.85)	(10.67)	(43.64)

Total	$(0.26)	$(0.59)	$(18.85)	$(10.67)	$(43.64)

Loss per Common share, diluted
Distributed earnings, diluted	$—	$—	$—	$—	$—
Undistributed (losses) earnings — diluted	(0.26)	(0.59)	(18.85)	(10.67)	(43.64)

Total	$(0.26)	$(0.59)	$(18.85)	$(10.67)	$(43.64)

Loss per share — Class B Stock
Basic
Distributed earnings to Class B stockholders			$—	$—	$—
Undistributed (losses) allocated to Class B stockholders			—	—	—

Total loss — Class B Stock, basic			$—	$—	$—

Diluted
Distributed earnings to Class B stockholders			$—	$—	$—
Undistributed (losses) allocated to Class B stockholders			—	—	—

Total loss — Class B Stock, diluted			$—	$—	$—

Weighted average Class B shares outstanding, basic			1	1	1
Share-based compensation			—	—	—
Warrants			—	—	—

Weighted average Class B shares outstanding, diluted			1	1	1

Earnings per Class B share, basic
Distributed earnings, basic			$—	$—	$—
Undistributed (losses) — basic			—	—	—

Total			$—	$—	$—

Earnings per Class B share, diluted
Distributed earnings, diluted			$—	$—	$—
Undistributed (losses) — diluted			—	—	—

Total			$—	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 3 – Related Party Transactions:
Gores Radio Holdings
We have a related party relationship with Gores. As a result of our Refinancing, Gores created a holding company which currently owns approximately 74.3% of our equity and is our ultimate parent company. Gores also holds $10,019 (including paid-in-kind (“PIK”) interest) of our Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded interest expense and fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores as follows:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Glendon Partners fees (1)	$129	$441	$296	$104	$754
Reimbursement of legal fees	—	8	—	470	1,533
Reimbursement of letter-of-credit fees (2)	63	126	—	—	—
Gores Radio Holdings, LLC	—	—	—	230	230
Interest on loan	400	819	303	—	—

	$592	$1,394	$599	$804	$2,517

(1)
These fees consist of payments for professional services rendered by various members of Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management.

(2)	Reimbursement of a standby letter-of-credit fee incurred and paid by Gores in connection with its guarantee of the $15,000 revolving credit facility with Wells Fargo.
POP Radio
We also have a related party relationship, including a sales representation agreement, with our 20% owned investee, POP Radio, L.P. We recorded fees in connection with this relationship as follows:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Program commission expense	$366	$727	$248	$85	$416

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
On March 3, 2008, we closed the Master Agreement with CBS Radio, which documents a long-term arrangement between us through March 31, 2017. As part of the arrangement, CBS Radio agreed to broadcast certain of our local/regional and national commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. Additionally, the News Programming Agreement, the Technical Services Agreement and the Trademark License Agreement were amended and restated and extended through March 31, 2017.

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
We recorded the following expenses as a result of transactions with CBS Radio and/or its affiliates:

	Successor Company	Predecessor Company
	For the Period	For the Period	For the Period
	April 24 to	April 1 to	January 1 to
	June 30, 2009	April 23, 2009	April 23, 2009
Programming and affiliate arrangements	$9,689	$4,112	$20,884
News agreement	2,502	859	4,107

	$12,191	$4,971	$24,991

A summary of related party expense by expense category is as follows:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Operating costs	$366	$727	$12,439	$5,056	$25,407
Special charges	192	575	296	804	2,517
Interest expense	400	819	303	—	—

	$958	$2,121	$13,038	$5,860	$27,924

NOTE 4 – Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows:

	June 30, 2010	December 31, 2009

Land, buildings and improvements	$11,400	$10,830
Recording, broadcasting and studio equipment	23,076	20,581
Furniture, equipment and other	13,161	11,592

	47,637	43,003
Less: Accumulated depreciation and amortization	11,156	6,738

Property and equipment, net	$36,481	$36,265

Depreciation expense was $2, 263, $4,333, $1,322, $474 and $2,354 for the three and six month periods ended June 30, 2010, the period from April 24, 2009 to June 30 2009, the period from April 1, 2009 to April 23, 2009 and the period from January 1, 2009 to April 23 2009, respectively. The allocation of the business enterprise value for the capital lease at April 24, 2009 was $7,355. Accumulated amortization related to the capital lease was $6,270 and $5,787 as of June 30, 2010 and December 31, 2009, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 5 – Intangible Assets
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
While we understood there was an inherent unpredictability in the economy and our business in 2010 as described in our 10-Q for the first quarter ending March 31, 2010, our performance in the second half of the second quarter demonstrated a greater unpredictability than we anticipated. Based upon the results of the second quarter of 2010, we have reduced our forecasted results for the second half of 2010 and 2011. We believe these new forecasts constituted a triggering event. In accordance with the authoritative guidance, we performed an impairment analysis by comparing our recalculated fair value based on an income based valuation technique to our current carrying value. There were no indications of impairment as a result of this analysis.
Intangible assets by asset type and estimated life as of June 30, 2010 and December 31, 2009 are as follows:

		As of June 30, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks	Indefinite	$20,800	$—	$20,800	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	(8,558)	63,542	72,100	(4,953)	67,147
Software and technology	5 years	7,896	(1,682)	6,214	7,896	(890)	7,006
Client contracts	5 years	8,930	(2,353)	6,577	8,930	(1,363)	7,567
Leases	7 years	980	(170)	810	980	(100)	880
Insertion orders	9 months	—	—	—	8,400	(8,400)	—

		$110,706	$(12,763)	$97,943	$119,106	$(15,706)	$103,400

Amortization expense of intangible assets was $2,426, $4,852, $4,878, $47 and $231 for the three and six month periods ended June 30, 2010, the period from April 24, 2009 to June 30, 2009, the period from April 1, 2009 to April 23, 2009 and the period from January 1, 2009 to April 23, 2009, respectively.
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
Based upon the results of the second quarter of 2010, we reduced our forecasted results for the second half of 2010 and 2011. We believe these new forecasts constituted a triggering event. In accordance with the authoritative guidance, we performed a Step 1 analysis by comparing our recalculated fair value based on our new forecast to our current carrying value. There were no indications of impairment as a result of this analysis.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	Total	Metro Traffic	Network
Balance January 1, 2010	$38,917	$13,005	$25,912
Adjustments to opening balance	28	144	(116)

Balance at June 30, 2010	$38,945	$13,149	$25,796

Gross amounts of goodwill, accumulated impairment losses and carrying amount of goodwill as of June 30, 2010 are as follows:

	Total	Metro Traffic	Network
Goodwill at April 24, 2009	$89,346	$63,550	$25,796
Accumulated impairment losses from April 24, 2009 to June 30, 2010	(50,401)	(50,401)	—

Balance at June 30, 2010	$38,945	$13,149	$25,796

NOTE 7 – Debt:
On April 23, 2009, we completed the Refinancing and entered into a Credit Agreement that governs our Senior Credit Facility and a Securities Purchase Agreement that govern our Senior Notes. The Senior Credit Facility included a $15,000 senior unsecured revolving credit facility, which was increased to $20,000 as part of the August 17, 2010 amendment as described below and has a $2,000 letter of credit sub-facility, and a $20,000 unsecured non-amortizing term loan. As of June 30, 2010 and December 31, 2009 we had borrowed the entire amount under the term loan and $12,000 and $5,000, respectively, under the revolving credit facility. Additionally, as of June 30, 2010 and December 31, 2009, respectively, we had used $1,219 of the term loan availability for letters of credit as security for various leased properties.
On October 14, 2009, we entered into separate agreements with the holders of our Senior Notes and Wells Fargo Capital Finance, LLC (“Wells Fargo”) to amend the terms of our Securities Purchase Agreement and Credit Agreement, respectively, to waive compliance with our debt leverage covenants which were to be measured on December 31, 2009 on a trailing four-quarter basis. On March 30, 2010, we entered into additional agreements with the holders of our Senior Notes and Wells Fargo to amend the terms of our Securities Purchase Agreement and Credit Agreement, respectively, to modify our debt leverage covenants for periods to be measured (on a trailing four-quarter basis) on March 31, 2010 and beyond.
In July 2010, as a result of our underperformance against our financial projections in late May and June of the second quarter of 2010, we reduced our forecasted results for the second half of 2010 and 2011. While these projections indicated that we would attain sufficient EBITDA to comply with the debt leverage covenants then in place for the four quarters beginning on September 30, 2010 (7.0, 6.5, 6.0 and 5.5 times, respectively). Management did not believe there was sufficient cushion in our EBITDA projections to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business in 2010 which as evidenced by our underperformance in late May and June 2010. Additionally, as of June 30, 2010, our available liquidity was $6,175, which was lower than our prior projections of liquidity, primarily as a result of our second quarter performance. Given our financial condition on June 30, 2010 and our revised projections, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity and to modify our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment described in Note 16- Subsequent Events below. If we were to significantly underperform against our future financial projections, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position.
As part of the third amendment to the Securities Purchase Agreement entered into on August 17, 2010, our adjusted debt leverage covenants were modified to 11.25 times (from the 7.0 times currently in place) for the next three quarters beginning on September 30, 2010, then stepping down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012 (See Note 16 – Subsequent Event). The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the remaining 2010 covenant levels of 11.25 in the Securities Purchase Agreement (applicable to the Senior Notes) are 12.95 in the Credit Agreement (governing the Senior Credit Facility).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Long-term debt, including current maturities of long-term debt and debt Due to Gores is as follows:

	June 30, 2010	December 31, 2009
Senior Secured Notes due July 15, 2012 (1)	$99,390	$110,762
Due to Gores (1)	10,019	11,165
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	12,000	5,000

	$141,409	$146,927

(1)
The applicable interest rate on such debt is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. For the six months ended June 30, 2010, interest expense on the debt to Due to Gores was $819. The Due to Gores debt was reduced by its pro-rata share of the $15,500 payments made by us to pay down the Senior Notes that are described in more detail above. PIK interest is not due until maturity.

(2)
The applicable interest rate on such debt was 7.0% as of June 30, 2010 and December 31, 2009. The interest rate is variable and is payable at the greater of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option.

NOTE 8 – Fair Value Measurements:
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable and borrowings. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. The carrying amount and estimated fair value for our borrowings are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Borrowings (short and long term)	$129,409	$134,768	$141,927	$148,425
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Level 1		Level 2		Level 3
	Quoted Prices in Active		Significant Other		Significant
	Markets for Identical Assets		Observable Inputs		Unobservable Inputs
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Assets:
Investments (1)	$1,129	$968	$—	$—	$—	$—

	$1,129	$968	$—	$—	$—	$—

(1)	Included in other assets
NOTE 9 – Equity-Based Compensation:
We have issued equity compensation to our directors, officers and key employees under three plans, the 1999 Stock Incentive Plan (the “1999 Plan”), the 2005 Equity Compensation Plan (the “2005 Plan”) and the 2010 Equity Compensation Plan (defined below as the “2010 Plan”). Although the 1999 Plan expired in early 2009 and no additional equity compensation may be issued under such plan, certain awards remain outstanding thereunder. Only stock options were issued under the 1999 Plan.
On May 25, 2005, our stockholders approved the 2005 Plan that allowed us to grant stock options, restricted stock and RSUs to our directors, officers and key employees. Effective February 12, 2010, the Board amended and restated the 2005 Plan because we had a limited number of shares available for issuance thereunder (such plan, as amended and restated, the “2010 Plan”).
Stock Options
Options granted under our equity compensation plans vest over periods ranging from 2 to 5 years, generally commencing on the anniversary date of each grant. Options expire within ten years from the date of grant. On February 12, 2010, our Board granted 1,998 options with an exercise price of $6.00 to 56 employees, which vest over 3 years. These stock options were subject to approval of the 2010 Plan by our stockholders which approval was obtained on July 30, 2010 at our annual meeting of stockholders. In accordance with the authoritative guidance, the options were considered outstanding on February 12, 2010 because formal approval was essentially a formality, given that Gores owns 74.3% of our common stock, which constituted enough votes to approve the 2010 Plan and options.
Stock option activity for the period from January 1, 2010 to June 30, 2010 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding January 1, 2010	28.6	$1,345
Granted	1,998.0	$6
Exercised	—	$—
Cancelled, forfeited or expired	(5.1)	$598

Outstanding June 30, 2010	2,021.5	$23

Options exercisable June 30, 2010	17.0	$1,950

Aggregate estimated fair value of options vesting during the six months ended June 30, 2010	$937

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
At June 30, 2010, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 6.27 years. Additionally, at June 30, 2010, 1,710.6 options were expected to vest with a weighted average exercise price of $26, a weighted average remaining term of 9.59 years and an aggregate intrinsic value of $6,579. No options were exercised during the six months ended June 30, 2010. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of June 30, 2010, there was $8,624 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.50 years.
The estimated fair value of options granted during the first six months of 2010 was measured on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions as follows:

Risk-free interest rate	2.35%
Expected term (years)	5.0
Expected volatility	98.6%
Expected dividend yield	0.00%
Weighted average fair value of options granted	$4.47
Restricted Stock
Restricted stock granted under our 2005 Plan vests over periods ranging from 2 to 4 years, generally commencing on the anniversary date of each grant. Recipients of restricted stock are entitled to the same dividends and voting rights as common stock and, once issued, such stock is considered to be currently issued and outstanding (even when unvested). The cost of restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, was expensed ratably over the vesting period. As of June 30, 2010, there was no unearned compensation cost related to restricted stock.
Restricted stock activity for the period from January 1, 2010 to June 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding January 1, 2010	0.8	$1,504
Granted	—	—
Converted to common stock	(0.8)	$1,504
Forfeited	—	—

Outstanding June 30, 2010	—	—

Restricted Stock Units
With rare exceptions, RSUs are typically awarded only to directors, not to officers or key employees. Under the 2005 Plan (the only plan under which RSU awards have been issued to date), RSUs previously awarded to our directors vest over 3 years. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in newly issued shares of our common stock. Recipients of RSUs are entitled to receive dividend equivalents (subject to vesting) when and if we pay a cash dividend on our common stock. Such dividend equivalents are payable, in newly issued shares of common stock, only upon the vesting of the related restricted shares. Unlike restricted stock, RSUs do not have the same voting rights as common stock, and the shares underlying the RSUs are not considered to be issued and outstanding until they vest. In 2010, we moved to a different structure to compensate our directors. As part of this change, our Compensation Committee determined that the independent non-employee directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards also will vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. On July 30, 2010, the date of our 2010 annual meeting of stockholders, 15 RSUs in the aggregate were granted under the 2010 Plan to directors that are not Gores directors or our employees. There were no RSUs awarded during the six months ended June 30, 2010 and accordingly, as of June 30, 2010, there was no unearned compensation cost related to RSUs.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
RSU activity for the period from January 1, 2010 to June 30, 2010 is as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Outstanding January 1, 2010	0.1	$1,314
Granted	—	—
Converted to common stock	—	—
Forfeited	—	—

Outstanding June 30, 2010	0.1	$1,314

Compensation expense related to equity-based awards was $822, $1,881, $852, $758 and $2,110 for the three and six month periods ended June 30, 2010, the period from April 24, 2009 to June 30 2009, the period from April 1, 2009 to April 23, 2009 and the period from January 1, 2009 to April 23, 2009, respectively.
NOTE 10 – Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Net loss	$(5,418)	$(12,141)	$(6,184)	$(3,775)	$(18,961)
Unrealized gain (loss) on marketable securities, net of income taxes	13	99	(95)	85	219

Comprehensive loss	$(5,405)	$(12,042)	$(6,279)	$(3,690)	$(18,742)

NOTE 11 – Income Taxes
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
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the six months ended June 30, 2010 or 2009 or for the year ended December 31, 2009. We will continue to assess the need for a valuation allowance at each future reporting period.

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
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded $591, $3,976, $3,976 and $14,100, of restructuring charges in the first six months of 2010, the year ended December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the second half of 2008, respectively. We also recorded $620 in expense as changes in estimates as a result of revisions to estimated cash flows from our closed facilities. The Metro Traffic re-engineering initiative has been completed. We do not expect to incur any further material costs in connection with this initiative (other than adjustments for changes, if any, resulting from revisions to estimated facilities sublease cash flows after the cease-use date (i.e., the day we exited the facilities)) and we anticipate that the accrued expense balances will be paid over the next 8 years.
In the second quarter of 2010, we restructured certain areas of the Network Radio and Metro Traffic segments (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that will reduce our workforce levels during 2010.
The 2010 Program began in the second quarter of 2010 and will continue through the end of 2010. In connection with the 2010 Program we undertook additional actions to reduce our workforce as an extension of the Metro Traffic re-engineering. In connection with the 2010 Program, we recorded $650 of costs in the second quarter of 2010. We expect all costs related to the 2010 Program to be incurred by the end of 2010.
The restructuring charges identified in the Consolidated Statement of Operations are comprised of the following:

	Balance		Changes in	Utilization		Balance
	January 1, 2010	Additions	Estimates	Cash	Non-Cash	June 30, 2010
Metro-Traffic
Severance	$1,537	$142	$—	$(1,285)	$—	$394
Facilities Consolidation	3,677	352	620	(786)	—	3,863
Contract Terminations	1,750	97	—	(1,820)	—	27

Total	6,964	591	620	(3,891)	—	4,284

2010 Program
Severance	—	650	—	(453)	—	197

Total	—	650	—	(453)	—	197

Total Restructuring	$6,964	$1,241	$620	$(4,344)	$—	$4,481

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 13 – Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following and is described below:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Debt Agreement costs	$236	$815	$—	$—	$—
Employment claim settlements	10	493	—	—	—
Gores fees	129	449	—	—	—
Fees related to the Refinancing	48	162	296	6,985	12,699
Corporate development costs	408	609	—	—	—
Regionalization costs	145	271	72	25	120

	$976	$2,799	$368	$7,010	$12,819

The Debt Agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement. Employment claim settlements are related to employee terminations that occurred prior to 2008. Gores fees are related to professional services rendered by various members of Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Fees related to the Refinancing for the first six months of 2009 include transaction fees and expenses related to negotiation of definitive documentation, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g., Westwood One, the banks, noteholders and Wells Fargo) and other professional fees. Fees related to the Refinancing for the first six months of 2010 include tax consulting costs related to the finalization of the income tax treatment of the Refinancing. Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions and dispositions. Regionalization costs are expenses we have incurred as a result of reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers, which primarily consisted facility expenses.
NOTE 14 – Segment Information:
We manage and report our business in two operating segments: Metro Traffic and Network Radio. Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“Segment OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We have reflected this change in all periods presented in this report. We believe the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Administrative functions such as finance, human resources, legal and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs, capital expenditures and total assets are captured discretely within each segment.
We report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Revenue and OIBDA are summarized below by segment:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Revenue
Metro Traffic	$43,408	$80,675	$30,693	$12,796	$47,479
Network Radio	40,036	95,611	27,351	12,811	63,995

	$83,444	$176,286	$58,044	$25,607	$111,474

Segment OIBDA
Metro Traffic (1)	$2,737	$1,171	$1,734	$3,714	$(613)
Network Radio (1)	3,014	7,990	3,300	1,311	(573)
Corporate expenses	(1,931)	(4,859)	(1,513)	(1,087)	(3,168)
Restructuring and special charges	(2,094)	(4,660)	(1,822)	(7,546)	(16,795)

OIBDA	1,726	(358)	1,699	(3,608)	(21,149)
Depreciation and amortization	(4,689)	(9,185)	(5,845)	(521)	(2,584)

Operating loss	(2,963)	(9,543)	(4,146)	(4,129)	(23,733)
Interest expense	(5,993)	(11,369)	(4,692)	41	(3,222)
Other (expense) income	3	2	4	59	359

Loss before income taxes	(8,953)	(20,910)	(8,834)	(4,029)	(26,596)
Income tax benefit	(3,535)	(8,769)	(2,650)	(254)	(7,635)

Net Loss	$(5,418)	$(12,141)	$(6,184)	$(3,775)	$(18,961)

(1)	Segment operating (loss) income includes allocations of certain corporate overhead expenses such as accounting and legal costs, bank charges, insurance, information technology etc.
Segment depreciation and capital expenditures are summarized below by segment:

	Successor Company			Predecessor Company
	For the Three	For the Six	For the Period	For the Period	For the Period
	Months Ended	Months Ended	April 24 to	April 1 to	January 1 to
	June 30, 2010	June 30, 2010	June 30, 2009	April 23, 2009	April 23, 2009
Depreciation and amortization:
Metro Traffic	$3,239	$6,339	$4,357	$295	$1,480
Network Radio	1,443	2,832	1,483	225	1,096
Corporate	7	14	5	1	8

	$4,689	$9,185	$5,845	$521	$2,584

Capital expenditures:
Metro Traffic	$1,000	$2,592	$993	$204	$879
Network Radio	1,337	1,920	553	12	506
Corporate	20	28	—	—	—

	$2,357	$4,540	$1,546	$216	$1,385

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Identifiable assets by segment at June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010	December 31, 2009
Metro Traffic	$147,162	$147,387
Network Radio	119,279	131,632
Corporate	18,380	28,299

	$284,821	$307,318

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
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 – Fair Value Measurements. These new disclosure requirements are effective for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. As such, we adopted the new guidance in the second quarter ended June 30, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for the acquisition of Jaytu Technologies, LLC, doing business as SigAlert, in the fourth quarter of 2009.
NOTE 16 – Subsequent Event:
On August 17, 2010, we entered into an agreement with the holders of our Senior Notes and Wells Fargo to amend the terms of our Securities Purchase Agreement (governing the Senior Notes) and Senior Credit Facility, respectively, to ease our debt leverage covenants. As part of such amendments, our debt leverage covenants were modified to 11.25 times (from the 7.0 times currently in place) for the next three quarters beginning on September 30, 2010, then step down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012 (the Senior Notes mature on July 15, 2012). The debt leverage covenants in the Credit Agreement were modified to maintain the 15% buffer between the Credit Agreement and the Securities Purchase Agreement covenants. As part of the negotiation, Gores agreed to provide us with $20,000 of liquidity, as follows: $5,000 cash on or prior to September 7, 2010, a guarantee of an additional $5,000 for our revolving credit facility and $10,000 cash on February 28, 2011, or sooner depending on the Company’s needs. Notwithstanding the foregoing, if the Company shall have received net cash proceeds of at least $10,000 from the issuance and sale of Company qualified equity interests (as such term is defined in the Securities Purchase Agreement) to any person, other than in connection with (1) Gores $5,000 investment in 2010, and (2) any stock or option grant to a Company employee under a stock option plan or other similar incentive or compensation plan of the Company or upon the exercise thereof, Gores shall not be required to invest the aforementioned $10,000. In connection with Gores’ agreement to increase its guarantee, Wells Fargo agreed to increase the amount of our revolving credit facility from $15,000 to $20,000, which will provide us with necessary additional liquidity for working capital purposes. In exchange for the $15,000 cash investments to be made by Gores, Gores will receive additional common stock in the Company valued as follows: (1) 769 shares valued at a $6.50 per share price for the first $5,000 investment and (2) for the second $10,000 investment, shares valued at the average of the per share volume-weighted average price for a period of thirty consecutive trading days ended before the second Gores investment. As part of these amendments, we agreed to sell a marketable investment with a fair value of $1,129 as of June 30, 2010. The net proceeds of such sale will be used to pay down the Senior Notes and must be completed on or prior to November 30, 2010.

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
We produce and provide traffic, news, weather, sports, talk, music, special events and other programming content. Our content is distributed to radio and television stations and digital platforms and reaches over 190 million people. We are one of the largest domestic outsourced providers of traffic reporting services and one of the nation’s largest radio networks, delivering content to approximately 5,000 radio and 165 television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers. By aggregating and packaging commercial airtime across radio and television stations nationwide, we are able to offer our advertising customers a cost effective way to reach a broad audience and target their audience on a demographic and geographic basis.
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
There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (3) changes in ratings/audience levels for our programming; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; (5) advertiser demand on a local/regional or national basis for radio related advertising products; (6) increases or decreases in the size of our advertiser sales force; and (7) competitive and alternative programs and advertising mediums.
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
For the last several years, our Network Radio revenue was trending downward due principally to reductions in national audience levels and lower clearance and audience levels of our affiliated stations. Similarly, our local/regional revenue was trending downward due principally to increased competition, reductions in our local/regional sales force and an increase in the amount of 10 second inventory being sold by radio stations. Our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio-related advertising products. In the first quarter ended March 31, 2010, radio advertising spending had begun to improve and our radio revenue had begun to increase, particularly in the Network Radio business. Since such time, our revenue in the second quarter of 2010 has remained essentially unchanged from the second quarter of 2009 reflecting the continuing sluggishness in advertising budgets and orders by our customers.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses, including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with corporate accounting, legal, personnel costs, and other administrative expenses, including those associated with corporate governance matters. Special charges include expenses associated with the 2009 and 2008 Gores investments, Refinancing costs, settlements related to employee terminations that occurred prior to 2008 and re-engineering expenses.

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
We engaged consultants part to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we announced the Metro Traffic re-engineering initiative that was implemented in the last half of 2008. The modifications to the Metro Traffic business were part of a series of re-engineering initiatives identified by us to improve our operating and financial performance in the near-term, while setting the foundation for profitable long-term growth. These changes resulted in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of 2009.
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
Prior to the new CBS arrangement which closed on March 3, 2008, many of our affiliation agreements with CBS Radio did not tie station compensation to audience levels or clearance levels. Such contributed to a significant decline in our national audience delivery to advertisers when CBS Radio stations delivered lower audience levels and broadcast fewer commercials than in earlier years. Our new arrangement with CBS mitigates both of these circumstances by adjusting affiliate compensation for changes in audience levels. In addition, the arrangement provides CBS Radio with financial incentives to broadcast substantially all our commercial inventory (referred to as “clearance”) in accordance with the terms of the contracts and significant penalties for not complying with the contractual terms of our arrangement. CBS Radio has taken and we believe will continue to take the necessary steps to stabilize and increase the audience reached by its stations. As CBS has taken steps to increase its compliance with our affiliation agreements, our operating costs have increased and we have been unable to increase prices for the larger audience we are delivering, which has been and may continue to be a contributing factor to the decline in our operating income. As part of our recent cost reduction actions to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, which became effective on February 15, 2010, to give back station inventory representing approximately 15% of the audience delivered by CBS Radio. This resulted in a commensurate reduction in cash compensation payable to them. To help deliver consistent RADAR audience levels over time, we have added incremental non-CBS inventory. We actively manage our inventory, including by purchasing additional inventory for cash. We have also added Metro Traffic inventory from CBS Radio through various stand-alone agreements.

For purposes of providing a comparison between our 2010 results and the corresponding 2009 periods, we have presented our 2009 results as the mathematical addition of the Predecessor Company and Successor Company for the three and six months ended June 30, 2009. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. We have presented a reconciliation of our financial statements to the combined total, which is a non-GAAP measure.

	Successor Company	Predecessor Company	Combined Total
	For the Period April 24 to	For the Period April 1 to	For the Three Months
	June 30, 2009	April 23, 2009	Ended June 30, 2009
Revenue	$58,044	$25,607	$83,651

Operating costs	52,210	20,402	72,612
Depreciation and amortization	5,845	521	6,366
Corporate general and administrative expenses	2,313	1,267	3,580
Restructuring charges	1,454	536	1,990
Special charges	368	7,010	7,378

Total expenses	62,190	29,736	91,926

Operating loss	(4,146)	(4,129)	(8,275)

Interest expense	4,692	(41)	4,651
Other expense (income)	(4)	(59)	(63)

Loss before income tax	(8,834)	(4,029)	(12,863)
Income tax benefit	(2,650)	(254)	(2,904)

Net loss	$(6,184)	$(3,775)	$(9,959)

	Successor Company	Predecessor Company	Combined Total
	For the Period April 24 to	For the Period January 1 to	For the Six Months
	June 30, 2009	April 23, 2009	Ended June 30, 2009
Revenue	$58,044	$111,474	$169,518

Operating costs	52,210	111,309	163,519
Depreciation and amortization	5,845	2,584	8,429
Corporate general and administrative expenses	2,313	4,519	6,832
Restructuring charges	1,454	3,976	5,430
Special charges	368	12,819	13,187

Total expenses	62,190	135,207	197,397

Operating loss	(4,146)	(23,733)	(27,879)

Interest expense	4,692	3,222	7,914
Other expense (income)	(4)	(359)	(363)

Loss before income tax	(8,834)	(26,596)	(35,430)
Income tax benefit	(2,650)	(7,635)	(10,285)

Net loss	$(6,184)	$(18,961)	$(25,145)

Results of Operations
We are organized into two business segments; Metro Traffic and Network Radio.
Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,250 radio and 165 television stations, which include stations in over 80 of the top 100 Metropolitan Statistical Area (“MSA”) markets in the U.S. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers (typically 10 and 15 second radio spots embedded within our information reports and 30 second spots in television). We provide broadcasters a cost-effective alternative to gathering and delivering their own traffic and local information reports and offer advertisers a more efficient, broad reaching alternative to purchasing advertising directly from individual radio and television stations.
Our Network Radio business nationally syndicates proprietary and licensed content to radio stations, enabling them to meet their programming needs on a cost-effective basis. The programming includes national news and sports content, such as CBS Radio News, CNN Radio News and NBC Radio News and major sporting events, including the National Football League (including the Super Bowl), NCAA football and basketball games (including the Men’s College Basketball Tournament known as “March Madness”) and the 2010 Winter Olympic Games. Our Network Radio business features popular shows that we produce with personalities including Dennis Miller, Charles Osgood, Fred Thompson and Billy Bush. We also feature special events such as live concert broadcasts, countdown shows (including MTV and Country Music Television branded programs), music and interview programs. Our Network Radio business generates revenue from the sale of 30 and 60 second commercial airtime, often embedded in our programming that we bundle and sell to national advertisers who want to reach a large audience across numerous radio stations.
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
Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009
Revenue
Revenue presented by operating segment for the three month periods ending June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30,
			Favorable (Unfavorable)
	2010	2009	$ Amount	%

Metro Traffic	$43,408	$43,489	$(81)	-0.2%
Network Radio	40,036	40,162	(126)	-0.3%

Total (1)	$83,444	$83,651	$(207)	-0.2%

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national or Network Radio commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the three months ended June 30, 2010, revenue was essentially unchanged with a decrease of $207, or 0.2%, to $83,444 compared with $83,651 for the three months ended June 30, 2009. The slight decrease is the result of slightly lower revenue in both segments of our business.

Metro Traffic revenue for the three months ended June 30, 2010 was essentially unchanged with a decrease of $81, or 0.2%, to $43,408 from $43,489 for the same period in 2009. Metro Traffic revenue decreased primarily as a result of a decrease in Metro Television advertising revenue of $1,068, partially offset by an increase in Metro Traffic radio advertising of $987, primarily in the automotive, financial services and quick service restaurants sectors.
For the three months ended June 30, 2010, Network Radio revenue was $40,036 compared to $40,162 for the comparable period in 2009, a decrease of 0.3%, or $126. The decrease resulted from decreased advertising revenue from our talk radio and Network Radio news programming, partially offset by increased advertising revenue from our music programs, primarily country music programs, sports programs (primarily NFL-related programs) and new programming for The Weather Channel.
Operating Costs
Operating costs for the three months ended June 30, 2010 and 2009 are as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Payroll and payroll related	$21,021	$19,457	$(1,564)	(8.0)%
Programming and production	17,575	17,868	293	1.6%
Program and operating	8,618	6,727	(1,891)	(28.1)%
Station compensation	18,608	18,334	(274)	(1.5)%
Other operating expenses	10,886	10,226	(660)	(6.5)%

	$76,708	$72,612	$(4,096)	(5.6)%

Operating costs increased $4,096, or 5.6%, to $76,708 in the second quarter of 2010 from $72,612 in the second quarter of 2009, primarily as a result of higher payroll and related costs of $1,564, primarily from higher salaries and wages of $1,005 and commissions of $459, higher program and operating costs of $1,891 predominantly as a result of increased cash buys for television and local radio inventory, higher station compensation of $274 and other operating costs increases (primarily in insurance).
Depreciation and Amortization
Depreciation and amortization decreased $1,677, or 26.3%, to $4,689 in the second quarter of 2010 from $6,366 in the second quarter of 2009. The decrease is primarily attributable to higher amortization expense in 2009 from insertion orders that were recorded as a result of the Refinancing and our application of “push down” acquisition accounting, partially offset by increased depreciation and amortization from our additional investments in systems and infrastructure.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $664, or 18.5%, to $2,916 for the three months ended June 30, 2010 compared to $3,580 for the three months ended June 30, 2009. The decrease is principally due to the decrease in equity-based compensation expense of $789, partially offset by higher salary and wages of $124.
Restructuring Charges
During the three months ended June 30, 2010 and 2009, we recorded $1,118 and $1,990, respectively, for restructuring charges. For the 2010 period, restructuring charges included Metro Traffic re-engineering costs of $371 for real estate expenses as a result of revisions to estimated cash flows from our closed facilities, $97 for contact terminations and severance costs of $650 related to the 2010 Program.
Special Charges
We incurred expenses aggregating $976 and $7,378 in the second quarter of 2010 and 2009, respectively. Special charges in the second quarter of 2010 included for fees of $236 related to the Debt Agreements, including the cost to amend our Securities Purchase Agreement and Credit Agreement, Gores fees of $129, professional fees related to the evaluation of potential business development activity of $408, including acquisitions and dispositions, and $145 for fees primarily related to regionalization costs. Special charges in the second quarter of 2009 were primarily incurred in connection with the Refinancing and regionalization program.

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
OIBDA for the three months ending June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30,
			Favorable (Unfavorable)
	2010	2009	$ Amount	%
Metro Traffic	$2,737	$5,448	$(2,711)	(49.8)%
Network Radio	3,014	4,611	(1,597)	(34.6)%
Corporate expenses	(1,931)	(2,600)	669	25.7%
Restructuring and special charges	(2,094)	(9,368)	7,274	77.6%

OIBDA	1,726	(1,909)	3,635	190.4%
Depreciation and amortization	(4,689)	(6,366)	1,677	26.3%

Operating loss	$(2,963)	$(8,275)	$5,312	64.2%

OIBDA for the three months ended June 30, 2010 increased $3,635 to $1,726 from a loss of $1,909 for the same period in 2009. This increase is primarily attributable to lower restructuring and special charges of $7,274, partially offset by higher operating costs in the Metro Traffic and Network Radio segments.
Metro Traffic
OIBDA in our Metro Traffic segment decreased by $2,711 to $2,737 in 2010 compared to $5,448 in 2009. The decrease in OIBDA was due to an increase in operating costs of $2,631, primarily increases in program and operating costs of $1,920, payroll-related costs of $908 and station compensation of $325. These increases were partially offset by decreases in production and programming costs of $784.
Network Radio
OIBDA in our Network Radio segment decreased by $1,597 to $3,014 in 2010 compared to $4,611 in 2009. The decrease in OIBDA was primarily due to increases in payroll-related costs of $656, programming and production costs of $501 and other operating costs of $394.
Operating Loss
The operating loss for the three months ended June 30, 2010 decreased to $2,963 from $8,275 for the same period in 2009. This decrease is primarily attributable to lower restructuring and special charges of $7,274, depreciation and amortization of $1,677 and corporate expense of $664, partially offset by lower OIBDA in the Metro Traffic and Network Radio segments.
Interest Expense
Interest expense increased $1,342, or 28.9%, to $5,993 in the second quarter of 2010 from $4,651 in the second quarter of 2009, reflecting costs related to the amendment to the Securities Purchase Agreement entered into on March 30, 2010 and a higher rate of interest on a lower average level of debt outstanding, primarily as a result of the Refinancing, and increased interest expense related to capital leases.
Provision for Income Taxes
Income tax benefit in the second quarter of 2010 was $3,535 compared with a tax benefit of $2,904 in the second quarter of 2009. Our effective tax rate for the quarter ended June 30, 2010 was approximately 39.5% as compared to 22.5% for the same period in 2009. The lower effective rate in 2009 is primarily the result of the non-deductibility of certain special charges and restructuring charges.

Net Loss
Our net loss for the second quarter of 2010 decreased to $5,418 from a net loss of $9,959 in the second quarter of 2009, which represented an improvement of $4,541. Net loss per share for basic and diluted shares was $(0.26) in the second quarter of 2010, compared with net loss per share for basic and diluted of $(29.48) in the second quarter of 2009.
Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009
Revenue
Revenue presented by operating segment for the six month periods ending June 30, 2010 and 2009 is as follows:

	For the Six Months Ended June 30,
			Favorable (Unfavorable)
	2010	2009	$ Amount	%

Metro Traffic	$80,675	$78,172	$2,503	3.2%
Network Radio	95,611	91,346	4,265	4.7%

Total (1)	$176,286	$169,518	$6,768	4.0%

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national or Network Radio commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the six months ended June 30, 2010, revenue increased $6,768, or 4.0%, to $176,286 compared with $169,518 for the six months ended June 30, 2009. The increase is the result of higher revenue in both segments of our business.
Metro Traffic revenue for the six months ended June 30, 2010 increased $2,503, or 3.2%, to $80,675 from $78,172 for the same period in 2009. The increase in Metro Traffic revenue was principally related to an increase in the revenue from Metro Television and Metro Traffic radio advertising, primarily in the automotive and quick service restaurant sectors.
For the six months ended June 30, 2010, Network Radio revenue was $95,611 compared to $91,346 for the comparable period in 2009, an increase of 4.7%, or $4,265. The increase resulted from increased sports advertising revenue primarily related to the 2010 Winter Olympics, the NCAA Men’s College Basketball Tournament and NFL-related programs, and new programming for The Weather Channel. These increases were partially offset by a decline in advertising revenue from our talk radio programs as a result of the cancellation of three programs, Air America Radio, The Radio Factor Hosted by Bill O’Reilly and The Adam Carolla Show.
Operating Costs
Operating costs for the six months ended June 30, 2010 and 2009 are as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Payroll and payroll related	$41,892	$40,716	$(1,176)	(2.9)%
Programming and production	47,415	50,679	3,264	6.4%
Program and operating	16,399	11,377	(5,022)	(44.1)%
Station compensation	37,098	38,103	1,005	2.6%
Other operating expenses	22,352	22,644	292	1.3%

	$165,156	$163,519	$(1,637)	(1.0)%

Operating costs increased $1,637, or 1.0%, to $165,156 in the first six months of 2010 from $163,519 in the first six months of 2009. The increase is primarily from higher programming and operating costs of $5,022, predominantly as a result of increased cash buys for television and local radio inventory and an increase in payroll and related costs of $1,176, primarily reflecting additional sales force hires in the first half of 2010 and variable compensation tied to revenue, partially offset by the cost savings in payroll resulting from of our re-engineering and cost reduction programs which began in the last half of 2008. These increases were partially offset by the decrease in operating costs for: (i) programming and production of $3,264, related to aviation expense, talent and news agreements fees, (ii) station compensation costs of $1,005 primarily due to the renegotiation and cancellation of certain affiliate arrangements, and (iii) other operating expenses of $292, primarily from lower costs for rent and bad debt, partially offset by higher promotion and communication expense.

Depreciation and Amortization
Depreciation and amortization increased $756, or 9.0%, to $9,185 in the first six months of 2010 from $8,429 in the first half of 2009. The increase is primarily attributable to the increase in the fair value of amortizable intangibles that were recorded as a result of the Refinancing and our application of “push down” acquisition accounting, and by increased depreciation and amortization from additional investments in systems and infrastructure.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses were essentially unchanged with a decrease of $4, or 0.1%, to $6,828 for the six months ended June 30, 2010 compared to $6,832 for the six months ended June 30, 2009. The decrease is principally due to decreases in legal and consulting fees and equity-based compensation expense, partially offset by higher accounting fees.
Restructuring Charges
During the six months ended June 30, 2010 and 2009, we recorded $1,861 and $5,430, respectively, for restructuring charges. For the six months ended June 30, 2010, restructuring charges included Metro Traffic re-engineering costs for real estate expenses of $972, including $620 from revisions to estimated cash flows from our closed facilities, $97 for contract terminations and severance of $792, including $650 for the 2010 Program.
Special Charges
We incurred expenses aggregating $2,799 and $13,187 in the first six months of 2010 and 2009, respectively. Special charges in the first six months of 2010 included fees of $815 related to the Debt Agreements, including the cost to amend our Securities Purchase Agreement and Credit Agreement, employment claim settlements related to employee terminations that occurred prior to 2008 of $493, Gores fees of $449, fees related to the finalization of the income tax treatment of the Refinancing of $162, professional fees related to the evaluation of potential business development activity, including acquisitions and dispositions of $609 and fees primarily related to regionalization costs of $271.
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
OIBDA for the six months ending June 30, 2010 and 2009 is as follows:

	For the Six Months Ended June 30,
			Favorable (Unfavorable)
	2010	2009	$ Amount	%
Metro Traffic	$1,171	$1,121	$50	4.5%
Network Radio	7,990	2,727	5,263	193.0%
Corporate expenses	(4,859)	(4,681)	(178)	(3.8)%
Restructuring and special charges	(4,660)	(18,617)	13,957	75.0%

OIBDA	(358)	(19,450)	19,092	98.2%
Depreciation and amortization	(9,185)	(8,429)	(756)	(9.0)%

Operating loss	$(9,543)	$(27,879)	$18,336	65.8%

OIBDA was a loss for the six months ended June 30, 2010 and decreased to $358 from a loss of $19,450 for the same period in 2009. This decrease is primarily attributable to lower restructuring and special charges and an increase in revenue and lower operating costs primarily in the Network Radio business.
Metro Traffic
OIBDA in our Metro Traffic segment was essentially unchanged with an increase of $50 to $1,171 in 2010 compared to $1,121 in 2009. The increase was primarily due to an increase in revenue of $2,503, lower programming and production costs of $1,893 and a reduction in other operating expenses of $1,312. These improvements were partially offset by increased program and operating costs of $4,544, resulting primarily from cash buys for television and local radio inventory, payroll and payroll-related expenses of $638 and station compensation of $476.
Network Radio
OIBDA in our Network Radio segment increased by $5,263 to $7,990 in 2010 compared to $2,727 in 2009. The increase in OIBDA was due to an increase in revenue of $4,265, a decrease in programming and production costs of $1,372 and a decrease in station compensation of $1,481. These increases in OIBDA were partially offset by higher payroll and payroll-related costs of $538 and programming and operating expenses of $479 related to the 2010 Winter Olympics.
Operating Loss
The operating loss for the six months ended June 30, 2010 decreased to $9,543 from $27,879 for the same period in 2009. This decrease is primarily attributable to lower restructuring and special charges, an increase in revenue and lower operating costs, partially offset by an increase in depreciation and amortization.
Interest Expense
Interest expense increased $3,455, or 43.7%, to $11,369 in the first six months of 2010 from $7,914 in the first six months of 2009, reflecting a higher rate of interest on a lower average level of debt outstanding, primarily as a result of the Refinancing, costs related to the amendment to the Securities Purchase Agreement entered into on March 30, 2010 and increased interest expense related to capital leases.
Provision for Income Taxes
Income tax benefit in the first six months of 2010 was $8,769 compared with a tax benefit of $10,285 in the first six months of 2009. Our effective tax rate for the six months ended June 30, 2010 was 41.9% as compared to 29.0% for the same period in 2009. The lower effective rate in 2009 is primarily the result of the non-deductibility of certain special charges and restructuring charges. An additional tax benefit of $590 was recorded in the six months ended June 30, 2010 related to an increase in our federal income tax refund arising from a change in the determination of the deductibility of certain costs for the twelve months ended December 31, 2009. These additional income tax benefits are primarily related to deductions taken in U.S. federal filings for which it is more likely than not that those deductions would be sustained on their technical merits.
Net Loss
Our net loss for the first six months of 2010 decreased to $12,141 from a net loss of $25,145 in the first six months of 2009, which represented an improvement of $13,004. Net loss per share for basic and diluted shares was $(0.59) in the first six months of 2010, compared with net loss per share for basic and diluted of $(62.45) in the first six months of 2009.
Cash Flows
Net cash provided by (used in) operating activities was $13,222 for the six months ended June 30, 2010 and $(15,104) for the six months ended June 30, 2009, an increase of $28,326 in net cash provided by operating activities. The increase was principally attributable to a lower net loss of $13,004, a federal tax refund of $12,940, a higher net change in our net assets and liabilities of $7,213 and higher depreciation and amortization of $756, partially offset by a lower net change in our deferred taxes of $3,911, equity-based compensation of $1,081 and amortization of deferred financing costs of $331.
While our business does not usually require significant cash outlays for capital expenditures, capital expenditures in the first six months of 2010 increased to $4,540, compared to $2,930 for the first six months of 2009, primarily as a result of payments related to investment in internal use financial systems software we installed. We anticipate an increase in total capital expenditures for the remainder of 2010, as compared to 2009, as we continue to invest in other systems and infrastructure.

Cash (used in) provided by financing activities was $(9,112) for the first six months of 2010 compared to $19,577 in the first six months of 2009. On June 4, 2010, as part of the Securities Purchase Agreement amendment entered into on March 30, 2010, we paid down our Senior Notes by $12,000 and, as part of the amendment entered into on October 14, 2009, we paid down our Senior Notes by $3,500 on March 31, 2010. We borrowed $7,000 under our revolving credit facility during the first six months of 2010. During the first six months of 2009 we received proceeds from a term loan of $20,000 and proceeds from the issuance of preferred stock of $25,000, which was partially offset by the repayment of debt of $25,000.
Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures, and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt. Our available liquidity on June 30, 2010 was $6,175. At August 17, 2010, after giving effect to the amendments to our debt agreements entered into on such date (See Note 16 — Subsequent Events), but not taking into account either of the stock purchases by Gores, our principal sources of liquidity were our cash and cash equivalents of $4,468 and amounts available to us under our revolving credit facility of $6,750 as described in Note 7 — Debt, which collectively totaled $11,218 of available liquidity. As part of these amendments, Gores agreed to purchase an additional $15,000 of common stock, $5,000 of which shall be purchased no later than September 7, 2010 and $10,000 of which shall be purchased on February 28, 2011 or sooner depending on the Company’s needs. Notwithstanding the foregoing, if the Company shall have received net cash proceeds of at least $10,000 from the issuance and sale of Company qualified equity interests (as such term is defined in the Securities Purchase Agreement) to any person, other than in connection with (1) Gores $5,000 investment in 2010, and (2) any stock or option grant to a Company employee under a stock option plan or other similar incentive or compensation plan of the Company or upon the exercise thereof, Gores shall not be required to invest the aforementioned $10,000.

While all of our businesses (Network Radio, Metro Traffic radio and Metro Television) are currently performing in accordance with our third quarter projections, our liquidity level was adversely affected by our second quarter performance. As a result of the foregoing, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity and to modify our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment described in Note 16 — Subsequent Events above. If we were to underperform against our future financial projections, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. While we understood there was an inherent unpredictability in the economy and our business in 2010 as described in our 10-Q for the first quarter ending March 31, 2010, our performance in the second half of the second quarter demonstrated a greater unpredictability than we anticipated. As a result of the foregoing, management believed it was advisable to negotiate an agreement with our lenders and Gores to enhance our available liquidity. These negotiations resulted in the August 17, 2010 amendments described in Note 16- Subsequent Events above.

Existing Indebtedness
On March 31, 2010 and June 4, 2010, respectively, we repaid $3,500 and $12,000 of the Senior Notes. Accordingly, as of June 30, 2010, our existing debt totaled $141,410. Such included $109,410 of Senior Notes (which includes $10,019 of debt Due to Gores) and $32,000 of debt outstanding under the Senior Credit Facility, comprised of a $20,000 unsecured, non-amortizing term loan revolver and a $15,000 revolving credit facility of which $12,000 was outstanding on June 30, 2010 (not including $1,219 used for letters of credit as security on various leased properties). As described above, on August 17, 2010, we amended our debt agreements, which resulted in our Senior Credit Facility being increased to $20,000 from $15,000. The Senior Credit Facility (including the increased revolver) matures on July 15, 2012 and is guaranteed by subsidiaries of the Company and Gores. The Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of June 30, 2010, the cumulative PIK interest was $7,409.
The Senior Notes mature on July 12, 2012 and may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by the subsidiaries of the Company and are secured by a first priority lien on substantially all of the Company’s assets.

Both the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. As part of the August 17, 2010 amendments, the holders of the Senior Notes and Wells Fargo agreed to amend the restrictive covenant regarding investments permitting us to make certain investments of up to $20,000 in certain twelve month periods as described in more detail in the debt amendments. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the Senior Notes over our Adjusted EBITDA) referred to in this report as our debt leverage covenant. The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement.
As described above on August 17, 2010, we amended our Securities Purchase Agreement to modify our debt leverage covenants to 11.25 times (from the 7.0 times currently in place) for the next three quarters beginning on September 30, 2010, then stepping down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012 (the Senior Notes mature on July 15, 2012). The debt leverage covenants in the Credit Agreement were modified to maintain the 15% buffer between the Credit Agreement and the Securities Purchase Agreement covenants. The June 30, 2010 debt leverage covenants were not amended and remained at 7.5 times.
Adjusted EBITDA for the nine months ended March 31, 2010 was $10,381. Under the terms of our Senior Notes, in order to have satisfied our 7.50 to 1.00 covenant for the twelve month period ended June 30, 2010, we had to realize Adjusted EBITDA for the three months ended June 30, 2010 of at least $4,207. For the three months ended June 30, 2010 our Adjusted EBITDA was $4,642, which was $435 in excess of the required Adjusted EBITDA. As a point of reference, our Adjusted EBITDA for the three months ended June 30, 2009 was $9,070.
In order to satisfy our 11.25 to 1.00 covenant for the twelve month period ending September 30, 2010, we must realize a minimum Adjusted EBITDA (loss) of ($3,023) for the three months ended September 30, 2010. This compares to our Adjusted EBITDA for the three months ended September 30, 2009 of $2,153. Adjusted EBITDA for the trailing nine months ended June 30, 2010 was $12,870.
In order to satisfy our 11.25 to 1.00 covenant for the twelve month period ending December 31, 2010, we must realize a minimum Adjusted EBITDA of $3,191 for the six months ended December 31, 2010. This compares to our Adjusted EBITDA for the six months ended December 31, 2009 of $8,244. Adjusted EBITDA for the six months ended June 30, 2010 was $6,779.
In order to satisfy our 11.25 to 1.00 covenant for the twelve month period ending March 31, 2011, we must realize a minimum Adjusted EBITDA of $5,453 for the nine months ended March 31, 2011. This compares to our Adjusted EBITDA for the nine months ended March 31, 2010 of $10,381. Adjusted EBITDA for the three months ended June 30, 2010 was $4,642.
In order to satisfy our 11.00 to 1.00 covenant for the twelve month period ending June 30, 2011, we must realize a minimum Adjusted EBITDA of $10,453 for the twelve months ended June 30, 2011. This compares to our Adjusted EBITDA for the twelve months ended June 30, 2010 of $15,023.
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

			Required Last Twelve Months
	Maximum Senior Leverage Ratio	Principal Amount of Senior Notes	(LTM) Minimum Adjusted
Quarter Ending	Covenant	Estimated Outstanding (Includes PIK)(1)(2)	EBITDA(1)(2)
6/30/2010	7.50 to 1.0	109,409	14,588
9/30/2010	11.25 to 1.0	110,777	9,847
12/31/2010	11.25 to 1.0	112,161	9,970
3/31/2011	11.25 to 1.0	113,563	10,095
6/30/2011	11.00 to 1.0	114,983	10,453
9/30/2011	10.00 to 1.0	116,420	11,642
12/31/2011	9.00 to 1.0	117,875	13,097
3/31/2012	8.00 to 1.0	119,349	14,919
6/30/2012	7.50 to 1.0	120,841	16,112

(1)	The above chart reflects loan repayments in the aggregate of $15,500 as described in more detail in Note 7 — Debt as well as the modified debt leverage covenants amended on August 17, 2010.

(2)	The above chart does not reflect any loan repayments from the proceeds from the sale of investments, valued at $1,129 at June 30, 2010, as required by the terms of the August 17, 2010 amendments.

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
Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Net loss	$(5,418)	$(9,959)	$(12,141)	$(25,145)
Plus:
Interest expense	5,993	4,651	11,369	7,914
Income taxes provision (benefit)	(3,535)	(2,904)	(8,769)	(10,285)
Depreciation and amortization	4,689	6,366	9,185	8,429
Restructuring and special charges	2,094	9,368	5,256	18,617
Other non-operating losses (gains)	(3)	(62)	(2)	(362)
Stock-based compensation	822	1,610	1,881	2,962

Consolidated Adjusted EBITDA	$4,642	$9,070	$6,779	$2,130

(1)	“Special charges and other” includes expense of $596 classified as corporate general and administrative expenses on the Statement of Operations for the six months ended June 30, 2010.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 — Fair Value Measurements. These new disclosure requirements were applied to our financial statements for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter ended June 30, 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 5 — Intangible Assets and Note 8 — Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for the acquisition of Jaytu Technologies, LLC (“Jaytu”), doing business as SigAlert, in the fourth quarter of 2009.
Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
This quarterly report on Form 10-Q, including “Item 1A-Risk Factors” and “Item 2-Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
A wide range of factors could materially affect future developments and performance including the following:
Risks Related to Our Business and Industry

Our annual operating income has declined since 2005 and may continue to decline. We may not be able to reverse this trend or reduce costs sufficiently to offset declines in revenue if such trends continue and could lack sufficient funds to continue to operate our business in the ordinary course.

Since 2005, our annual operating income has declined from operating income of $143,978 to an operating loss of $97,582, which included impairment charges of approximately $50,501, for the year ended December 31, 2009. For the six months ended June 30, 2010, our operating loss was $9,543. Since 2005, our operating income declined as a result of increased competition in our local and regional markets and an increase in the sale of short-form inventory being sold by radio stations. The decline also occurred as a result of lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry, as well as locally at our affiliated stations. We reduced our sales force beginning in mid-2006 and only recently began expanding it again in 2009. In 2008 and 2009, our operating income was affected by the weakness in the United States economy and advertising market, where the recovery in 2010 has been slower than expected. During the economic downturn, advertisers and the agencies that represent them, increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory and re-negotiated booked orders. Although there has been a modest improvement in the economy, advertisers’ demands and budgets for advertising have not recovered as much as we anticipated which impacted our financial results for the first half of 2010 (in particular late May and June of the second quarter). If a double-dip recession were to occur or if the economic climate does not improve sufficiently for us to generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.

We have a significant amount of indebtedness and limited liquidity, which will affect our future business operations if our future operating performance does not meet our financial projections.

As of June 30, 2010, we had $109,409 in aggregate principal amount of Senior Notes outstanding (of which approximately $7,409 is PIK), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $15,000 revolving credit facility under which $12,000 was drawn (not including $1,219 used for letters of credit as security on various leased properties). Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate).  As described above in Note 16 – Subsequent Events, on August 17, 2010, we entered into an amendment with our lenders to modify our debt leverage covenants.  As part of such amendments, Gores agreed to provide us with $20,000 in additional liquidity, in the form of: (1) a guarantee of an additional $5,000 for our revolving credit facility, (2) an additional $5,000 cash investment for 769,231 shares of Company common stock on or prior to September 7, 2010 and (3) an additional $10,000 cash investment for Company common stock on February 28, 2011, or sooner depending on the Company’s needs. Notwithstanding the foregoing, if the Company shall have received net cash proceeds of at least $10,000 from the issuance and sale of Company qualified equity interests (as such term is defined in the Securities Purchase Agreement) to any person, other than in connection with (1) Gores $5,000 investment in 2010, and (2) any stock or option grant to a Company employee under a stock option plan or other similar incentive or compensation plan of the Company or upon the exercise thereof, Gores shall not be required to invest the aforementioned $10,000.  In connection with Gores’ agreement to increase its guarantee, Wells Fargo agreed to increase the amount of the Company’s revolving credit facility from $15,000 to $20,000 which will provide the Company with necessary additional liquidity for working capital purposes.  Our ability to service our debt for the rest of 2010 and beyond depends on our financial performance in an uncertain and unpredictable economic environment as well as on competitive pressures.  In the first two quarters of 2010, we met our debt covenants but did not meet our financial projections.  If we were to significantly underperform against our financial projections for the second half of 2010 or beyond, we might need to raise additional funds or amend our agreements with our lenders. Despite having successfully negotiated such amendments in the past, we may be unable to further amend our debt agreements on terms that are acceptable to us or at all.  Further, our Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness beyond certain minimum baskets.  If our operating income declines or does not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

If our operating results continue to fall short of our financial projections, we may require additional funding to finance our working capital, debt service, capital expenditures and other capital requirements or a further amendment and/or waiver of our debt leverage covenants, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.

As discussed above, we are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear.  As further described in Note 5 – Intangible Assets, our financial results were lower than our projections for the first two quarters of 2010 and management deemed it advisable to negotiate an amendment with our lenders and Gores to amend our debt leverage covenants and enhance our available liquidity.  These negotiations resulted in the August 17, 2010 amendment we entered into with our lenders and Gores.  If our operating results fall short of our financial projections, we may need additional funds or a further amendment and/or waiver of our debt leverage covenants.  If financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses.  If we were to require additional financing or a further amendment or waiver of our debt leverage covenants, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.

Our Senior Credit Facility and Senior Notes contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations.

Our Senior Credit Facility and Senior Notes require us to comply with certain financial and operational covenants. These covenants (as amended on August 17, 2010) include, without limitation:

•
a maximum senior leverage ratio (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our Senior Credit Facility) measured on a trailing, four-quarter basis) which is an 11.25 to 1.0 ratio for the LTM (last twelve months) period to be measured on September 30, 2010, December 31, 2010 and March 31, 2011, and then declines on a quarterly basis thereafter, to an 11.0 to 1 ratio on June 30, 2011, a 10.0 to 1.0 ratio on September 30, 2011, a 9.0 to 1.0 ratio on December 31, 2011, an 8.0 to 1.0 ratio on March 31, 2012; and a 7.5 to 1.0 ratio on June 30, 2012.

•
restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions.

As described above, we waived and/or amended our debt leverage covenants on October 14, 2009, March 30, 2010, and most recently on August 17, 2010. As a result of these amendments, our debt leverage covenants have been significantly eased. We believe we will generate sufficient Adjusted EBITDA to comply with our new debt leverage covenants. However, failure to comply with any of our covenants would result in a default under our Senior Credit Facility and Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and Senior Notes and thereby have a material adverse impact on our business.

The cost of our indebtedness has increased substantially, which further affects our liquidity and could limit our ability to implement our business plan.

As a result of our Refinancing, the interest payments on our debt (on an annualized basis — i.e., from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) have increased from approximately $12,000 to $19,000, $6,000 of which is PIK interest. Our interest payments will be increased further if we utilize the additional amount available to us under the revolving credit facility which was increased from $15,000 to $20,000 as part of the amendments to our debt agreements entered into on August 17, 2010. If the economy does not improve more significantly and advertisers continue to maintain reduced budgets such that our financial results continue to come under pressure in 2010 and beyond, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs could be impacted. Without additional revenue and capital, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

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

Our cost reduction initiatives and limited liquidity may limit our flexibility to reduce costs going forward.

In order to improve the efficiency of our operations, we have implemented certain cost reduction initiatives, including headcount and salary reductions and, in the last half of 2009, a furlough of participating full-time employees. We cannot assure you that our cost reduction activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. As a result of our cost reduction activities and limited liquidity, we may not have an adequate level of resources and personnel to appropriately react to significant changes or fluctuations in the market and in the level of demand for our programming and services. If our operating losses continue, our ability to further decrease costs may be more limited as a result of our previously enacted cost reduction initiatives.

Our ability to grow our Metro Traffic business revenue may be adversely affected by the increased proliferation of free of charge traffic content to consumers.

Our Metro Traffic business produces and distributes traffic and other local information reports to approximately 2,250 radio and 165 television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. Recently, the US Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro Traffic business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.

Our ability to increase our revenue depends on the size of the audiences we deliver to advertisers, which has been negatively impacted by the introduction of The Portable People Meter.

Arbitron Inc., the supplier of ratings data for United States radio markets, rolled out new electronic audience measurement technology to collect data for its ratings service known as The Portable People Meter™, or PPM™, in 2007. PPM™ measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. In 2007, 2008, 2009, 2, 9 and 19 markets converted to PPM™, respectively, and in the second half of 2010, 15 markets will convert to PPM™. As of the date of this report, PPM™ has been implemented in 30 markets (including all top 10 markets and 3 markets whose MSAs overlap). Unlike our Metro Traffic inventory, which is fully reflected in ratings books that are released semi-annually, our Network Radio inventory is reflected in ratings books on an incremental basis over time (i.e., over a rolling four-quarter period), which means we and our advertisers cannot view audience levels that give full weight to PPM™ for our Radio’s All Dimension Audience Research (“RADAR”) inventory (which comprises half of our Network Radio inventory) for over a year after a market converts to PPM™. In the RADAR ratings book released in June 2010, approximately half of the inventory (measured by the revenue generated by such inventory) published in such ratings books shows the effect of PPM™ in those markets which have converted to PPM™. In the three most recent periods published by RADAR, July 2009 to September 2009, October 2009 to December 2009 and January 2010 to March 2010, the audience (measured by Persons 12+) for our 12 RADAR networks declined by 0.8%, 5.8% and 0.8%, respectively, which also reflects our decision to reduce the number of our RADAR networks from 14 to 12 in the fourth quarter of 2009. Because audience levels can decline for several reasons, including changes in the radio stations included in a RADAR network, clearance levels by those stations and general radio listening trends, it is difficult to isolate the effects PPM™ is having on our audience with a high level of certainty. While annual ad revenue in our Network Radio and Metro Traffic businesses has declined over time, we are unable to determine how much of the decline is a result of the general economic environment as opposed to our decline in audience. While most major markets have converted to PPM™ (only 15 markets have yet to convert), it is unclear whether our audience levels will continue to decline in future ratings books. In 2009, we were able to offset the impact of audience declines by using excess inventory; however, in 2010 we anticipate that this option will be limited and that to offset declines in audience will generally require that we purchase additional inventory which must be obtained well in advance of our having definitive data on future audience levels. If we do not accurately predict how much additional inventory will be required to offset any declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our results of operations in 2010 and beyond could be materially and adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to continue to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reporting. During 2009, we identified a material weakness related to accounting for income taxes which resulted in adjustments to the 2009 annual consolidated financial statements, as described in Item 9A — Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2009. We also identified certain immaterial errors in our financial statements, which we have corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the periods ended March 31, 2010 and December 31, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and no prior periods have been restated. We intend to further enhance our internal control environment and we may be required to enhance our personnel or their level of experience, among other things, in order to continue to maintain effective internal controls. No assurances can be provided that we will be able to continue to maintain effective internal controls over financial reporting, enhance our personnel or their level of experience or prevent a material weakness from occurring. Our failure to maintain effective internal controls could have a material adverse effect on us, could cause us to fail to timely meet our reporting obligations or could result in material adjustments in our financial statements.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.

Our business segments operate in a highly competitive environment. Our radio and television programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming. We also compete for advertising dollars with other media such as television satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, more increasingly, digital media. The proliferation of new media platforms, including the Internet, video-on-demand, and portable digital devices, has increased audience fragmentation. These new media platforms have gained an increased share of advertising dollars and their introduction could lead to further decreasing revenue for traditional media. Further, as we expend resources to expand our programming and services in new digital distribution channels, our operating results could be negatively impacted until we begin to gain traction in these emerging businesses. New or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Increased competition has, in part, resulted in reduced market share over the last several years, and could result in lower audience levels, advertising revenue and cash flow. There can be no assurance that we will be able to maintain or increase our market share, audience ratings or advertising revenue given this competition. To the extent we experience a further decline in audience for our programs, advertisers’ willingness to purchase our advertising could be further reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.

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

Revenue from our radio programming and television business depends in part on our continued ability to secure and retain the rights to popular programming. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Our failure to obtain or retain rights to popular content could adversely affect our revenue.

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

Revenue from our radio and television businesses is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Because consumer preferences are consistently evolving, the commercial success of a radio program is difficult to predict. It depends on the quality and acceptance of other competing programs, the availability of alternative forms of entertainment, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. An audience’s acceptance of programming is demonstrated by rating points which are a key factor in determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio programs, could have an adverse effect on our results of operations.

Continued consolidation in the radio broadcast industry could adversely affect our operating results.

The radio broadcasting industry has continued to experience significant change, including a significant amount of consolidation in recent years and increased business transactions by other key players in the radio industry (e.g., Clear Channel, Citadel and CBS Radio). Certain major station groups have: (1) modified overall amounts of commercial inventory broadcast on their radio stations; (2) experienced significant declines in audience; and (3) increased their supply of shorter duration advertisements, in particular the amount of 10 second inventory, which is directly competitive to us. To the extent similar initiatives are adopted by other major station groups, this could adversely impact the amount of commercial inventory made available to us or increase the cost of such commercial inventory at the time of renewal of existing affiliate agreements. Additionally, if the size and financial resources of certain station groups continue to increase, the station groups may be able to develop their own programming as a substitute to that offered by us or, alternatively, they could seek to obtain programming from our competitors. Any such occurrences, or merely the threat of such occurrences, could adversely affect our ability to negotiate favorable terms with our station affiliates, attract audiences and attract advertisers. If we do not succeed in these efforts, our operating results could be adversely affected.

We may be required to recognize further impairment charges.

On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. We have a history of recognizing impairment charges related to our goodwill. In connection with our Refinancing and our requisite adoption of the acquisition method of accounting, we recorded new values of certain assets such that as of April 24, 2009, our revalued goodwill was $86,414 (an increase of $52,426) and intangible assets were $116,910 (an increase of $114,481). In September 2009, we believe a triggering event occurred as a result of forecasted results for 2009 and 2010 and therefore we conducted a goodwill impairment analysis. Metro Traffic results indicated impairment in our Metro Traffic segment. As a result of our Metro Traffic analysis, we recorded an impairment charge of $50,501. Most recently, on June 30, 2010, we believe a triggering event occurred as described in Note 6 – Goodwill and accordingly conducted an impairment analysis. Such analysis showed that there was no indication of an impairment as of June 30, 2010. The majority of the impairment charges related to our goodwill have not been deductible for income tax purposes.

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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board deems relevant. In addition, our Senior Credit Facility and the Senior Notes restrict the payment of dividends.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of June 30, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material developments in the second quarter of 2010 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2010, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of Shares	Average Price Paid	Announced Plan or	Purchased Under the
Period	Purchased in Period	Per Share	Program	Plans or Programs (A)

4/1/10 – 4/30/10	—	N/A
5/1/10 – 5/31/10	—	N/A
6/1/10 – 6/30/10	—	N/A

(A)
Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004, all of which have expired.

Item 3. Reserved
None.
Item 4. Removed and Reserved
None
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number (A)		Description of Exhibit
3.1		Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (1)
3.1.1		Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (2)
3.1.2		Certificate of Elimination, filed with the Secretary of State of the State of Delaware on November 18, 2009. (3)
3.2		Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (4)
4.1		Securities Purchase Agreement, dated as of April 23, 2009, by and among the Company and the other parties thereto. (4)
4.1.1		Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (5)
4.1.2		Second Amendment, dated as of March 30, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (6)
4.1.3	*	Third Amendment, dated as of August 17, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto.
4.2
Shared Security Agreement, dated as of February 28, 2008, by and among the Company, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (7)

4.2.1		First Amendment to Security Agreement, dated as of April 23, 2009, by and among the Company, each of the subsidiaries of the Company and The Bank of New York Mellon, as collateral trustee. (8)
10.1	*
Third Amendment, dated as of August 17, 2010, to Credit Agreement, dated as of April 23, 2009, by and between Registrant, the lenders party thereto and Wells Fargo Foothill, LLC, as administrative agent for the lenders.

10.2	*	Purchase Agreement, dated August 17, 2010, between Registrant and Gores Radio Holdings, LLC.
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated November 20, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report on Form 8-K dated April 23, 2009 (filed April 27, 2009) and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated February 28, 2008 (filed on March 5, 2008) and incorporated herein by reference.

(6)	Filed as an exhibit to Company’s current report on Form 8-K dated March 31, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to Company’s current report on Form 8-K dated February 28, 2008 (filed on March 31, 20105, 2008) and incorporated herein by reference.

(8)	Filed as an exhibit Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/S/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO
Date: August 19, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
4.1	*	Third Amendment, dated as of August 17, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto.
10.1	*
Third Amendment, dated as of August 17, 2010, to Credit Agreement, dated as of April 23, 2009, by and between Registrant, the lenders party thereto and Wells Fargo Foothill, LLC, as administrative agent for the lenders.

10.2	*	Purchase Agreement, dated August 17, 2010, between Registrant and Gores Radio Holdings, LLC.
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.