Form 10-Q
period 2010-09-30
WESTWOOD ONE INC /DE/
filed 2010-11-15
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 10th Floor New York, NY (Address of principal executive offices)	10036 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share outstanding at October 31, 2010 (excluding treasury shares): 21,313,704 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(derived from audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,058	$4,824
Accounts receivable, net of allowance for doubtful accounts of $840 (2010) and $2,723 (2009)	86,382	87,568
Federal income tax receivable	—	12,355
Prepaid and other assets	25,012	20,994

Total current assets	115,452	125,741

Property and equipment, net	36,925	36,265
Intangible assets, net	95,215	103,400
Goodwill	38,945	38,917
Other assets	2,652	2,995

TOTAL ASSETS	$289,189	$307,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,677	$40,164
Amounts payable to related parties	775	129
Deferred revenue	3,249	3,682
Accrued expenses and other liabilities	33,323	28,864
Current maturity of long-term debt	—	13,500

Total current liabilities	80,024	86,339

Long-term debt	135,631	122,262
Deferred tax liability	39,358	50,932
Due to Gores	10,144	11,165
Other liabilities	19,203	18,636

TOTAL LIABILITIES	284,360	289,334

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 21,314 (2010) and 20,544 (2009)	213	205
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	87,611	81,268
Net unrealized (loss) gain	(15)	111
Accumulated deficit	(82,980)	(63,600)

TOTAL STOCKHOLDERS’ EQUITY	4,829	17,984

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,189	$307,318

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Successor Company				Predecessor Company
	Three Months Ended				For the Period
	September 30,		Nine Months Ended	For the Period April	January 1 to
	2010	2009	September 30, 2010	24 to September 30, 2009	April 23, 2009
Revenue	$87,952	$78,474	$264,238	$136,518	$111,474

Operating costs	82,156	74,290	247,312	126,500	111,309
Depreciation and amortization	4,506	8,065	13,691	13,910	2,584
Corporate general and administrative expenses	2,346	3,562	9,174	5,875	4,519
Goodwill impairment	—	50,501	—	50,501	—
Restructuring charges	561	1,372	2,422	2,826	3,976
Special charges	1,496	820	4,295	1,188	12,819

Total expenses	91,065	138,610	276,894	200,800	135,207

Operating loss	(3,113)	(60,136)	(12,656)	(64,282)	(23,733)

Interest expense	5,822	4,925	17,191	9,617	3,222
Other expense	1,920	70	1,918	66	(359)

Loss before income tax	(10,855)	(65,131)	(31,765)	(73,965)	(26,596)
Income tax benefit	(3,616)	(11,581)	(12,385)	(14,231)	(7,635)

Net loss	$(7,239)	$(53,550)	$(19,380)	$(59,734)	$(18,961)

Net loss attributable to common stockholders	$(7,239)	$(131,686)	$(19,380)	$(141,283)	$(22,037)

Loss per share:
Common Stock
Basic	$(0.35)	$(10.03)	$(0.94)	$(18.19)	$(43.64)
Diluted	$(0.35)	$(10.03)	$(0.94)	$(18.19)	$(43.64)

Class B stock
Basic			$—	$—	$—
Diluted			$—	$—	$—

Weighted average shares outstanding:
Common Stock
Basic	20,921	13,135	20,671	7,769	505
Diluted	20,921	13,135	20,671	7,769	505

Class B stock
Basic				1	1
Diluted				1	1
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Successor Company		Predecessor Company
	For the Nine Months		For the Period
	Ended September 30,	For the Period April 24	January 1 to
	2010	to September 30, 2009	April 23, 2009

Cash Flows from Operating Activities:
Net loss	$(19,380)	$(59,734)	$(18,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,691	13,910	2,584
Goodwill and intangible asset impairment	—	50,501	—
Loss on disposal of property and equipment	—	173	188
Deferred taxes	(12,167)	(15,824)	(6,873)
Federal tax refund	12,940	—	—
Non-cash equity-based compensation	2,671	2,385	2,110
Paid-in-kind interest	4,348	2,922	—
Change in fair value of derivative liability (see Note 7)	1,920	—	—
Amortization of deferred financing costs	—	—	331
Net change in other assets and liabilities	3,403	(10,811)	19,844

Net cash provided by (used in) operating activities	7,426	(16,478)	(777)

Cash Flows from Investing Activities:
Capital expenditures	(7,058)	(2,355)	(1,384)

Net cash used in investing activities	(7,058)	(2,355)	(1,384)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility	10,000	—	—
Repayments of Senior Notes	(15,500)	—	—
Issuance of common stock to Gores	5,000	—	—
Payments of capital lease obligations	(634)	(376)	(271)
Deferred financing costs	—	(228)	—
Proceeds from term loan	—	20,000	—
Debt repayments	—	(25,000)	—
Issuance of Series B Convertible Preferred Stock	—	25,000	—

Net cash (used in) provided by financing activities	(1,134)	19,396	(271)

Net increase in cash and cash equivalents	(766)	563	(2,432)
Cash and cash equivalents,beginning of period	4,824	4,005	6,437

Cash and cash equivalents, end of period	$4,058	$4,568	$4,005

Supplemental Schedule of Cash Flow Information:
Non-cash financing activities
Cancellation of long-term debt	—	—	252,060
Issuance of new long-term debt	—	117,500	—
Preferred stock — conversion to common stock	—	(81,551)	—
Class B — conversion to common stock	—	(3)	—
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

					Unrealized	Total
			Additional		Gain (Loss) on	Stock-
	Common Stock		Paid-in	Accumulated	Available for	holders’
	Shares	Amount	Capital	Deficit	Sale Securities	Equity

Balance as of January 1, 2010	20,544	$205	$81,268	$(63,600)	$111	$17,984
Net loss	—	—	—	(19,380)	—	(19,380)
Other comprehensive income	—	—	—	—	(126)	(126)
Equity-based compensation	—	—	2,671	—	—	2,671
Issuance of common stock to Gores	770	8	4,992	—	—	5,000
Gores $10,000 equity commitment (see Note 7)	—	—	442	—	—	442
Loss on issuance of common stock under equity-based compensation plans	—	—	(453)	—	—	(453)
Cancellations of vested equity grants	—	—	(1,309)	—	—	(1,309)

Balance as of September 30, 2010	21,314	$213	$87,611	$(82,980)	$(15)	$4,829

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
Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding senior notes, which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004. Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the new 15.00% Senior Secured Notes due July 15, 2012 (the “Senior Notes”) being offered by us, which upon completion of the Refinancing was exchanged for $10,797 of the Senior Notes. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving credit facility on a senior unsecured basis (which has since been increased to $20,000) and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), which obligations are subordinated to the Senior Notes. Gores also agreed to guarantee our Senior Credit Facility and payments due to the NFL for the license and broadcast rights to certain NFL games and NFL-related programming.
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
The following unaudited pro forma financial summary for the three and nine months ended September 30, 2009 gives effect to the Refinancing and the resultant acquisition accounting. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the applicable dates of the pro forma financial information.

Unaudited Pro Forma
Nine Months Ended
September 30, 2009
Revenue	$247,992
Net loss	(87,853)
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
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $590, recorded in the three months ended March 31, 2010 and the nine months ended September 30, 2010, that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We also understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. Finally, we understated our program and operating liabilities by $428 in the predecessor period ended April 23, 2009 and have adjusted our opening balance sheet and goodwill accordingly. We have determined that the impact of these adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
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
Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock, restricted stock units (“RSUs”) (see Note 9 — Equity-Based Compensation), warrants and Series A Preferred Stock were excluded from the Predecessor Company calculations of diluted earnings per share because the conversion price, combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. Options, restricted stock and RSUs were excluded from the Successor Company calculations of diluted earnings per share because combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented. EPS calculations for all periods reflect the effect of the 200 for 1 reverse stock split that occurred on August 3, 2009.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following is a reconciliation of our common shares outstanding for calculating basic and diluted net loss per share:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24 to	January 1 to
	2010	2009	September 30, 2010	September 30, 2009	April 23, 2009
Net loss	$(7,239)	$(53,550)	$(19,380)	$(59,734)	$(18,961)
Less: Accumulated Preferred Stock dividends	—	(78,136)	—	(81,549)	(3,076)

Undistributed losses	$(7,239)	$(131,686)	$(19,380)	$(141,283)	$(22,037)

NOTE 3 — Related Party Transactions:
Gores Radio Holdings
We have a related party relationship with Gores. As a result of our Refinancing, Gores, our ultimate parent company, created a holding company which currently owns approximately 75.2% of our equity, after giving effect to Gores’ purchase of 769 shares of common stock for $5,000 on September 7, 2010. Gores also holds $10,144 (including paid-in-kind (“PIK”) interest) of our Senior Notes as a result of purchasing debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded interest expense and fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores as follows:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24 to	January 1 to
	2010	2009	September 30, 2010	September 30, 2009	April 23, 2009
Gores and Glendon fees (1)	$176	$514	$617	$810	$984
Reimbursement of legal fees	—	—	8	—	1,533
Reimbursement of letter-of-credit fees (2)	62	—	188	—	—
Interest on loan	376	408	1,195	711	—

	$614	$922	$2,008	$1,521	$2,517

(1)
These fees consist of payments for professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management.

(2)	Reimbursement of a standby letter-of-credit fee incurred and paid by Gores in connection with its guarantee of the $20,000 revolving credit facility with Wells Fargo.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
POP Radio
We also have a related party relationship, including a sales representation agreement, with our 20% owned investee, POP Radio, L.P. We recorded fees in connection with this relationship as follows:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24	January 1 to
	2010	2009	September 30, 2010	to September 30, 2009	April 23, 2009
Program commission expense	$366	$333	$1,093	$581	$416

CBS Radio
As a result of the Refinancing and the August 3, 2009 conversion of all of the Preferred Stock then outstanding into common stock, CBS Radio, which previously owned approximately 15.8% of our common stock, now owns less than 1% of our common stock. Viacom is an affiliate of CBS Radio, given that National Amusements, Inc. beneficially owns a majority of the voting power of all classes of common stock of each of CBS Corporation and Viacom. As a result of CBS Radio’s change in ownership and that CBS Radio ceased to manage us in March 2008, we no longer consider CBS Radio or its affiliates to be related parties as of August 3, 2009. Accordingly, on such date we ceased recording payments to CBS and its affiliates as related party expenses or amounts due to related parties.
Through August 3, 2009, we recorded the following expenses as a result of transactions with CBS Radio and/or its affiliates:

			Predecessor
	Successor Company		Company
		For the Period	For the Period
	Three Months Ended	April 24 to	January 1 to
	September 30, 2009	September 30, 2009	April 23, 2009
Programming and affiliate arrangements	$4,189	$13,877	$20,884
News agreement	1,121	3,623	4,107

	$5,310	$17,500	$24,991

A summary of related party expense by expense category is as follows:

					Predecessor
	Successor Company				Company
	Three Months Ended				For the Period
	September 30,		Nine Months Ended	For the Period April 24	January 1 to
	2010	2009	September 30, 2010	to September 30, 2009	April 23, 2009
Operating costs	$366	$5,643	$1,093	$18,081	$25,407
Special charges	176	514	625	810	2,517
Interest expense	438	408	1,383	711	—

	$980	$6,565	$3,101	$19,602	$27,924

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 4 — Property and Equipment:
Property and equipment is recorded at cost and is summarized as follows:

	September 30, 2010	December 31, 2009

Land, buildings and improvements	$11,397	$10,830
Recording, broadcasting and studio equipment	23,880	20,581
Furniture, equipment and other	14,799	11,592

	50,076	43,003
Less: Accumulated depreciation and amortization	13,151	6,738

Property and equipment, net	$36,925	$36,265

Depreciation expense was $2,080, $6,413, $2,791, $4,113 and $2,354 for the three and nine month periods ended September 30, 2010, the three months ended September 30, 2009, the period from April 24, 2009 to September 30, 2009 and the period from January 1, 2009 to April 23 2009, respectively. The allocation of the business enterprise value for the capital lease at April 24, 2009 was $7,355. Accumulated amortization related to the capital lease was $6,523 and $5,787 as of September 30, 2010 and December 31, 2009, respectively.
NOTE 5 — Intangible Assets
In accordance with the authoritative guidance which is applicable to the Refinancing, we revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationships with radio and television affiliates, and other distribution partners from whom we obtain commercial airtime that we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; real estate leases; and insertion order commitments from advertisers. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis as of October 1, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. Intangible assets with definite lives are tested for impairment when events and circumstances indicate that the carrying amount may not be recoverable.
While we understood there was an inherent unpredictability in the economy and our business in 2010 as described in our Form 10-Q for the first quarter ending March 31, 2010, our performance in the second half of the second quarter demonstrated a greater unpredictability than we anticipated. Based upon the results of the second quarter of 2010, we reduced our forecasted results for the second half of 2010 and 2011. We believed these new forecasts constituted a triggering event. In accordance with the authoritative guidance, we performed an impairment analysis in August 2010 for our consolidated balance sheet dated June 30, 2010 by comparing our recalculated fair value based on an income based valuation technique to our current carrying value in the second quarter. There were no indications of impairment as a result of this analysis.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Intangible assets by asset type and estimated life as of September 30, 2010 and December 31, 2009 are as follows:

		As of September 30, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks	Indefinite	$20,800	$—	$20,800	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	(10,360)	61,740	72,100	(4,953)	67,147
Software and technology	5 years	7,896	(2,078)	5,818	7,896	(890)	7,006
Client contracts	5 years	8,930	(2,848)	6,082	8,930	(1,363)	7,567
Leases	7 years	980	(205)	775	980	(100)	880
Insertion orders	9 months	—	—	—	8,400	(8,400)	—

		$110,706	$(15,491)	$95,215	$119,106	$(15,706)	$103,400

Amortization expense of intangible assets was $2,425, $7,277, $5,413, $10,291 and $231 for the three and nine month periods ended September 30, 2010, the three months ended September 30, 2009, the period from April 24, 2009 to September 30, 2009 and the period from January 1, 2009 to April 23 2009, respectively.
NOTE 6 — Goodwill:
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis as of October 1, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business.
On March 31, 2010, we recorded a prior period adjustment of $428 to increase goodwill related to a correction of our current liabilities as of April 24, 2009 (See Note 1 — Basis of Presentation).
Based upon the results of the second quarter of 2010, we reduced our forecasted results for the second half of 2010 and 2011. We believed these new forecasts constituted a triggering event. In accordance with the authoritative guidance, we performed a Step 1 analysis in August 2010 for our consolidated balance sheet dated June 30, 2010 by comparing our recalculated fair value based on our new forecast to our current carrying value in the second quarter. There were no indications of impairment as a result of this analysis.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	Total	Metro Traffic	Network Radio

Balance January 1, 2010	$38,917	$13,005	$25,912
Adjustments to opening balance	28	144	(116)

Balance at September 30, 2010	$38,945	$13,149	$25,796

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Gross amounts of goodwill, accumulated impairment losses and carrying amount of goodwill as of September 30, 2010 are as follows:

	Total	Metro Traffic	Network Radio
Goodwill	$89,346	$63,550	$25,796
Accumulated impairment losses from April 24, 2009 to September 30, 2010	(50,401)	(50,401)	—

Balance at September 30, 2010	$38,945	$13,149	$25,796

NOTE 7 — Debt:
On April 23, 2009, we completed the Refinancing and entered into a Credit Agreement that governs our Senior Credit Facility and a Securities Purchase Agreement that govern our Senior Notes. The Senior Credit Facility included a $15,000 senior unsecured revolving credit facility, which was increased to $20,000 as part of the August 17, 2010 amendment as described below and has a $2,000 letter of credit sub-facility, and a $20,000 unsecured non-amortizing term loan. As of September 30, 2010 and December 31, 2009, we had borrowed the entire amount under the term loan and $15,000 and $5,000, respectively, under the revolving credit facility. Additionally, as of September 30, 2010 and December 31, 2009, respectively, we had used $1,219 of the term loan availability for letters of credit as security for various leased properties.
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
In July 2010, as a result of our underperformance against our financial projections in late May and June of the second quarter of 2010, we reduced our forecasted results for the second half of 2010 and 2011. While these projections indicated that we would attain sufficient EBITDA to comply with the debt leverage covenants then in place for the four quarters beginning on September 30, 2010 (7.0, 6.5, 6.0 and 5.5 times, respectively). Management did not believe there was sufficient cushion in our EBITDA projections to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business in 2010 which as evidenced by our underperformance in late May and June 2010. Additionally, as of June 30, 2010, our available liquidity was $6,175, which was lower than our prior projections of liquidity, primarily as a result of our second quarter performance. Given our financial condition on June 30, 2010 and our revised projections, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity and to modify our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment described below. If we were to significantly underperform against our future financial projections, we may need to take additional actions designed to respond to or improve our financial condition and we cannot provide any assurance that any such actions would be successful in improving our financial position. As part of the August 17, 2010 amendments, Gores agreed to purchase an additional $15,000 of common stock, $5,000 of which was purchased on September 7, 2010 and $10,000 of which shall be purchased on February 28, 2011 or sooner depending on our needs. Notwithstanding the foregoing, if we shall have received net cash proceeds of at least $10,000 from the issuance and sale of Company qualified equity interests (as such term is defined in the Securities Purchase Agreement) to any person, other than in connection with (1) Gores’ $5,000 investment in 2010, and (2) any stock or option grant to our employees under a stock option plan or other similar incentive or compensation plan of the Company or upon the exercise thereof, Gores shall not be required to invest the aforementioned $10,000. As part of the amendment we entered into with our lenders on August 17, 2010, Gores agreed to purchase $10,000 in common stock on February 28, 2011 or earlier depending on our liquidity needs (“Gores $10,000 equity commitment”) and provided we have not received $10,000 in net cash proceeds from the sale of Company qualified equity interests (as defined in the Securities Purchase Agreement) after August 17, 2010. The purchase price of the common stock to be issued to Gores (if such commitment is funded) would be calculated using a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days, subject to a $4.00 per share minimum and a $9.00 per share maximum price. The Gores $10,000 equity commitment contains embedded features that have the characteristics of a derivative that is settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of the derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to the aforementioned $10,000 Gores equity commitment. On September 30, 2010, the fair market value of such Gores equity commitment was a liability of $1,478 resulting in other expense of $1,920 for the quarter ended September 30, 2010. We will continue to mark-to-market the value of the derivative for each reporting period until the expiration of the derivative.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As part of the third amendment to the Securities Purchase Agreement entered into on August 17, 2010, our adjusted debt leverage covenants were modified to 11.25 times for the next three quarters beginning on September 30, 2010, then stepping down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the remaining 2010 covenant levels of 11.25 in the Securities Purchase Agreement (applicable to the Senior Notes) are 12.95 in the Credit Agreement (governing the Senior Credit Facility). We have accrued additional interest expense for amendment fees for the nine months ended September 30, 2010 of $1,495.
Long-term debt, including current maturities of long-term debt and debt Due to Gores, is as follows:

	September 30, 2010	December 31, 2009
Senior Secured Notes due July 15, 2012 (1)	$100,631	$110,762
Due to Gores (1)	10,144	11,165
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	15,000	5,000

	$145,775	$146,927

(1)
The applicable interest rate on such debt is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. For the nine months ended September 30, 2010, interest expense on the debt to Due to Gores was $1,195. The Due to Gores debt was reduced by its pro-rata share of the $15,500 payments we made to pay down the Senior Notes. PIK interest is not due until maturity.

(2)
The applicable interest rate on such debt was 7.0% as of September 30, 2010 and December 31, 2009. The interest rate is variable and is payable at the greater of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option.

NOTE 8 — Fair Value Measurements:
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable and borrowings. The fair value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving credit facility approximated carrying values because of the short-term nature of these instruments. The estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. The carrying amount and estimated fair value for our borrowings are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings (short and long term)	$130,775	$131,789	$141,927	$148,425
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments (1)	$754	$—	$—	$968	$—	$—

Liabilities
Derivative liability (2)	$—	$1,478	$—	$—	$—	$—

(1)	Included in other assets

(2)	Gores $10,000 equity commitment which is included in accrued expenses and other liabilities
NOTE 9 — Equity-Based Compensation:
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
Stock Options
Options granted under our equity compensation plans vest over periods ranging from 2 to 5 years, generally commencing on the anniversary date of each grant. Options expire within ten years from the date of grant. On February 12, 2010, our Board granted 1,998 options with an exercise price of $6.00 to 56 employees, which vest over 3 years. When made, these stock options were subject to approval of the 2010 Plan by our stockholders which approval was obtained on July 30, 2010 at our annual meeting of stockholders. In accordance with the authoritative guidance, the options were considered outstanding on February 12, 2010 because formal approval was essentially a formality, given that Gores owned 74.3% of our common stock at that time, which constituted enough votes to approve the 2010 Plan and options.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock option activity for the period from January 1, 2010 to September 30, 2010 is as follows:

		Weighted
		Average Exercise
	Shares	Price Per share
Outstanding January 1, 2010	28.6	$1,345
Granted	1,998.0	$6
Exercised	—	$—
Cancelled, forfeited or expired	(146.9)	$40

Outstanding September 30, 2010	1,879.7	$24

Options exercisable September 30, 2010	18.6	$1,709

Aggregate estimated fair value of options vesting during the nine months ended September 30, 2010	$1,099

At September 30, 2010, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 5.82 years. Additionally, at September 30, 2010, 1,709.5 options were expected to vest with a weighted average exercise price of $26, a weighted average remaining term of 9.33 years and an aggregate intrinsic value of $4,049. No options were exercised during the nine months ended September 30, 2010. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of September 30, 2010, there was $7,260 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.27 years.
The estimated fair value of options granted during the first nine months of 2010 was measured on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions as follows:

Risk-free interest rate	2.35%
Expected term (years)	5.0
Expected volatility	98.6%
Expected dividend yield	0.00%
Weighted average fair value of options granted	$4.47
Restricted Stock
Restricted stock granted under our 2005 Plan vests over periods ranging from 2 to 4 years, generally commencing on the anniversary date of each grant. Recipients of restricted stock are entitled to the same dividends and voting rights as common stock and, once issued, such stock is considered to be currently issued and outstanding (even when unvested). The cost of restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, was expensed ratably over the vesting period. As of September 30, 2010, there was no unearned compensation cost related to restricted stock.
Restricted stock activity for the period from January 1, 2010 to September 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding January 1, 2010	0.8	$1,504
Granted	—	—
Vested	(0.8)	$1,504
Forfeited	—	—

Outstanding September 30, 2010	—	—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Stock Units
With rare exceptions, RSUs are typically awarded only to directors, not to officers or key employees. Under the 2005 Plan (the only plan under which RSU awards have been issued to date), RSUs previously awarded to our directors vest over 3 years. Directors’ RSUs vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2005 Plan. RSUs are payable in newly issued shares of our common stock. Recipients of RSUs are entitled to receive dividend equivalents (subject to vesting) when and if we pay a cash dividend on our common stock. Such dividend equivalents are payable, in newly issued shares of common stock, only upon the vesting of the related restricted shares. Unlike restricted stock, RSUs do not have the same voting rights as common stock, and the shares underlying the RSUs are not considered to be issued and outstanding until they vest. In 2010, our Compensation Committee determined that the independent non-employee directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards also will vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. On July 30, 2010, the date of our 2010 annual meeting of stockholders, 15 RSUs in the aggregate with a grant date fair value of $7.00 were granted under the 2010 Plan to our independent non-employee directors. As of September 30, 2010, unearned compensation cost related to RSUs was $96.
RSU activity for the period from January 1, 2010 to September 30, 2010 is as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Outstanding January 1, 2010	0.1	$1,314
Granted	15.0	7
Converted to common stock	—	—
Forfeited	—	—

Outstanding September 30, 2010	15.1	$22

Compensation expense related to equity-based awards was $790, $2,671, $1,533, $2,385 and $2,110 for the three and nine month periods ended September 30, 2010, the three months ended September 30, 2009, the period from April 24, 2009 to September 30, 2009 and the period from January 1, 2009 to April 23 2009, respectively.
NOTE 10 — Comprehensive Income (Loss):
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24 to	January 1 to
	2010	2009	September 30, 2010	September 30, 2009	April 23, 2009
Net loss	$(7,239)	$(53,550)	$(19,380)	$(59,734)	$(18,961)
Unrealized gain (loss) on marketable securities, net of income taxes	(225)	57	(126)	(38)	219

Comprehensive loss	$(7,464)	$(53,493)	$(19,506)	$(59,772)	$(18,742)

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 11 — Income Taxes
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
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. As such, no valuation allowance was recorded during the nine months ended September 30, 2010 or 2009 or for the year ended December 31, 2009. We will continue to assess the need for a valuation allowance at each future reporting period.
NOTE 12 — Restructuring Charges:
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
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded $518, $3,976, $3,976 and $14,100, of restructuring charges in the first nine months of 2010, the year ended December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the second half of 2008, respectively. We also recorded $1,021 in expense as changes in estimates as a result of revisions to estimated cash flows from our closed facilities in the first nine months of 2010. The Metro Traffic re-engineering initiative has been completed. We do not expect to incur any further material costs in connection with this initiative (other than adjustments for changes, if any, resulting from revisions to estimated facilities sublease cash flows after the cease-use date (i.e., the day we exited the facilities)) and we anticipate that the accrued expense balances will be paid over the next 8 years.
In the second quarter of 2010, we restructured certain areas of the Network Radio and Metro Traffic segments (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that will reduce our workforce levels during 2010, and additional actions to reduce our workforce as an extension of the Metro Traffic re-engineering. In connection with the 2010 Program, we recorded $263 and $883 of costs for the three and nine months ended September 31, 2010, respectively. We expect all costs related to the 2010 Program to be incurred by the end of 2010.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The restructuring charges included in the Consolidated Statement of Operations are comprised of the following:

	Balance		Changes in	Utilization		Balance
	January 1, 2010	Additions	Estimates	Cash	Non-Cash	September 30, 2010
Metro-Traffic
Severance	$1,537	$69	$—	$(1,440)	$—	$166
Facilities Consolidation	3,677	352	1,021	(1,155)	—	3,895
Contract Terminations	1,750	97	—	(1,820)	—	27

Total	6,964	518	1,021	(4,415)	—	4,088

2010 Program
Severance	—	883	—	(806)	—	77

Total	—	883	—	(806)	—	77

Total Restructuring	$6,964	$1,401	$1,021	$(5,221)	$—	$4,165

NOTE 13 — Special Charges:
The special charges line item on the Consolidated Statement of Operations is comprised of the following and is described below:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24 to	January 1 to
	2010	2009	September 30, 2010	September 30, 2009	April 23, 2009
Debt agreement costs	$847	$—	$1,662	$—	$—
Employment claim settlements	—	—	493	—	—
Gores and Glendon fees	176	—	625	—	—
Fees related to the Refinancing	30	661	192	957	12,699
Corporate development costs	297	—	906	—	—
Regionalization costs	146	159	417	231	120

	$1,496	$820	$4,295	$1,188	$12,819

The debt agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement (see Note 7 — Debt). Employment claim settlements are related to employee terminations that occurred prior to 2008. Gores and Glendon fees are related to professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Fees related to the Refinancing for the first nine months of 2009 include transaction fees and expenses related to negotiation of definitive documentation, including the fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g., Westwood One, the banks, noteholders and Wells Fargo) and other professional fees. Fees related to the Refinancing for the first nine months of 2010 include tax consulting costs related to the finalization of the income tax treatment of the Refinancing. Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions and dispositions. Regionalization costs are expenses we have incurred as a result of reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers, which primarily consisted of facility expenses.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 14 — Segment Information:
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Revenue, OIBDA, depreciation and amortization and capital expenditures are summarized below by segment:

					Predecessor
	Successor Company				Company
	Three Months Ended			For the Period	For the Period
	September 30,		Nine Months Ended	April 24 to	January 1 to
	2010	2009	September 30, 2010	September 30, 2009	April 23, 2009
Revenue
Metro Traffic	$43,728	$38,026	$124,403	$68,719	$47,479
Network Radio	44,224	40,448	139,835	67,799	63,995

	$87,952	$78,474	$264,238	$136,518	$111,474

Segment OIBDA
Metro Traffic (1)	$1,646	$212	$2,817	$1,946	$(613)
Network Radio (1)	3,167	2,899	11,157	6,199	(573)
Corporate expenses	(1,363)	(2,489)	(6,222)	(4,002)	(3,168)
Goodwill and intangible impairment	—	(50,501)	—	(50,501)	—
Restructuring and special charges	(2,057)	(2,192)	(6,717)	(4,014)	(16,795)

OIBDA	1,393	(52,071)	1,035	(50,372)	(21,149)
Depreciation and amortization	(4,506)	(8,065)	(13,691)	(13,910)	(2,584)

Operating loss	(3,113)	(60,136)	(12,656)	(64,282)	(23,733)
Interest expense	(5,822)	(4,925)	(17,191)	(9,617)	(3,222)
Other (expense) income	(1,920)	(70)	(1,918)	(66)	359

Loss before income taxes	(10,855)	(65,131)	(31,765)	(73,965)	(26,596)
Income tax benefit	(3,616)	(11,581)	(12,385)	(14,231)	(7,635)

Net Loss	$(7,239)	$(53,550)	$(19,380)	$(59,734)	$(18,961)

Depreciation and amortization:
Metro Traffic	$3,039	$5,437	$9,378	$9,794	$1,480
Network Radio	1,461	2,621	4,293	4,103	1,096
Corporate	6	7	20	13	8

	$4,506	$8,065	$13,691	$13,910	$2,584

Capital expenditures:
Metro Traffic	$818	$100	$3,410	$1,093	$878
Network Radio	1,686	709	3,606	1,262	506
Corporate	14	—	42	—	—

	$2,518	$809	$7,058	$2,355	$1,384

(1)	Segment operating (loss) income includes allocations of certain corporate overhead expenses such as accounting and legal costs, bank charges, insurance, information technology etc.
Identifiable assets by segment at September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010	December 31, 2009
Metro Traffic	$144,339	$147,387
Network Radio	125,297	131,632
Corporate	19,553	28,299

	$289,189	$307,318

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
NOTE 15 — Recent Accounting Pronouncements:
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removed the requirement that an SEC registrant disclose the date through which subsequent events are evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of our evaluations of subsequent events. This ASU became effective upon issuance. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 — Fair Value Measurements. These new disclosure requirements are effective for the period ending September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. As such, we adopted the new guidance in the second quarter ended September 30, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for our acquisition of Jaytu Technologies, LLC, doing business as Sigalert, in the fourth quarter of 2009.

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
For the last several years, our Network Radio revenue was trending downward due principally to reductions in national audience levels and lower clearance and audience levels of our affiliated stations. Similarly, our local/regional revenue was trending downward due principally to increased competition, reductions in our local/regional sales force and an increase in the amount of 10 second inventory being sold by radio stations. Our operating performance has also been affected by the weakness in the United States economy and advertiser demand for radio-related advertising products. In the first quarter of 2010, radio advertising spending began to improve and our radio revenue began to increase, particularly in the Network Radio business. In the nine months ended September 30, 2010, revenue in each of our Network and Metro Traffic businesses increased by 6.1% and 7.1%, respectively, reflecting improvements in radio advertising spending which has been somewhat constrained by continuing sluggishness in the economy.

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
We engaged consultants to assist us in determining the most cost effective manner to gather and disseminate traffic information to our constituents. As a result, we announced the Metro Traffic re-engineering initiative that was implemented in the last half of 2008. The modifications to the Metro Traffic business were part of a series of re-engineering initiatives identified by us to improve our operating and financial performance in the near-term, while setting the foundation for profitable long-term growth. These changes resulted in a reduction of staff levels and the consolidation of operations centers into 13 regional hubs by the end of 2009.
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

For purposes of providing a comparison between our 2010 results and the corresponding 2009 periods, we have presented our 2009 results as the mathematical addition of the Predecessor Company and Successor Company for the nine months ended September 30, 2009. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. We have presented a reconciliation of our financial statements to the combined total, which is a non-GAAP measure.

	Successor Company	Predecessor Company	Combined Total
	For the Period April 24 to	For the Period January 1 to	Nine Months Ended
	September 30, 2009	April 23, 2009	September 30, 2009
Revenue	$136,518	$111,474	$247,992

Operating costs	126,500	111,309	237,809
Depreciation and amortization	13,910	2,584	16,494
Corporate general and administrative expenses	5,875	4,519	10,394
Goodwill and intangible impairment	50,501	—	50,501
Restructuring charges	2,826	3,976	6,802
Special charges	1,188	12,819	14,007

Total expenses	200,800	135,207	336,007

Operating loss	(64,282)	(23,733)	(88,015)

Interest expense	9,617	3,222	12,839
Other expense (income)	66	(359)	(293)

Loss before income tax	(73,965)	(26,596)	(100,561)
Income tax benefit	(14,231)	(7,635)	(21,866)

Net loss	$(59,734)	$(18,961)	$(78,695)

Results of Operations
We are organized into two business segments; Metro Traffic and Network Radio.
Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,200 radio and 165 television stations, which include stations in over 80 of the top 100 Metropolitan Statistical Area (“MSA”) markets in the U.S. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers (typically 10 and 15 second radio spots embedded within our information reports and 30 second spots in television). We provide broadcasters a cost-effective alternative to gathering and delivering their own traffic and local information reports and offer advertisers a more efficient, broad reaching alternative to purchasing advertising directly from individual radio and television stations.
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

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
Revenue
Revenue presented by operating segment for the three month periods ending September 30, 2010 and 2009 is as follows:

			Favorable (Unfavorable)
	2010	2009	$ Amount	%
Metro Traffic	$43,728	$38,026	$5,702	15.0%
Network Radio	44,224	40,448	3,776	9.3%

Total (1)	$87,952	$78,474	$9,478	12.1%

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the three months ended September 30, 2010, revenue increased $9,478, or 12.1%, to $87,952 compared with $78,474 for the three months ended September 30, 2009. The increase is the result of higher revenue in both segments of our business, primarily from increased advertising revenue.
Metro Traffic revenue for the three months ended September 30, 2010 increased $5,702, or 15.0%, to $43,728 from $38,026 for the same period in 2009. Metro Traffic revenue increased primarily as a result of an increase in Metro Traffic radio advertising revenue of $4,582, mainly from the financial services, auto, retail and quick service restaurant sectors, and Metro Television revenue of $1,120.
For the three months ended September 30, 2010, Network Radio revenue was $44,224 compared to $40,448 for the comparable period in 2009, an increase of 9.3%, or $3,776. The increase resulted from increased advertising revenue from our sports programs (primarily NCAA football and NFL related programs), new programming for The Weather Channel, other news programming and music programs (primarily country music programs), partially offset by decreased advertising revenue from our talk radio programming.
Operating Costs
Operating costs for the three months ended September 30, 2010 and 2009 are as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%
Payroll and payroll related	$21,425	$19,629	$(1,796)	(9.1)%
Programming and production	21,528	19,537	(1,991)	(10.2)%
Program and operating	9,059	6,651	(2,408)	(36.2)%
Station compensation	19,328	18,072	(1,256)	(6.9)%
Other operating expenses	10,816	10,401	(415)	(4.0)%

	$82,156	$74,290	$(7,866)	(10.6)%

Operating costs increased $7,866, or 10.6%, to $82,156 in the third quarter of 2010 from $74,290 in the third quarter of 2009. The increase in operating costs is a result of higher program commission and broadcast rights costs of $3,287 (included in programming and production), increased cash buys for television and local radio inventory of $2,079 (included in program and operating), higher station compensation of $1,256 for non-affiliate inventory deals, higher sales commissions and variable compensation tied to revenue of $1,085 and higher salaries and wages of $637 (included in payroll and payroll related), reflecting additional sales force hires in the first nine months of 2010. This was partially offset by the cost savings in payroll resulting from our re-engineering and cost reduction programs in the last half of 2008 and 2009. There was also an increase in other expenses of $182 and a decrease in aviation expense of $660 (included in programming and production).
Depreciation and Amortization
Depreciation and amortization decreased $3,559, or 44.1%, to $4,506 in the third quarter of 2010 from $8,065 in the third quarter of 2009. The decrease is primarily attributable to higher amortization expense in 2009 from insertion orders that were recorded as a result of the Refinancing (and fully amortized by the end of 2009) and our application of “push down” acquisition accounting, partially offset by increased depreciation and amortization from our additional investments in systems and infrastructure in 2010.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $1,216, or 34.1%, to $2,346 for the three months ended September 30, 2010 compared to $3,562 for the three months ended September 30, 2009. The decrease is principally due to the decreases in equity-based compensation expense of $743 and group health insurance costs of $543.
Restructuring Charges
During the three months ended September 30, 2010 and 2009, we recorded $561 and $1,372, respectively, for restructuring charges. For the 2010 period, restructuring charges included Metro Traffic re-engineering costs of $401 for real estate expenses as a result of revisions to estimated cash flows from our closed facilities (including estimates for subleases) and severance costs of $160, primarily related to the 2010 Program.
Special Charges
We incurred expenses aggregating $1,496 and $820 in the third quarter of 2010 and 2009, respectively. Special charges in the third quarter of 2010 included fees of $847 related to the debt agreements, including the cost to amend our Securities Purchase Agreement and Credit Agreement, Gores and Glendon fees of $206, professional fees related to the evaluation of potential business development activity of $297 (including acquisitions and dispositions), and $146 for fees primarily related to regionalization costs. Special charges in the third quarter of 2009 were expenses primarily related to consulting fees for our financial advisors and other professional fees.
Goodwill Impairment
During the third quarter of 2009, we incurred a goodwill impairment charge in our Metro Traffic segment of $50,401 as a result of a continued decline in our operating performance at that time and an impairment charge related to intangible assets in our Metro Traffic segment of $100.
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

OIBDA for the three months ending September 30, 2010 and 2009 is as follows:

			Favorable (Unfavorable)
	2010	2009	$ Amount	%
Metro Traffic	$1,646	$212	$1,434	676.4%
Network Radio	3,167	2,899	268	9.2%
Corporate expenses	(1,363)	(2,489)	1,126	45.2%
Goodwill and intangible impairment	—	(50,501)	50,501	n/a
Restructuring and special charges	(2,057)	(2,192)	135	6.2%

OIBDA	1,393	(52,071)	53,464	n/a
Depreciation and amortization	(4,506)	(8,065)	3,559	44.1%

Operating loss	$(3,113)	$(60,136)	$57,023	94.8%

OIBDA for the three months ended September 30, 2010 increased $53,464 to $1,393 from a loss of $52,071 for the same period in 2009. This increase is primarily attributable to the absence of the 2009 charge for goodwill and intangible impairment of $50,501.
Metro Traffic
OIBDA in our Metro Traffic segment increased by $1,434 to $1,646 in 2010 compared to $212 in 2009. The increase in OIBDA was due to an increase in revenue of $5,702, as described above, partially offset by increased operating costs of $4,268, primarily from increased program and operating costs of $2,528 from higher cash buys, payroll-related costs of $1,533 and station compensation of $742. These increases in operating costs were partially offset by decreases in production and programming costs of $384 and other expenses of $151.
Network Radio
OIBDA in our Network Radio segment increased by $268 to $3,167 in 2010 compared to $2,899 in 2009. The increase in OIBDA was primarily due to increases revenue of $3,776, as described above, and lower program and operating costs of $341, partially offset by increased programming and production costs of $2,595, primarily from program commissions for The Weather Channel, NCAA football, NFL related programs and music related programs, station compensation of $515, payroll-related costs of $263, and other operating costs of $476.
Operating Loss
The operating loss for the three months ended September 30, 2010 decreased to $3,113 from $60,136 for the same period in 2009. This decrease is primarily attributable to the absence of the 2009 charges for goodwill and intangible impairment of $50,501, lower depreciation and amortization of $3,559 and lower corporate expense of $1,126, as well as higher OIBDA in Metro Traffic of $1,434 and Network Radio of $268.
Interest Expense
Interest expense increased $897, or 18.2%, to $5,822 in the third quarter of 2010 from $4,925 in the third quarter of 2009, reflecting higher average levels of debt outstanding, primarily as the accrued PIK interest, partially offset by partial repayments of our Senior Loans outstanding in 2010, costs related to the amendment to the Securities Purchase Agreement entered into on March 30, 2010 and increased interest expense related to capital leases.
Other Expense
Other expense in the third quarter of 2010 was $1,920 which represents the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constitutes an embedded derivative and was valued in our third quarter financial statements in accordance with derivative accounting. See Note 7 — Debt for additional detail.

Provision for Income Taxes
Income tax benefit in the third quarter of 2010 was $3,616 compared with a tax benefit of $11,581 in the third quarter of 2009. Our effective tax rate for the quarter ended September 30, 2010 was approximately 33.3% as compared to 17.8% for the same period in 2009. The lower effective rate in 2009 is primarily the result of the non-deductibility of the goodwill impairment charges, certain special charges and restructuring charges.
Net Loss
Our net loss for the third quarter of 2010 decreased to $7,239 from a net loss of $53,550 in the third quarter of 2009, which represented an improvement of $46,311, which is primarily attributable to the absence of the 2009 charges for goodwill and intangible impairment of $50,501. Net loss per share for basic and diluted shares was $(0.35) in the third quarter of 2010, compared with net loss per share for basic and diluted of $(10.03) in the third quarter of 2009.
Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009
Revenue
Revenue presented by operating segment for the nine month periods ending September 30, 2010 and 2009 is as follows:

			Favorable (Unfavorable)
	2010	2009	$ Amount	%

Metro Traffic	$124,403	$116,198	$8,205	7.1%
Network Radio	139,835	131,794	8,041	6.1%

Total (1)	$264,238	$247,992	$16,246	6.6%

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the nine months ended September 30, 2010, revenue increased $16,246, or 6.6%, to $264,238 compared with $247,992 for the nine months ended September 30, 2009. The increase is the result of higher revenue in both segments of our business.
Metro Traffic revenue for the nine months ended September 30, 2010 increased $8,205, or 7.1%, to $124,403 from $116,198 for the same period in 2009. The increase in Metro Traffic revenue was principally related to an increase in the revenue from Metro Traffic radio advertising of $6,520, primarily in the financial services, quick service restaurant, retail and automotive sectors, partially offset by decreases in the travel and entertainment and home services sectors. It also reflects an increase in Metro Television advertising of $1,685.
For the nine months ended September 30, 2010, Network Radio revenue was $139,835 compared to $131,794 for the comparable period in 2009, an increase of 6.1%, or $8,041. The increase resulted from increased sports advertising revenue primarily related to NFL-related programs, the NCAA Men’s College Basketball Tournament, the 2010 Winter Olympics, NCAA football and music programming, principally country music, and new programming for The Weather Channel and other news programming. These increases were partially offset by a decline in advertising revenue from our talk radio programs and the cancellation of certain talk programs.

Operating Costs
Operating costs for the nine months ended September 30, 2010 and 2009 are as follows:

			Favorable / (Unfavorable)
	2010	2009	$ Amount	%

Payroll and payroll related	$63,317	$60,344	$(2,973)	(4.9)%
Programming and production	69,169	70,373	1,204	1.7%
Program and operating	25,231	17,870	(7,361)	(41.2)%
Station compensation	56,427	56,175	(252)	(0.4)%
Other operating expenses	33,168	33,047	(121)	(0.4)%

	$247,312	$237,809	$(9,503)	(4.0)%

Operating costs increased $9,503, or 4.0%, to $247,312 in the first nine months of 2010 from $237,809 in the first nine months of 2009. The increase is primarily from increased cash buys for television and local radio inventory of $6,868 (included in program and operating), program commissions and broadcast rights of $4,776 (included programming and production), commissions of $2,549 and salaries and wages of $403 (included in payroll and payroll related), reflecting additional sales force hires in the first nine months of 2010 and variable compensation tied to revenue. This was partially offset by the cost savings in payroll resulting from our re-engineering and cost reduction programs in the last half of 2008 and 2009. All other operating costs, including station compensation increased $305. These operating cost increases were partially offset by the decrease in talent and news agreements fees of $2,766 and aviation expense of $2,632 (included in programming and production).
Depreciation and Amortization
Depreciation and amortization decreased $2,803, or 17.0%, to $13,691 in the first nine months of 2010 from $16,494 in the first half of 2009. The decrease is primarily attributable to higher amortization expense in 2009 from insertion orders that were recorded as a result of the Refinancing and our application of “push down” acquisition accounting, partially offset by increased depreciation and amortization from our additional investments in systems and infrastructure and lower amortization of intangibles prior to the Refinancing and our application of “push down” acquisition accounting.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $1,220 or 11.7%, to $9,174 for the nine months ended September 30, 2010 compared to $10,394 for the nine months ended September 30, 2009. The decrease is principally due to decreases in equity-based compensation expense of $1,824, partially offset by higher accounting and audit fees of $878.
Restructuring Charges
During the nine months ended September 30, 2010 and 2009, we recorded $2,422 and $6,802, respectively, for restructuring charges. For the nine months ended September 30, 2010, restructuring charges included Metro Traffic re-engineering costs for real estate expenses of $1,373 (including $1,021 from revisions to estimated cash flows from our closed facilities, including estimates for subleases), $97 for contract terminations and severance of $952 (including $883 for the 2010 Program).
Special Charges
We incurred expenses aggregating $4,295 and $14,007 in the first nine months of 2010 and 2009, respectively. Special charges in the first nine months of 2010 included fees of $1,662 related to the debt agreements, including the cost to amend our Securities Purchase Agreement and Credit Agreement, employment claim settlements related to employee terminations that occurred prior to 2008 of $493, Gores and Glendon fees of $625, fees related to the finalization of the income tax treatment of the Refinancing of $192, professional fees related to the evaluation of potential business development activities, including acquisitions and dispositions, of $906 and fees primarily related to regionalization costs of $417.

Goodwill Impairment
During the third quarter of 2009, we incurred a goodwill impairment charge in our Metro Traffic segment of $50,401 as a result of a continued decline in our operating performance.
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
OIBDA for the nine months ending September 30, 2010 and 2009 is as follows:

			Favorable (Unfavorable)
	2010	2009	$ Amount	%
Metro Traffic	$2,817	$1,333	$1,484	111.3%
Network Radio	11,157	5,626	5,531	98.3%
Corporate expenses	(6,222)	(7,170)	948	13.2%
Goodwill and intangible impairment	—	(50,501)	50,501	n/a
Restructuring and special charges	(6,717)	(20,809)	14,092	67.7%

OIBDA	1,035	(71,521)	72,556	n/a
Depreciation and amortization	(13,691)	(16,494)	2,803	17.0%

Operating loss	$(12,656)	$(88,015)	$75,359	85.6%

OIBDA was $962 for the nine months ended September 30, 2010 and increased from a loss of $71,521 for the same period in 2009. This increase is primarily attributable to the absence of the 2009 charge for goodwill and intangible impairment of $50,501, lower restructuring and special charges of $14,019 and an increased OIBDA in Network Radio of $5,531 and Metro Traffic of $1,484.
Metro Traffic
OIBDA in our Metro Traffic segment increased $1,484 to $2,817 in 2010 compared to $1,333 in 2009. The increase was primarily due to an increase in revenue of $8,205, lower programming and production costs of $2,207 and a reduction in other operating expenses of $1,463. These improvements were partially offset by increased program and operating costs of $7,003, resulting primarily from cash buys for television and local radio inventory, payroll and payroll-related expenses of $2,171 and station compensation of $1,217.
Network Radio
OIBDA in our Network Radio segment increased by $5,531 to $11,157 in 2010 compared to $5,626 in 2009. The increase in OIBDA was due to an increase in revenue of $8,041 and a decrease in station compensation of $966. These increases in OIBDA were partially offset by higher programming and operating expenses of $1,224 related to program commissions for NFL related programs, NCAA football and country music programs and broadcast rights for the 2010 Winter Olympics, other operating expenses of $1,313, payroll and payroll-related costs of $801 and program and operating costs of $138.
Operating Loss
The operating loss for the nine months ended September 30, 2010 decreased to $12,656 from $88,015 for the same period in 2009. This decrease is primarily attributable to the absence of the 2009 charge for goodwill and intangible impairment of $50,501, lower restructuring and special charges of $14,092, an increase OIBDA in Network Radio of $5,531 and Metro Traffic of $1,484, lower depreciation and amortization of $2,803, and lower corporate expenses of $948.

Interest Expense
Interest expense increased $4,352, or 33.9%, to $17,191 in the first nine months of 2010 from $12,839 in the first nine months of 2009, reflecting a higher rate of interest on a slightly lower average level of debt outstanding, primarily as a result of the Refinancing, costs related to the amendment to the Securities Purchase Agreement entered into on March 30, 2010 and increased interest expense related to capital leases.
Other Expense
Other expense in the first nine months of 2010 was $1,918 which primarily represents the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constitutes an embedded derivative and was valued in our third quarter financial statements in accordance with derivative accounting. See Note 7 — Debt for additional detail.
Provision for Income Taxes
Income tax benefit in the first nine months of 2010 was $12,385 compared with a tax benefit of $21,866 in the first nine months of 2009. Our effective tax rate for the nine months ended September 30, 2010 was 39.0% as compared to 21.7% for the same period in 2009. The lower effective rate in 2009 is primarily the result of the non-deductibility of the goodwill impairment charges, certain special charges and restructuring charges. An additional tax benefit of $590 was recorded in the nine months ended September 30, 2010 related to an increase in our federal income tax refund arising from a change in the determination of the deductibility of certain costs for the twelve months ended December 31, 2009. These additional income tax benefits are primarily related to deductions taken in U.S. federal filings for which it is more likely than not that those deductions would be sustained on their technical merits.
Net Loss
Our net loss for the first nine months of 2010 decreased to $19,380 from a net loss of $78,695 in the first nine months of 2009, which represented an improvement of $59,315, which is primarily attributable to the absence of the 2009 charges for goodwill and intangible impairment of $50,501. Net loss per share for basic and diluted shares was $(0.94) in the first nine months of 2010, compared with net loss per share for basic and diluted of $(34.28) in the first nine months of 2009.
Cash Flows
Net cash provided by (used in) operating activities was $7,426 for the nine months ended September 30, 2010 and $(17,255) for the nine months ended September 30, 2009, an increase of $24,681 in net cash provided by operating activities. The increase was principally attributable to a lower net loss of $59,315, a federal tax refund of $12,940, a lower net decrease in our deferred taxes of $10,530, change in fair value of derivative liability of $1,920 and higher PIK interest of $1,426. These items were partially offset by the absence of the 2009 goodwill and intangible asset impairment charge of $50,501, changes in other assets and liabilities of $5,630, depreciation and amortization of $2,803, equity-based compensation of $1,824, lower loss on disposal of assets of $361 and amortization of deferred financing costs of $331.
While our business at times does not require significant cash outlays for capital expenditures, capital expenditures in the first nine months of 2010 increased to $7,058, compared to $3,739 for the first nine months of 2009, primarily as a result of payments related to investment in internal use software we installed.
Cash (used in) provided by financing activities was $(1,134) for the first nine months of 2010 compared to $19,125 in the first nine months of 2009. On June 4, 2010, as part of the Securities Purchase Agreement amendment entered into on March 30, 2010, we paid down our Senior Notes by $12,000 and, as part of the amendment entered into on October 14, 2009, we paid down our Senior Notes by $3,500 on March 31, 2010. We borrowed $10,000 under our revolving credit facility during the first nine months of 2010 and received $5,000 for the issuance of common stock to Gores. During the first nine months of 2009 we received proceeds from a term loan of $20,000 and proceeds from the issuance of preferred stock of $25,000, which was partially offset by the repayment of debt of $25,000.

Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures, and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt. Our available liquidity on September 30, 2010 was $7,839. As part of the August 17, 2010 amendments, Gores agreed to purchase an additional $15,000 of common stock, $5,000 of which was purchased on September 7, 2010 and $10,000 of which shall be purchased on February 28, 2011 or sooner depending on our needs (also referred to in this report as the Gores $10,000 equity commitment). Notwithstanding the foregoing, if we shall have received net cash proceeds of at least $10,000 from the issuance and sale of Company qualified equity interests (as such term is defined in the Securities Purchase Agreement) to any person, other than in connection with (1) Gores’ $5,000 investment in the third quarter of 2010, and (2) any stock or option grant to our employees under a stock option plan or other similar incentive or compensation plan of the Company or upon the exercise thereof, Gores shall not be required to invest the aforementioned $10,000.
While all of our businesses performed in accordance with our third quarter projections, our liquidity level was adversely affected by our second quarter performance. As a result of the foregoing, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity and to modify our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment described in Note 7 – Debt. If we were to underperform against our future financial projections, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position.
Existing Indebtedness
On March 31, 2010 and June 4, 2010, we repaid $3,500 and $12,000, respectively, of the Senior Notes. Accordingly, as of September 30, 2010, our existing debt totaled $145,775. Such included $110,775 of Senior Notes (which includes $10,144 of debt Due to Gores) and $35,000 of debt outstanding under the Senior Credit Facility, comprised of a $20,000 unsecured, non-amortizing term loan revolver and a $20,000 revolving credit facility of which $15,000 was outstanding on September 30, 2010 (not including $1,219 used for letters of credit as security on various leased properties). As described above, on August 17, 2010, we amended our debt agreements, which resulted in our Senior Credit Facility being increased to $20,000 from $15,000. The Senior Credit Facility (including the increased revolver) matures on July 15, 2012 and is guaranteed by our subsidiaries and Gores. The Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of September 30, 2010, the cumulative PIK interest was $8,777.
The Senior Notes mature on July 12, 2012 and may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by our subsidiaries and are secured by a first priority lien on substantially all of our assets.
Both the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. As part of the August 17, 2010 amendments, the holders of the Senior Notes and Wells Fargo agreed to amend the restrictive covenants regarding investments permitting us to make certain investments of up to $20,000 in certain twelve month periods as described in more detail in the debt amendments. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the Senior Notes over our Adjusted EBITDA) referred to in this report as our debt leverage covenant. The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement.

Adjusted EBITDA for the nine months ended June 30, 2010 was $12,868. Under the terms of our Senior Notes, in order to have satisfied our 11.25 to 1.00 covenant for the twelve month period ended September 30, 2010, we had to realize Adjusted EBITDA (loss) for the three months ended September 30, 2010 of no more than $(3,021). For the three months ended September 30, 2010 our Adjusted EBITDA was $4,490, which was $7,511 in excess of the required Adjusted EBITDA. As a point of reference, our Adjusted EBITDA for the three months ended September 30, 2009 was $2,154.
In order to satisfy our 11.25 to 1.00 covenant for the twelve month period ending December 31, 2010, we must realize a minimum Adjusted EBITDA (loss) for the three months ended December 31, 2010 of no more than $(1,299). This compares to our Adjusted EBITDA for the three months ended December 31, 2009 of $6,089. Adjusted EBITDA for the trailing nine months ended September 30, 2010 was $11,269.
In order to satisfy our 11.25 to 1.00 covenant for the twelve month period ending March 31, 2011, we must realize a minimum Adjusted EBITDA of $962 for the six months ended March 31, 2011. This compares to our Adjusted EBITDA for the six months ended March 31, 2010 of $8,226. Adjusted EBITDA for the six months ended September 30, 2010 was $9,132.
In order to satisfy our 11.00 to 1.00 covenant for the twelve month period ending June 30, 2011, we must realize a minimum Adjusted EBITDA of $5,963 for the nine months ended June 30, 2011. This compares to our Adjusted EBITDA for the nine months ended June 30, 2010 of $12,868. Adjusted EBITDA for the three months ended September 30, 2010 was $4,490.
In order to satisfy our 10.00 to 1.00 covenant for the twelve month period ending September 30, 2011, we must realize a minimum Adjusted EBITDA of $11,642 for the twelve months ended September 30, 2011. This compares to our Adjusted EBITDA for the twelve months ended September 30, 2010 of $17,358.
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

			Required Last Twelve Months
	Maximum Senior Leverage Ratio	Principal Amount of Senior Notes	(LTM) Minimum Adjusted
Quarter Ending	Covenant	Estimated Outstanding (Includes PIK)(1)	EBITDA(1)
9/30/2010	11.25 to 1.0	110,775	9,847
12/31/2010	11.25 to 1.0	112,160	9,970
3/31/2011	11.25 to 1.0	113,562	10,094
6/30/2011	11.00 to 1.0	114,981	10,453
9/30/2011	10.00 to 1.0	116,418	11,642
12/31/2011	9.00 to 1.0	117,874	13,097
3/31/2012	8.00 to 1.0	119,347	14,918
6/30/2012	7.50 to 1.0	120,839	16,112

(1)	The above chart does not reflect any loan repayments from the proceeds from the sale of investments, valued at $754 at September 30, 2010, as required by the terms of the August 17, 2010 amendments.
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
Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash (used in) provided by operating activities	$(5,796)	$(2,151)	$7,426	$(17,255)
Interest expense	5,822	4,925	17,191	12,839
Income taxes (benefit)	(3,616)	(11,581)	(12,385)	(21,866)
Restructuring	561	1,372	2,422	6,802
Special charges and other (1)	1,496	820	4,891	14,007
Sigalert earn-out (2)	250	—	250	—
Investment income	—	(98)	—	(361)
Other non-operating income	1,920	70	1,918	(293)
Deferred taxes	3,545	17,986	12,167	22,697
Amortization of deferred financing costs	—	—	—	(331)
Paid-in-kind interest	(1,366)	(1,453)	(4,348)	(2,922)
Change in fair value of derivative liability	(1,920)	—	(1,920)	—
Federal tax refund	—	—	(12,940)	—
Change in assets and liabilities	3,594	(7,736)	(3,403)	(9,033)

Adjusted EBITDA	$4,490	$2,154	$11,269	$4,284

(1)	“Special charges and other” includes expense of $596 classified as corporate general and administrative expenses on the Statement of Operations for the nine months ended September 30, 2010.

(2)
Sigalert earn-out refers to payments made to the members of Jaytu under the acquisition agreements in connection with the delivery and acceptance of certain traffic products in accordance with specifications mutually agreed upon by the parties.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removed the requirement that an SEC registrant disclose the date through which subsequent events are evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of our evaluations of subsequent events. This ASU became effective upon issuance. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 8 – Fair Value Measurements. These new disclosure requirements were applied to our financial statements for the period ending September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In March 2009, the FASB issued new guidance intended to provide additional application guidance for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination and for pre-existing contingent consideration assumed as part of the business combination. It establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009. The adoption of the new guidance impacted the accounting for our Refinancing, as described above, and for our acquisition of Jaytu Technologies, LLC (“Jaytu”), doing business as Sigalert, in the fourth quarter of 2009.
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
Since 2005, our annual operating income has declined from operating income of $143,978 to an operating loss of $97,582, which included impairment charges of approximately $50,501, for the year ended December 31, 2009. For the nine months ended September 30, 2010, our operating loss was $12,656. Since 2005, our operating income declined as a result of increased competition in our local and regional markets and an increase in the sale of short-form inventory being sold by radio stations. The decline also occurred as a result of lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry, as well as locally at our affiliated stations. We reduced our sales force beginning in mid-2006 and only recently began expanding it again in 2009. In 2008 and 2009, our operating income was affected by the weakness in the United States economy and advertising market, where the recovery in 2010 has been slower than expected. During the economic downturn, advertisers and the agencies that represent them, increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory and re-negotiated booked orders. Although there has been a modest improvement in the economy, advertisers’ demands and budgets for advertising have not recovered as much as we anticipated which impacted our financial results for the first nine months of 2010. If a double-dip recession were to occur or if the economic climate does not improve sufficiently for us to generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.
We have a significant amount of indebtedness and limited liquidity, which will affect our future business operations if our future operating performance does not meet our financial projections.
As of September 30, 2010, we had $110,775 in aggregate principal amount of Senior Notes outstanding (of which approximately $8,777 is PIK), which bear interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $20,000 revolving credit facility under which $15,000 was drawn (not including $1,219 used for letters of credit as security on various leased properties). Such debt matures on July 15, 2012. Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). As described above, on August 17, 2010, we entered into an amendment with our lenders to modify our debt leverage covenants. As part of such amendments, Gores agreed to provide us with $20,000 in additional liquidity, in the form of: (1) a guarantee of an additional $5,000 for our revolving credit facility (which resulted in our revolving credit facility being increased to $20,000 as described below), (2) an additional $5,000 cash investment for 769 shares of our common stock on or prior to September 7, 2010 and (3) an additional $10,000 cash investment for our common stock on February 28, 2011, or sooner depending on our needs (unless we receive $10,000 in net cash proceeds from a sale of equity as described in more detail above in “Liquidity”). In connection with Gores’ agreement to increase its guarantee, Wells Fargo agreed to increase the amount of our revolving credit facility from $15,000 to $20,000 which will provide us with necessary additional liquidity for working capital purposes. Our ability to service our debt for the rest of 2010 and the next twelve months depends on our financial performance in an uncertain and unpredictable economic environment as well as on competitive pressures. Despite having successfully negotiated amendments to our credit documents in the past, if we were to significantly underperform against our financial projections in the future we might be unable to further amend our debt agreements on terms that are acceptable to us or at all. Further, our Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness beyond certain minimum baskets. If our operating income declines or does not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

If our operating results continue to fall short of our financial projections, we may require additional funding to finance our working capital, debt service, capital expenditures and other capital requirements or a further amendment and/or waiver of our debt leverage covenants, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.
As discussed above, we are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear. As further described in Note 5 – Intangible Assets, our financial results were lower than our projections for the first two quarters of 2010 and management deemed it advisable to negotiate an amendment with our lenders and Gores to amend our debt leverage covenants and enhance our available liquidity. These negotiations resulted in the amendment we entered into with our lenders and Gores on August 17, 2010. If our operating results fall short of our financial projections, we may need additional funds or a further amendment and/or waiver of our debt leverage covenants. If financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing or a further amendment or waiver of our debt leverage covenants, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.
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
Our Senior Credit Facility and Senior Notes require us to comply with certain financial and operational covenants. These covenants (as amended on August 17, 2010) include, without limitation:
•
a maximum senior leverage ratio (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our Senior Credit Facility) measured on a trailing, four-quarter basis) which is an 11.25 to 1.0 ratio for the LTM (last twelve months) period to be measured on September 30, 2010, December 31, 2010 and March 31, 2011, and then declines on a quarterly basis thereafter, to an 11.0 to 1 ratio on June 30, 2011, a 10.0 to 1.0 ratio on September 30, 2011, a 9.0 to 1.0 ratio on December 31, 2011, an 8.0 to 1.0 ratio on March 31, 2012, and a 7.5 to 1.0 ratio on June 30, 2012.

•
restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions.

As described above, we waived and/or amended our debt leverage covenants on October 14, 2009, March 30, 2010, and August 17, 2010. As a result of these amendments, our debt leverage covenants have been significantly eased. We believe we will generate sufficient Adjusted EBITDA to comply with our new debt leverage covenants. However, failure to comply with any of our covenants would result in a default under our Senior Credit Facility and Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and Senior Notes and thereby have a material adverse impact on our business.
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
Our Metro Traffic business produces and distributes traffic and other local information reports to approximately 2,250 radio and 165 television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. In recent years, the US Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro Traffic business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.

Our ability to increase our operating profits largely depends on the size of the audiences we deliver to our advertisers, which has been negatively impacted by the introduction of The Portable People Meter.
Arbitron Inc., the supplier of ratings data for United States radio markets, rolled out new electronic audience measurement technology to collect data for its ratings service known as The Portable People Meter™, or PPM™, in 2007. PPM™ measures the audience of radio stations remotely without requiring listeners to keep a manual diary of the stations they listen to. In 2007, 2008, 2009, 2, 9 and 19 markets, respectively, converted to PPM™. Such markets included 19 of the top 20 markets, including 3 markets whose MSAs overlap. Unlike our Metro Traffic inventory, which is fully reflected in ratings books that are released quarterly, our Network Radio inventory is reflected in ratings books on an incremental basis over time (i.e., over a rolling four-quarter period). This means we and our advertisers cannot view audience levels that give full weight to PPM™ for our Radio’s All Dimension Audience Research (“RADAR”) inventory (which comprises half of our Network Radio inventory) for over a year after a market converts to PPM™. We are only now able to review the full effect of the 14 market conversions that occurred in the first half of 2009. In the most recent RADAR ratings book released in September 2010, approximately half of the inventory (measured by the revenue generated by such inventory) published therein showed the effect of PPM™ in converted markets. In the last five published RADAR ratings books (for the five calendar quarters ending with the quarter ended September 2010) the change in audience (measured by Persons 12+ against the prior period) for our 12 RADAR networks was: (0.8)%; (5.8)%; 1.8%; (1.0)% and 1.8%, respectively. Because audience levels can change for several reasons, including changes in the radio stations included in a RADAR network, such stations’ clearance levels and general radio listening trends, it is difficult to isolate the effects of PPM™ on our audience with a high level of certainty. While annual ad revenue in our Network Radio and Metro Traffic businesses has declined to date, we are unable to determine how much is a result of the general economic environment as opposed to a decline in our audience. Given the time lag to reflect market conversions in the RADAR ratings book (described above), coupled with the fact that no markets were converted to PPM™ in the first half of 2010 but an additional 15 markets are being converted in the second half of 2010, the impact of PPM™ on our future audience levels remains unclear in the near term. In 2009, when significantly fewer market conversions were reflected in ratings books, we were able to offset the impact of audience declines by using excess inventory; however, in 2010 this option has been limited and we have offset declines in audience by purchasing additional inventory. Because such inventory must be purchased well in advance of our having definitive data on future audience levels, if we do not accurately predict how much additional inventory will be required to offset any declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our future operating profits could be materially and adversely affected.
If we fail to maintain an effective system of internal controls, we may not be able to continue to accurately report our financial results.
Effective internal controls are necessary for us to provide reliable financial reporting. During 2009, we identified a material weakness related to accounting for income taxes which resulted in adjustments to the 2009 annual consolidated financial statements, as described in Item 9A - Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2009. We also identified certain immaterial errors in our financial statements, which we have corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the periods ended March 31, 2010 and December 31, 2009. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and no prior periods have been restated. We intend to further enhance our internal control environment and we may be required to enhance our personnel or their level of experience, among other things, in order to continue to maintain effective internal controls. No assurances can be provided that we will be able to continue to maintain effective internal controls over financial reporting, enhance our personnel or their level of experience or prevent a material weakness from occurring. Our failure to maintain effective internal controls could have a material adverse effect on us, could cause us to fail to timely meet our reporting obligations or could result in material adjustments in our financial statements.
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
Gores beneficially owns, in the aggregate, 16,027 shares of our common stock, or approximately 75.2% of our outstanding common stock. There can be no assurance that at some future time Gores, or our other lenders, will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.
As a result of its beneficial ownership of 16,027 shares of our common stock, or approximately 75.2% of our voting power, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we may use derivative financial instruments (fixed-to-floating interest rate swap agreements) for the purpose of hedging specific exposures and hold all derivatives for purposes other than trading. All derivative financial instruments held reduce the risk of the underlying hedged item and are designated at inception as hedges with respect to the underlying hedged item. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability or a firm commitment. Derivative contracts are entered into with major creditworthy institutions to minimize the risk of credit loss and are structured to be 100% effective. As of September 30, 2010, there are no currency or interest rate derivative financial instruments outstanding. We recognized an expense of $1,920 related to the embedded derivative that resulted in connection with the Gores’ $10,000 equity commitment as part of the amendments to our credit agreements on August 17, 2010 as described above in Note 7 — Debt.
Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of September 30, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material developments in the third quarter of 2010 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements “ in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2010, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of Shares	Average Price Paid	Announced Plan or	Purchased Under the
Period	Purchased in Period	Per Share	Program	Plans or Programs (A)
7/1/10 – 7/31/10	—	N/A
8/1/10 – 8/31/10	—	N/A
9/1/10 – 9/30/10	—	N/A

(A)
Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004, all of which have expired.

Item 3. Reserved
None.
Item 4. Removed and Reserved
None
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number (A)	Description of Exhibit
3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (1)
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (2)
3.1.2	Certificate of Elimination, filed with the Secretary of State of the State of Delaware on November 18, 2009. (3)
3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (4)
4.1	Securities Purchase Agreement, dated as of April 23, 2009, by and among the Company and the other parties thereto. (4)
4.1.1	Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (5)
4.1.2	Second Amendment, dated as of March 30, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (6)
4.1.3	Third Amendment, dated as of August 17, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (7)
4.2
Shared Security Agreement, dated as of February 28, 2008, by and among the Company, the Subsidiary Guarantors parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York, as Collateral Trustee (8)

4.2.1	First Amendment to Security Agreement, dated as of April 23, 2009, by and among the Company, each of the subsidiaries of the Company and The Bank of New York Mellon, as collateral trustee. (9)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Company’s current report on Form 8-K dated November 20, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to Company’s current report on Form 8-K dated April 23, 2009 (filed April 27, 2009) and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s current report on Form 8-K dated February 28, 2008 (filed on March 5, 2008) and incorporated herein by reference.

(6)	Filed as an exhibit to Company’s current report on Form 8-K dated March 31, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit Company’s current report on Form 10-Q for the quarter June 30, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to Company’s current report on Form 8-K dated February 28, 2008 (filed on March 31, 20105, 2008) and incorporated herein by reference.

(9)	Filed as an exhibit Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO

Date: November 15, 2010

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