Form 10-K
period 2010-12-31
WESTWOOD ONE INC /DE/
filed 2011-04-15
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $6,532,000 based on the last reported sales price of the registrant’s common stock on June 30, 2010 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2011 22,554,991 shares (excluding treasury shares) of common stock, par value $0.01 per share, were outstanding.

PART I
Item 1. Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. All share and dollar amounts are in thousands, except where noted.
We are one of the nation’s largest radio networks, and one of the largest domestic outsourced providers of traffic reporting services, distributing content to approximately 5,000 radio stations and 182 television stations, which include stations in over 80 of the top 100 Metropolitan Statistical Area (“MSA”) markets in the U.S., and to over 450 digital outlets (e.g. websites and mobile phones) nationally. We produce and distribute, sports, talk, music, special events, traffic, news, weather and other programming content and reach over 190 million people weekly. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers. By aggregating and packaging commercial airtime across radio and television stations nationwide, we offer our advertising customers a cost effective way to reach a broad audience, as well as to target their audience on a demographic and geographic basis.
Our goal is to maximize the yield of our available commercial airtime to optimize revenue and profitability. We derive substantially all of our revenue from the sale of 60 seconds, 30 seconds, 15 seconds and 10 seconds commercial airtime to advertisers. Our advertisers who target national audiences generally find that a cost effective way to reach their target consumers is to purchase longer 30 or 60 second advertisements, which are principally broadcast in our news, talk, sports, music and entertainment related programming and content. Our advertisers who target local/regional audiences generally find that an effective method is to purchase shorter duration advertisements (15 seconds and 10 seconds), which are principally broadcast in our traffic and information related content. A particular advantage for our advertisers who purchase airtime in our traffic content is that their commercials are generally embedded in the actual traffic report. A growing number of advertisers purchase both local/regional and national airtime.
There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns, the timing of the broadcasting of our programming, principally the seasonal nature of sports programming and the perceived quality and cost-effectiveness of our programming by advertisers and affiliates; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; (5) increases or decreases in the size of our advertising sales force; and (6) competitive and alternative programs and advertising mediums.
Our commercial airtime is perishable and, accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with an advertiser. Commercial airtime is sold and managed on an order-by-order basis; therefore, our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical. We closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on the annual upfront process, where advertisers make significant advance commitments to purchase advertising in the following year. We take the following factors, among others, into account when pricing commercial airtime: (1) the dollar value, length and breadth of the order; (2) the desired reach and audience demographic; (3) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (4) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime.
Business segments: Network Radio and Metro Traffic
We are organized into two business segments: Network Radio and Metro Traffic. Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments. We have reflected this change in all periods presented in this report. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.

In Network Radio, our business strategy is focused on delivering the best sports, talk, music and entertainment programming, as well as key services, to affiliate and advertising customers. The goal of this strategy is to generate revenue by providing our customers with content and solutions that help them reach and attract their desired customers in the marketplace. To that end, the Company recently renewed or launched key programs and partnerships, including our multi-year partnership with the National Football League (NFL) to continue as its Network Radio Primetime partner, including the NFL playoffs and Super Bowl and our long-standing partnership with the NCAA to be the exclusive Network Radio provider for the NCAA Men’s Basketball Championship Tournament. We launched two new Talk radio programs: Robert Wuhl (sports) and Douglas Urbanski (traditional), a new Sports prep service and VH1 Classic Rock Nights in partnership with MTV.
Our Network Radio content covers several categories and formats, including national news, sports, music, entertainment, and talk radio. In national news and sports, we distribute nationally branded programs such as CBS Radio News, CNN Radio News, NBC Radio News, and major high-profile sporting events, including the NFL, NCAA football and basketball games and the Winter Olympic Games in 2010. Our Network business features shows that we produce with popular personalities including Dennis Miller, Dr. Oz, Charles Osgood and Billy Bush. We also broadcast signature Award shows in the music industry including the Grammy Awards and the Academy of Country Music (ACM) Awards, with whom we recently renewed our partnerships. Our music and entertainment programming includes concert broadcasts, and countdown shows, including Country Music Countdown and CMT Radio Live in partnership with MTV. Our Network Radio business nationally syndicates this proprietary and licensed content to radio stations, enabling them to meet their programming needs on a cost-effective basis. We generate revenue from the sale of 30 and 60 second commercial airtime, often embedded in our programming that we bundle and sell to advertisers who want to reach a national audience across numerous radio stations.
Our Metro Traffic business provides our local radio and television station affiliates with a cost-effective alternative to gathering and delivering their own traffic and local information reports in their marketplaces. We produce and distribute traffic and other local information reports, such as news, sports and weather, to approximately 2,250 radio stations and 182 television stations. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers with 10 and 15 second radio spots embedded within our information reports, and 30 second spots in television. Through the sale of this inventory, we offer advertisers a more efficient, broad-reaching alternative to purchasing advertising directly from individual radio and television stations.
One of our key strategies for Metro Traffic is to generate new revenue by adding new affiliates to receive our traffic, sports and news products, thereby increasing the available inventory to sell to advertisers. Recently, we added stations from Hearst Broadcasting, ESPN Radio, Salem, Carter Broadcasting, Next Media, Emmis, Univision, Citadel, and Cox. These agreements collectively represent significant inventory and audience in key markets that we believe will produce significant revenue over time. How profitable these agreements are will depend on how much the increased revenue generated by them exceeds the higher affiliate compensation expenses we will incur as a part thereof.
Competition
In the markets in which we operate, we compete for advertising revenue with other radio networks and other forms of communications media, including network and cable television, digital, print, direct response and point-of-sale (i.e., POP Radio).
Network Radio
As the radio industry has consolidated, companies owning large groups of stations have begun to create competing radio networks, which have resulted in increased competition for local, regional, national and network radio advertising expenditures. In our Network business, we compete with Clear Channel’s Premiere Radio Networks division, Citadel Media (formerly ABC Radio Networks), which recently announced it will be purchased by Cumulus Media, and Dial Global (a subsidiary of Triton Media), each of whom are examples of “radio networks”. Unlike our primary competitors, we are an independent radio network and are not affiliated with or controlled by a major media company. We market our programs to radio stations (referred to as affiliates), including to affiliates of other radio networks, that we believe will have the largest and most desirable listening audience for each of our programs. Given the breadth of our programming, we routinely have different programs airing in the same time frame on multiple stations in the same geographic market. This facilitates our having a diversified group of radio stations that carry our programming (news, sports, music, entertainment and talk) from which national advertisers and radio stations may choose. Since we produce and distribute many of the programs that we syndicate, we are able to respond more effectively to the preferences and needs of our advertisers and radio stations.

At the local radio station level, higher production and operating costs have led to increased demand for quality programming from outside sources. In addition, as the number and type of radio program formats has grown, local stations are competing for more ways to differentiate themselves and attract local audiences. In this competitive environment, we are able to provide our affiliates with quality programming that is cost effective. We do not compete with local stations directly for revenue as our advertising inventory is sold on a network basis and is usually connected to other programming.
In addition, we compete for advertising revenue with other forms of communications media, including network and cable television, digital, print and point-of-sale (i.e., POP Radio). We believe that the quality and breadth of our programming, and the strength of our affiliate relations and advertising sales forces, enable us to compete effectively with other forms of media.
Metro Traffic
There are several multi-market operations providing local radio and television programming services in various markets. We believe we are larger than the next largest provider of traffic and local information services (Clear Channel Communications). Our traffic data and information is generally considered to provide high quality, accurate information to our approximately 2,250 radio and 182 television affiliates, and our over 450 digital affiliates. We derive the substantial majority of our Metro Traffic revenue from the sale of commercial advertising inventory embedded within the traffic reports we deliver to radio and television stations (referred to as affiliates). Our advertising network of affiliates enables advertisers to purchase advertising on a local, multi-market or regional basis. Recently, there has been an increase in the volume of shorter-duration commercial inventory available to advertisers as well as an increase in the supply of local traffic information available in some markets. This is partially the result of the consolidation of the radio industry, which has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio, and some other station owners, to gather traffic information on their own. Also, the US Department of Transportation and other regional and local departments of transportation have increased their direct provision of real-time traffic and traveler information to the public free of charge. As a result, certain radio and television affiliates have elected to produce their own traffic reports using free, publicly available traffic information, and sell the advertising inventory embedded in these traffic reports on their own to local businesses.
Significant Events
More information on the matters described below can be found in Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
Credit Agreement Amendments
On April 12, 2011, we entered into an amendment to our debt agreements with our lenders because our projections indicated that we would likely not attain sufficient Adjusted EBITDA (as defined in our lender agreements and also set forth below) to comply with our then existing debt leverage covenants in certain fiscal quarters of 2011. As a result of negotiations with our lenders, we entered into a waiver and fourth amendment to the Securities Purchase Agreement which resulted in our previously existing maximum senior leverage ratios (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements and also set forth below) measured on a trailing, four-quarter basis) of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 being replaced by a covenant waiver for the first quarter and minimum last twelve months (“LTM”) EBITDA thresholds of $4,000 and $7,000, respectively, for the second and third quarters of 2011. Debt leverage covenants for the last quarter of 2011 and the first two quarters in 2012 (the Senior Notes mature on July 15, 2012) remain unchanged. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to reflect a change to minimum LTM EBITDA thresholds and maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit

Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 in the Securities Purchase Agreement (applicable to the Senior Notes) are $3,400 and $5,950, respectively, in the Credit Agreement (governing the Senior Credit Facility). In connection with this amendment, Gores agreed to fully subordinate the Senior Notes it holds (approximately $10,222 which is listed under “due to Gores”) to the Senior Notes held by the non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale, a 5% leverage fee will be imposed effective October 1, 2011 and we agreed to report the status of any mergers and acquisition discussions/activity on a bi-weekly basis. Notwithstanding the foregoing, if at any time, we provide satisfactory documentation to our lenders that our debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee would be eliminated on a prospective basis. The foregoing levels represent the same covenant levels set forth in the Second Amendment to the Securities Purchase Agreement entered into on March 30, 2010, except that the debt covenant level for June 30, 2011 was 5.50 in the Second Amendment. As part of the waiver and fourth amendment, we agreed we would need to comply with a 5.00 covenant level on June 30, 2011, on an LTM basis, for the 5% leverage fee to be eliminated. The 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. The fee shall be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. Accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter (as is the case with PIK interest on the Senior Notes which accretes to the principal amount on a quarterly basis).
Prior to the aforementioned amendment, in 2010, we entered into two amendments to our debt agreements with our lenders (on March 30, 2010 and August 17, 2010, respectively). In both instances, our underperformance against our financial projections caused us to reduce our forecasted results. While our projections indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Additionally, given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity in addition to modifying our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment in which Gores agreed to purchase an additional $15,000 of common stock. As a result thereof, 769,231 shares were issued to Gores on September 7, 2010 for approximately $5,000 and Gores satisfied a $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price as set forth in our purchase agreement with Gores. As a result of the third amendment to the Securities Purchase Agreement entered into on August 17, 2010, our debt leverage covenants were modified to 11.25 times for the three quarters beginning on September 30, 2010, then stepping down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the levels of 11.25 in the Securities Purchase Agreement (applicable to the Senior Notes) are 12.95 in the Credit Agreement (governing the Senior Credit Facility). We accrued additional fees of $2,433 related to amending our credit agreements in the year ended December 31, 2010 recorded as interest expense.
On March 31, 2010, June 4, 2010 and November 30, 2010, we repaid $3,500, $12,000 and $532, respectively, of the Senior Notes in accordance with the agreements related to our debt covenants.
Adjusted EBITDA has the same definition in both of our borrowing agreements and means Consolidated Net Income adjusted for the following: (1) minus any net gain or plus any loss arising from the sale or other disposition of capital assets; (2) plus any provision for taxes based on income or profits; (3) plus consolidated net interest expense; (4) plus depreciation, amortization and other non-cash losses, charges or expenses (including impairment of intangible assets and goodwill); (5) minus any “extraordinary,” “unusual,” “special” or “non-recurring” earnings or gains or plus any “extraordinary,” “unusual,” “special” or “non-recurring” losses, charges or expenses; (6) plus restructuring expenses or charges; (7) plus non-cash compensation recorded from grants of stock appreciation or similar rights, stock options, restricted stock or other rights; (8) plus any Permitted Glendon/Affiliate Payments (as described below); (9) plus any Transaction Costs (as described below); (10) minus any deferred credit (or amortization of a deferred credit) arising from the acquisition of any Person; and (11) minus any other non-cash items increasing such Consolidated Net Income (including, without limitation, any write-up of assets); in each case to the extent taken into account in the determination of such Consolidated Net Income, and determined without duplication and on a consolidated basis in accordance with GAAP. For purposes thereof, “Permitted Glendon/Affiliate Payments” means payments made at our discretion to Gores and its affiliates including Glendon Partners for consulting services provided to Westwood One and “Transaction Costs” refers to the fees, costs and expenses incurred by us in connection with the Refinancing. Reference is made in this report to the refinancing of substantially all of our outstanding long-term indebtedness and recapitalization of our equity that closed on April 23, 2009 which is referred to in this report as the “Refinancing”.
Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. While Adjusted EBITDA does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs, we use Adjusted EBITDA as defined in our lender agreements as a liquidity measure, which is different from operating cash flow, the most directly comparable financial measure calculated and presented in accordance with GAAP. We have provided under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” the requisite reconciliation of operating cash flow to Adjusted EBITDA.
Government Regulation
Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). As a producer and distributor of radio programs and information services, we are generally not subject to regulation by the FCC. The Traffic and Information Division utilizes FCC regulated two-way radio frequencies pursuant to licenses issued by the FCC.
Employees
On December 31, 2010, we had approximately 1,500 employees, including approximately 485 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 510 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are satisfactory.
Significant Agreement
Our Master Agreement with CBS Radio documents a long-term distribution arrangement in which CBS Radio will broadcast certain of our commercial inventory for our Network Radio and Metro Traffic and information businesses through March 31, 2017 in exchange for certain programming and/or cash compensation. The 2008 arrangement with CBS Radio is particularly important to us as in recent years the radio broadcasting industry has experienced a significant amount of consolidation that provides key radio groups with guaranteed and varied distribution channels. As a result, certain major radio station groups, including Clear Channel Communications, Cumulus Media (which recently announced it will purchase Citadel Media) and CBS Radio, have emerged as powerful forces in the industry. While we provide programming to all major radio station groups, our extended affiliation agreements with most of CBS Radio’s owned and operated radio stations provide us with a significant portion of audience that we sell to advertisers in numerous top markets.
Available Information
We are a Delaware corporation, having re-incorporated in Delaware on June 21, 1985. Our current and periodic reports filed with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our internet website at www.westwoodone.com; directly from us in print upon request to Westwood One, Inc., 1166 Avenue of the Americas, 10th Floor, New York NY, 10036, Attn: Secretary or from the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we file these reports with the SEC. Additionally, any reports or information that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You may also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Cautionary Statement regarding Forward-Looking Statements
This annual report on Form 10-K, including Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management’s views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management’s expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Item 1A. Risk Factors
An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Business and Industry
While our year-over-year annual operating performance increased for the first time since year end 2005, we continue to incur operating losses and there can be no assurance that our performance will continue to improve. If it does not continue and we were to continue to incur operating losses, we could lack sufficient funds to continue to operate our business in the ordinary course.
Our annual operating loss for the year ended December 31, 2010 decreased $75,542 to $22,039 from the comparable period in 2009. The decrease was $25,041 absent 2009 goodwill and intangible asset impairment charges of $50,501. While such is an improvement, it remains a significant drop from our operating income of $63,307 in 2007. We cannot provide any assurance as to whether we will be able to continue to increase our operating performance, which has in the past been negatively affected by lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry and locally at our affiliated stations, and more recently by higher programming fees and station compensation costs. In 2008 and 2009, our operating income was also affected by the weakness in the United States economy and advertising market. In 2010, the overall economic recovery, especially in the advertising marketplace, was slower than we projected and that radio industry analysts had forecast. During the economic downturn, advertisers and the agencies that represent them increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory re-negotiated booked orders and released advertising funds as late as possible in the cycle. Although there has been an improvement in the economy, advertisers’ demands and advertising budgets have not improved to pre-recession levels. If a double-dip recession were to occur or if the economic climate does not improve sufficiently for us to generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.

If our operating results do not achieve our financial projections, we may require additional funding or a further amendment and/or waiver of our debt leverage covenants, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.
We are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and we are facing increased cost pressures as described above. As further described under “Existing Indebtedness” below, in March 2011 our financial results projections indicated that we would likely not attain sufficient Adjusted EBITDA to comply with our then existing debt leverage covenants in certain fiscal quarters of 2011. As a result, on April 12, 2011 we entered into the waiver and fourth amendment to the Securities Purchase Agreement (see Item 1 Business — Significant Events — Credit Agreement Amendments) which resulted in our previously existing maximum senior leverage ratios of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 being replaced by a covenant waiver for the first quarter of 2011 and minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011. If our operating results fall short of our minimum LTM EBITDA thresholds, we will need a further amendment and/or waiver of our debt leverage covenants or potentially additional funds. If financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing or a further amendment or waiver of our debt leverage covenants, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.
We have a significant amount of indebtedness and limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.
As of December 31, 2010, we had $111,629 in aggregate principal amount of Senior Notes outstanding (of which approximately $10,161 is PIK (paid-in-kind interest)), which bears interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $20,000 revolving credit facility under which $15,000 was drawn (not including $1,219 in letters of credit used as security on various leased properties). Such debt matures on July 15, 2012 (and accordingly will become short-term, not long-term, debt in the third quarter of 2011). Loans under our Senior Credit Facility bear interest at LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or a base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate). As described above in Item 1 — Business — Significant Events — Credit Agreement Amendments, on April 12, 2011, we entered into a waiver and fourth amendment with our lenders to replace our debt leverage covenants of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 with a covenant waiver for the first quarter of 2011 and minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 which amendment includes a 5% debt leverage fee becoming payable for debt outstanding on or after October 1, 2011. Notwithstanding the foregoing, if at any time, we provide satisfactory documentation to our lenders that our debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee that would otherwise be payable at the end of the calendar quarter after such events occurred would be eliminated on a prospective basis. The April 2011 amendment is in addition to the August 2010 amendment whereby Gores agreed to provide us with $20,000 in additional liquidity, including a guarantee of an additional $5,000 for our revolving credit facility which resulted in Wells Fargo agreeing to increase the amount thereof from $15,000 to $20,000 which provided us with necessary additional liquidity for working capital purposes. Our ability to service our debt for the next twelve months will depend on our financial performance in an uncertain and unpredictable economic environment as well as on competitive pressures. Despite having previously successfully negotiated amendments to our credit documents, if we were to significantly underperform against the minimum LTM EBITDA thresholds listed above we might be unable to further amend our debt agreements on terms that are acceptable to us or our lenders. Further, our Senior Notes and Senior Credit Facility restrict our ability to incur additional indebtedness beyond certain minimum baskets. If our operating results decline or we do not meet our minimum LTM EBITDA thresholds, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

Our Senior Credit Facility and Senior Notes contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations.
Our Senior Credit Facility and Senior Notes require us to comply with certain financial and operational covenants. These covenants (as amended on April 12, 2011) include, without limitation:
•	a debt leverage covenant waiver for the first quarter of 2011;

•	a minimum LTM EBITDA threshold (measured on a trailing, four-quarter basis) of $4,000 and $7,000 (in the Securities Purchase Agreement) for the second and third quarters of 2011, respectively;

•
a maximum senior leverage ratio (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) measured on a trailing, four-quarter basis) of 9.0 to 1.0 ratio on December 31, 2011, a 8.0 to 1.0 ratio on March 31, 2012, and a 7.5 to 1.0 ratio on June 30, 2012; and

•
restrictions on our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions.

We waived and/or amended our debt leverage covenants on October 14, 2009, March 30, 2010, August 17, 2010 and most recently on April 12, 2011. As a result of these amendments, our debt leverage covenants have been waived, significantly eased and/or modified to minimum LTM EBITDA thresholds. We believe we will generate sufficient Adjusted EBITDA to comply with our amended debt leverage covenants. However, failure to comply with any of our covenants would result in a default under our Senior Credit Facility and Senior Notes that, if we were unable to obtain a waiver from the lenders or holders thereof, could accelerate repayment under the Senior Credit Facility and Senior Notes and thereby have a material adverse impact on our business.
Our Senior Credit Facility and Senior Notes mature on July 15, 2012; if we are unable to refinance or otherwise repay such indebtedness there would be a material and adverse effect on our business continuity and our financial condition.
As the maturity date for our Senior Credit Facility and Senior Notes approaches, we are evaluating, and will continue to evaluate, our options to refinance or repay such indebtedness. Options may include potential mergers and acquisitions activity and/or refinancing alternatives in the debt and capital markets, either of which could include a partial or complete paydown of our Senior Notes. In addition to assessing the potential opportunities noted above, we will discuss refinancing options with our Senior Lenders.
If we do not have the capital necessary to repay our senior indebtedness when it matures, it will be necessary for us to take significant actions, such as revising or delaying our strategic plans, reducing or delaying planned capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these remedial steps on a satisfactory basis, or at all. If we are unable to refinance or otherwise repay our senior debt upon the maturity of our indebtedness, we would be in default, which would result in material adverse consequences for the Company.
The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.
Interest payments on our debt, which did not include PIK, during 2010 were $11,468. PIK interest which accrues and is added to the principal amount of our debt on a quarterly basis will be approximately $19,050 at maturity on July 15, 2012. As a result of the waiver and fourth amendment to our credit agreements, there is also a 5% debt leverage fee that is equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis until the fee amount is paid in full. Like PIK, the accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter which means the debt leverage fee would be $4,907 as of July 15, 2012 assuming no prior repayment. If the economy does not improve more significantly and advertisers continue to maintain reduced budgets and/or if our financial results continue to come under pressure, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue and capital, we will be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.
While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio’s owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our March 2008 arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will maintain these higher levels. As part of the cost reduction actions we undertook in early 2010 to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, effective on February 15, 2010, to give back inventory delivered by CBS Radio which resulted in a commensurate reduction in the cash compensation we pay to them. In order to offset our return of inventory to CBS Radio and to help deliver consistent RADAR audience levels over time, we added incremental inventory from non-CBS stations. We also added Metro Traffic inventory from CBS Radio through various stand-alone agreements. We actively manage our inventory, including by purchasing additional inventory for cash. While our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.
Our ability to grow our Metro Traffic business revenue may be adversely affected by the increased proliferation of free of charge traffic content to consumers.
Our Metro Traffic business produces and distributes traffic and other local information reports to approximately 2,250 radio and 182 television affiliates and we derive the substantial majority of the revenue attributed to this business from the sale of commercial advertising inventory embedded within these reports. In recent years, the US Department of Transportation and other regional and local departments of transportation have significantly increased their direct provision of real-time traffic and traveler information to the public free of charge. The ability to obtain this information free of charge may result in our radio and television affiliates electing not to utilize the traffic and local information reports produced by our Metro Traffic business, which in turn could adversely affect our revenue from the sale of advertising inventory embedded in such reports.
Our ability to improve our operating results largely depends on the audiences we deliver to our advertisers.
Our revenue is derived from advertisers who purchase commercial time based on the audience reached by those commercials. Advertisers determine the audience(s) they want to reach according to certain criteria, including the size of the audience, their demographics (e.g., gender, age), the market and daypart in which their commercials are broadcast and the format of the station on which the commercials are broadcast. The new electronic audience measurement technology known as The Portable People Meter™, or PPM™, introduced in 2007 impacted audience levels for most programming across the radio industry in the first few years of its introduction (2008-2010). However, in the most recent book, RADAR 108, that reported ratings for our RADAR inventory (which comprises approximately half of our total inventory) the first 33 markets (including 19 of the top 20 markets) were fully incorporated into the ratings books and all 48 markets have been incorporated (at some level) into the RADAR books which leads us to believe the impact of PPM has been largely absorbed by the marketplace. However, we may continue to be impacted by PPM as 15 markets have yet to be fully incorporated into the ratings books. Audience levels also can change for several reasons other than PPM, including changes in the radio stations included in a RADAR network, such stations’ clearance rates for our inventory, general radio listening trends and additional changes in how audience is measured. In 2010, we were able to offset the impact of audience declines by purchasing additional inventory at cost effective prices, however, if the general economy and advertising market were to recover significantly, inventory could become more expensive. Additionally, additional inventory may need to be purchased in advance of our having definitive data on audience levels, such that if we do not accurately predict how much additional inventory will be required to offset declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our future operating profits could be materially and adversely affected.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technologies/platforms, each of which has the potential to adversely affect our business.
Our business segments operate in a highly competitive environment. Our radio and television programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Further, as we expend resources to expand our programming and services in new digital distribution channels, our operating results could be negatively impacted until we begin to gain traction in these emerging businesses. New or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Although our network radio market share has improved year-over-year according to the October 2010 Miller Kaplan report, there can be no assurance that we will be able to maintain or increase our market share, our audience ratings or our advertising revenue given this competition. To the extent audience for our programs were to decline, advertisers’ willingness to purchase our advertising could be reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.
In recent years, digital media platforms and the offerings thereon have increased significantly and consumers are playing an increasingly large role in dictating the content received through such mediums. We face increasing pressure to adapt our existing programming as well as to expand the programming and services we offer to address these new and evolving digital distribution channels. Advertising buyers have the option to filter their messages through various digital platforms and as a result, many are adjusting their advertising budgets downward with respect to traditional advertising mediums such as radio and television or utilizing providers who offer “one-stop shopping” access to both traditional and alternative distribution channels. If we are unable to offer our broadcasters and advertisers an attractive full suite of traditional and new media outlets and address the industry shift to new digital mediums, our operating results may be negatively impacted.
Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.
The operating results from our radio programming and television business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee thereof (particularly sports programs and high-profile talent), is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees. Our failure to obtain or retain rights to popular content (or the temporary loss of such content as would be the case for our NFL programming in the event of an NFL lock-out) could adversely affect our operating results.

If we are not able to integrate future M&A activity successfully, our operating results could be harmed.
We evaluate mergers and acquisitions (“M&A”) opportunities, including acquisitions and dispositions, on an ongoing basis and intend to pursue opportunities in our industry and related industries that can assist us in achieving our growth strategy. The success of our future strategy will depend on our ability to identify, negotiate, complete and integrate M&A opportunities and, if necessary, to obtain satisfactory debt or equity financing to fund such opportunities. M&A is inherently risky, and any M&A transactions we do complete may not be successful.
Even if we are able to consummate the M&A transactions we pursue, such transactions may involve certain risks, including, but not limited to, the following:
•	difficulties in integrating and managing the operations, technologies and products of the companies we merge with and/or acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and reputations in connection with such M&A;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we merge with and/or acquire;

•	insufficient revenue to offset our increased expenses associated with the M&A transactions we consummate or inability to realize the synergies we identify;

•	our responsibility for the liabilities of the businesses we merge with and/or acquire; and

•	potential loss of key employees in connection with such M&A.
Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.
Revenue from our radio and television businesses is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Because consumer preferences are consistently evolving, the commercial success of a radio program is difficult to predict. It depends on the quality and acceptance of other competing programs, the availability of alternative forms of entertainment, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. An audience’s acceptance of programming is demonstrated by rating points which are a key factor in determining the advertising rates that we receive. Low ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio programs, could have an adverse effect on our results of operations.
We may be required to recognize further impairment charges.
On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, and long-lived assets which testing could impact the value of our business. We have a history of recognizing impairment charges related to our goodwill and intangible assets. In connection with our Refinancing and our requisite adoption of the acquisition method of accounting, we recorded new values of certain assets such that as of April 24, 2009, our revalued goodwill was $86,414 (an increase of $52,426) and intangible assets were $116,910 (an increase of $114,481). In September 2009, we believe a triggering event occurred as a result of forecasted results for 2009 and therefore we conducted a goodwill impairment analysis that resulted in an impairment charge in our Metro Traffic segment of $50,501.

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
Gores beneficially owns 17,212,977 shares, or approximately 76.4%, of our common stock, which reflects the common stock it purchased in September 2010 and February 2011. There can be no assurance that at some future time Gores, or our other lenders (who collectively own 20.5% of our common stock), will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.
As a result of its beneficial ownership of 17,212,977 shares, or approximately 76.4%, of our common stock, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting obtain control; or

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders.
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
The foregoing risk factors that appear above may affect future performance. The accuracy of the forward-looking statements included in the risk factors above are illustrative, but are by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth, as of December 31, 2010, the Company’s major facilities, all of which are leased.

		Approximate
Location	Use	Floor Space Sq. Ft.
New York, NY	Corporate Headquarters	39,000
New York, NY	Broadcasting Center	11,000
Silver Spring, MD	Broadcasting	21,000
Culver City, CA	Broadcasting	32,000
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
Item 4. [Removed and Reserved]
PART II
(In thousands, except per share amounts)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 28, 2011, there were approximately 196 holders of record of our common stock, several of which represent “street accounts” of securities brokers. We estimate that the total number of beneficial holders of our common stock exceeds 4,200.
The following table sets forth the range of high and low sales prices for the common stock for the calendar quarters indicated.

2010	High	Low
First Quarter	$14.82	$3.63
Second Quarter	17.99	7.06
Third Quarter	9.92	5.81
Fourth Quarter	11.60	7.90

2009(1)	High	Low
First Quarter	$0.12	$0.02
Second Quarter	0.12	0.05
Third Quarter (through August 4, 2009)	0.06	0.04
Third Quarter (from August 5, 2009 through September 30, 2009)(2)	11.00	3.25
Fourth Quarter	6.50	3.21

(1)
Through March 16, 2009, our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “WON”. On November 20, 2009, we listed our common stock on the NASDAQ Global Market under the symbol “WWON”. In the intervening period, our common stock was traded on the Over the Counter Bulletin Board under the ticker “WWOZ.”

(2)	Reflects the 200 for 1 reverse stock split that occurred on August 3, 2009 and was reflected in stock prices on August 5, 2009.

The amounts in the table for the periods ending on or prior to August 4, 2009 do not reflect the 200 for 1 reverse stock split of our outstanding common stock and the conversion of all outstanding shares of Series A-1 Preferred Stock and Series B Preferred Stock into common stock that occurred on August 3, 2009. The closing price for our common stock on March 31, 2011 was $7.25.
The payment of dividends is prohibited by the terms of our Senior Notes and Senior Credit Facility, and accordingly, we do not plan on paying dividends for the foreseeable future.
Equity Compensation Plan Information (1)
The following table contains information as of December 31, 2010 regarding our equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercies	exercise price of	plus excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	Column (a)
	(a)	(b)

Equity compensation plans approved by security holders (1)
Options (2)	1,631,300	$26.00	(3)
Restricted Stock Units	115,100	N/A	(3)
Restricted Stock	—	N/A	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	1,746,400

(1)
We amended and restated the 2005 Equity Compensation Plan (“the 2005 Plan”) because we had a limited number of shares available for issuance thereunder (such plan, as amended and restated, the “2010 Plan”). The 2010 Plan became effective upon its adoption by the Board on February 12, 2010. Our stockholders approved the 2010 Plan on July 30, 2010 at our 2010 annual meeting of stockholders.

(2)
Options included herein were granted or are available for grant as part of our 1999 Stock Incentive Plan (“the 1999 Plan”), the 2005 Plan and/or the 2010 Plan. The Compensation Committee of the Board oversees option grants to executive officers and other employees. The 2010 Plan provides for the granting of options, restricted stock, restricted stock units (“RSUs”) and other equity compensation. In 2010, our Compensation Committee determined that our independent non-employee directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the first anniversary of the grant date. The awards vest automatically upon a change in control (as defined in the 2010 Plan) and are otherwise be governed by the terms of the 2010 Plan. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs are payable in shares of our common stock. For a more complete description of the provisions of the 2010 Plan, refer to our proxy statement filed with the SEC on June 11, 2010, which includes the complete text of the 2010 Plan and a summary thereof. The 1989 Stock Incentive Plan expired in March 1999 and the 1999 Plan expired in March 2009.

(3)
Under the 2010 Plan, a maximum of 2,650,000 shares of common stock (of which 697,834 remained available for issuance as of December 31, 2010) are authorized for issuance of equity compensation awards. Options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted.

The performance graph below compares the performance of our common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the last five calendar years. The graph assumes that $100 was invested in our common stock and each index on December 31, 2005.
The following tables set forth the closing price of our common stock at the end of each of the last five years.

CUMULATIVE TOTAL RETURN	2006	2007	2008	2009	2010

Westwood One, Inc.	44.90	12.70	0.35	0.14	0.29
Dow Jones US Total Market Index	115.57	122.51	76.98	99.15	115.66
Dow Jones US Media Industry Index	126.45	110.51	65.05	94.55	118.34
Westwood One Closing Stock Price (1)	7.06	1.99	0.06	4.50	9.13

(1)	Stock prices prior to August 3, 2009 do not reflect the 200 for 1 reverse stock split that occurred on August 3, 2009 which was reflected in stock prices on and after August 5, 2009.

Item 6. Selected Financial Data

	Successor Company(1)		Predecessor Company(1)
	Year Ended	For the Period	For the Period
	December 31,	April 24, 2009 to	January 1, 2009	Year Ended December 31,
(In thousands)	2010	December 31, 2009	to April 23, 2009	2008	2007	2006
Consolidated Statements of Operations:
Revenue	$362,546	$228,860	$111,474	$404,416	$451,384	$512,085

Operating costs	342,258	210,805	111,309	357,927	350,440	395,196
Depreciation and amortization	18,243	21,474	2,584	11,052	19,840	20,756
Corporate general and administrative expenses	13,369	10,398	4,519	16,007	13,171	14,618
Goodwill and intangible asset impairment	—	50,501	—	430,126	—	515,916
Restructuring charges	2,899	3,976	3,976	14,100	—	—
Special charges	7,816	5,554	12,819	13,245	4,626	1,579

Operating (loss) income	(22,039)	(73,848)	(23,733)	(438,041)	63,307	(435,980)

Interest expense	23,251	14,781	3,222	16,651	23,626	25,590
Other expense (income)	1,688	(4)	(359)	(12,369)	(411)	(926)
Income tax (benefit) expense	(15,721)	(25,025)	(7,635)	(14,760)	15,724	8,809

Net (loss) income	$(31,257)	$(63,600)	$(18,961)	$(427,563)	$24,368	$(469,453)

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
	2010	2009(1)		2008	2007	2006
Consolidated Balance Sheet Data:

Current assets	$117,916	$125,741		$119,468	$138,154	$149,222
Working capital (deficit) (2)	30,595	40,132		(208,034)	47,294	29,313
Total assets	288,274	307,318		205,088	669,757	696,701
Long-term debt (2)	136,407	122,262		—	345,244	366,860
Due to Gores	10,222	11,165		—	—	—
Total stockholders’ (deficit) equity	(5,992)	17,984		(203,145)	227,631	202,931

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

(2)
On November 30, 2008, we failed to make the interest payment on our outstanding indebtedness which constituted an event of default under the credit agreements that pertain to the long-term debt outstanding at that time. Accordingly, $249,053 of debt previously considered long-term was then re-classified as short-term debt, which decreased our long-term debt and decreased our working capital from $41,019 to ($208,034) in 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except for per share amounts)
The following should be read in conjunction with the consolidated financial statements and related notes. Please see the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1- Business and Item 1A — Risk Factors.
OVERVIEW
Revenue
For the year ended December 31, 2010, revenue was $362,546, an increase of $22,212 or 6.5% and reflects higher revenue in both segments of our business.
In 2010, our Network Radio revenue grew by 7.1%, outpacing the overall network market which grew by 2.5% according to the December 2010 Miller Kaplan report. We believe our increased revenue resulted from our focus on delivering the best sports, talk, and music and entertainment programming and other key services to our affiliate and advertising customers. Additionally, our advertising revenue increased in the areas of sports, music and news programming. These increases were partially offset by a decline in advertising revenue from our talk radio programs and the cancellation of certain talk programs.
In 2010, Metro Traffic Radio revenue grew by 9.2%, which outpaced the growth of combined local/national radio growth of 6.0% that was reported by the Radio Advertising Bureau. In Metro Traffic Radio, we believe such resulted from strength in key advertising categories, such as financial services, retail, automotive, and restaurants, as well as from new inventory we have obtained as a result of our new affiliate agreements. This increase was partially offset by decreases in the travel and entertainment and home services sectors and a decline in Metro Television advertising revenue.
Net Loss
Our net loss for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were $31,257, $63,600 and $18,961, respectively. Net loss per share attributable to common shareholders for basic and diluted shares for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were $(1.50), $(11.75) and $(43.64), respectively.
Operating Cash Flow
Net cash provided by operating activities was $8,136 for the twelve months ended December 31, 2010, an increase of $33,055 compared to the twelve months ended December 31, 2009. The increase was principally attributable to a 2010 federal tax refund of $12,940 in 2010, a lower net decrease in our deferred taxes of $14,453, a lower net loss of $51,304 (primarily from the absence of the 2009 impairment charge of $50,501) and an increase in the change in working capital of $11,557, partially offset by lower other non-cash adjustments of $6,698.
Adjusted EBITDA
Our Adjusted EBITDA was $12,138 for the year ended December 31, 2010, an increase of $1,765 compared to $10,373 for the year ended December 31, 2009. The increase in Adjusted EBITDA is the result of an increase in Network Radio OBIDA of $3,118, partially offset by a decrease in Metro Traffic OIBDA of $686 and an increase in corporate expense (less equity-based compensation and special charges classified as corporate, general and administrative) of $667. A description of OIBDA appears above (Item 1 — Business — Business Segments: Network Radio and Metro Traffic).
Adjusted EBITDA for Network Radio increased $3,118 as a result of increased revenues of $13,139, partially offset by increased operating costs of $10,021.
Adjusted EBITDA for Metro Traffic decreased $686 as a result of increased operating costs of $9,759, partially offset by an increase in revenue of $9,073.

RESULTS OF OPERATION
Presentation of Results
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
We are organized into two business segments: Network Radio and Metro Traffic. Our Network Radio segment produces and distributes regularly scheduled and special syndicated programs, including exclusive live concerts, music and interview shows, national music countdowns, lifestyle short features, news broadcasts, talk programs, sporting events and sports features. Our Metro Traffic business produces and distributes traffic and other local information reports (such as news, sports and weather) to approximately 2,250 radio and 182 television stations. We evaluate segment performance based on segment revenue and OIBDA. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. Operating costs are reported discretely within each segment. Our assets are reported discretely within each operating segment.
The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses. Corporate general and administrative expenses are primarily comprised of costs associated with corporate accounting, legal and administrative personnel costs, other administrative expenses, including those associated with corporate governance matters, and until its termination on March 3, 2008, the Management Agreement. Special charges include expenses associated with our debt agreements and amendments, the estimated cost accrued for settlement of the lawsuit filed by Triangle, corporate development, professional services rendered by various members of Gores and Glendon, Gores’ equity investments, the Refinancing, the stock offering undertaken by us in late 2009 that we have no immediate plans to further pursue, the renegotiation of the CBS agreements, write-down of certain costs associated with the TrafficLand arrangement, employment claim settlements and regionalization costs.
In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those instances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.
We have identified certain immaterial errors in our financial statements, which we corrected in subsequent interim periods. Such items have been reported and disclosed in the financial statements for the periods ended December 31, 2010, 2009 and 2008, as applicable. We do not believe these adjustments are material to our current period consolidated financial statements or to any prior period’s consolidated financial statements and accordingly we have not restated any prior period financial statements. In an ongoing effort to improve our control environment, we have made further enhancements to our financial reporting personnel in 2010 and intend to continue to evaluate our internal controls and make further improvements as necessary.

Goodwill and Intangible Asset Impairment
As part of our annual impairment tests of goodwill and indefinite lived intangible assets, at December 31, 2010, we performed a Step 1 analysis by comparing our calculated fair value based on our forecast to our current carrying value. The results indicated a potential impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair value of goodwill to the carrying value of its goodwill. As a result of the Step 2 analysis, we determined that there was no impairment to goodwill as of December 31, 2010. On April 1, 2011 we filed a notice of late filing on Form 12b-25 with the SEC, which estimated an impairment charge between $15,000 and $25,000 as of December 31, 2010. Subsequent to such filing we finalized our conclusion on the appropriate discount rate to be incorporated into our impairment model and concluded that we did not have an impairment as of December 31, 2010.
Restructuring
In the second quarter of 2010, we restructured certain areas of the Network Radio and Metro Traffic segments (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that reduced our workforce levels during 2010, and additional actions to reduce our workforce as an extension of the Metro Traffic re-engineering. In connection with the 2010 Program, we recorded $1,198 of costs for the year ended December 31, 2010. All costs related to the 2010 Program were incurred by the end of 2010.
In the third quarter of 2008, we announced a plan to restructure our Metro Traffic business (commonly referred to by us as the “Metro Traffic re-engineering”) and to implement other cost reductions. The Metro Traffic re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent. Since the commencement of the Metro Traffic re-engineering, we recorded $23,753 including severance of $10,454, contract terminations of $6,751 and facilities consolidation costs of $6,548. All costs related to the Metro Traffic re-engineering were incurred by the end of 2010. Future expense related to the Metro Traffic re-engineering will be adjustments for changes, if any, resulting from revisions to our estimated sublease cash flows from facilities we closed in connection with the Metro Traffic re-engineering after the cease-use date (i.e., the day we exited the facilities).
The savings generated by the restructuring programs were partially offset by specific strategic investments, including: strengthening our sales force in the Network Radio and Metro Traffic segments, new programming, digital and systems infrastructure, television inventory outlays and incremental costs related to our TrafficLand License Agreement (as described in more detail below in “Investments”), and expenses under the Company’s distribution arrangement with CBS Radio, which partly resulted from increased clearance levels by CBS Radio.

Twelve Months Ended December 31, 2010 Compared with the Periods April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009
Revenue
Revenue presented by operating segment for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 is as follows:

	Revenue
			Predecessor
			Company
	Successor Company		For the Period	Twelve
	Twelve Months Ended	For the Period April 24	January 1 to	Month
	December 31, 2010	to December 31, 2009	April 23, 2009	Change
Network Radio	$196,986	$119,852	$63,995	$13,139
Metro Traffic	165,560	109,008	47,479	9,073

Total (1)	$362,546	$228,860	$111,474	$22,212

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the twelve months ended December 31, 2010, revenue increased $22,212, or 6.5%, to $362,546 compared with the results for the twelve months ended December 31, 2009. The increase is the result of higher revenue in both segments of our business.
For the twelve months ended December 31, 2010, Network Radio revenue was $196,986, an increase of 7.1%, or $13,139 compared with the twelve months ended December 31, 2009. The increase resulted from increased advertising revenue in programming for sports of $12,716, music of $2,404 and news of $1,812. These increases were partially offset by decreases in advertising revenue from our talk radio programs of $2,374 and from the cancellation of certain talk programs of $1,665.
Metro Traffic revenue for the twelve months ended December 31, 2010 increased $9,073, or 5.8%, to $165,560 compared with the twelve months ended December 31, 2009. The increase in Metro Traffic revenue was principally related to an increase in the Metro Traffic radio advertising revenue of $10,968, primarily due to increases in the sectors of financial services of $7,195, quick service restaurants of $3,057, retail of $2,563 and automotive of $2,313, partially offset by decreases in the sectors of travel and entertainment of $2,611, home improvement services of $1,577 and telecommunication services of $1,386. Such increase was offset by a decrease in Metro Television advertising revenue of $1,835, or 4.9%.

Operating Costs
Operating costs for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 are as follows:

	Operating Costs
			Predecessor
			Company
	Successor Company		For the Period	Twelve
	Twelve Months Ended	For the Period April 24	January 1 to	Month
	December 31, 2010	to December 31, 2009	April 23, 2009	Change
Programming and operating	$123,569	$79,277	$40,854	$(3,438)
Station compensation	95,533	55,402	29,951	(10,180)
Payroll and payroll related	84,859	51,703	26,576	(6,580)
Other operating expenses	38,297	24,423	13,928	54

	$342,258	$210,805	$111,309	$(20,144)

Operating costs increased $20,144, or 6.3%, to $342,258 for the twelve months ended December 31, 2010 compared to the same period in 2009.
Programming and operating costs increased $3,438 for the twelve months ended December 31, 2010 compared to the same period in 2009, primarily due to increases in program commissions of $7,586 and broadcast rights of $3,751, partially offset by decreases in aviation expense of $3,290, news service fees of $2,025, talent fees of $1,584 and other production expenses of $999.
Station compensation costs, which represent costs associated with acquiring radio and television station inventory to support revenue, increased $10,180 for the twelve months ended December 31, 2010 compared to the same period in 2009, primarily as a result of increased inventory purchases from television and local radio stations in the amount of $8,819 and other station compensation costs of $1,361.
Payroll and payroll related costs increased $6,580 for the twelve months ended December 31, 2010 compared to the same period in 2009. The increases were primarily a result of sales commissions of $3,503 and other compensation of $2,902, reflecting additional sales force hires in 2010 and variable compensation tied to revenue, which were partially offset by the cost savings in payroll resulting from our 2009 re-engineering and cost reduction programs.
Other operating expenses decreased $54 for the twelve months ended December 31, 2010 compared to the same period in 2009, primarily from lower facility expenses of $1,134 and professional fees of $580, partially offset by an increase in travel and promotion expenses of $1,400.
Depreciation and Amortization
Depreciation and amortization decreased $5,815, or 24.2%, to $18,243 in the twelve months ended December 31, 2010 from the comparable period of 2009. The decrease is primarily attributable to the amortization expense in 2009 from insertion orders of $8,400 and amortization of other intangibles prior to the Refinancing of $231 (which has no counterpart in the 2010 results) and slightly lower depreciation of property and equipment of $705. These decreases were partially offset by increases in amortization of $3,290 recorded as a result of the Refinancing and our application of “push down” acquisition accounting and the amortization of intangibles of $459 related to the acquisition of Sigalert.

Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $1,548 or 10.4%, to $13,369 for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009. The decrease is principally due to decreases in equity-based compensation expense of $1,860 and the absence of $1,652 of asset write-offs that occurred in the fourth quarter of 2009, partially offset by increases in payroll and related expenses of $1,519 professional services fees of $613.
Restructuring Charges
During the twelve months ended December 31, 2010, we recorded $2,899 for restructuring charges. For the twelve months ended December 31, 2010, restructuring charges included Metro Traffic re-engineering costs for real estate expenses of $1,514 (including $1,162 from revisions to estimated cash flows from our closed facilities, including estimates for subleases), severance of $1,288 (including $1,198 for the 2010 Program) and $97 for contract terminations.
In connection with the Metro Traffic re-engineering and other cost reductions, which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming, that commenced in the last half of 2008, we recorded $3,976 in restructuring charges for the period from April 24, 2009 to December 31, 2009 and $3,976 for the period from January 1, 2009 to April 23, 2009.
Special Charges
We incurred special charges aggregating $7,816 in the twelve months ended December 31, 2010. Special charges in 2010 included fees of $2,414 related to our debt agreements, including the cost to twice amend our Securities Purchase Agreement and Credit Agreement; $1,500 for the estimated cost of settlement of the lawsuit filed by Triangle (see Note 18 Commitments and Contingencies for additional information); professional fees of $1,339 related to the evaluation of potential business development activities, including acquisitions and dispositions; Gores and Glendon fees of $1,009; and employment claim settlements of $493 related to employee terminations that occurred prior to 2008. There were no similar charges for the foregoing cost in the twelve months ended December 31, 2009. Special charges in 2010 also included: fees of $547 primarily related to regionalization costs (a decrease of $92 compared to the twelve months of 2009); asset write-downs of $321 associated with the TrafficLand arrangement (a decrease of $1,531 compared to the twelve months of 2009); and fees of $193 related to the finalization of the income tax treatment of the Refinancing, a decrease of $13,702 when compared to the fees incurred in connection with the Refinancing for the twelve months of 2009. Such Refinancing fees included transaction fees and expenses related to the negotiation of definitive documentation and fees of various legal and financial advisors and other professionals involved in the Refinancing.
Goodwill and Intangible Asset Impairment
During the third quarter of 2009, we incurred a goodwill impairment charge in our Metro Traffic segment of $50,401 as a result of a continued decline in our operating performance.
Operating Loss
The operating loss for the twelve months ended December 31, 2010 decreased by $75,542 to $22,039 from the same period in 2009. This decrease is primarily attributable to a decrease in goodwill and intangible asset impairment of $50,501, lower restructuring and special charges of $15,610, lower depreciation and amortization of $5,815, an increase in Network Radio OIBDA of $3,118 and lower corporate expense of $1,184, partially offset by a decrease in Metro Traffic OIBDA of $686.

OIBDA
Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We have reflected this change in all periods presented in this report. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view the performance of each of our operating segments in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.
OIBDA for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 are as follows:

	OIBDA
			Predecessor
			Company
	Successor Company		For the Period	Twelve
	Twelve Months Ended	For the Period April 24	January 1 to	Month
	December 31, 2010	to December 31, 2009	April 23, 2009	Change
Network Radio — OIBDA	$12,147	$9,602	$(573)	$3,118
Metro Traffic — OIBDA	4,205	5,504	(613)	(686)
Corporate expenses	(9,433)	(7,449)	(3,168)	1,184
Goodwill and intangible asset impairment	—	(50,501)	—	50,501
Restructuring and special charges	(10,715)	(9,530)	(16,795)	15,610

OIBDA	(3,796)	(52,374)	(21,149)	69,727
Depreciation and amortization	18,243	21,474	2,584	(5,815)

Operating loss	$(22,039)	$(73,848)	$(23,733)	$75,542

OIBDA was a loss of $3,796 for the twelve months ended December 31, 2010 a decrease of $69,727 from a loss for the same period in 2009. This decrease in OIBDA loss is primarily attributable to a decrease in goodwill and intangible asset impairment of $50,501, lower restructuring and special charges of $15,610, an increase in Network Radio OIBDA of $3,118 and a decrease in corporate expense of $1,184, partially offset by a decrease in Metro Traffic OIBDA of $686.
Network Radio
OIBDA in our Network Radio segment increased by $3,118 to $12,147 in 2010 compared to the same period in 2009. The increase in OIBDA was due to an increase in revenue of $13,139 and a decrease in programming and operating expenses for content agreements of $1,635, talent expense of $1,584 and producer expenses of $692; and a decrease in station compensation expense of $390. These increases in OIBDA were partially offset by increases in costs for the programming and operating expenses for program commissions and broadcast rights of $10,977 (for sports and music programs and broadcasts), payroll and payroll-related costs of $1,791 and other operating expenses of $1,554.

Metro Traffic
OIBDA in our Metro Traffic segment decreased $686 to $4,205 in 2010 compared to the same period in 2009. The decrease was primarily due increased station compensation costs of $10,570 (resulting from cash buys for television and local radio inventory of $8,819 and other station compensation of $1,751) and payroll and payroll-related expenses of $4,789. The decrease was partially offset by an increase in revenue of $9,073 and by decreases in programming and operating costs of $3,862 (primarily aviation costs of $3,290) and other operating costs of $1,738 (primarily facility costs of $1,590).
Interest Expense
Interest expense increased $5,248, or 29.1%, to $23,251 in the twelve months ended December 31, 2010 from the comparable period of 2009. The increase is primarily attributable to the increase in costs related to the amendments to the Securities Purchase Agreements of $2,648, a higher rate of interest on a slightly lower average level of long-term debt outstanding of $1,759, primarily as a result of the Refinancing, and increased interest related to the Culver City financing of $679.
Other Expense
Other expense in the twelve months ended December 31, 2010 was $1,688 which primarily represents the fair market value adjustment related to the February 2011 Gores equity commitment of $1,538, a loss on the disposal of long-lived assets of $258 and the gain on sale of marketable securities in the fourth quarter of $98. The February 2011 Gores equity commitment constituted an embedded derivative and is valued in accordance with derivative accounting (see Note 8 — Debt for additional detail).
Provision for Income Taxes
Income tax benefit for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were $15,721, $25,025 and $7,635, respectively. Our effective tax rate for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were 33.5%, 28.2% and 28.7%, respectively. Our effective tax rate for 2009 was affected by the goodwill impairment charges, which for were substantially non-deductible for tax purposes. The 2009 effective rates were also lower due to certain special charges and restructuring charges. An additional tax benefit of $590 was recorded in the twelve months ended December 31, 2010 related to an increase in our federal income tax refund arising from a change in the determination of the deductibility of certain costs for the twelve months ended December 31, 2009. These additional income tax benefits are primarily related to deductions taken in U.S. federal filings for which it is more likely than not that those deductions would be sustained on their technical merits.
Net Loss
Our net loss for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were $31,257, $63,600 and $18,961, respectively. Net loss per share attributable to common shareholders for basic and diluted shares for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 were $(1.50), $(11.75) and $(43.64), respectively. Net loss per share amounts reflected the effect of the 200-for-1 reverse stock split of our common stock that occurred on August 3, 2009. Average share amounts for the April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 periods were significantly lower than the year ended December 31, 2010 as a result of the conversions of shares of preferred stock into common stock in July and August 2009.

The Periods April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009
Compared With Twelve Months Ended December 31, 2008
Revenue
Revenue for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the twelve months ending December 31, 2008 are as follows:

	Revenue
	Successor Company	Predecessor Company
	For the Period	For the Period		Twelve
	April 24 to	January 1 to	Twelve Months Ended	Month
	December 31, 2009	April 23, 2009	December 31, 2008	Change
Network Radio	$119,852	$63,995	$209,532	$(25,685)
Metro Traffic	109,008	47,479	194,884	(38,397)

Total (1)	$228,860	$111,474	$404,416	$(64,082)

(1)
As described above, we currently aggregate revenue data based on the operating segment. A number of advertisers purchase both local/regional and national or Network Radio commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

Revenue for twelve months ended December 31, 2009 decreased $64,082, or 15.8%, from $404,416 for the twelve months ended December 31, 2008. The decrease in 2009 was principally attributable to the ongoing economic downturn and, in particular, the general decline in advertising spending, which started to contract in the second half of 2008 and continued in 2009. Revenue for all periods was adversely affected by increased competition and lower audience levels.
For the twelve months ended December 31, 2009, Network Radio revenue decreased $25,685, compared to $209,532 for the twelve months ended December 31, 2008, a 12.3% decline. The declines in 2009 were primarily the result of the cancellation of certain programs of $8,619, absence of the summer Olympics of $1,286 declines in audience, lower revenue from our RADAR network inventory and the general decline in advertising spending which began to contract in 2008 and continued throughout much of 2009 that affected our programming for news $10,407, sports of $3,211 and music of $2,536.
For the twelve months ended December 31, 2009, Metro Traffic revenue decreased $38,397, a decline of 19.7%, from $194,884 for the twelve months ended December 31, 2008. The 2009 decrease is principally related to a weak local advertising marketplace spanning various sectors and categories including retail of $6,657, automotive of $5,942, quick serve restaurants of $3,427, communications and advertising of $5,171, financial services of $3,738 and travel and entertainment of $1,997, which placed an overall downward pressure on advertising sales and rates.

Expenses
Operating costs
Operating costs for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the twelve months ending December 31, 2008 are as follows:

	Operating Costs
	Successor Company	Predecessor Company
	For the Period	For the Period		Twelve
	April 24 to	January 1 to	Twelve Months Ended	Month
	December 31, 2009	April 23, 2009	December 31, 2008	Change
Programming and operating	$79,277	$40,854	$139,886	$19,755
Station compensation	55,402	29,951	82,015	(3,338)
Payroll and payroll related	51,703	26,576	98,645	20,366
Other operating expenses	24,423	13,928	37,381	(970)

	$210,805	$111,309	$357,927	$35,813

For the twelve months ended December 31, 2009, operating costs decreased $35,813, or 10.0%, from $357,927 for the twelve months ended December 31, 2008. The decrease reflects the benefit of the Metro Traffic re-engineering and cost reduction programs, which began in the last half of 2008 and continued through 2009, and which were partially offset by increases in TV inventory purchases of $4,848 that are included in station compensation costs.
For the twelve months ended December 31, 2009, programming and operating costs decreased by $19,755 compared to $139,886 for the twelve months ended December 31, 2008, primarily due to lower aviation expense $5,851, talent fees of $4,037 and reduced revenue sharing expense from broadcast rights of $3,929 and program commissions of $6,245 as a result of our lower revenue.
For the twelve months ended December 31, 2009, station compensation expense increased by $3,338 compared to $82,015 for the twelve months ended December 31, 2008, primarily due to increases in TV inventory purchases of $4,848, partially offset by decreases in certain affiliate costs of $1,510, primarily from the renegotiation and cancellation of certain affiliate arrangements.
For the twelve months ended December 31, 2009, payroll and payroll related costs decreased $20,366 or 20.6% compared to $98,645 for the twelve months ended December 31, 2008, as a result of the salary reductions and decreased headcount of approximately 8%.
For the twelve months ended December 31, 2009, other operating expenses increased $970 compared to $37,381 for the twelve months ended December 31, 2008, reflecting a 2009 asset write-off of $1,652 and increased accounting and audit fees of $609, partially offset by the benefit of the Metro Traffic re-engineering program, primarily related to facilities of $1,501.
Depreciation and Amortization
Depreciation and amortization for the twelve months ended December 31, 2009 increased $13,006, or 118%, compared to $11,052 for the twelve months ended December 31, 2008. The increase is primarily attributable to the increase in amortization expense of $14,736 from the fair value of amortizable intangibles that were recorded as a result of the Refinancing and our application of push down acquisition accounting and by increased depreciation and amortization from our additional investments in systems and infrastructure of $440. This was partially offset by a decrease in warrant amortization expense of $1,618 as a result of the cancellation on March 3, 2008 of all outstanding warrants previously granted to CBS Radio and lower amortization from predecessor period intangible assets of $552.

Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $1,090 for the twelve months ended December 31, 2009 as compared to $16,007 for the twelve months ended December 31, 2008. The decrease is due to reduced legal fees for normal operations of $949 and reduced consulting fees of $767, partially offset by increases in accounting and auditing fees of $609.
Goodwill and Intangible Asset Impairment
In September 2009, a triggering event occurred as a result of updated forecasted results for 2009 and 2010, and therefore, we conducted impairment tests. The results indicated impairment in our Metro Traffic segment. As a result of the analysis, we recorded an impairment charge of $50,401 to Metro Traffic goodwill and $100 to Metro Traffic’s trademarks.
Restructuring Charges
In connection with the Metro Traffic re-engineering and other cost reductions, which included the consolidation of leased offices, staff reductions and the elimination of underperforming programming that commenced in the last half of 2008. Restructuring charges decreased $6,148 for the twelve months ended December 31, 2009 as compared to $14,100 for the twelve months ended December 31, 2008 as a result of decreased contract terminations of $6,354 and decreased severance costs of $3,166, partially offset by increased facilities costs of $3,372. The charges for the twelve months ended December 31, 2008 included severance of $6,765, contract terminations of $6,504 and the consolidation of leased offices of $831.
Special Charges
Special charges for the period from April 24, 2009 to December 31, 2009 included: Refinancing costs of $1,196, including transaction fees and expenses related to negotiation of the definitive documentation, fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g., Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the Senior Credit Facility); asset write-down associated with the TrafficLand arrangement of $1,852; professional fees and other costs related to the S-1 stock offering that we currently have no immediate plans to further pursue of $1,698; and costs related to the regionalization program, Culver City financing costs and costs associated with the acquisition of Jaytu (d/b/a Sigalert) totaling $808.
Special charges for the period from January 1, 2009 to April 23, 2009 included: Refinancing costs of $12,699, including transaction fees and expenses related to negotiation of the definitive documentation, fees of various legal and financial advisors for the constituents involved in the Refinancing (e.g., Westwood One, Gores, Glendon Partners, the banks, noteholders and the lenders of the Senior Credit Facility); and costs related to the regionalization program of $120.
Special charges for the period from April 24, 2009 to December 31, 2009 and for the period from January 1, 2009 to April 23, 2009 had no corresponding charges in the comparable twelve month period in 2008.
Special charges for 2008 consisted of associated legal and professional fees of $6,624 incurred in connection with the new CBS arrangement, contract termination costs of $5,000, and re-engineering expenses of $1,621.
Operating Loss
The operating loss for the twelve months ended December 31, 2009 decreased by $340,460 from $438,041 for the same period in 2008. This decrease is primarily due to the higher goodwill impairment charges in 2008 of $430,126 versus the goodwill impairment charge of $50,401 in 2009, partially offset by the decline in OIBDA in the Metro Traffic of $25,806 and Network Radio of $9,019 and higher depreciation and amortization of $13,006 as noted above.

OIBDA
OIBDA for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the twelve months ending December 31, 2008 are as follows:

	OIBDA
	Successor Company	Predecessor Company
	For the Period	For the Period		Twelve
	April 24 to	January 1 to	Twelve Months Ended	Month
	December 31, 2009	April 23, 2009	December 31, 2008	Change
Network Radio — OIBDA	$9,602	$(573)	$18,048	$(9,019)
Metro Traffic — OIBDA	5,504	(613)	30,697	(25,806)
Corporate expenses	(7,449)	(3,168)	(18,263)	7,646
Goodwill and intangible asset impairment	(50,501)	—	(430,126)	379,625
Restructuring and special charges	(9,530)	(16,795)	(27,345)	1,020

OIBDA	(52,374)	(21,149)	(426,989)	353,466
Depreciation and amortization	21,474	2,584	11,052	13,006

Operating loss	$(73,848)	$(23,733)	$(438,041)	$340,460

OIBDA loss for the twelve months ended December 31, 2009 decreased $353,466 from the twelve months ended December 31, 2008 due primarily to the higher goodwill impairment charges in 2008 of $430,126 versus the goodwill impairment charge of $50,401 in the third quarter of 2009. The decline in OIBDA between 2009 and 2008, absent the goodwill impairment charge, is primarily related to a weak advertising marketplace spanning various sectors and categories including automotive, retail and telecommunications, which placed an overall downward pressure on advertising sales and rates. The decline in revenue was partially offset by the realignment of our cost base, net of restructuring charges, which actions were taken as part of our Metro Traffic re-engineering and other reduction initiatives.
Network Radio
OIBDA in our Network Radio segment decreased by $9,019 for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008 of $18,048. The decrease was due to lower revenue of $25,685 and higher accounting and audit fees of $1,452. These expense increases were partially offset by decreases in salary and related costs of $3,458, program commissions of $6,245, talent costs of $4,037, broadcast rights of $3,929 and CBS fees of $2,583. We allocate certain operating costs to each segment. During 2009, we refined our allocation of accounting and auditing fees to the Network Radio segment, which resulted in an increase of expense for the Network Radio segment in 2009 of $1,452 compared to 2008. Our total accounting and audit fees increased by $609 during 2009.
Metro Traffic
OIBDA in our Metro Traffic segment decreased by $25,806 for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008 of $30,697, primarily due to lower revenue of $38,397 and higher program and operating costs, primarily television inventory purchases, of $9,299. These increases were partially offset by reductions in the following areas: salaries and related expenses of $13,223, aviation expense of $5,818, station compensation of $1,913 and rent of $1,455, as well as, a general decrease in other operating expenses due to cost saving measures. We allocate certain operating costs to each segment. During 2009, we refined our allocation of accounting and auditing fees to the Metro Traffic segment, which resulted in an increase of expense for the Metro Traffic segment in 2009 of $1,394 compared to 2008. Our total accounting and audit fees increased by $609 during 2009.

Interest Expense
Interest expense increased $1,353, or 8%, for the twelve months ended December 31, 2009 from $16,651 in the comparable period of 2008. The increase reflects higher average interest rates on the Senior Notes and Senior Credit Facility, partially offset by the lower average debt levels during 2009 as a result of our Refinancing that closed on April 23, 2009. As a result of our Refinancing, the interest payments on our debt on an annualized basis (i.e., from April 23, 2009 to April 23, 2010 and subsequent annual periods thereafter) increased from approximately $12,000 to $19,000, $6,000 of which will be PIK (such interest accrues on a quarterly basis and is added to the principal amount of our debt). The increase was partially offset by a one-time reversal of interest expense in 2009 from the settlement of an amount owed to a former employee of $754.
Other (Income) Expense
Other income decreased $12,005 for the twelve months ended December 31, 2009 to compared to $12,369 in 2008 principally due to a 2008 gain on the sale of securities of $12,420.
Provision for Income Taxes
Income tax benefits for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the twelve months ended December 31, 2008 were $25,025, $7,635 and $14,760, respectively. Income tax benefit for the twelve months ended December 31, 2009 increased $17,900, or 121%, from $14,760 for the twelve months ended December 31, 2008, primarily due to the operating loss and higher deductible expenses in 2009. Our effective 2009 income tax rates was impacted by the 2009 goodwill impairment charge, which for the most part was substantially non-deductible for tax purposes. The effective 2008 income tax rate was impacted by the 2008 goodwill impairment charge, which was substantially non-deductible for tax purposes.
Our effective tax rate for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the twelve months ended December 31, 2008 were 28.2%, 28.7% and 3.3%, respectively. The change in the effective tax rate is the result of large non-deductible expenses in 2008 for goodwill impairments, compared to a smaller impairment in 2009 and other items.
Net Loss
Our net losses for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the twelve months ended December 31, 2008 were $63,600, $18,961 and $427,563. The decrease for the twelve months ended December 31, 2009 of $345,002 from a net loss of $427,563 in the comparable period of 2008, was primarily attributable to the decrease in charges for goodwill and intangible impairment of $379,625. Net losses per share attributable to common shareholders for basic and diluted shares was $(11.75), $(43.64) and $(878.73), respectively. Average share amounts for the April 24, 2009 to December 31, 2009 period were significantly higher than the January 1, 2009 to April 23, 2009 period and the twelve months ended December 31, 2008 as a result of the conversions of shares of preferred stock into common stock in July and August 2009. Net loss per share amounts reflected the effect of the 200-for-1 reverse stock split of our common stock that occurred on August 3, 2009.

Liquidity, Cash Flow and Debt
Cash flows for the twelve months ended December 31, 2010 and for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 are as follows:

	Cash Flow
			Predecessor
			Company
	Successor Company		For the Period	Twelve
	Twelve Months Ended	For the Period April 24	January 1 to	Month
	December 31, 2010	to December 31, 2009	April 23, 2009	Change
Net cash provided by (used in) operating activities	$8,136	$(24,142)	$(777)	$33,055
Net cash used in investing activities	(7,957)	(6,434)	(1,384)	(139)
Net cash (used in) provided by financing activities	(2,065)	31,395	(271)	(33,189)

Net (decrease) increase in cash and cash equivalents	(1,886)	819	(2,432)	$(273)

Cash and cash equivalents, beginning of period	4,824	4,005	6,437

Cash and cash equivalents, end of period	$2,938	$4,824	$4,005

Net cash provided by operating activities was $8,136 for the twelve months ended December 31, 2010 an increase of $33,055 compared to the twelve months ended December 31, 2009. The increase was principally attributable to an increase in the change in accounts payable, accrued liabilities and amounts payable to related parties of $21,536, a lower net decrease in our deferred taxes of $14,453, a 2010 federal tax refund of $12,940 in 2010, a lower net loss of $51,304 (primarily from the absence of the 2009 impairment charge of $50,501), a decrease in the change in prepaid and other assets of $4,154 and an increase in the change in deferred revenue of $1,769. These items were partially offset by an increase in the change in accounts receivable of $15,694, lower other non-cash adjustments of $6,698 and a decrease in the change in taxes payable of $208.
While our business at times does not require significant cash outlays for capital expenditures, capital expenditures for the twelve months ended December 31, 2010 increased $2,275 to $8,843, compared to the twelve months ended December 31, 2009, primarily as a result of payments related to investment in internal use software we installed. In the fourth quarter of 2010, we received proceeds from the sale of marketable securities of $886.
Cash used in financing activities was $2,065 for the twelve months ended December 31, 2010, a decrease of $33,189 compared to the twelve months ended December 31, 2009. As part of the Securities Purchase Agreement amendments, we paid down our Senior Notes by $16,032 during 2010. We borrowed $10,000 under our revolving credit facility during 2010, received $5,000 in proceeds from the issuance of common stock to Gores and paid $1,033 under our capital leases. During the period from April 24, 2009 to December 31, 2009, we received $20,000 in proceeds from a term loan, $25,000 from the issuance of preferred stock to Gores and $6,998 from the Culver City building financing, all of which were partially offset by a repayment of the old senior debt of $25,000, repayment of the revolving credit facility of $11,000 and payments of $603 under our capital leases. During the period from January 1, 2009 to April 23, 2009, we paid $271 under our capital leases.
Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include requirements for potential M&A activity, capital expenditures, principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity to Gores and the issuance of long-term debt.

At December 31, 2010, our principal sources of liquidity were our cash and cash equivalents of $2,938 and borrowing availability of $3,781 under our revolving credit facility, which equaled $6,719 in total liquidity. Cash flow from operations is also a principal source of funds. We have experienced significant operating losses since 2005 as a result of increased competition in our local and regional markets, reductions in national audience levels, and reductions in our local and regional sales force, and more recently, as a result of higher programming fees and station compensation costs. As described in more detail below, as a result of our waiver and fourth amendment to our debt agreements entered into on April 12, 2011 and based on our 2011 projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness and projected working capital needs, and provide us sufficient Adjusted EBITDA to comply with our amended debt covenants for at least the next 12 months.
Our Senior Credit Facility and Senior Notes mature on July 15, 2012. If we are unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity. If financing is limited or unavailable to us upon the maturity of the Senior Credit Facility and Senior Notes, the Company may not have the financial means be able to repay the debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations.
Existing Indebtedness
Our existing debt totaling $146,629 consists of: $111,629 under the Senior Notes maturing July 15, 2012 (which includes $10,222 due to Gores) and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $15,000 outstanding under our revolving credit facility as of March 31, 2011. The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by subsidiaries of the Company and Gores. The Senior Notes bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of December 31, 2010, the accrued PIK interest was $10,161. As a result of the waiver and fourth amendments to the debt agreements we entered into on April 12, 2011, a 5% leverage fee will be imposed effective October 1, 2011 , subject to the potential elimination of such as described below. The 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. The fee shall be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. Accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter (as is the case with PIK interest on the Senior Notes which accretes to the principal amount). The Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by the subsidiaries of the Company and are secured by a first priority lien on substantially all of the Company’s assets. Effective as of the date of the waiver and fourth amendments to the credit agreements, the Senior Notes held by Gores were fully subordinated to the Senior Notes held by non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale. Notwithstanding the foregoing, if at any time, the Company provides satisfactory documentation to its lenders that its debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee would be eliminated on a prospective basis. The foregoing levels represent the same covenant levels set forth in the Second Amendment to the Securities Purchase Agreement entered into on March 30, 2010, except that the debt covenant level for June 30, 2011 was 5.50 in the Second Amendment. As part of the waiver and fourth amendment, the Company agreed it would need to comply with a 5.00 covenant level on June 30, 2011, on an LTM basis, for the 5% leverage fee to be eliminated.
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
Since the time of our Refinancing, we have entered into four amendments to our debt agreements with our lenders (on October 14, 2009, March 30, 2010, August 17, 2010 and most recently, April 12, 2011). In each case, our underperformance against our financial projections caused us to reduce our forecasted results. With the exception of our revised projections at the time of our October 2009 amendment and at the time of our April 2011 amendment (where we requested and received a waiver of our debt leverage covenants to be measured on December 31, 2009 and March 31, 2011, respectively, on a trailing four-quarter basis), our projections have indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place. Notwithstanding this, in both of the 2010 amendments, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Additionally, given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity in addition to modifying our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment in which Gores agreed to purchase an additional $15,000 of common stock. As a result thereof, 769,231 shares were issued to Gores on September 7, 2010 for approximately $5,000 and 1,186,240 shares were issued to Gores on February 28, 2011 for approximately $10,000. Because the $10,000 investment by Gores was to be made based on a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), the Gores $10,000 equity commitment was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to the aforementioned $10,000 Gores equity commitment. On December 31, 2010, the fair market value of such Gores equity commitment was a liability of $1,096 resulting in other expense of $1,538 for the year ended December 31, 2010. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price as described above. We accrued additional fees of $2,433 related to amending our credit agreements in the year ended December 31, 2010 recorded as interest expense.
As a result of the most recent amendments to our principal debt agreement, the waiver and fourth amendment to the Securities Purchase Agreement entered into on April 12, 2011, our previously existing maximum senior leverage ratios (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) measured on a trailing, four-quarter basis) of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 were replaced by a covenant waiver for the first quarter of 2011 and minimum LTM EBITDA thresholds of $4,000 and $7,000 respectively, for the second and third quarters of 2011. Debt leverage covenants for the last quarter of 2011 and the first two quarters in 2012 (the Senior Notes mature on July 15, 2012) remain unchanged. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to reflect a change to minimum LTM EBITDA thresholds and maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 in the Securities Purchase Agreement (applicable to the Senior Notes) are $3,400 and $5,950, respectively, in the Credit Agreement (governing the Senior Credit Facility). The Senior Notes held by Gores were also subordinated to the Senior Notes held by non-Gores holders, effective October 1, 2011, a 5% leverage fee will be imposed and we agreed to report the status of any M&A discussions/activity on a bi-weekly basis. As noted above, if at any time, we provide satisfactory documentation to our lenders that our debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee would be eliminated on a prospective basis.

On March 31, 2010, June 4, 2010 and November 30, 2010, we repaid $3,500, $12,000 and $532, respectively, of the Senior Notes in accordance with the agreements related to our debt covenants.
Adjusted EBITDA for the nine months ended September 30, 2010 was $11,269. Under the terms of our Senior Notes, in order to have satisfied our 11.25 to 1.00 covenant for the twelve month period ended December 31, 2010, we had to realize Adjusted EBITDA (loss) for the three months ended December 31, 2010 of no more than $(1,346). For the three months ended December 31, 2010 our Adjusted EBITDA was $869, which was $2,215 in excess of the required Adjusted EBITDA. As a point of reference, our Adjusted EBITDA for the three months ended December 31, 2009 was $6,089.
•
We have obtained from our lenders a debt covenant waiver for the first quarter of 2011 and accordingly, there is no minimum LTM EBITDA threshold or debt covenant level that we must satisfy for this period.

•
In order to satisfy our minimum LTM EBITDA threshold of $4,000 for the twelve month period ending June 30, 2011, we must realize a minimum Adjusted EBITDA loss of $(1,359) for the six months ended June 30, 2011. This compares to our Adjusted EBITDA for the six months ended June 30, 2010 of $6,779. Adjusted EBITDA for the six months ended December 31, 2010 was $5,359.

•
In order to satisfy our minimum LTM EBITDA threshold of $7,000 for the twelve month period ending September 30, 2011, we must realize a minimum Adjusted EBITDA of $6,131 for the nine months ended September 30, 2011. This compares to our Adjusted EBITDA for the nine months ended September 30, 2010 of $11,269. Adjusted EBITDA for the three months ended December 31, 2010 was $869.

•
In order to satisfy our 9.00 to 1.00 covenant for the twelve month period ending December 31, 2011, we must realize a minimum Adjusted EBITDA of $13,035 for the twelve months ended December 31, 2011. This compares to our Adjusted EBITDA for the twelve months ended December 31, 2010 of $12,138.

Our minimum LTM EBITDA thresholds (for the second and third quarter of 2011) and our maximum senior leverage ratios for the last quarter of 2011 and first two quarters of 2012 (each referred to herein as our “debt leverage covenant”), defined as the principal amount of Senior Notes over our Adjusted EBITDA (defined below), are measured on a trailing, four-quarter basis. The covenants are the same under our Securities Purchase Agreement, governing the Senior Notes, and our Senior Credit Facility, governing the Senior Credit Facility, except that they have different maximum levels. We have presented the more restrictive of the two levels below.

	Maximum Senior Leverage		Principal Amount of Senior Notes	Required Last Twelve Months
	Ratio Covenant / Minimum		Estimated Outstanding (Includes	(LTM) Minimum Adjusted
Quarter Ending	LTM EBITDA Thresholds		PIK) *	EBITDA
12/31/2010	11.25 to 1.0		111,629	9,923
3/31/2011	Waived		113,024	Waived
6/30/2011	4,000	**	114,437	4,000
9/30/2011	7,000	**	115,868	7,000
12/31/2011	9.00 to 1.0		117,316	13,035
3/31/2012	8.00 to 1.0		118,801	14,850
6/30/2012	7.50 to 1.0		120,322	16,043

*
The above table reflects PIK of 5% through September 30, 2011 and PIK a debt leverage fee equal to 5% that becomes payable beginning October 1, 2011 (assuming no paydown of more than 50% of the principal amount of the non-Gores Senior Notes and compliance with certain covenants as described above) in connection with the waiver and fourth amendment to the debt agreements.

**
The April 12, 2011 waiver and fourth amendment set forth minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 to replace Maximum Senior Leverage Ratio Covenant / Minimum LTM EBITDA Thresholds

Adjusted EBITDA has the same definition in both of our borrowing agreements and means Consolidated Net Income adjusted for the following: (1) minus any net gain or plus any loss arising from the sale or other disposition of capital assets; (2) plus any provision for taxes based on income or profits; (3) plus consolidated net interest expense; (4) plus depreciation, amortization and other non-cash losses, charges or expenses (including impairment of intangible assets and goodwill); (5) minus any “extraordinary,” “unusual,” “special” or “non-recurring” earnings or gains or plus any “extraordinary,” “unusual,” “special” or “non-recurring” losses, charges or expenses; (6) plus restructuring expenses or charges; (7) plus non-cash compensation recorded from grants of stock appreciation or similar rights, stock options, restricted stock or other rights; (8) plus any Permitted Glendon/Affiliate Payments (as described below); (9) plus any Transaction Costs (as described below); (10) minus any deferred credit (or amortization of a deferred credit) arising from the acquisition of any Person; and (11) minus any other non-cash items increasing such Consolidated Net Income (including, without limitation, any write-up of assets); in each case to the extent taken into account in the determination of such Consolidated Net Income, and determined without duplication and on a consolidated basis in accordance with GAAP.
“Permitted Glendon/Affiliate Payments” means payments made at our discretion to Gores and its affiliates including Glendon Partners for consulting services provided to Westwood One and “Transaction Costs” refers to the fees, costs and expenses incurred by us in connection with the Refinancing.
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
Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Twelve Months Ended December 31,
Adjusted EBITDA	2010	2009	2008

Net cash provided by (used in) operating activities	$8,136	$(24,919)	$2,038
Interest expense	23,251	18,003	16,651
Income taxes benefit	(15,721)	(32,660)	(14,760)
Deferred taxes	17,458	31,911	13,907
Federal tax refund	(12,940)	—	—
Special charges and other (1)	8,413	20,025	16,517
Restructuring	2,899	7,952	14,100
Paid-in-kind interest	(5,734)	(4,427)	—
Change in assets and liabilities	(14,333)	(2,778)	(6,376)
Other non-operating income	1,688	(363)	(998)
Change in fair value of derivative liability	(1,538)	—	—
Sigalert earn-out (2)	1,063	—	—
Traffic land write-down	(321)	(1,852)	—
Amortization of deferred financing costs	(23)	(331)	(1,674)
Losses (gains) on sales of securities	98	2	(1)
Loss on disposal of property and equipment	(258)	(190)	(206)

Adjusted EBITDA	$12,138	$10,373	$39,198

(1)
Special charges and other includes expense of $918, $1,652 and $3,272 are classified as general and administrative expense on the Statement of Operations for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)
Sigalert earn-out refers to additional earn-outs to members of Jaytu under the acquisition agreements in connection with the delivery and acceptance of certain traffic products in accordance with specifications mutually agreed upon by the parties.

We did not pay dividends to our stockholders during 2010, 2009 or 2008. In May 2007, our Board elected to discontinue the payment of a dividend on our common stock. The payment of dividends on our common stock is prohibited by the terms of our Senior Notes and Senior Credit Facility. There are no plans to declare dividends on our common stock for the foreseeable future. Additionally, our Senior Credit Facility and Senior Notes contain covenants that restrict our ability to repurchase shares of our common stock.
Goodwill
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
On April 1, 2011 we filed a notice of late filing on Form 12b-25 with the SEC, which estimated an impairment charge between $15,000 and $25,000 as of December 31, 2010. Subsequent to such filing we finalized our conclusion on the appropriate discount rate to be incorporated into our impairment model and concluded that we did not have an impairment as of December 31, 2010.
We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the impairment test. Our sensitivity analysis provides a range of potential impairment for each reporting unit, where the starting point of the range is our selected discount rate for the 2010 annual impairment test and increases the discount rate in increments of 1.0% until the rate of 15.5,%, which was the discount rate used in our 2009 annual impairment test.
The following table reflects our sensitivity analysis.

	Network Radio	Metro Traffic	Total

Discount rate
10.0%	$—	$—	$—
11.0%	—	—	—
12.0%	—	1,292	1,292
13.0%	—	8,193	8,193
14.0%	1,932	13,821	15,753
15.5%	8,211	20,466	28,677
Pro Forma Information 2009 and 2008
The following unaudited pro forma condensed financial information has been prepared to give effect to the Refinancing, as if the Refinancing had been completed on the first day of the earliest period presented. As a result of the Refinancing, a change in control occurred, which required us to account for the change of control with a revaluation of our balance sheet to a fair-value basis from a historical cost basis.
The actual results reported in periods following the Refinancing may differ significantly from those reflected in these pro forma financial statements for a number of reasons, including, but not limited to, differences between the assumptions used to prepare these pro forma financial statements and actual amounts. In addition, no adjustments have been made for non-recurring items related to the Refinancing. As a result, this pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Refinancing been completed on the first day of the earliest period presented. These pro forma financial statements are based upon historical financial statements and do not purport to project the future financial condition and results of operations after giving affect to the Refinancing.

The pro forma adjustments described below have been developed based on assumptions and adjustments, including assumptions relating to the purchase price and the allocation thereof to the assets acquired and liabilities assumed based on preliminary estimates of fair value.
The following unaudited pro forma condensed financial information for the twelve months ended December 31, 2009 and 2008 should be read in conjunction with, and is qualified by reference to, our consolidated income statements for the period from April 24, 2009 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008.

	Pro Forma For the Twelve Months Ended December 31, 2009
	For the Period	For the Period
	April 24 to	January 1 to	Pro Forma
	December 31, 2009	April 23, 2009	Adjustments		Pro Forma
Revenue	$228,860	$111,474	$—		$340,334

Operating costs	210,805	111,309	—		322,114
Depreciation and amortization	21,474	2,584	(4,909)	(A)	19,149
Corporate general and administrative expenses	10,398	4,519	—		14,917
Goodwill impairment	50,501	—	—		50,501
Restructuring charges	3,976	3,976	—		7,952
Special charges	5,554	12,819	—		18,373

Total Expenses	302,708	135,207	(4,909)		433,006

Operating (loss) income	(73,848)	(23,733)	4,909		(92,672)
Interest expense	14,781	3,222	2,401	(B)	20,404
Other expense (income)	(4)	(359)	—		(363)

Loss before income tax	(88,625)	(26,596)	2,508		(112,713)
Income tax benefit	(25,025)	(7,635)	711	(C)	(31,949)

Net loss	$(63,600)	$(18,961)	$1,797		$(80,764)

	Pro Forma For the Twelve Months Ended December 31, 2008
		Pro Forma
	Historical	Adjustments		Pro Forma
Revenue	$404,416	$—		$404,416

Operating costs	357,927	—		357,927
Depreciation and amortization	11,052	17,399	(A)	28,451
Corporate general and administrative expenses	16,007	—		16,007
Goodwill impairment	430,126	—		430,126
Restructuring charges	14,100	—		14,100
Special charges	13,245	—		13,245

Total Expenses	842,457	17,399		859,856

Operating loss	(438,041)	(17,399)		(455,440)
Interest expense	16,651	1,717	(B)	18,368
Other expense (income)	(12,369)	—		(12,369)

Loss before income tax	(442,323)	(19,116)		(461,439)
Income tax benefit	(14,760)	(5,706)	(C)	(20,466)

Net loss	$(427,563)	$(13,410)		$(440,973)

Notes to the Unaudited Pro Forma Adjustments
The Unaudited Pro Forma Statements of Operations for the years ended December 31, 2008 and 2009 reflect the Refinancing and the resultant acquisition accounting and gives effect to these events as if each had occurred on January 1, 2008:
Note A - In accordance with authoritative guidance, which is applicable to the Refinancing and the change of control, we have revalued our goodwill and intangibles using our best estimate of current fair value. The value assigned to goodwill and indefinite lived intangible assets is not amortized to expense and the majority is not expected to be tax deductible. Our client contracts are typically exclusive agreements with our partners and/or talent to provide programming and content over a specified period of time. The values assigned to definite lived assets are amortized over their estimated useful life.
Also, in accordance with authoritative guidance, we have identified property and equipment which we valued using our best estimate of current fair value. Accordingly, an asset for property and equipment of $6,750 has been recorded to reflect the estimated fair value of the property and equipment and such amount is being depreciated to expense over the remaining lives of the assets.
Similarly, in accordance with authoritative guidance, we have identified leases and client contracts which we valued below market. Accordingly, a liability of $3,460 has been recorded to reflect the estimated fair value of the leases and client contracts and such amount is being taken to income over the remaining life of the contract.

The following table summarizes the pro forma charges for amortization and depreciation expense for the twelve months ended December 31, 2009 and 2008.

	Pro Forma Changes for Long Lived Assets
	For the Twelve Months ended December 31, 2009
		Opening		Ending
Intangibles	Estimated life	Balance	Amortization	Balance
Trademarks	Indefinite	$20,800	$—	$20,800
Affiliate relationships	10 years	64,890	7,210	57,680
Software and technology	5 years	4,480	1,120	3,360
Client contracts	5 years	6,946	1,984	4,962
Leases	7 years	840	140	700
Insertion orders	9 months	—	—	—

Subtotal—Intangible Assets		97,956	10,454	87,502

Property and equipment	Various lives	6,220	366	5,854

Subtotal— Assets		104,176	10,820	93,356
Client Contracts	1.5 years	(470)	(470)	—
Leases	7 years	(1,757)	(293)	(1,464)

Subtotal—Liabilities		(2,227)	(763)	(1,464)

Net Total			10,057
Amortization expense			14,966

			$(4,909)

	Pro Forma Changes for Long Lived Assets
	For the Twelve Months ended December 31, 2008
		Opening		Ending
Intangibles	Estimated life	Balance	Amortization	Balance
Trademarks	Indefinite	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	7,210	64,890
Software and technology	5 years	5,600	1,120	4,480
Client contracts	5 years	8,930	1,984	6,946
Leases	7 years	980	140	840
Insertion orders	9 months	8,400	8,400	—

Subtotal—Intangible Assets		116,810	18,854	97,956

Property and equipment	Various lives	6,750	530	6,220

Subtotal— Assets		123,560	19,384	104,176
Client contracts	1.5 years	(1,410)	(940)	(470)
Leases	7 years	(2,050)	(293)	(1,757)

Subtotal—Liabilities		(3,460)	(1,233)	(2,227)

Net Total			18,151
Amortization expense			752

			$17,399

Amortization of the new intangibles for Affiliate Relationships, Client Contracts and Insertion Orders and the property and equipment was reflected in these tables.

Note B — For the time periods shown, the Senior Notes bore interest at 15% per annum, payable 10% in cash and 5% in-kind (PIK interest). Interest expense was adjusted to reflect the new debt of $117,500 and new interest rate of 15% on such indebtedness. The PIK interest is added to the principal quarterly but will not be payable until maturity. The debt has been recorded for the pro forma financial statements at face value, which is our best estimate of fair value.

	Pro Forma Changes Interest
	For the Twelve Months Ended December 31,
	2009	2008

Interest expense on new debt	$20,329	$17,958

Interest expense on indebtedness prior to refinancing	17,928	16,241

Incremental interest expense adjustment	$2,401	$1,717

Note C — Taxes were calculated on the new pro forma (loss) amount using the effective rate for each applicable period.

	Pro Forma Changes - Taxes
	December 31, 2009	December 31, 2008

Pretax loss	$(26,596)	$(442,323)
Tax benefit	7,635	14,760

Effective rate	28.7%	3.3%
Non-deductible portion of goodwill impairment	0.0%	31.8%

Normalized effective tax rate	28.7%	35.1%

Proforma pretax loss	(112,713)	(461,439)
Adjustment for goodwill impairment	—	403,194

Adjusted proporma pretax loss	(112,713)	(58,245)

Proforma tax benefit	$(32,357)	$(20,466)

Investments
Jaytu (d/b/a Sigalert)
On December 31, 2009, we purchased Jaytu for $2,500, which consisted of a cash payment of $1,250 and 232,277 shares of our common stock valued at $5.38 per share (or approximately $1,250). For accounting purposes, the 232,277 shares of our common stock were recorded at a fair value of $1,045 (based on a per share price of $4.50). Under the purchase agreement, members of Jaytu could earn up to an additional $1,500 in cash upon the delivery and acceptance of certain traffic products in accordance with certain specifications mutually agreed upon by the parties, including commercial acceptance and/or first usage of the products by our television affiliates. As of December 31, 2010, $1,063 of the potential additional payments of $1,500 had been earned and $250 had been paid to the members of Jaytu. The remaining $437 of these potential payments could still be earned by members of Jaytu in the future if the previously agreed specifications are met. The assets purchased are software and technology assets included in intangible assets. The operations and assets of Jaytu (d/b/a Sigalert) are included in the Metro Traffic segment.

TrafficLand
On December 22, 2008, Metro Traffic Networks Communications, Inc. and TrafficLand entered into a License and Services Agreement (the “TrafficLand License Agreement”) which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, Westwood One, Inc. (parent of Metro Traffic Networks Communications, Inc.), TLAC, Inc. (a wholly-owned subsidiary of Westwood One) and TrafficLand entered into an option agreement granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a Merger Agreement which the parties had previously negotiated and placed into escrow. We ultimately chose not to exercise the option to purchase TrafficLand, and accordingly the Option Agreement and Merger Agreement were terminated. As a result, the License Agreement will continue until December 31, 2011. In early 2011, we paid $300 to maintain our exclusive license to market and distribute TrafficLand services and products through December 31, 2011.
GTN
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other (income) expense in the Consolidated Statement of Operations.
POP Radio
On October 28, 2005, we became a limited partner of POP Radio, LP (“POP Radio”) pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. This agreement was extended to December 31, 2011 on December 31, 2010. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2010 was de minimis. Pursuant to the terms of a 2006 recapitalization of POP Radio, if and when one of the other partners elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%. As of December 31, 2010, these warrants were outstanding.
Contractual Obligations and Commitments
The following table lists our future contractual obligations and commitments as of December 31, 2010:

	Payments due by Period
Contractual obligations(1)	Total	<1 year	1 - 3 years	3 - 5 years	>5 years
Debt (2)	$193,060	$12,781	$180,279	$—	$—
Broadcast and news rights	641,191	115,665	182,097	149,640	193,789
Operating leases	54,894	7,699	14,861	12,734	19,600
Building financing (3)	9,396	906	1,909	2,045	4,536
Capital lease obligations	640	640	—	—	—
Other long-term obligations	20,308	12,346	7,629	333	—

Total contractual obligations	$919,489	$150,037	$386,775	$164,752	$217,925

(1)	The above table excludes uncertain tax positions reserves of $6,505 and deferred tax liabilities of $36,174 as the future cash flows are uncertain as of December 31, 2010.

(2)
Includes the estimated net interest and amendment fee payments on fixed and variable rate debt and payments of accumulated PIK. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2010, and borrowings outstanding are assumed to remain at current levels.

(3)	Includes payments related to the financing of our Culver City properties.

We have long-term non-cancelable operating lease commitments for office space and equipment and capital leases for satellite transponders.
Included in broadcast and news rights enumerated in the table above, are various contractual agreements to pay for broadcast rights and news service rights, including $409,223 of payments due under the CBS arrangement ($76,278 within 1 year; $120,766 1-3 years; $128,140 3-5 years; and, $84,039 beyond 5 years). As discussed in more detail below, on October 2, 2007, we entered into a long-term distribution arrangement with CBS Radio which closed on March 3, 2008. Included in other long-term obligations enumerated in the table above, are various contractual agreements to pay for talent and market ratings research.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, impairment of goodwill and indefinite lived intangible assets and other contingencies. We base our estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity.
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
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods (See the section entitled “Cautionary Statement regarding Forward-Looking Statements” in Item 1 — Business and Item 1A — Risk Factors), which would require us to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions. Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $15,359, $9,357, $5,357 and $13,152 has been recognized for the year ended December 31, 2010, the period from April 24, 2009 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008, respectively, and barter expenses of $15,623, $8,750, $5,541 and $12,740 have been recognized for the year ended December 31, 2010, the period from April 24, 2009 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008, respectively.
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

Prior to 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative commenced in the fourth quarter of 2008, we installed separate management for the Network Radio and Metro Traffic divisions providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
On an annual basis and upon the occurrence of certain interim triggering events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. The carrying value of our goodwill at December 31, 2010 is $38,945. In December 2010, as a result of our annual goodwill impairment test, we determined that our goodwill was not impaired. In 2009, we determined that our goodwill was impaired and recorded impairment charges totaling $50,401.
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contacts, when aggregated, create a nationwide audience that is sold to national advertisers. The intangible asset values assigned to the affiliate agreements for each acquisition were determined based upon the expected discounted aggregate cash flows to be derived over the life of the affiliate relationship. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortize the value assigned to affiliate agreements on an accelerated basis (period ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived. We review the recoverability of our finite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. During 2009, an impairment of intangible assets of $100 was recorded for the reduction in the value of the Metro Traffic trademarks.
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
Income Taxes — We use the asset and liability method of financial accounting and reporting for income taxes required by the authoritative guidance. Under the authoritative guidance, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

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
We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which allowed us to carryback net operating losses through 2009. Also, we have taxable temporary differences that can be used as a source of income in the future. As such, no valuation allowance was recorded during the years ended December 31, 2010 or 2009. We will continue to assess the need for a valuation allowance at each future reporting period.
Recent Accounting Pronouncements Affecting Future Results
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 9 — Fair Value Measurements. These new disclosure requirements are effective for the period ending September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU 2010-29”). ASU 2010-29 changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to changing interest rates under the Senior Credit Facility. During 2010, we were party to one derivative financial instrument. Gores’ investment in our common stock was to be made based on a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), therefore it was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096 resulting in other expense of $1,538 for the year ended December 31, 2010. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price as described above and $1,096 will be recorded as other income in the first quarter of 2011. No cash was exchanged for the derivative instrument at any time. We were not party to any other derivative financial instruments during 2010.

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
The Audit Committee of the Board of Directors, which is comprised solely of directors who are independent under NASDAQ rules and regulations, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining our independent accountants. The independent accountants have full and free access to the Audit Committee with and without management’s presence. Members of the Audit Committee meet the stringent independence standards and at least one member has financial expertise. From March 16, 2009, when we were delisted from the NYSE, to November 20, 2009, when our common stock was listed on the NASDAQ Global Market under the ticker symbol “WWON”, we were not subject to the listing requirements of any national securities exchange or national securities association. Effective November 20, 2009, the Company became subject to NASDAQ rules and regulations except where it relies on the “controlled company” exemption to the board of directors and committee composition. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ rules which require that our audit committee be composed of at least three independent directors. The Board used the NASDAQ standard of “independence” in determining the independence of Messrs. Ming, Nunez and Wuensch.
The consolidated financial statements and the related notes and schedules are indexed on page F-1 of this report, and attached hereto as pages F-1 through F-48 and by this reference incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of December 31, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that it is effective as of such date.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance Directors
All dollar amounts in Item 10 are presented in whole dollars, unless otherwise noted.
Our directors are listed below. Our Board of Directors (referred to in this Part III as “the Board”) is divided into three classes (Class I, II, and III), each class serving for three-year terms, which terms are staggered and expire as indicated below. Each director’s class, the committees on which he serves, his age as of April 30, 2011 and the year he became a director is indicated below.

					Committee Assignments
Name		Director		Term	Audit	Compensation
(I = Independent)	Age	Since	Class	Expires	Committee	Committee
Gregory Bestick	59	2010	I	2013
Andrew P. Bronstein	52	2009	I	2013
Jonathan I. Gimbel	31	2009	II	2012
Scott M. Honour	44	2008	II	2012
H. Melvin Ming (I)	66	2006	III	2011	**	*
Michael F. Nold	40	2009	I	2013		**
Emanuel Nunez (I)	52	2008	III	2011	*	*
Joseph P. Page	57	2009	III	2011
Mark Stone	47	2008	I	2013		*
Ronald W. Wuensch (I)	69	2009	II	2012	*

*	Member

**	Chair

(I)	- Independent
The principal occupations and professional backgrounds of the ten directors are as follows:
Mr. Bestick — has been a director of the Company since October 1, 2010. Mr. Bestick is currently the Chief Operating Officer of the Paradigm Talent Agency. In 2003, Mr. Bestick founded Ogden Park Ventures, a technology investment and consulting firm that has worked in Europe, Asia and the U.S. with the toy maker Mattel, Inc. and various private equity firms. Mr. Bestick previously served as CEO of Broderbund Software, an early innovator in children’s educational software (2001-2003), as President of The Learning Company, a market-leading consumer software company (1999-2001), and as CEO of Creative Wonders, a joint venture between video game maker Electronic Arts and the Walt Disney Corporation (1995-1999). Mr. Bestick is also Chairman of eLanguage, LLC, a worldwide publisher of language learning software, and a member of the Board of Directors of the Help Kenya Project, a not-for-profit educational foundation.
Mr. Bronstein — has been a director of the Company since April 23, 2009. Mr. Bronstein is a Managing Director of Gores Operations Group, the operations affiliate of The Gores Group, LLC (“Gores”), which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Bronstein is responsible for portfolio company financial oversight and controls and financial due diligence activities for Gores. In addition to serving as a Director of the Company, Mr. Bronstein is a Director of Diagnostic Health Corp. and a member of the Operations Committee of Alliance Enterprises Corporation, all Gores portfolio companies. Before joining Gores Operations Group in 2008, Mr. Bronstein was President of APB Consulting LLC, a consulting firm that solved complex financial and accounting issues and led acquisition due diligence for public and private companies. From 1992 to 2006, Mr. Bronstein was Corporate Controller and Principal Accounting Officer (and Vice President commencing in 1994) of SunGard Data Systems Inc., a Fortune 500 software and services company. Before 1992, Mr. Bronstein worked for Coopers & Lybrand, a predecessor of PricewaterhouseCoopers, as a senior manager and director of its technology practice in Philadelphia, PA. Mr. Bronstein graduated with distinction from Northeastern University with a B.S. in Accounting and a concentration in Finance. He is a Certified Public Accountant.

Mr. Gimbel — has been a director of the Company since April 23, 2009. Mr. Gimbel is currently a Principal at Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Gimbel is responsible for the negotiation and execution of certain Gores acquisitions, divestitures and financing activities in addition to originating new investment opportunities. Prior to joining Gores in 2003, Mr. Gimbel was an analyst at Credit Suisse First Boston, where he focused primarily on mergers and acquisitions and leveraged finance transactions in the Media and Telecommunications group. Mr. Gimbel graduated with honors from the University of Texas with a Bachelor of Business Administration in Finance and Accounting and holds an M.B.A. from the Harvard Business School.
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
Mr. Ming — has been a director of the Company since July 7, 2006. Since October 2002, Mr. Ming has been the Chief Operating Officer of Sesame Workshop, the producers of Sesame Street and other children’s educational media. Mr. Ming joined Sesame Workshop in 1999 as the Chief Financial Officer. Prior to joining Sesame Workshop, Mr. Ming was the Chief Financial Officer of the Museum of Television and Radio in New York from 1997 to 1999; Chief Operating Officer at WQED in Pittsburgh from 1994-1996; and Chief Financial Officer and Chief Administrative Officer at Thirteen/WNET New York from 1984 to 1994. Mr. Ming is a Certified Public Accountant and graduated from Temple University in Philadelphia, PA.
Mr. Nold — has been a director of the Company since April 23, 2009. Mr. Nold is currently a Managing Director of Glendon Partners, the operations affiliate of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Nold is responsible for oversight of select Gores portfolio companies and operational due diligence efforts. Before joining Glendon Partners in 2008, from 2004 to 2008, Mr. Nold was an executive at Hewlett-Packard. Mr. Nold served as VP of Strategy & Corporate Development at Hewlett-Packard, where he focused on the global Services and Technology Solutions divisions, and also co-led Hewlett-Packard’s Corporate Strategy group, responsible for prioritizing and driving key transformational initiatives across Hewlett-Packard. Previously, Mr. Nold held leadership positions, in strategy and marketing, at United Technologies and Avanex Corporation from 2001 to 2004. Prior to that, Mr. Nold served as a management consultant with Bain & Company. Mr. Nold earned a B.S.E. in Industrial & Operations Engineering from the University of Michigan and an M.B.A. in Finance and Marketing from The Wharton School.
Mr. Nunez — has been a director of the Company since June 19, 2008. Mr. Nunez is currently an agent in the Motion Picture department of Creative Artists Agency (CAA), an entertainment and sports agency based in Los Angeles with offices in New York, London, Nashville, and Beijing. Mr. Nunez is involved in the representation of actors, directors, production companies and film financiers, focusing on exploring financial opportunities for the agency’s clients in emerging global markets. Mr. Nunez also participates in transactions ranging from traditional talent employment and production arrangements, to the territorial sales of motion picture distribution rights worldwide, as well as the structuring of many international co-productions. Mr. Nunez joined CAA in 1991. He was previously at ICM, and prior to this was an attorney for an entertainment law firm in Los Angeles. Since 2003, Mr. Nunez has served as a commissioner for the Latin Media & Entertainment Commission, an organization that advises the Mayor of New York City on business development and retention strategies for the Latin media and entertainment industry. Since 2007, he has served on our Board and also serves on our Audit Committee and Compensation Committee. Born in Cuba, Mr. Nunez resides in Los Angeles.

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
Mr. Stone — has been a director of the Company since June 19, 2008 and served as Vice-Chairman of the Board from his election until August 30, 2010 at which time he was elected to the position of Chairman of the Board. Mr. Stone is currently President, Gores Operations Group, and Senior Managing Director of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners II, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Stone has responsibility for Gores’ worldwide operations group, oversight of all Gores portfolio companies and operational due diligence efforts. Mr. Stone joined Gores in 2005 from Sentient Jet, a provider of private jet membership, where he served as Chief Executive Officer from 2002 to 2004. Prior to Sentient Jet, Mr. Stone served as Chief Executive Officer of Narus, a global telecommunication software company, as Chief Executive Officer of Sentex Systems, an international security and access control manufacturing company. Mr. Stone holds an M.B.A. in Finance from The Wharton School and a B.S. in Finance from the University of Maine. Mr. Stone is also a director of various Gores portfolio companies.
Mr. Wuensch — has been a director of the Company since July 6, 2009. In 1992, Mr. Wuensch founded Wuensch Consulting, which specializes in providing private consulting services to boards of directors and chief executive officers regarding specific issues on economic value and business design. From 1988 to 1992, Mr. Wuensch served as Group Executive for a $50 billion financial services holding company and prior thereto was Senior Vice President for a multi-bank holding company, President of a bank holding company, and a consulting partner with Arthur Young and with KPMG. In addition, Mr. Wuensch has extensive experience as a board member of several public and private companies. From 2008 to 2010, he served as an Executive Professor at the University of Houston’s Bauer College of Business, Wolff Center for Entrepreneurship. Mr. Wuensch is a graduate of Baylor University and a Certified Public Accountant licensed in Texas.
Qualifications of Directors
Gores Designees. Of the 10 directors that serve on our Board, six were designated by Gores, another, Mr. Nunez, was nominated by Gores to serve as an independent director and Mr. Bestick was nominated by Gores to serve as a director. The Gores directors include two directors, Messrs. Honour and Gimbel, who focus primarily on M&A opportunities, and four directors, Messrs. Bronstein, Nold, Page and Stone, who focus primarily on operational matters (e.g., efficiencies in the businesses, growth opportunities, new projects, accounting/financial matters). Gores selected the following individuals to serve as directors in consideration of the following qualifications and skills. Gores had the right to designate three directors to the Board beginning in June 2008 when it purchased $75 million of our preferred stock. Gores took control of the Company in connection with the Refinancing which closed on April 23, 2009.
•
Mr. Bronstein’s extensive experience in dealing with complex financial and accounting matters, including as a consultant and corporate controller and principal accounting officer of a Fortune 500 software and services company, provides the Board with a critical resource on various operational and financial matters. Until our listing on NASDAQ which required that all members of the Audit Committee be independent, Mr. Bronstein served on our Audit Committee, which during 2009 dealt with several new accounting issues in connection with the Refinancing.

•
Mr. Gimbel, who works on exploring and negotiating M&A opportunities, has worked as a key member of the Gores M&A team, including with Mr. Honour, for approximately eight years. Mr. Gimbel’s tenure as an M&A analyst in the Media and Telecommunications Group of a major investment bank brings an added dimension of M&A experience to the Board.

•
Mr. Honour is responsible for structuring and pursuing strategic alternatives on behalf of Gores and was designated to the Board to identify potential M&A transactions on our behalf. Mr. Honour has been an investment banker for 20 years and has spent his professional career identifying, negotiating and closing M&A and financial transactions.

•
Mr. Nold has extensive operational experience, with a particular focus on strategy and related transformational initiatives. Mr. Nold was designated to the Board for his ability to conduct extensive diligence on a company’s operations and pinpoint areas for improvement, on a timely and cost-effective basis. Beyond supporting our overall operational improvement, in 2008 and 2009, Mr. Nold was deeply engaged in transforming the capabilities and performance of the Network business.

•
Mr. Page brings to the Board significant financial, managerial and operational knowledge. In addition to having held several CFO and COO positions and being a Partner at Price Waterhouse, Mr. Page currently oversees operational and financial functions for all of Gores and has extensive media and financial experience.

•
Mr. Stone, who leads Gores’ Operations group and is responsible for its worldwide operations group, was designated by Gores to serve on our Board primarily as a result of his extensive operational expertise. Mr. Stone’s educational background in math and computer science and his experience as Chief Executive Officer for three companies makes him a crucial adviser to both our management and the Board when key decisions, such as operational improvements, revenue growth initiatives or potential M&A activity are being considered and made by the Board.

Non-Gores Directors. Of the remaining four directors, Messrs. Bestick and Nunez were nominated by Gores; Mr. Wuensch was nominated by our lenders (pursuant to our Investor Rights Agreement with our lenders); and Mr. Ming is an independent director who has served on the Board since 2006.
•
Mr. Bestick has a long history of working in the media industry, particularly related to technology and software. Mr. Bestick was appointed to the Board to assist us as we broaden our media platform, including in the digital space. As a chief executive of numerous companies, Mr. Bestick brings leadership and initiative to the Board. We are also able to leverage Mr. Bestick’s media contacts and relationships.

•
Mr. Ming was nominated by the then Nominating and Governance Committee in 2006 and became a director of the Company in July 2006 during a period when we were seeking additional financial expertise (the Chair of our Audit Committee resigned in April 2006). Mr. Ming’s extensive roles as CFO, COO or CAO in different organizations were ideal complements to the Board. Mr. Ming has served on the Audit and Compensation Committees for nearly five years.

•
Mr. Nunez was nominated by Gores because of his contacts and experience in the entertainment industry, an industry in which he has operated for over 24 years, both as an attorney and as a talent agent. His experience in helping to structure employment and production arrangements was a key consideration in his nomination and election to our Board, particularly as we continue to explore and develop new programming.

•
Mr. Wuensch was nominated by our lenders principally for his corporate governance experience and his service to various companies, including during times of financial transition and/or restructuring. Mr. Wuensch has been an executive, director and consultant (the latter for the last 19 years) to numerous companies over the last 40 years.

Diversity of the Board
As disclosed in more detail below under the section entitled “Committees of the Board,” effective April 23, 2009, we do not have a Nominating and Governance Committee and of the eleven directors on the Board (there is currently one vacancy), six are employed by Gores or its affiliate, Glendon Partners, and one is a designee of our lenders. The Board does not have a formal written policy regarding diversity but both it and Gores, when reviewing candidates, consider the diversity as well as breadth and wealth of a director’s professional experience and how such might compliment the experience currently represented on the Board. In particular, we place a significant emphasis on identifying directors who have operational, financial and strategic/M&A experience. Other factors considered in evaluating a director’s qualifications include educational/technical skills (MBA/CPA); exposure with turnaround situations; leadership roles (CEO, CFO, COO, CAO, CTO) and relationships in the media and entertainment industry. All directors must have a high ethical character and solid professional reputation; possess sound business judgment and be willing to be engaged in the business of the Board. Nominations may be made by any of our directors or stockholders as described below under “Director Nomination Procedures.”
Executive Officers
The following is a list of our executive officers. Only the Chief (Principal) Executive Officer, Chief (Principal) Financial Officer (in our case, Mr. Sherwood is both the President and CFO) and the three most highly compensated of our executive officers (excluding the CEO and CFO) using the methodology of the SEC for determining “total compensation” are considered “named executive officers” (also referred to in this report as “NEOs”). The Compensation Discussion and Analysis that appears below relates only to the NEOs for fiscal year 2010.

Executive Officer	Position
Roderick M. Sherwood III	President and Chief Financial Officer

Edward Mammone	Principal Accounting Officer

Steven Kalin	Chief Operating Officer and President, Metro Networks division

David Hillman	Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel

Steve Chessare	SVP, Sales, Network

Fred Bennett	President and General Manager, Metro Television
The professional backgrounds of our executive officers for fiscal year 2010 who are not also directors follow:
Roderick M. Sherwood, III (age 57) was appointed our Executive Vice President, Chief Financial Officer, and Principal Accounting Officer effective September 17, 2008, and our President effective October 20, 2008. Mr. Sherwood served as Chief Financial Officer, Operations of The Gores Group, LLC from November 2005 to September 5, 2008, where he was responsible for leading the financial oversight of all Gores portfolio companies. From October 2002 to September 2005, Mr. Sherwood served as Senior Vice President and Chief Financial Officer of Gateway, Inc., where he was primarily responsible for overseeing financial performance and operational improvements and exercising corporate financial control, planning, and analysis. During his tenure at Gateway, he also oversaw Gateway’s acquisition of eMachines. From August 2000 to September 2002, Mr. Sherwood served as Executive Vice President and Chief Financial Officer of Opsware, Inc. (formerly Loudcloud, Inc.), an enterprise software company. Prior to Opsware, Mr. Sherwood also served in a number of operational and financial positions at Hughes Electronics Corporation, including General Manager of Spaceway (broadband services), Executive Vice President of DIRECTV International and Chief Financial Officer of Hughes Telecommunications & Space Company. He also served in a number of positions during 14 years at Chrysler Corporation, including Assistant Treasurer and Director of Corporate Financial Analysis. Mr. Sherwood currently serves as a director of Dot Hill Systems Corporation, including as Chair of its Audit Committee.

Edward Mammone (age 42) was appointed our Principal Accounting Officer in October 2009. From January 1997 to September 2009, Mr. Mammone held numerous financial positions at Revlon Inc., culminating in his being named Chief Accounting Officer in December 2006, a position he held until his departure in September 2009. Prior to Revlon, Mr. Mammone was a Manager in the Audit Practice of Grant Thornton LLP from October 1993 to December 1996. Mr. Mammone holds a B.S. from St. Francis University (with a dual major in Accounting and Business Management). Mr. Mammone is Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Steven R. Kalin (age 47) was appointed our Chief Operating Officer effective July 7, 2008 and President of the Metro Networks division on October 20, 2008. Mr. Kalin has 20 years of media experience, encompassing both traditional and digital platforms and strategic, business development and operational roles. From 2002 to 2007, Mr. Kalin served as Executive Vice President and Chief Operating Officer of Rodale, Inc., a global publisher of health and wellness information. From September 2000 to January 2002, Mr. Kalin was Chief Operating Officer and then Chief Executive Officer of Astata, a business to business wireless software company. From September 1998 to June 2000, Mr. Kalin served as Chief Financial Officer and Chief Operating Officer of Medscape, a leading online website for physicians. From October 1995 to August 1998, Mr. Kalin was Vice President of Business Development for ESPN Internet Ventures and with ESPN Enterprises. At the start of his career, Mr. Kalin was a consultant with McKinsey & Company in the firm’s media practice. Mr. Kalin holds a B.A. from Brown University and an M.B.A. from Harvard Business School.
David Hillman (age 42) serves as our Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel. Mr. Hillman joined us in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006 and Chief Administrative Officer on July 10, 2007. Mr. Hillman has a B.A. from Dartmouth College and a J.D. from Fordham University School of Law.
Steve Chessare (age 53) serves as our Senior Vice President, Sales. From November 1998 until June 2008, Mr. Chessare held the position of General Sales Manager of WLTW-FM in New York City. From November 1989 until November 1998, he held various positions within CBS Radio culminating in the role of Vice President/General Manager of CBS Radio Sales, the national sales division of CBS Radio. Mr. Chessare is a graduate of Fairfield University in Fairfield, Connecticut with a B.S. in Business Management degree.
Fred Bennett (age 46) was appointed as our President and General Manager, Metro Television on November 17, 2010. Since 2006, Mr. Bennett has held numerous sales positions at the Company, including VP of Mid-Atlantic Ad Sales (2006-2007), EVP, Affiliate Sales (2008-2009) and EVP, Affiliate Sales and Business Operations (2009 to 2010). He was VP, Affiliate Sales from 1999 to 2001 and General Manager and SVP, Affiliate Sales from 2001 to 2004. In between 2004 and 2006, Mr. Bennett served as General Sales Manager of WABC Radio (2005-2006) and Market Manager of Pamal Broadcasting (2004-2005). Mr. Bennett is a graduate of Brookdale College with a degree in Communications & Broadcasting.
There is no family relationship between any of our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and more than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of forms received by us, or written representations from our directors and executive officers, we believe that during 2010 our executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.

Code of Ethics
We have a written policy entitled “Code of Ethics” that is applicable to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, which was amended and restated on April 23, 2009. We no longer have a Supplemental Code of Ethics for our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our website (www.westwoodone.com) and is available in print at no cost to any stockholder upon request by contacting us at (212) 641-2000 or sending a letter to 1166 Avenue of the Americas, 10th Floor, New York, NY 10036, Attn: Secretary.
Director Nomination Procedures
On April 23, 2009, the Board adopted and approved the Amended and Restated By-Laws (the “Amended and Restated By-Laws”). Section 2.16 of the Amended and Restated By-Laws added advance notice provisions relating to stockholder proposals to nominate directors for election at stockholder meetings. The following summary of is qualified in its entirety by reference to the copy of the Amended and Restated By-Laws attached as Exhibit 3.1 to our Current Report on 8-K filed with the SEC on April 27, 2009.
Nominations of persons for election to the Board may be made at any Annual Meeting of Stockholders, or at any Special Meeting of Stockholders called for the purpose of electing directors, (1) by or at the direction of the Board (or any duly authorized committee thereof) or (2) by any of our stockholders (A) who is a stockholder of record on the date of the giving of the notice provided for in Section 2.16 of the Amended and Restated By-Laws and on the record date for the determination of stockholders entitled to vote at such meeting and (B) who complies with the notice procedures set forth in Section 2.16 of the Amended and Restated By-Laws.
For a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to our Secretary.
To be timely, a stockholder’s notice to the Secretary must be delivered to or mailed and received at our principal executive offices as follows: (1) in the case of an Annual Meeting, not less than ninety (90) days nor more than one hundred-twenty (120) days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; provided, however, that in the event that the Annual Meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure of the date of the Annual Meeting was made, whichever first occurs; and (2) in the case of a Special Meeting of Stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the Special Meeting was mailed or public disclosure of the date of the Special Meeting was made, whichever first occurs. In no event shall the public announcement of an adjournment or postponement of an annual meeting commence a new time period (or extend any existing time period) for the giving of a stockholder’s notice as described above.
To be in proper written form, a stockholder’s notice to the Secretary must set forth: (a) as to each person whom the stockholder proposes to nominate for election as a director: (1) the name, age, business address and residence address of the person, (2) the principal occupation and employment of the person, (3) the class, series and number of all shares of our stock which are owned beneficially or of record by the person and (4) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act; and (b) as to the stockholder giving the notice: (1) the name and record address of such stockholder, (2) (A) the class, series and number of all shares of our stock which are owned by such stockholder, (B) the name of each nominee holder of shares owned beneficially but not of record by such stockholder and the number of shares of stock held by each such nominee holder, (C) whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest has been entered into by or on behalf of such stockholder or any of its affiliates or associates with respect to our stock and (D) whether and the extent to which any other transaction, agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such stockholder or any of its affiliates or associates, the effect or intent of which is to mitigate loss to, or to manage risk or benefit of stock price changes for, such stockholder or any of its affiliates or associates or to increase or decrease the voting power or pecuniary or economic interest of such stockholder or any of its affiliates or associates with respect to our stock, (3) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (4) a representation that such stockholder is a holder of record of our stock entitled to vote at such meeting and that such stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons named in its notice and (5) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

Nominations to the Board are typically reviewed by directors Stone and Honour, in consultation with Mr. Sherwood. Nominees are then interviewed by several Board members before their presentation to the Board and/or our stockholders.
Committees of the Board
The Board has an Audit Committee and Compensation Committee. Effective April 23, 2009, the Board adopted amended and restated written charters for each of the Audit Committee and Compensation Committee. The full text of each committee charter is available on our website at www.westwoodone.com and is available in print free of charge to any stockholder upon request. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. Effective April 23, 2009, we no longer have a Nominating and Governance Committee. From March 16, 2009, when we were delisted from the NYSE, to November 20, 2009, when we were listed on the NASDAQ Stock Market, we were not subject to the listing requirements of any national securities exchange or national securities association. Effective November 20, 2009, we became subject to NASDAQ rules and regulations except where it relies on the “controlled company” exemption to the board of directors and committee composition requirements under the rules of the NASDAQ Global Market. As a result of the exemption, we are not required to have a Nominating and Governance Committee, or have our Board comprised of a majority of “independent” directors and have the flexibility to include non-independent directors on our Compensation Committee. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and the NASDAQ Global Market rules which require that our Audit Committee be composed of at least three independent directors. In making a determination of a director’s “independence,” the Board used the NASDAQ standard of “independence” in determining that each of Messrs. Ming, Nunez and Wuensch is independent.
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
The Audit Committee is responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan and audit fees; and reviewing our financial statements and related disclosures. The Audit Committee meets separately with our senior management, our General Counsel, our internal auditor and our independent registered public accounting firm on a regular basis. There were 14 meetings of the Audit Committee in 2010.
The Compensation Committee
The current members of the Compensation Committee are Messrs. Ming, Nold, Nunez and Stone. The Compensation Committee has formed a subcommittee, consisting solely of the two independent directors, Mr. Ming and Mr. Nunez, for the purpose of making equity grants to our key employees, including our NEOs.

The Compensation Committee has the following responsibilities pursuant to its charter (a copy of which is available on our website at www.westwoodone.com), which was amended on April 23, 2009:
•
Develop (with input from the CEO/President) and recommend to the Board for approval compensation to be provided to officers holding the title of Executive Vice President and above (“senior executive officers”);

•	Review and approve corporate goals and objectives relative to the compensation of senior executive officers;
•	Review the results of and procedures for the evaluation of the performance of other executive officers by the CEO/President;
•	At the direction of the Board, establish compensation for our non-employee directors;
•	Recommend to the Board for approval all qualified and non-qualified employee incentive compensation and equity ownership plan and all other material employee benefit plans;
•
Act on behalf of the Board in overseeing the administration of all qualified and non-qualified employee incentive compensation, equity ownership and other benefit plans, in a manner consistent with the terms of any such plans;

•	Approve investment policies for our qualified and nonqualified pension plans (and, as appropriate, compensation deferral arrangements) and review actuarial information concerning such plans;
•
In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing our policies on structuring compensation programs to preserve tax deductibility, unless otherwise determined by the Committee;

•	Prepare an annual report on executive compensation for inclusion in our annual proxy statement in accordance with applicable laws and regulations; and
•
Perform any other duties or responsibilities consistent with the Committee’s Charter and our certificate of incorporation, by-laws and applicable laws, regulations and rules as the Board may deem necessary, advisable or appropriate for the Committee to perform.

In carrying out its responsibilities, the Compensation Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate. There were four meetings of the Compensation Committee in 2010.
The Board may from time to time, establish or maintain additional committees as necessary or appropriate.
Board Oversight of Enterprise Risk
The Board relies on the following enterprise-wide process to assess and manage the various risks facing the business and to ensure that such risks are monitored and addressed and do not compromise our ability to meet our business plan and strategic objectives. On an annual basis, our President and CFO, Principal Accounting Officer and certain business heads meet to assess internal and external factors that could present a risk to our business plan. Once such assessment has been made, such officers produce a risk assessment report and review the risks with the Audit Committee. While the Audit Committee, which has been delegated the responsibility of reviewing our annual risk assessment by the Board, takes the lead risk oversight role and oversees risk management which includes monitoring and controlling our financial risks as well as financial accounting and reporting risks, our management is responsible for the day-to-day risk management process. As part of this risk assessment process, the Principal Accounting Officer works closely with members of the Audit Committee to ensure such risks are communicated in sufficient detail and to set forth a follow up process for managing and remediating any risk. Once this process has been completed, the Audit Committee and members of our finance department provide an update to the Board on the risk assessment process. To the extent any identified risks deal with compensation, our Compensation Committee also becomes involved in assessing and managing such risks.

Board Structure
The Board is comprised of 11 directors (there is currently one vacancy) and consistent with its control of the Company, Gores influences who serves on the Board. Since the time of the Refinancing in April 2009, we ceased to have a Nominating and Governance Committee given Gores’ controlling interest. Since the time of our being listing on NASDAQ in October 2009, the Audit Committee has consisted of three independent directors, Messrs Ming, Nunez and Wuensch.
From 1976 until his retirement on August 30, 2010, Mr. Pattiz, who founded the Company, served as Chairman of the Board. Mr. Pattiz’s long-standing ties to us and his stature in the radio industry are highly beneficial to our employees and stockholders. Accordingly, upon his retirement, Mr. Pattiz became Chairman Emeritus and still provides consulting services to us, including as a member of the Office of the Chairman which includes Messrs. Pattiz, Sherwood and Stone. Mr. Stone, Vice-Chairman of Gores, currently serves as the Chairman of the Board. While there are no prohibitions in our governing documents or policies regarding the CEO/President acting as Chairman of the Board, except for a brief period of time early in our corporate history when Mr. Pattiz served as Board Chairman and President, the roles of CEO and Board Chairman have remained separate. The Board and management believe the separation allows each party to continue its focus on its principal role, that is, overseeing the day-to-day management of the Company in the case of the President and presiding over meetings of the Board and stockholders, in the case of the Chairman. Mr. Sherwood’s is physically located in the corporate headquarters in New York and Mr. Stone is physically located in Los Angeles, California, near our Culver City offices.
In connection with the Refinancing, certain directors resigned from the Board, including the Board’s lead independent director. Given that Gores and our lenders collectively own approximately 97% of our equity, the Board does not believe a new lead independent director is necessary at this time.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following narrative describes how we determine compensation for our named executive officers (referred to as NEOs or executives below), including the elements of their compensation and how the levels of their compensation were determined and by whom. When references are made to “key employees,” we are referring to a broader group of senior managers, such as department heads, who may be eligible for a particular compensation element. The information provided below is for fiscal year 2010 unless otherwise indicated. All dollar amounts are presented in whole dollars, unless otherwise noted.
Overview
Our Compensation Committee (referred to in this narrative as the “Committee” or as the “Compensation Committee”) is primarily responsible for determining the compensation of our NEOs on an annual basis, which is comprised of three primary components, two of which are “discretionary” (annual bonus, if any, and the annual equity compensation award, if any). For 2010, the Committee’s decision making process was based on its discussions with management and its and our general awareness of compensation trends in the industry. The Committee also sought and received legal advice from its outside legal counsel as needed, including with respect to the development and adoption of our 2010 Equity Compensation Plan (adopted by the Board on February 12, 2010 and approved by our stockholders on July 30, 2010).
The Committee seeks to provide appropriate and reasonable levels of compensation to its NEOs keeping in mind our mission of remaining competitive with pay opportunities of comparable companies in the media industry, while accounting for individual performance and our overall performance. We provide minimal perquisites, consisting mainly of reimbursements for parking and car allowances and do not provide any other types of perquisites, including supplemental pension plans or other deferred compensation arrangements.
As a result of the Refinancing, Gores and our lenders (as a group) own approximately 76.4% and 20.5%, respectively, of our common stock and under the “controlled company” exemption of the NASDAQ Global Market rules, we are not required to have a Compensation Committee comprised of a majority of “independent” directors. As of the date of this report, the Committee includes two Gores designees and two independent directors. The Committee has formed a subcommittee, consisting solely of the two independent directors, for the purpose of making equity grants to our key employees, including our NEOs. The Committee made an award of stock options to a group of our employees, including NEOs, on February 12, 2010, and in the case of Mr. Sherwood, an additional grant of equity compensation in October 2010. As of the date of this report, the Committee has not awarded to any NEO any bonus in 2011 for service in 2010.

With the exception of the employment agreement with Mr. Kalin, the stated terms of the employment agreements with the NEOs have expired. The stated term of Mr. Kalin’s employment agreement is scheduled to expire on July 7, 2011. All of the employment agreements remain in effect following the expiration of the stated term, however they may be terminated by either party at any time following a notice period and provide the NEOs with limited, if any, severance benefits in the event of a termination of their employment.
Objectives
The objective of our executive compensation policy (which affects NEOs) has been to attract, retain and motivate executives. The Committee believes that equity compensation awards serve as important contributors to the attraction, retention and motivation of our executives and more closely aligns the interest of executives and management to long-term success and growth and best promote the interests of our stockholders. The Committee has established the following objectives when determining the compensation for NEOs:
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
•
Align Interests of Executives with Long-term Success and Stockholder Interests. Elements of compensation should be structured to give substantial weight to our future performance, which better aligns the interests of our stockholders and executives; and

•
Attract and Retain Key Employees. Since mid-2008, we have undertaken to top-grade our employees, including our senior executives, and both we and the Committee have placed a premium on attracting and retaining key employees and talent. Accordingly, higher levels of cash and equity compensation have been granted to new executives to induce them to join the Company.

Process and Roles of Parties
As a part of the Refinancing, Gores holds approximately 76.4%, and our lenders hold approximately 20.5%, of our equity. In 2010 (for services rendered in 2009) and in 2011 (for services rendered in 2010), the President and the Chief Administrative Officer and General Counsel met to discuss individuals’ performances and discuss the possibility of granting discretionary bonuses. After conferring with the President and considering our overall performance, the Committee determined not to award to any of the NEOs any discretionary cash bonus in 2010 for performance in 2009 or in 2011 for performance in 2010. Neither the President nor the Chief Administrative Officer and General Counsel makes recommendations, reviews or otherwise participates in the process of determining his own discretionary compensation. The Committee is primarily focused on elements of discretionary compensation; it also becomes involved in determining base salaries for our President, the NEOs, and the respective heads of each of our divisions.
In 2010, the Committee considered and adopted a new equity compensation plan and awarded stock options to employees, including the NEOs. In making these stock option awards, our management relied heavily on Gores’ expertise with respect to the size and pool of grantees for such awards, and outside counsel and the Committee provided additional guidance related thereto. The Committee received significant input from management regarding the specific awards to be made to employees. For awards made to NEOs, the President worked closely with the then Vice-Chairman of the Board (Mr. Stone, now Chairman of the Board), Chair of the Committee, Gores and remaining members of the Committee to determine the appropriate award levels and in the case of the President’s equity award, the Committee and Gores made such determination.

Timing Of Discretionary Compensation Awards
Historically, we have awarded annual discretionary compensation (i.e., annual bonus and equity compensation) to NEOs after the performance of the immediately preceding fiscal year, including year-end earnings, has been publicly reported and is known by Board members, including the Committee. The Committee has, in certain limited circumstances, made equity compensation awards at other times, for example, in connection with a new employee’s date of hire or in connection with a significant promotion. Given our financial performance over the last several years, we have not awarded discretionary bonuses to NEOs since 2008. Contractually-required bonuses, such as signing and/or retention bonuses have been made. We awarded stock options to our employees, including NEOs, on February 12, 2010, and made a supplemental award of equity to Mr. Sherwood on October 4, 2010.
Elements of Compensation
For 2010, there were two main components of compensation for the NEOs: (1) base salary and (2) equity compensation. We generally establish a NEO’s base salary in the individual’s employment agreement, based generally on competitive pay levels, our internal pay structure and appropriate fixed pay to compensate sufficiently the NEOs for performing his/her duties and responsibilities. However, for the most part with limited exceptions, all other payments (e.g., signing bonus, retention bonus, annual discretionary bonus, equity compensation awards) are wholly-discretionary and/or contingent on the NEO remaining with the Company. Equity compensation awards are intended to generate favorable long-term performance with a view toward providing a potential for upside should our performance improve over the long-term, thereby creating a common goal of both NEOs and our stockholders. Although we have not paid annual discretionary bonuses since 2008 due to our overall financial performance, the Committee continues to believe that discretionary annual bonuses should be considered to reward a NEO’s outstanding individual performance and to motivate and retain NEOs. Accordingly, the Committee intends to continue to consider the payment of annual bonuses in the future. In setting different elements of compensation, the Committee does not engage in a formal benchmarking process, however we and the Committee are generally aware of compensation trends in the industry.
How does the Committee determine the allocation between the elements of compensation?
Base Salary
In determining base salary, the Committee considers an individual’s performance, experience and responsibilities, as well as the base salary levels of similarly-situated employees at comparable companies in the media industry. A base salary is meant to create a secure base of cash compensation, which is competitive in the industry. We rely to a large extent on the President’s evaluation and recommendation based on his assessment of the NEO’s performance.
Salaries generally are reviewed at the time a NEO enters into a new or amended employment agreement, which typically occurs upon the assumption of a new position and/or new responsibilities or the termination of the agreement. Any increase in salary is based on a review of the factors set forth above. In most instances, we have moved away from guaranteeing automatic salary increases in multi-year employment agreements in favor of reviewing on an annual basis whether salary increases should occur company-wide.
Effective April 6, 2009, we instituted a company-wide salary reduction, ranging from 5-15% based on an employee’s salary level. As part of such plan, all of the then NEOs received a 15% reduction in salary, which reduction continues as of the date of this report. All of the then NEOs participated in the furlough undertaken in late 2009, described below.
Discretionary Annual Compensation Bonus
NEOs are eligible to receive discretionary annual bonuses and their employment agreements provide a target amount for which they are eligible. The target is set based on the NEO’s position and responsibilities and our overall pay positioning objectives. While the target bonus amounts differ from agreement to agreement, all such bonuses are in the sole and absolute discretion of the Board or the Committee or their designee. Historically, management would make a recommendation regarding discretionary bonuses and equity compensation for key employees to the Committee which the Committee and management would discuss. After reviewing its decisions with the full Board and taking into account the views expressed by members of the Board, the Committee would make its final determination. As previously stated, the Committee has not awarded discretionary bonuses in the last three years given our overall financial performance. When making bonuses, the Committee’s policy is to take into account a NEO’s base salary and views cash compensation as a whole when making its determinations regarding bonuses.

While the Committee does not have a written policy regarding bonuses payable upon attaining certain financial metrics, bonuses for all members of management will continue to be reviewed on the basis of our overall performance and to the extent applicable, on their individual performance and the performance of departments and/or divisions over which they exercise substantial control.
Equity Compensation
We consider equity compensation to be a key part of a NEO’s compensation. In 2010, given that the vast majority of equity compensation held our employees, including NEOs, was significantly underwater and had de minimis value, we amended and restated the 2005 Equity Compensation Plan (such plan, the “2005 Plan” and as a result of such amendment and restated, renamed the 2010 Equity Compensation Plan or the “2010 Plan”) to increase the number of shares available for issuance to 2,650,000 shares. This amount reflected an allocation of approximately 10% of our equity (on a fully-diluted basis taking into account the stock options to be awarded) for equity awards as the Committee, based on advice from Gores, believed the amount of the equity compensation awards should be meaningful. Approximately 2,000,000 shares were awarded on February 12, 2010 and approved by stockholders on July 30, 2010. Taking into account additional grants, cancellations and forfeitures, as of March 31, 2011, approximately 723,668 of the 2,650,000 shares remained available for issuance under the 2010 Plan. The Committee does not have immediate plans to issue additional broad-based equity compensation awards.
With respect to the awards made in 2010, the aggregate number of options awarded, and the individual awards for NEOs, were determined by our President and Chair of the Committee (with the exception of the award for the President). In February 2010, the Vice-Chairman of the Board (then Mr. Stone), Chair of the Committee and remaining Committee members determined the equity compensation award for Mr. Sherwood. In October 2010, the decision to award additional equity compensation to Mr. Sherwood was made by the Chairman of the Board (Mr. Stone), Chair of the Committee and remaining Committee members.
In determining awards to NEOs, the Committee reviews both the value of equity compensation, individual responsibilities and performance, and other equity awards granted to our executive officers. The following awards were made under the 2010 Plan to the NEOs on February 12, 2010, subject to stockholder approval (obtained on July 30, 2010) and Mr. Sherwood received a supplemental grant as indicated below:
•
Roderick M. Sherwood, III — received a stock option to purchase 400,000 shares of common stock on February 12, 2010 and on October 4, 2010, a stock option to purchase 100,000 shares of common stock and 100,000 RSUs;

•	Steven Kalin — received a stock option to purchase 200,000 shares of common stock;
•	David Hillman — received a stock option to purchase 150,000 shares of common stock; and
•	Steve Chessare — received a stock option to purchase 40,000 shares of common stock.
The independent sub-committee of the Committee awarded such supplement equity compensation to Mr. Sherwood in recognition of his significant contributions to the Company as both President and CFO, including overseeing and managing numerous strategic partnerships and negotiating amendments to our credit agreements in 2010. Additionally, Mr. Sherwood became primarily responsible for oversight of our Network business after the departure of the President and COO of the Network division in September 2010. The sub-committee awarded Mr. Sherwood an equal mix of stock options and RSUs to provide both guaranteed compensation and incentive to maximize value for our stockholders. The three-year vesting schedule of the equity compensation provides for retention and long-term value creation.

Terms of Vesting
Under the 2005 Plan and 2010 Plan, unvested awards generally are forfeited upon an employee’s termination, including by death or disability. However, under the 2005 Plan, if termination occurs within a 24-month period after a change in control (as such term is defined in the 2005 Plan), the award generally will become fully vested. Once granted, an individual is entitled to the benefits of an award of equity compensation upon vesting, provided, such individual remains employed by us at the time of vesting. In the case of certain NEOs and key employees, an award (or portion of an award) may vest when termination is without cause or for good reason.
All equity compensation issued under the 2005 Plan and the 2010 Plan (including those awards made on February 12, 2010) have three-year vesting terms, with the exception of awards made in January 2006 which vested over four years. Stock options issued under the 1999 Plan have five-year vesting terms, with the exception of awards made in March 2008 which vested over three years. Options that remain outstanding under the 1999 Plan and 2005 Plan will vest upon a participant’s termination within a 24-month period after a change in control (as such term is defined in the 2005 Plan, not taking into an account the amended definition under the 2010 Plan) has occurred. In the case of all but one of the NEOs, this is also true of the awards made on February 12, 2010.
Definition of Change in Control
Under the 2010 Plan, adopted on February 12, 2010: a “change in control” generally is: (i) the acquisition by any person, other than Gores, of a majority of our equity interests entitled to vote for members of the Board or equivalent governing body; (ii) a change in the individuals constituting a majority of the Board, or (iii) the consummation of any other transaction involving a significant issuance of our securities, a change in the Board composition or other material event that the Board determines to be a change in control.
Under the 2005 Plan, a “change in control” generally is: (i) the acquisition by any person of 35% or more of our outstanding common stock; (ii) a change in the individuals constituting a majority of the Board; (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets or the acquisition of assets or stock of another corporation resulting in a change of ownership of more than 50% of the voting securities entitled to vote generally in the election of directors, (iv) a stockholder approved complete liquidation or dissolution of the Company; or (v) the consummation of any other transaction involving a significant issuance of our securities, a change in the Board composition or other material event that the Board determines to be a change in control.
For the definitions used in NEOs’ employment agreements, please refer to the summaries under the heading “Employment Agreements” which appears below.
Payments Upon Termination
We have entered into employment agreements with each of the NEOs in order to promote stability and continuity of management. With the exception of the employment agreement with Mr. Kalin, the stated terms of the employment agreements with the NEOs have expired. The stated term of Mr. Kalin’s employment agreement is scheduled to expire on July 7, 2011. The employment agreements remain in effect following the expiration of the stated terms, however they may be may be terminated by either party at any time following a notice period. Under certain employment agreements, NEOs are entitled to cash payments upon various termination scenarios, including upon a change in control, death or disability, termination by the executive for good reason, or termination by us without cause. These payments are more particularly described under the table entitled “Potential Payments upon Termination or Change in Control”; the summaries of employment agreements that follow under the heading entitled “Employment Agreements”; and the narrative that follows regarding such payments. We do not have any arrangements with our NEOs, written or otherwise, for 280G “gross-up” or similar type payments.
What other factors does the Committee consider when making its decisions regarding compensation to NEOs?
Section 162(m) of the Code, limits the annual tax deduction a company may take on compensation it pays to the NEOs (other than the CFO in certain instances) to covered pay of $1 million per executive in any given year.

The Committee’s general policy is to structure compensation programs that allow us to fully deduct the compensation under Section 162(m) requirements. However, the Committee seeks to maintain our flexibility to meet our incentive and retention objectives, even if we may not deduct all of the compensation.
Beginning in 2005, with the adoption of the 2005 Plan by the Board, the Committee has the option to grant RSUs and restricted stock to NEOs. The Committee has retained the right to grant such equity awards because although the amount of RSUs and restricted stock that qualify for a deduction under Section 162(m) may be limited, equity-based awards have the potential to be a significant component of compensation that promotes our long-term performance and management retention, and strengthens the mutuality of interests between the awardees and stockholders. Stock options granted by us are generally intended to qualify for a deduction under Section 162(m).
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
The Committee reviews and evaluates compensation for our non-employee directors on an annual basis, in consultation with its outside legal counsel prior to making a recommendation to the Board. The elements of director compensation and more particulars regarding the elements are described in this report under the table appearing below the heading “Director Compensation.”
Compensation Committee Report
The Committee has reviewed and discussed with management the Compensation Discussion and Analysis which appears above. Based on its review and discussions with management, the Committee recommended to the Board that it approve the inclusion of the Compensation Discussion and Analysis in this report filed with the SEC.
Submitted by the members of the Compensation Committee:
Michael Nold, Chair
H. Melvin Ming
Emanuel Nunez
Mark Stone

SUMMARY COMPENSATION TABLE
The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of our named executive officers for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, respectively. In 2009, we instituted cost-reduction measures which included a 15% salary reduction effective April 6, 2009 for three of the four NEOs (Mr. Chessare was not a NEO when the salary reduction was enacted) and a 10% salary reduction, along with five unpaid furlough days, for the period from October 19, 2009 to December 28, 2009. The effect of these cost reductions on NEOs’ salaries, to the extent applicable, are reflected in the table below.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred	All Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)(1)	(e) (2)	(f) (2)	(g)	(h)	(i)(3)	(j)
CURRENT NEOS:
Roderick M. Sherwood, III	2010	$504,115	—	$802,000	$2,380,620	—	N/A	—	$3,686,735
President (as of 10/20/08)	2009	$520,892	—	—	—	—	N/A	—	$520,892
and CFO (as of 9/20/08) (4)	2008	$168,462	$15,000	—	$152,700	—	N/A	$115,000	$451,162

Steven Kalin	2010	$423,365	—	—	$894,394	—	N/A	—	$1,317,759
President, Metro Networks division (as of 10/20/08) and COO (as of 7/7/08) (5)	2009	$431,135	—	—	—	—	N/A	—	$431,135
	2008	$225,962	—	—	$266,050	—	N/A	—	$492,012

David Hillman,	2010	$389,485	—	—	$670,795	—	N/A	—	$1,060,280
CAO, EVP, Business Affairs and GC (6)	2009	$388,021	—	—	—	—	N/A	—	$388,021
	2008	$425,000	$33,334	—	$145,950	—	N/A	—	$604,284

Steve Chessare	2010	$380,000	—	—	$178,879	—	N/A	—	$558,879
SVP, Sales, Network (7)	2009	$380,000	—	—	—	—	N/A	—	$380,000
	2008	$190,000	$140,000	—	$56,000	—	N/A	—	$330,000

(1)	The Committee did not award bonuses for service in 2008, 2009 and 2010.

(2)
The amounts reported in columns (e) and (f) represent the grant date fair value all stock and option awards granted in fiscal 2010, calculated in accordance with FASB ASC 718, without regard to the estimated forfeiture related to service-based vesting conditions. For a more detailed discussion of the assumptions used by us in estimating fair value, refer to Note 11 -Equity-Based Compensation of the Notes to the Consolidated Financial Statements that appear in this report. The vesting terms of the stock awards and option awards reported in the table above are described below. These amounts reflect our accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the named executive officers.

(3)
We do not provide perquisites to our employees, including the named executive officers. Prior to April 3, 2009, we made a matching contribution of 25% of all employees’ contributions to their 401(k) Plan in an amount not to exceed 6% of an employee’s salary. Such matches were in Company stock, until January 1, 2007, when we began making such matches in cash. Employees vest in the “Company match” based on years of service with the Company as follows: 20% for one year of service; 40% for two years of service; 60% for three years of service; 80% for four years of service and 100% for five years of service. On March 24, 2009, we announced we would cease making matching contributions to employees’ contributions to their 401(k) Plans, effective April 3, 2009. The values of the Company matching contributions in 2008 and 2009 were: $0, $433, $2,714 and $548, with respect to Messrs. Sherwood, Kalin, Hillman and Chessare, respectively, in 2008 and $1,151, $865, $1,558 and $658, with respect to Messrs. Sherwood, Kalin, Hillman and Chessare, respectively, in 2009 (until such matches were terminated on April 3, 2009).

(4)
Roderick M. Sherwood, III received a $15,000 signing bonus at the time he entered into his employment agreement in 2008. Mr. Sherwood earned base salary at an annual rate of $600,000 from September 20, 2008 through December 31, 2010, which amount was reduced in connection with the cost-reduction measures described above. Prior to his employment with us, Mr. Sherwood also received $115,000 from Gores in connection with consulting work rendered to us in July-September 2008 in connection with the Metro reengineering plan and other cost initiatives, which amount is included as part of “all other compensation” and not in “salary.”

(5)
Steven Kalin earned base salary at an annual rate of: (i) $450,000 from July 7, 2008 through October 19, 2008 for services rendered as COO and (ii) $500,000 from October 20, 2008 to December 31, 2010 for services rendered as President, Metro Networks division, which amount was reduced in connection with the cost-reduction measures described above.

(6)
David Hillman earned base salary at an annual rate of: (i) $425,000 for calendar year 2008 and (ii) $450,000 from January 1, 2009 to December 31, 2010, which amount was reduced in connection with the cost-reduction measures described above. He also received a $100,000 retention bonus at the time he entered into the first amendment to his employment agreement effective January 1, 2006, of which $33,333.36 was earned in 2008.

(7)
Mr. Chessare was hired on June 30, 2008 and since such time has earned a base salary at an annual rate of $380,000. The bonus for his services rendered in calendar year 2008 was required under the terms of his employment agreement with us. Mr. Chessare’s salary was not reduced in connection with the cost-reduction measures described above given that he assumed an expanded advertising sales role in October 2008.

GRANTS OF PLAN-BASED AWARDS IN 2010 (1)
The following table provides information for awards of stock options (and in the case of Mr. Sherwood, awards of RSUs as well) made to each of our named executive officers during the year ended December 31, 2010.

									All
									Other
									Stock	All Other
									Awards:	Option
			Estimated Future Payouts			Estimated Future Payouts			Number	Awards:	Exercise	Grant Date
			Under Non-Equity Incentive			Under Equity Incentive Plan			of	Number of	or Base	Fair Value
			Plan Awards			Awards			Shares	Securities	Price of	of Stock and
		Appro	Thres		Max-	Thres		Max-	of Stock	Underlying	Option	Option
	Grant	val	-hold	Target	imum	-hold	Target	imum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
(a)	(b)	(b) (6)	(c)	(d) (4)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l) (5)
Sherwood (2)(3)	2/12/10									400,000	$6.00	$1,788,787
	10/4/10								100,000			$802,000
	10/4/10									100,000	$8.02	$591,833
Kalin (2)	2/12/10									200,000	$6.00	$894,394
Hillman (2)	2/12/10									150,000	$6.00	$670,795
Chessare (2)	2/12/10									40,000	$6.00	$178,879

(1)	All awards disclosed in the table above vest over three years. Awards with an exercise price noted in column (k) are stock options.

(2)
On February 12, 2010, we made an annual award of stock options to our key employees, including Messrs. Sherwood, Kalin, Hillman and Chessare. Such option awards were scheduled to vest over a three-year period and awarded pursuant to the terms of the 2010 Plan.

(3)
As described elsewhere in this report, Mr. Sherwood received an option to purchase 100,000 shares of Common Stock and 100,000 RSUs on October 4, 2010 (such equity compensation to vest over a three-year period and awarded pursuant to the terms of the 2010 Plan).

(4)
While no amount has been disclosed above (in accordance with SEC rules), there are target discretionary bonus amounts set forth in certain individual’s employment agreements which are described above in the Compensation Discussion and Analysis under the heading “Discretionary Annual Compensation Bonus.”

(5)
The value of the awards disclosed in column (l) represents the total value ascribed to all stock and option awards granted in 2010. The estimated fair value of stock options is measured on the date of grant using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used by us in estimating fair value, refer to Note 11 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements that appear in this report. The vesting terms of the stock awards and option awards are reported below.

(6)	All awards of equity compensation were approved on the same date as the grant date.

Vesting
All awards of stock options listed in the “Summary Compensation Table” were granted under the 2010 Plan, the 2005 Plan or the 1999 Plan and vest in equal installments over a three-year period, commencing on the first anniversary of the date of grant. Upon a participant’s termination, all vested stock options remain exercisable as follows, but in no event later than ten years after the grant date: (i) three years in the event of the participant’s retirement; (ii) one year in the event of the participant’s death (in which case the participant’s estate or legal representative may exercise such stock option) or (iii) three months for any other termination (other than for cause) unless negotiated otherwise in an executive’s employment agreement. Under the terms of the 2005 Plan, a participant forfeits any unvested stock options on the date of his termination.
When terms such as participant, termination, retirement, cause and change in control are used for purposes of referring to equity compensation, such have the meaning set forth in the 2005 Plan, except for such grants of equity compensation made in 2010, which have the meaning set forth in the 2010 Plan. A “participant” means a recipient of awards under an equity compensation plan (for purposes of this report, the employee).
Change in Control Provisions
With respect to all equity compensation awards made under the 2005 Plan (or those issued in March 2008 and thereafter under the 1999 Plan incorporating 2005 Plan terms relating to a change in control), if an employee is terminated without cause during the 24-month period following a change in control, all unvested stock options, restricted stock and RSUs (as described above) shall immediately vest provided an employee is still a participant on that date. As described in the Compensation Discussion and Analysis above, this provision was changed in February 2010 for the 2010 Plan but this does not impact any of the awards disclosed in the tables above.
Termination without Cause
Certain equity awards may be subject to modified vesting provisions based on the terms of employment agreements negotiated by and between us and certain NEOs, specifically Messrs. Sherwood and Kalin, which terms are described in more detail under the summaries of their respective employment agreements which appear below.
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
Right to Defer; Mandatory Deferral in 2005
A participant may elect to defer receipt of his RSUs in which case shares and any dividend equivalents thereon are not distributed until the date of deferment. A decision to defer must be made a minimum of twelve (12) months prior to the initial vesting date and a participant may choose to defer his award until the last vesting date applicable to such award or his date of termination. In 2005, the deferral of equity compensation awards until a participant’s termination was mandatory, however, none of the directors who shares were deferred remain on the Board. Only grants made to Mr. Pattiz on May 19, 2005 and in December 2005 were deferred until his termination. With the exception of deferred awards to Mr. Pattiz, all previously-deferred awards have been distributed as such directors have resigned from the Company. Mr. Pattiz’s shares remain deferred because he provides consulting services to us and according has not been “terminated” as such term is defined in the 2005 Plan.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options and unvested restricted stock and RSUs outstanding to each of our NEOs as of December 31, 2010. The following share numbers and prices reflect a 200 for 1 reverse stock split that occurred on August 3, 2009.

						Stock Awards (2)
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
	Option Awards (1)							Number	Payout
			Equity			Number	Market	of	Value of
			Incentive			of	Value of	Unearned	Unearned
		Number of	Plan Awards:			Shares	Shares or	Shares,	Shares,
	Number of	Securities	Number of			or Units	Units of	Units or	Units or
	Securities	Underlying	Securities			of Stock	Stock	Other	Other
	Underlying	Unexercised	Underlying			That	That	Rights	Rights
	Unexercised	Options	Unexercised	Option		Have	Have	That Have	That Have
	Options	(#)	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	Un-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	exercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (3)	(i)	(j)

NEOs:
Sherwood	2,000	1,000	—	$98.00	09/17/18	—	$—	—	$—
	250	500	—	36.00	10/20/18	—	—	—	—
	—	400,000	—	6.00	2/12/20	—	—	—	—
	—	100,000	—	8.02	10/4/20	—	—	—	—
						100,000	$913,000

Kalin	1416	709	—	$250.00	7/7/18	—	$—	—	$—
	500	250	—	36.00	10/20/18	—	—	—	—
	—	200,000	—	6.00	2/12/20	—	—	—	—

Hillman	45	—	—	$4,292.00	09/20/11	—	$—	—	$—
	60	—	—	7,038.00	09/25/12	—	—	—	—
	60	—	—	6,038.00	09/30/13	—	—	—	—
	150	—	—	4,100.00	10/05/14	—	—	—	—
	125	—	—	4,194.00	03/14/15	—	—	—	—
	169	—	—	2,854.00	02/10/16	—	—	—	—
	200	—	—	1,234.00	03/13/17	—	—	—	—
	875	—	—	398.00	03/14/18	—	—	—	—
	—	150,000	—	6.00	2/12/20	—	—	—	—

Chessare	333	167	—	248.00	6/30/18	—	—	—	—
	—	40,000	—	6.00	2/12/20	—	—	—	—

(1)	The stock options listed in the table above vest as follows:
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

•
All stock options listed in the table above with an expiration date on or after March 14, 2018 but granted prior to February 12, 2010 were granted pursuant to the terms of the 1999 Plan (as described elsewhere in this report) and vest in equal installments over three years commencing on the first anniversary of the date of grant.

•
All stock options listed in the table above with an expiration date on or after February 12, 2010 were granted pursuant to the terms of the 2010 Plan (as described elsewhere in this report) and vest in equal installments over three years commencing on the first anniversary of the date of grant.

(2)
All stock awards listed in the above table were granted pursuant to the terms of the 2005 Plan and are subject to four-year vesting terms commencing on the first anniversary of the date of grant, except for: (i) stock awards issued in 2007 and later, all of which have a three-year vesting term; (ii) Mr. Hillman’s award of 75 shares of restricted stock awarded in July 2007 which had a two-year vesting term (such award was adjusted to reflect the 200 for 1 reverse stock split that occurred on August 3, 2009) and (iii) Mr. Sherwood’s award of 100,000 shares of RSUs awarded in October 2010 which has a three-year vesting term. As discussed elsewhere in this report, restricted stock granted on February 10, 2006 had an initial vesting date of January 10, 2007 (11 months after the grant date), with subsequent vesting dates tied to the anniversary of the vesting date. The numbers disclosed in column (g) above include all dividend equivalents that have accrued on such shares.

(3)	The value of the awards disclosed in column (h) above is based on a per share closing stock price on NASDAQ for the common stock of $9.13 on December 31, 2010 (the last business day of 2010).
OPTIONS EXERCISED AND STOCK VESTED
During the year ended December 31, 2010, none of our named executive officers exercised any stock options. Shares of restricted stock and RSUs previously awarded to them were acquired as follows:

	Options Awards		Stock Awards
		Value Realized on	Number of Shares	Value Realized on
	Number of Shares	Exercise	Acquired on Vesting	Vesting (1)
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

NEOS:
Sherwood	—	—	—	—
Kalin	—	—	—	—
Hillman	—	—	54	$364
Chessare	—	—	—	—

(1)	Value realized on vesting represents the number of shares acquired on vesting multiplied by the market value of the shares of common stock on the vesting date.
PENSION BENEFITS
None of our named executive officers are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.
NONQUALIFIED DEFERRED COMPENSATION
None of our named executive officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Accordingly, this table which would otherwise provide nonqualified deferred contribution information for our named executive officers during the year ended December 31, 2010 has been omitted.

Employment Agreements
General
We have written employment agreements with each of the NEOs, the material terms of which are set forth below. These summaries do not purport to be exhaustive; in particular, financial terms (e.g., salary, bonus) for years prior to 2010 are not included in the summaries below. You should refer to the actual agreements for a more detailed description of the terms. As indicated below, all of the employment agreements contain non-competition and non-solicitation provisions which extend after the termination of such agreements for the period indicated below.
More detailed terms and provisions of equity compensation held by the following NEOs can be located in the table entitled “Outstanding Equity Awards At 2010 Fiscal Year-End” which appears above.
Defined Terms: Cause, Good Reason, Change in Control
When terms such as “cause,” “good reason” or “cause event” (for Messrs. Sherwood and Kalin only), or “change in control” are used, for a complete description of such terms, please refer to such NEO’s employment agreement. Generally speaking, with limited exceptions, NEOs are terminable for cause (referred to as a cause event in the case of Messrs. Sherwood and Kalin) if they have: (1) failed, refused or habitually has neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of our internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to our reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days or 120 non-continuous days in a 12-month period (or 180 non-continuous days in a 12-month period with respect to Mr. Sherwood); (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing. Each of Messrs. Sherwood’s and Kalin’s employment agreement has a “good reason” termination, which is described below. When reference is made to a “change in control,” the 2005 Plan meaning is used, except in the case of Messrs. Sherwood and Kalin, where clause (i) of the 2005 Plan “change in control” definition instead means: “the acquisition by any person of 50% or more of the outstanding common stock, other than an acquisition by the Company or any Person that controls, is controlled by or is under common control within the Company or other than a ‘non-qualifying business combination” (as defined in the 2005 Plan).
Mr. Sherwood, Chief Financial Officer (effective September 17, 2008) and President (effective October 20, 2008)
•	Terminable by either party upon 30 days’ written notice.
•
Annual salary of $600,000, with potential annual increases of up to 5% in the sole and absolute discretion of the Committee. This salary does not reflect the 15% salary reduction described above which became effective on April 6, 2009 and continues to date.

•	Discretionary annual bonus in the sole and absolute discretion of the Board or the Committee or their designee.
•	Discretionary annual equity awards.
•
Agreement terminates automatically in the event of death; terminable by us immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Sherwood upon prior written notice (given within 30 days after the event giving rise to the good reason if we fail to cure within 30 days after notice) to us for good reason.

•	For purposes of Mr. Sherwood’s employment agreement, “good reason” is: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary.

•
If terminated by us for any reason other than for a cause event, or by Mr. Sherwood for good reason, Mr. Sherwood will receive (in addition to Sherwood Accrued Amounts (see next bullet point) payment of his premiums by the Company for continued coverage under COBRA for twelve (12) months after his termination, or such earlier time until he ceases to be eligible for COBRA or becomes eligible for coverage under the health insurance plan of a subsequent employer.

•
If terminated for any reason, Mr. Sherwood is entitled to the following: (i) his base salary prorated to the date of termination; (ii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iii) any entitlement under employee benefit plans and programs (collectively, “Sherwood Accrued Amounts”). If Mr. Sherwood is terminated for a cause event, all equity awards will be forfeited except for exercised stock options.

•
If terminated upon or within 24 months following a Change in Control, all of Mr. Sherwood’s outstanding equity awards will become fully vested and immediately exercisable and shall remain exercisable in accordance with the applicable equity plan and award agreement.

•
Non-compete: If Mr. Sherwood is terminated, then for the Restricted Period, Mr. Sherwood may not engage in any Restricted Activity, compete with us or our affiliates or solicit our employees or customers of ours or our affiliates. For Mr. Sherwood, the “Restricted Period” is a period equal to 90 days after his termination for any reason.

Generally speaking, in the case of Messrs. Sherwood, Kalin, Hillman and Chessare, a “Restricted Activity” consists of: (i) providing services to a traffic, news, sports, weather or other information report gathering or broadcast service or to a radio network or syndicator, or any direct or indirect competitor of ours or our affiliates; (ii) soliciting client advertisers of ours or our affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide traffic, news, weather, sports or other information report gathering or broadcast services or national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities.
Mr. Kalin, COO (effective July 7, 2008) and President, Metro Networks division (effective October 20, 2008)
•	Term expires on July 7, 2011. The employment agreement will remain in effect following the expiration of the term and will thereafter be terminable by either party upon 30 days’ written notice.
•	Annual salary of $500,000 (not including the 15% salary reduction).
•	Discretionary annual bonus of up to $450,000, in the sole and absolute discretion of the Board or the Committee or their designee.
•	Discretionary annual equity awards.
•
Agreement terminates automatically in the event of death; terminable by us immediately upon notice of a cause event or upon ten days’ prior written notice in the event of disability; terminable by Mr. Kalin upon prior written notice (given within 30 days after the event giving rise to the good reason) to us for good reason.

•	For purposes of Mr. Kalin’s employment agreement, “good reason” is: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary or title.
•
If terminated by us in connection with a change in control prior to the expiration of the term, Mr. Kalin will receive (in addition to Kalin Accrued Amounts (see next bullet point)) his base salary for the duration of the term, payable in equal periodic installments.

•
If terminated for any reason (with the exception of clause (ii) in the event Mr. Kalin is terminated for a cause event), Mr. Kalin is entitled to the following: (i) his base salary prorated to the date of termination; (ii) any annual discretionary bonus earned but upaid for any completed calendar year immediately preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through date of termination; and (iv) any entitlement under employee benefit plans and programs (collectively, “Kalin Accrued Amounts”). If Mr. Kalin is terminated for a cause event, all equity awards will be forfeited except for exercised stock options.

•	If terminated by us for any reason other than for a cause event prior to the expiration of the term or by Mr. Kalin for good reason, Mr. Kalin will receive one times his base salary.

•
If terminated upon or within 24 months following a Change in Control, all of Mr. Kalin’s outstanding equity awards will become fully vested and immediately exercisable and shall remain exercisable in accordance with the applicable equity plan and award agreement.

•
Non-compete: If Mr. Kalin is terminated, then for the Restricted Period, Mr. Kalin may not engage in any Restricted Activity, compete with us or our affiliates or solicit our employees or customers of ours or our affiliates. For Mr. Kalin, the “Restricted Period” is a period equal to: (i) the period for which he receives severance after his date of termination if he is terminated for a reason other than for a cause event or he terminates his employment for good reason, but in any event not less than 90 days after his termination; or (ii) a period equal to the remainder of the term of his employment agreement, but in any event not less than 90 days after his termination, if Mr. Kalin is terminated for a cause event (i.e., cause), by Mr. Kalin without good reason or by death or disability.

Mr. Hillman, Chief Administrative Officer; EVP, Business Affairs and General Counsel
•	Terminable by either party upon 90 days’ written notice.
•	Annual salary of $450,000. This salary does not reflect the 15% salary reduction described above which became effective on April 6, 2009 and continues to date.
•	Discretionary annual bonus in the sole and absolute discretion of the Board or the Committee or their designee.
•	Discretionary annual equity awards.
•	Terminable automatically upon Mr. Hillman’s death or loss of legal capacity.
•	In the event of termination without cause, Mr. Hillman will receive any earned but unpaid discretionary bonus.
•
If Mr. Hillman is terminated for cause or upon death or loss of legal capacity, Mr. Hillman shall be entitled to his base salary through the date of termination and any entitlement under our benefit plans and programs.

•
Non-compete: If Mr. Hillman is terminated, he may not engage in any Restricted Activity, compete with us or our affiliates or solicit our employees or customers of ours or our affiliates for a period of one year following termination of employment.

Mr. Chessare, SVP, Sales, Network
•	Terminable by either party upon 60 days’ written notice.
•	Annual salary of $380,000 (did not participate in the 15% salary reduction given change in role).
•	Discretionary annual bonus in the sole and absolute discretion of the Board or the Committee or their designee.
•	Discretionary annual equity awards.
•	Terminable automatically upon Mr. Chessare’s death or loss of legal capacity.
•	In the event of termination without cause, Mr. Chessare will receive any earned but unpaid discretionary bonus.
•	If Mr. Chessare is terminated for any reason, Mr. Chessare shall be entitled to his base salary through the date of termination and any entitlement under our benefit plans and programs.
•
Non-compete: If Mr. Chessare is terminated, he may not engage in any Restricted Activity, compete with us or our affiliates or solicit our employees or customers of ours or our affiliates for a period of at 180 days after his termination for any reason.

Potential Payments upon Termination or Change in Control
We have employment agreements with Messrs. Sherwood and Kalin that require us to make payments upon a change in control as described below. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description of such amounts.

Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements
(assuming a termination occurred on December 31, 2010)

Name	Termination Scenario	Amount Payable (A)	Equity Compensation (1)

Sherwood	For Cause; Not Good Reason; Death/Disability Without Cause; For Good Reason Change in Control (2)	Accrued (but unpaid) salary/benefits (3) $16,322 (4) $16,322 (4)	— $0 $2,276,000 (all outstanding equity awards vest upon termination)

Kalin	For Cause; Not Good Reason; Death/Disability Without Cause; For Good Reason Change in Control and termination Without Cause or For Good Reason (2)	Accrued (but unpaid) salary/benefits (3) $500,000 $500,000	— $0 $626,000 (all outstanding equity awards vest upon termination)

	Change in Control and termination For Cause, Not Good Reason, Death or Disability (2)	$257,534	$626,000 (all outstanding equity awards vest upon termination)

Hillman	For Cause; Not Good Reason; Death/Disability Without Cause	Accrued (but unpaid) salary/benefits Accrued (but unpaid) salary/benefits	— —

	Change in Control (2)	—	$469,500 (all outstanding equity awards vest upon termination)

Chessare	For Cause; Not Good Reason; Death/Disability Without Cause	Accrued (but unpaid) salary/benefits Accrued (but unpaid) salary/benefits	— —

	Change in Control (2)	—	$0 (outstanding equity awards issued in 2008 vest upon termination)

(A)	All amounts are based on salary rates set forth in the employment agreements and do not give effect to salary reductions enacted in 2009 that continue to date as described in this report.

(1)
The values ascribed to equity compensation awards and listed in the table above as well as in the paragraphs below relating to payments to NEOs upon different termination events are the actual value to the executive if such had been paid on the last business day of 2010, which is different than the theoretical value at grant for equity awards. Stock options only have value to an executive if the stock price of our common stock increases after the date the stock options are granted, and such value is measured by the increase in the stock price (which is the value shown in the table above). This is different from the values listed in the compensation tables above (i.e., Summary Compensation Table, Outstanding Equity Awards at 2010 Fiscal Year-End, Options Exercised and Stock Vested) which represent the grant date fair value, computed in accordance with FASB ASC 718.

(2)
As described elsewhere in this report, pursuant to the terms of the 2005 Plan, the equity compensation of any employee (including NEOs) terminated within 24 months of a change in control will vest immediately upon his/her termination and in the case of Messrs. Sherwood, Kalin and Hillman, such is also true for equity compensation awarded under the 2010 Plan. In the case of Messrs. Sherwood, Kalin and Hillman, amounts (other than those listed for equity compensation as described above) are payable only upon if a NEO is terminated in connection with a change in control. Messrs. Sherwood and Hillman own RSUs and restricted stock, respectively, which have value as reflected above based on a per share closing stock price on NASDAQ of $9.13 on December 31, 2010 (the last business day of 2010).

(3)
Such includes in the case of Mr. Sherwood and Mr. Kalin only, any annual discretionary bonus earned for any completed calendar year of employment but not yet paid at the time of termination except with respect to a termination due to a cause event.

(4)	Includes the cost associated with 12 months of COBRA coverage.
Payments upon Change in Control
Change in Control — Mr. Sherwood
If, in connection with a change in control (as defined in the 2005 Plan), Mr. Sherwood had been terminated without Cause or for Good Reason on December 31, 2010, we would have paid $16,322 to cover 12 months of COBRA. In addition, if, in connection with a change in control (as defined in the 2005 Plan), Mr. Sherwood had been terminated for any reason on December 31, 2010, any unvested portion of the equity compensation awarded to Mr. Sherwood prior thereto (i.e., stock options to purchase 501,250 shares in the aggregate at varying exercise prices and 100,000 RSUs) would have vested immediately upon the effective date of termination.
Change in Control — Mr. Kalin
If, in connection with a change in control (as defined in the 2005 Plan), Mr. Kalin had been terminated on December 31, 2010, Mr. Kalin would have received $257,534 (his base salary for the remainder of the stated term of his employment agreement), or $500,000 (his base salary for one year) if such termination would have been without Cause or for Good Reason, in each case payable in accordance with our normal payroll practices, and any unvested portion of the equity compensation awarded to Mr. Kalin prior thereto (i.e., stock options to purchase 200,959 shares in the aggregate at varying exercise prices) would have vested immediately upon the effective date of termination.
Change in Control — All NEOs
If a change in control occurred and any of Messrs. Sherwood, Kalin, Hillman and Chessare was terminated in connection therewith within a twenty-four month period, each individual’s outstanding unvested options, restricted stock and RSUs granted under the 2005 Plan (or the 1999 Plan if such grants were made in or after March 2008 in accordance with certain terms of the 2005 Plan) would immediately vest. This is also the case for Messrs. Sherwood, Kalin and Hillman with respect to their outstanding unvested options, restricted stock and/or RSUs (only Mr. Sherwood has RSUs and only Mr. Hillman has restricted stock) granted under the 2010 Plan. Assuming such change in control and termination occurred on December 31, 2010 (the last business day of the year), the value of the equity compensation payable to each of Messrs. Sherwood, Kalin, Hillman and Chessare would be: $2,276,000, $626,000, $469,500 and $0, respectively. All such values are based on a per share closing stock price on NASDAQ for the common stock of $9.13 on December 31, 2010 (the last business day of 2010).
Payments upon Disability or Death
As part of our employment agreements with our NEOs, the following terms are in effect in the event of such officer’s disability or death. In the event of death or disability, the NEOs would be entitled to the following payments:
•
Messrs. Sherwood, Kalin, Hillman and Chessare. In the event of their death or disability, each of Messrs. Sherwood, Kalin, Hillman and Chessare (or their estates in the case of death) are entitled to any accrued and unpaid salary and any then entitlement under employee benefit plans and stock options, subject to reduction for any disability payments made under our policies.

Payments upon Termination Without Cause or For Good Reason
If any NEO were terminated without cause or terminated for good reason on December 31, 2010, as applicable on December 31, 2010, the following amounts would be payable by us:
•
Mr. Sherwood: $16,322 associated with 12 months of COBRA coverage. Mr. Sherwood would be entitled to receive Company payment of his premiums for continued coverage under COBRA for 12 months after his termination. Assuming a termination without cause occurred on December 31, 2010 (the last business day of the year), the value of the equity compensation payable to Mr. Sherwood would be $2,276,000.

•
Mr. Kalin: $500,000 (his base salary for one year) payable in accordance with our normal payroll practices. Assuming a termination without cause occurred on December 31, 2010 (the last business day of the year), the value of the equity compensation payable to Mr. Kalin would be $626,000.

•	Mr. Hillman: Assuming a termination without cause occurred on December 31, 2010 (the last business day of the year), the value of the equity compensation payable to Mr. Hillman would be $469,500.
DIRECTOR COMPENSATION
The following table sets forth the compensation for our directors who served during the year ended December 31, 2010.

Change in
Pension
	Fees			Non-Equity	Value and
	Earned or			Incentive	Nonqualified
	Paid in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Current directors:
Bestick	$—	$—	$—	$—	$—	$—	$—
Bronstein (1)	$—	$—	$—	$—	$—	$—	$—
Gimbel (1)	$—	$—	$—	$—	$—	$—	$—
Honour (1)	$—	$—	$—	$—	$—	$—	$—
Ming	$79,000	$35,000	$—	$—	$—	$—	$114,000
Nold (1)	$—	$—	$—	$—	$—	$—	$—
Nunez	$59,000	$35,000	$—	$—	$—	$—	$94,000
Page (1)	$—	$—	$—	$—	$—	$—	$—
Stone (1)	$—	$—	$—	$—	$—	$—	$—
Wuensch	$57,000	$35,000	$—	$—	$—	$—	$92,000
Former director:
Pattiz (2)	$—	$—	$—	$—	$—	$—	$—

(1)
As reflected above, as employees of Gores Radio Holdings, LLC (or its affiliate Glendon Partners), Messrs. Bronstein, Gimbel, Honour, Nold, Page and Stone did not in 2010 and presently do not receive cash or equity compensation for their services as directors.

(2)
When he was an employee of the Company, Mr. Pattiz did not receive compensation in addition to that specified in his employment agreement for his services as a director. Mr. Pattiz resigned from the Board on August 31, 2010.

The table below sets forth information regarding the amount of outstanding stock options granted to the listed directors and held as of December 31, 2010. With the exception of Mr. Pattiz, no director holds vested, unexercised stock options.

Name	Stock Awards	Stock Options
Pattiz	—	113,425	(1)

(1)
Included in such amount is a stock option to purchase 113,000 shares of our common stock at an exercise price of $6.00/share issued on February 12, 2010 that vests in equal installments over three years and was granted under the 2010 Plan. Mr. Pattiz also holds a stock option to purchase 425 shares of our common stock at an exercise price of $326.00/share issued on January 8, 2008 that vests in equal installments over three years and was granted under the 2005 Plan. The share number and exercise price of the 2008 stock option give effect to a 200 for 1 reverse stock split that occurred on August 3, 2009.

General. The Committee reviews and evaluates compensation for our non-employee directors on an annual basis and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Committee and generally approves such recommendation at the Board meeting held directly after our annual meeting of stockholders.
Fees. In 2010, we moved to a retainer fee structure to compensate our directors. Effective January 1, 2010, directors were compensated: (x) $35,000 a year for their services as directors in addition to (y) $1,500 per in-person Board or committee meeting attended and (z) $1,000 per telephonic Board or committee meeting attended. Audit Committee members received a $10,000 annual retainer and the Chair of the Audit Committee received an additional $15,000 for services rendered. Compensation Committee members received a $5,000 annual retainer and the Chair of the Compensation Committee received an additional $10,000 for services rendered.
Equity Compensation:
Annual Grant. Effective January 1, 2010, for each year of service, directors who are not officers of the Company receive annual awards of RSUs valued in an amount of $35,000, which we believe will customarily be awarded on the date of our annual meeting of stockholders. In 2010, each of the independent directors (Messrs, Ming, Nunez and Wuensch) received 5,000 RSUs (based on a closing share price of $7.00/share on July 30, 2010, the date of our 2010 annual meeting of stockholders when such RSUs were awarded). The terms of the awards are governed by the terms of the 2010 Plan and vest as described below.
Dividends; Vesting. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs awarded to outside directors will vest over a two-year period in equal one-half increments on the first and second anniversary of the date of the grant, subject to the director’s continued service with us. Directors’ RSUs will vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2010 Plan. As described above, each RSU counts as three shares under the terms of the 2010 Plan.
Waivers of Compensation
During the time in 2010 when he served as a director, Mr. Pattiz did not receive any additional remuneration for serving as a director. Directors who are/were employed by Gores and/or its affiliates (e.g., Glendon Partners), more specifically Messrs. Bronstein, Gimbel, Honour, Nold, Page and Stone, similarly did not receive cash compensation.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is comprised of four directors, two are independent outside directors, Messrs. Ming and Nunez and two are Gores’ designees, Messrs. Nold and Stone. In 2010, until his resignation on August 31, 2010, our founder and Chairman, Mr. Pattiz, also served on the Compensation Committee. With the exception of Mr. Pattiz, who until his resignation served as Chairman of the Board, and of Mr. Stone, who was elected Chairman of the Board once Mr. Pattiz resigned, none of the members of the Committee served as an officer or employee of the Company or any of its subsidiaries during the fiscal year ended December 31, 2010. There were no material transactions between the Company and any of the members of the Committee during the fiscal year ended December 31, 2010, except that we and Mr. Pattiz negotiated and then entered into on August 27, 2010, a consulting agreement for the services of Mr. Pattiz. None of our executive officers serves as a member of the Board or the Committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Information regarding securities available for issuance under our equity compensation plans is set forth in Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of this report under the heading “Equity Compensation Plan Information.”
Beneficial Ownership of 5% Holders
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage of ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. The percentage of common stock beneficially owned by a person assumes that the person has exercised all options the person holds that are exercisable within 60 days (through May 30, 2011), and that no other persons exercised any of their options. Except as otherwise indicated, the business address for each of the following persons is 1166 Avenue of the Americas, 10th Floor, New York, New York 10036. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person. Percentage of beneficial ownership is based on 22,554,991 shares of common stock outstanding as of as of March 31, 2011 and reflects a 200 for 1 reverse stock split that occurred on August 3, 2009.

	Aggregate Number of Shares
	Beneficially Owned (1)
5% Holders	Common Stock
Name of Beneficial Owner	Number	Percent
Gores Radio Holdings, LLC (2)	17,212,977	76.4%

(1)
Tabular information listed above is based on information contained in the most recent Schedule 13D/13G filings and other filings made by such person with the SEC as well as other information made available to us.

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

	Aggregate Number of Shares
	Beneficially Owned (1)
Named Executive Officers and Directors	Common Stock
Name of Beneficial Owner	Number	Percent (1)
NAMED EXECUTIVE OFFICERS:
Roderick Sherwood (2)(3)	142,083	*
Steven Kalin (3)	69,834	*
David Hillman (3)	51,636	*
Steve Chessare (3)	13,666	*

DIRECTORS AND NOMINEES:
Gregory Bestick	—	*
Andrew P. Bronstein (2)	—	*
Jonathan I. Gimbel (2)	—	*
Scott Honour (2)	—	*
H. Melvin Ming (4)	1,004	*
Michael F. Nold (2)	—	*
Emanuel Nunez (4)	1,367	*
Joseph P. Page (2)	—	*
Mark Stone (2)	—	*
Ronald W. Wuensch	—	*
All Current Directors and Executive Officers as a Group (16 persons)	303,062	1.4%

*	Represents less than 1% of our outstanding shares of common stock.

(1)
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

(2)
Each of Messrs. Bronstein, Gimbel, Honour, Nold, Page, Sherwood and Stone disclaims beneficial ownership of securities of the Company owned by Gores Radio Holdings, LLC, except to the extent of any pecuniary interest therein.

(3)
In the case of Mr. Sherwood includes 6,250 shares of common stock and 135,833 vested and unexercised options granted under the 1999 Plan and 2010 Plan. In the case of Mr. Kalin includes 1,250 shares of common stock and 68,584 vested and unexercised options granted under the 1999 Plan and 2010 Plan. In the case of Mr. Hillman, includes 242 shares of common stock, 51,392 vested and unexercised options granted under the 1999 Plan, 2005 Plan and 2010 Plan and 2 shares of common stock held in the Company 401(k) account. In the case of Mr. Chessare includes 13,666 vested and unexercised options granted under the 1999 Plan and 2010 Plan.

(4)	Represents vested RSUs granted under the 2005 Plan. Does not include deferred RSUs which have no voting rights until shares are distributed in accordance with their terms.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Except for the transactions with Gores, Glendon Partners and Norm Pattiz (who was a related person in 2010) described below, we are not aware of any transaction entered into in 2010, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest.

Gores
Gores Guarantees
We are a party to a Senior Credit Facility with Wells Fargo Foothill, LLC (now Wells Fargo Capital Finance, LLC, “Wells Fargo”) as the arranger, administrative agent and initial lender, under which we have access to a $20.0 million revolving credit facility (which includes a $2.0 million letter of credit sub-facility) on a senior unsecured basis and a $20.0 million unsecured non-amortizing term loan. As of March 31, 2011, we had borrowed $15.0 million under the revolving credit facility. Loans under the Senior Credit Facility will mature on July 15, 2012. Gores has guaranteed all indebtedness under the Senior Credit Facility. As part of the March 2010 amendments to the Securities Purchase Agreement and Senior Credit Facility, Gores guaranteed up to a $10.0 million pay down of the Senior Notes if the tax refund we anticipated receiving in 2010 was not received on or prior to August 16, 2010. Such tax refund was received prior to such date, the $10.0 million pay down did occur and accordingly such Gores guarantee was terminated. In 2010, Gores also guaranteed payments due to the NFL in an amount of up to $10.0 million for the license and broadcast rights to certain NFL games and NFL-related programming. Such guarantee was terminated at the conclusion of such agreement. There is no Gores guarantee provided for in our NFL agreement for the 2011-2012 season.
In 2010, we received an invoice from and reimbursed Gores for approximately $250,000 for fees incurred by them in connection with two irrevocable standby letters of credit which equal $20.0 million in the aggregate in connection with Gores’ guarantee of the $20.0 million revolving credit facility.
Purchase Agreement
As part of the August 2010 amendments to the Securities Purchase Agreement and Senior Credit Facility, Gores agreed to purchase $15.0 million of our common stock in two tranches at such prices set forth in the amendments. The first purchase of 769,231 shares of common stock for an aggregate purchase price of approximately $5.0 million was made on September 7, 2010. The second purchase of 1,186,240 shares of common stock for an aggregate purchase price of approximately $10.0 million was made on February 28, 2011.
Glendon Partners, Inc.
For consulting services rendered in calendar year 2010 by Glendon Partners (“Glendon”), an operating group associated with Gores, our principal stockholder, we paid Glendon $1.0 million. These fees consist of payment for services rendered by various members of Glendon, including directors Andrew Bronstein and Michael Nold, who in connection with the Refinancing provided professional services to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Glendon consists of experienced professionals who provide consulting services to Gores’ portfolio companies, including to us. The fee for such services was based on Glendon’s hourly billing rates. Payments made to Glendon for consulting services are permitted under our debt agreements with the holders of the Senior Notes and Wells Fargo provided such payments do not exceed $1.0 million in a calendar year for services provided in such year.
Norman J. Pattiz
On August 27, 2010, Courtside LLC entered into a one-year consulting agreement with us for the services of Norman Pattiz, our Chairman Emeritus. Mr. Pattiz founded the Company and served as the Chairman of the Board and a director from our founding in 1974 until his resignation on August 31, 2010. Under the terms of the one-year consulting agreement, Courtside provides Mr. Pattiz’s consulting services to us for an annual fee of $340,000 (payable in monthly installments). The term of the agreement may be renewed for an additional year upon the mutual agreement of the parties. The consulting agreement is terminable by either party upon thirty (30) days’ notice. As part of the agreement, we continue to provide to Mr. Pattiz, his office accommodations and an assistant in our Culver City office, reimbursement for reasonable and customary business expenses and the direct payment of the cost of continued group health benefits pursuant to COBRA. If either: (1) the consulting agreement terminates on August 31, 2011 and we decide not to renew the consulting agreement or (2) if we decide to terminate the consulting agreement prior to August 31, 2011, the consulting agreement will terminate, however, in such event, we will continue to engage Mr. Pattiz as a consultant through February 28, 2013, or such earlier time as Mr. Pattiz voluntarily terminates his services (such period is referred to as the Continued Engagement Period). During the Continued Engagement Period, we need not pay compensation or benefits to Mr. Pattiz, however, any outstanding stock options previously issued to Mr. Pattiz will continue to vest, subject to the terms of the stock option agreements and our equity compensation plans (i.e., 1999 Plan, 2005 Plan, 2010 Plan, as applicable).

Company Review, Approval or Ratification of Related Party Transactions
While we do not have a comprehensive written policy outlining such, it is our practice to review all transactions with our related parties (referred to herein as “related party transactions”) as they arise. Related parties are identified by the finance, accounts payable and legal departments, who, among other things, review questionnaires submitted to our directors and officers on an annual basis, monitor Schedule 13Ds and 13Gs filed with the SEC, review employee certifications regarding code of ethics and business conduct which are updated annually, and review on a quarterly basis, related party listings generated by the legal and finance departments, which listing includes affiliates of Gores that Gores provides to us. Any related party transaction is reviewed by either the Office of the General Counsel or Chief Financial Officer, who examines, among other things, the approximate dollar value of the transaction and the material facts surrounding the related party’s interest in, or relationship to, the related party transaction. With respect to related party transactions that involve an independent director, such parties also consider whether such transaction affects the “independence” of such director pursuant to applicable rules and regulations. Customarily, the Chief Financial Officer must approve any related party transaction, however, if after consultation, the General Counsel and Chief Financial Officer determine a related party transaction is significant, the transaction is then referred to the Board for its review and approval. We do not anticipate that consulting services provided in the ordinary course by Glendon will be reviewed by the Board on a prospective basis; however, the debt agreements described above which permit payments to Glendon were part of the Refinancing documents approved by both the Independent Committee of the Board, comprised only of non-Gores directors, and the entire Board.
Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2010 and 2009 for professional services rendered by PricewaterhouseCoopers LLP for the audit of our financial statements for fiscal years 2010 and 2009 as well as fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2010 and 2009.

(in thousands)	2010		2009
(1) Audit Fees	$1,425		$2,292	(1)
(2) Audit-Related Fees	232	(2)	—
(3) Tax Fees	75	(3)	20
(4) All Other Fees	10	(4)	—

(1)	Such includes $557 of fees related to professional services rendered by PWC in connection with the Registration Statement on Form S-1 filed by us with the SEC in 2009.

(2)	Audit related fees for 2010 related to reviews of control surrounding accounting information systems.

(3)	Tax fees for 2010 related to tax compliance services.

(4)	All other fees for 2010 related to Pricewaterhouse Coopers LLP reference material.
All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP did not impair that firm’s independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to us by PricewaterhouseCoopers LLP in 2010 were pre-approved by the Audit Committee. Under our pre-approval policies and procedures, the Chair of the Audit Committee is authorized to pre-approve the engagement of PricewaterhouseCoopers LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K
1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

Exhibit
Number
(A)	Description

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware. (14)

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of the State of Delaware on August 3, 2009. (41)

3.1.2	Certificate of Elimination, filed with the Secretary of State of the State of Delaware on November 18, 2009. (42)

3.2	Amended and Restated Bylaws of Registrant adopted on April 23, 2009 and currently in effect. (40)

4.1	Securities Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties thereto. (40)

4.1.1	Waiver and First Amendment, dated as of October 14, 2009, to Securities Purchase Agreement, dated as of April 23, 2009, by and between Registrant and the noteholders parties thereto. (43)

4.1.2	Second Amendment, dated as of March 30, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (48)

4.1.3	Third Amendment, dated as of August 17, 2010, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. (50)

4.1.4	Waiver and Fourth Amendment, dated as of April 12, 2011, to Securities Purchase Agreement, dated as of April 23, 2009, by and between the Company and the noteholders parties thereto. +

4.2	Note Purchase Agreement, dated as of December 3, 2002, between Registrant and the noteholders parties thereto. (15)

4.2.1	First Amendment, dated as of February 28, 2008, to Note Purchase Agreement, dated as of December 3, 2002, by and between Registrant and the noteholders parties thereto. (34)

4.3	Certificate of Designations for the 7.50% Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)

4.4	Certificate of Designations for the 8.0% Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on April 23, 2009. (40)

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

10.1.1
Waiver and First Amendment, dated as of October 14, 2009, to Credit Agreement, dated as of April 23, 2009, by and between Registrant, the lenders party thereto and Wells Fargo Foothill, LLC, as administrative agent for the lenders. (43)

10.1.2
Second Amendment, effective as of March 30, 2010, to Credit Agreement, dated as of April 23, 2009, by and between the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders. (48)

10.1.3
Third Amendment, effective as of August 17, 2010, to Credit Agreement, dated as of April 23, 2009, by and between the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders. (50)

Exhibit
Number
(A)	Description

10.1.4
Waiver and Fourth Amendment, effective as of April 12, 2011, to Credit Agreement, dated as of April 23, 2009, by and between the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders. +

10.2	Agreement of Purchase and Sale, dated as of December 3, 2009, between the Company and NLC-Lindblade, LLC (52)

10.3	Form of Indemnification Agreement between Registrant and its directors and executive officers. (1)

10.4	Credit Agreement, dated March 3, 2004, between Registrant, the Subsidiary Guarantors parties thereto, the Lenders parties thereto and JPMorgan Chase Bank as Administrative Agent. (16)

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

10.5	Purchase Agreement, dated as of August 24, 1987, between Registrant and National Broadcasting Company, Inc. (2)

10.6	Agreement and Plan of Merger among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. dated June 1, 1999 (9)

10.7	Amendment No. 1 to the Agreement and Plan Merger, dated as of August 20, 1999, by and among Registrant, Copter Acquisition Corp. and Metro Networks, Inc. (10)

10.8	Employment Agreement, effective June 30, 2008, between Registrant and Steve Chessare *+

10.9	Employment Agreement, effective October 16, 2004, between Registrant and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (28)*

10.9.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Registrant and David Hillman. (29)*

10.10	Registrant Amended 1999 Stock Incentive Plan. (22)*

10.11	Amendment to Registrant Amended 1999 Stock Incentive Plan, effective May 25, 2005 (19)*

10.12	Registrant 1989 Stock Incentive Plan. (3)*

10.13	Amendments to Registrant’s Amended 1989 Stock Incentive Plan. (4) (5)*

10.14	Leases, dated August 9, 1999, between Lefrak SBN LP and Westwood One Radio Networks, Inc. and between Infinity and Westwood One Radio Networks, Inc. relating to New York, New York offices. (11)

10.15	Form of Stock Option Agreement under Registrant’s Amended 1999 Stock Incentive Plan. (17)*

10.17	Registrant 2005 Equity Compensation Plan (19)*

10.18	Form Amended and Restated Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for outside directors (20)*

10.19	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for directors. (21)*

10.20	Form Stock Option Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (21)*

10.21	Form Restricted Stock Unit Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*

10.22	Form Restricted Stock Agreement under Registrant 2005 Equity Compensation Plan for non-director participants. (20)*

10.24	Master Agreement, dated as of October 2, 2007, by and between Registrant and CBS Radio Inc. (31)

10.28	Letter Agreement, dated February 25, 2008, by and between Registrant and Norman J. Pattiz (32)*

10.29	Purchase Agreement, dated February 25, 2008, between Registrant and Gores Radio Holdings, LLC. (32)

10.30	Registration Rights Agreement, dated March 3, 2008, between Registrant and Gores Radio Holdings, LLC. (33)

10.30.1	Amendment No. 1 to Registration Rights Agreement, dated as of April 23, 2009, between Westwood One, Inc. and Gores Radio Holdings, LLC. (40)

10.30.2
Investor Rights Agreement, dated as of April 23, 2009, among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto. (40)

Exhibit
Number
(A)	Description

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

10.43	Employment Agreement, effective as of September 17, 2008, by and between Registrant and Roderick M. Sherwood, III. (36)*

10.44	Employment Agreement, effective as of October 20, 2008, by and between Registrant and Gary Schonfeld (37)*

10.45	Employment Agreement, effective as of April 14, 2008, by and between Registrant and Jonathan Marshall. (47)*

10.46	License and Services Agreement, dated as of December 22, 2008, by and between Metro Networks Communications, Inc. and TrafficLand, Inc. (39)

10.49	Agreement of Sublease made as of November 2, 2009, by and between Marsh & McLennan Companies, Inc. and Westwood One Radio Networks, Inc. (42)

10.50	Form of Amendment to Employment Agreement for senior executives, amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended (47)*

10.52	Single Tenant Triple Net Lease, dated as of December 17, 2009, between the Company and NLC-Lindblade, LLC (52)

10.53	Amendment to Employment Agreement, dated October 27, 2003, between Registrant and Norman J. Pattiz. (16)*

10.53.1	Amendment No. 2 to Employment Agreement, dated November 28, 2005, between Registrant and Norman J. Pattiz (7)*

10.53.2	Amendment No. 3, effective January 8, 2008, to the employment agreement by and between Registrant and Norman Pattiz (30)*

10.53.3	Amendment No. 4, effective December 31, 2008, to the employment agreement by and between Westwood One, Inc. and Norman Pattiz, dated as of April 29, 1998, as amended. (44)*

10.53.4	Amendment No. 5, effective June 11, 2009, to the employment agreement by and between Westwood One, Inc. and Norman Pattiz, dated as of April 29, 1998, as amended. (44)*

10.53.5	Agreement for Termination of Employment Agreement, made and entered into as of August 27, 2010 by and between the Company and Norman J. Pattiz. (51)

Exhibit
Number
(A)	Description

10.54	Consulting Agreement, made as of August 27, 2010, by and between Courtside, LLC for the personal services of Norman J. Pattiz, and the Company. (51)

10.55	Master Mutual Release, dated as of April 23, 2009, by and among Westwood One, Inc. and the other parties to the Securities Purchase Agreement. (40)

10.56	Purchase Agreement, dated as of April 23, 2009, by and among Westwood One, Inc. and Gores Radio Holdings, LLC. (40)

10.57	Purchase Agreement, dated as of August 17, 2010, by and among Westwood One, Inc. and Gores Radio Holdings, LLC. (50)

10.58	2010 Equity Compensation Plan. (49)

10.59	Form Stock Option Agreement under the Company’s 2010 Equity Compensation Plan for employees. (49)

10.60	Form Restricted Stock Unit Agreement under the Company’s 2010 Equity Compensation Plan for non-employee directors. (49)

14.1	Westwood One, Inc. Code of Ethics. (46)

21	List of Subsidiaries. +

23.1	Consent of Independent Registered Public Accounting Firm. +

23.2	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith.

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as part of Registrant’s September 25, 1986 proxy statement and incorporated herein by reference.

(2)	Filed an exhibit to Registrant’s current report on Form 8-K dated September 4, 1987 and incorporated herein by reference.

(3)	Filed as part of Registrant’s March 27, 1992 proxy statement and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s July 20, 1994 proxy statement and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s April 29, 1996 proxy statement and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s current report on Form 8-K dated July 7, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 28, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 4, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 1, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 29, 2008) and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 4, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 12, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to Company’s current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to Company’s current report of Form 8-K dated March 17, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s April 30, 1999 proxy statement and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s current report on Form 8-K dated November 6, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s current report on Form 8-K dated June 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s current report on Form 8-K dated January 11, 2008 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to Company’s current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to Company’s current report on Form 8-K dated January 8, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to Company’s current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 25, 2008 (filed on February 27, 2008) and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s current report on Form 8-K dated February 28, 2008 (filed on March 5, 2008) and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 18, 2008 and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 24, 2008 and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s current report on Form 8-K dated October 30, 2008 and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 22, 2008 and incorporated herein by reference.

(40)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(41)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(42)	Filed as an exhibit to Company’s current report on Form 8-K dated November 20, 2009 and incorporated herein by reference.

(43)	Filed as an exhibit to Amendment No. 3 of the Company’s registration statement on Form S-1 and incorporated herein by reference.

(44)	Filed as an exhibit to Company’s current report on Form 8-K dated June 18, 2009 and incorporated herein by reference.

(45)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(46)	Filed as an exhibit to Company’s current report on Form 8-K dated April 27, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(48)	Filed as an exhibit to Company’s current report on Form 8-K dated March 31, 2010 and incorporated herein by reference.

(49)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(50)	Filed as an exhibit to Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

(51)	Filed as an exhibit to Company’s current report on Form 8-K dated August 27, 2010 and incorporated herein by reference.

(52)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD ONE, INC.
Date: April 15, 2011	By:	/S/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/RODERICK M. SHERWOOD III Roderick M. Sherwood III	President and Chief Financial Officer (Principal Executive Officer)	April 15, 2011

/S/ MARK STONE Mark Stone	Chairman of the Board of Directors	April 15, 2011

/S/GREGORY L. BESTICK Gregory L. Bestick	Director	April 15, 2011

/S/ANDREW P. BRONSTEIN Andrew P. Bronstein	Director	April 15, 2011

/S/ JONATHAN I. GIMBEL Jonathan I. Gimbel	Director	April 15, 2011

/S/ SCOTT M. HONOUR Scott M. Honour	Director	April 15, 2011

/S/ H MELVIN MING H. Melvin Ming	Director	April 15, 2011

/S/ MICHAEL F. NOLD Michael F. Nold	Director	April 15, 2011

/S/ EMANUEL NUNEZ Emanuel Nunez	Director	April 15, 2011

/S/ JOSEPH P. PAGE Joseph P. Page	Director	April 15, 2011

/S/ RONALD W. WUENSCH Ronald W. Wuensch	Director	April 15, 2011
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Westwood One, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ (deficit) equity present fairly, in all material respects, the financial position of Westwood One, Inc. and its subsidiaries (Successor Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the year ended December 31, 2010 and the period from April 24, 2009 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/S/ PricewaterhouseCoopers LLP
New York, New York
April 15, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Westwood One, Inc.:
In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ (deficit) equity present fairly, in all material respects, the results of operations and cash flows of Westwood One, Inc. and its subsidiaries (Predecessor Company) for the period from January 1, 2009 to April 23, 2009 and for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/S/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2010

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,938	$4,824
Accounts receivable, net of allowance for doubtful accounts of $1,424 (2010) and $2,723 (2009)	96,557	87,568
Federal income tax receivable	—	12,355
Prepaid and other assets	18,421	20,994

Total current assets	117,916	125,741

Property and equipment, net	37,047	36,265
Intangible assets, net	92,487	103,400
Goodwill	38,945	38,917
Other assets	1,879	2,995

TOTAL ASSETS	$288,274	$307,318

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$45,907	$40,164
Amounts payable to related parties	859	129
Deferred revenue	6,736	3,682
Accrued expenses and other liabilities	33,819	28,134
Current maturity of long-term debt	—	13,500

Total current liabilities	87,321	85,609

Long-term debt	136,407	122,262
Deferred tax liability	36,174	50,932
Due to Gores	10,222	11,165
Other liabilities	24,142	19,366

TOTAL LIABILITIES	294,266	289,334

Commitments and Contingencies (Note 18)

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 21,314 (2010) and 20,544 (2009)	213	205
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	88,652	81,268
Net unrealized gain	—	111
Accumulated deficit	(94,857)	(63,600)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(5,992)	17,984

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$288,274	$307,318

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor Company		Predecessor Company
		For the Period April	For the Period
	Year Ended December	24 to December 31,	January 1 to	Year Ended December
	31, 2010	2009	April 23, 2009	31, 2008
Revenue	$362,546	$228,860	$111,474	$404,416

Operating costs	342,258	210,805	111,309	357,927
Depreciation and amortization	18,243	21,474	2,584	11,052
Corporate, general and administrative expenses	13,369	10,398	4,519	16,007
Goodwill and intangible asset impairment	—	50,501	—	430,126
Restructuring charges	2,899	3,976	3,976	14,100
Special charges	7,816	5,554	12,819	13,245

Total expenses	384,585	302,708	135,207	842,457

Operating loss	(22,039)	(73,848)	(23,733)	(438,041)

Interest expense	23,251	14,781	3,222	16,651
Other expense (income)	1,688	(4)	(359)	(12,369)

Loss before income tax	(46,978)	(88,625)	(26,596)	(442,323)
Income tax benefit	(15,721)	(25,025)	(7,635)	(14,760)

Net loss	$(31,257)	$(63,600)	$(18,961)	$(427,563)

Net loss attributable to common stockholders	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Loss per share:
Common Stock
Basic	$(1.50)	$(11.75)	$(43.64)	$(878.73)
Diluted	$(1.50)	$(11.75)	$(43.64)	$(878.73)

Class B stock
Basic		$—	$—	$—
Diluted		$—	$—	$—

Weighted average shares outstanding:
Common Stock
Basic	20,833	12,351	505	490
Diluted	20,833	12,351	505	490

Class B stock
Basic		—	1	1
Diluted		—	1	1
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company		Predecessor Company
		For the Period April	For the Period
	For the Year Ended	24 to December 31,	January 1 to	For the Year Ended
	December 31, 2010	2009	April 23, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(31,257)	$(63,600)	$(18,961)	$(427,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,243	21,474	2,584	11,052
Goodwill and intangible asset impairment	—	50,501	—	430,126
Deferred taxes	(17,458)	(25,038)	(6,873)	(13,907)
Paid-in-kind interest	5,734	4,427	—	—
Non-cash equity-based compensation	3,559	3,310	2,110	5,443
Change in fair value of derivative liability	1,538	—	—	—
Traffic land write-down	321	1,852	—	—
Loss on disposal of property and equipment	258	—	188	1,257
Gain on sale of marketable securities	(98)	—	—	(12,420)
Amortization of deferred financing costs	23	—	331	1,674

Changes in assets and liabilities, net of effect of business combination:
(Increase) decrease in accounts receivable	(8,989)	(3,608)	10,313	13,998
Decrease (increase) in prepaid and other assets	2,947	(4,394)	3,187	(2,515)
Decrease in Federal income tax receivable	12,940	—	—	—
Increase (decrease) in deferred revenue	3,054	749	536	(3,418)
Increase (decrease) in income taxes payable	—	180	28	(7,246)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	16,591	(4,142)	2,861	13,736
Increase (decrease) in amounts payable to related parties	730	(5,853)	2,919	(8,179)

Net change in other assets and liabilities	27,273	(17,068)	19,844	6,376

Net cash provided by (used in) operating activities	8,136	(24,142)	(777)	2,038

Cash Flows from Investing Activities:
Capital expenditures	(8,843)	(5,184)	(1,384)	(7,313)
Proceeds from sale of marketable securities	886	—	—	12,741
Acquisition of business	—	(1,250)	—	—

Net cash (used in) investing activities	(7,957)	(6,434)	(1,384)	5,428

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility	10,000	16,000	—	—
Repayment of Revolving Credit Facility	—	(11,000)	—	—
Repayments of Senior Notes	(16,032)	—	—	—
Issuance of common stock	5,000	—	—	22,760
Payments of capital lease obligations	(1,033)	(603)	(271)	(737)
Debt repayments	—	(25,000)	—	(104,000)
Issuance of Series B Convertible Preferred Stock	—	25,000	—	—
Proceeds from term loan	—	20,000	—	—
Proceeds from building financing	—	6,998	—	—
Issuance of Series A Convertible Preferred Stock and warrants	—	—	—	74,168
Termination of interest swap agreements	—	—	—	2,150
Deferred financing costs	—	—	—	(1,557)

Net cash (used in) provided by financing activities	(2,065)	31,395	(271)	(7,216)

Net (decrease) increase in cash and cash equivalents	(1,886)	819	(2,432)	250
Cash and cash equivalents, beginning of period	4,824	4,005	6,437	6,187

Cash and cash equivalents, end of period	$2,938	$4,824	$4,005	$6,437

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	15,064	12,960	—	10,146
Other income taxes (refunded) paid, net	(15,503)	—	—	10,179
Non-cash financing activities
Fair value of derivative liability	442	—	—	—
Cancellation of long-term debt	—	—	252,060	—
Issuance of new long-term debt	—	117,500	—	—
Preferred stock — conversion to common stock	—	(81,551)	—	—
Issuance of common stock for asset acquisition	—	1,045	—	—
Class B — conversion to common stock	—	(3)	—	—
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

Predecessor Company
							Unrealized	Total Stock-	Compre-
					Additional		Gain (Loss) on	(Deficit)	Hensive
	Common Stock		Class B Stock		Paid-in	(Accumulated	Available for	(Deficit)	Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	Sale Securities	Equity	(Loss)
Balance as of January 1, 2008	87,105	872	292	3	290,786	(69,985)	5,955	227,631

Net loss	—	—	—	—	—	(427,563)	—	(427,563)	$(427,563)
Comprehensive loss	—	—	—	—	—	—	(5,688)	(5,688)	(5,688)
Equity based compensation	—	—	—	—	5,443	—	—	5,443	—
Loss on issuance of common stock under equity-based compensation plans	110	1	—	—	(1,727)	—	—	(1,726)	—
Issuance of common stock	14,038	140	—	—	22,471	—	—	22,611	—
Issuance of warrants	—	—	—	—	440	—	—	440	—
Tax related to cancellations of vested equity grants	—	—	—	—	(4,722)	—	—	(4,722)	—
Cancellation of warrants	—	—	—	—	(19,571)	—	—	(19,571)	—

Balance as of December 31, 2008	101,253	1,013	292	3	293,120	(497,548)	267	(203,145)	$(433,251)

Net loss	—	—	—	—	—	(18,961)	—	(18,961)	$(18,961)
Comprehensive income	—	—	—	—	—	—	219	219	219
Equity based compensation	—	—	—	—	2,110	—	—	2,110	—
Loss on issuance of common stock under equity-based compensation plans	777	7	—	—	(939)	—	—	(932)	—
Preferred stock accretion	—	—	—	—	(6,157)	—	—	(6,157)	—
Tax related to cancellations of vested equity grants	—	—	—	—	(890)	—	—	(890)	—

Balance as of April 23, 2009	102,030	$1,020	292	$3	$287,244	$(516,509)	$486	$(227,756)	$(18,742)

Successor Company

Revalued Capital	510	$5	292	$3	$2,256	$—	$—	$2,264

Net loss	—	—	—	—	—	(63,600)	—	(63,600)	$(63,600)
Comprehensive income	—	—	—	—	—	—	111	111	111
Equity based compensation	—	—	—	—	3,310	—	—	3,310	—
Issuance common stock for acquisition	232	2	—	—	1,043	—	—	1,045	—
Loss on issuance of common stock under equity-based compensation plans	2	—	—	—	(219)	—	—	(219)	—
Class B conversion	1	—	(292)	(3)	—	—	—	(3)	—
Preferred stock conversion	19,799	198	—	—	81,353	—	—	81,551	—
Preferred stock accretion	—	—	—	—	(4,661)	—	—	(4,661)	—
Tax related to cancellations of vested equity grants	—	—	—	—	(1,814)	—	—	(1,814)	—
Beneficial conversion feature	—	—	—	—	76,887	—	—	76,887	—
Beneficial conversion feature accretion	—	—	—	—	(76,887)	—	—	(76,887)	—

Balance as of December 31, 2009	20,544	$205	—	$—	$81,268	$(63,600)	$111	$17,984	$(63,489)

Net loss	—	—	—	—	—	(31,257)	—	(31,257)	$(31,257)
Comprehensive loss	—	—	—	—	—	—	(111)	(111)	(111)
Equity based compensation	—	—	—	—	3,559	—	—	3,559	—
Issuance of common stock to Gores	770	8	—	—	4,992	—	—	5,000	—
Gores $10,000 equity commitment (see Note 8)	—	—	—	—	442	—	—	442	—
Loss on issuance of common stock under equity-based compensation plans	—	—	—	—	(459)	—	—	(459)	—
Tax related to cancellations of vested equity grants	—	—	—	—	(1,150)	—	—	(1,150)	—

Balance as of December 31, 2010	21,314	$213	—	$—	$88,652	$(94,857)	$—	$(5,992)	$(94,857)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 1 — Basis of Presentation
Nature of Business
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. We are a provider of programming, information services and content to the radio, television and digital sectors. We are one of the largest domestic outsource providers of traffic reporting services and one of the nation’s largest radio networks, producing and distributing national news, sports, music, talk and entertainment programs, features and live events, in addition to local news, sports, weather, video news and other information programming. We deliver our content to approximately 5,000 radio and 182 television stations in the U.S. We exchange our content with radio and television stations for commercial airtime, which we then sell to local, regional and national advertisers.
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
At December 31, 2010, our principal sources of liquidity were our cash and cash equivalents of $2,938 and $3,781 available to us under our revolving credit facility as described in Note 8 - Debt, which total $6,719 as of the date hereof.
On April 12, 2011, we entered into an amendment to our debt agreements with our lenders because our projections indicated that we would likely not attain sufficient Adjusted EBITDA (as defined in our lender agreements) to comply with our then existing debt leverage covenants in certain fiscal quarters of 2011. As a result of negotiations with our lenders, we entered into a waiver and fourth amendment to the Securities Purchase Agreement which resulted in our previously existing maximum senior leverage ratios (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements and also set forth below) measured on a trailing, four-quarter basis) of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 being replaced by a covenant waiver for the first quarter and minimum last twelve months (“LTM”) EBITDA thresholds of $4,000 and $7,000, respectively, for the second and third quarters of 2011. Debt leverage covenants for the last quarter of 2011 and the first two quarters in 2012 (the Senior Notes mature on July 15, 2012) remain unchanged. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to reflect a change to minimum LTM EBITDA thresholds and maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 in the Securities Purchase Agreement (applicable to the Senior Notes) are $3,400 and $5,950, respectively, in the Credit Agreement (governing the Senior Credit Facility). In connection with this amendment, Gores agreed to fully subordinate the Senior Notes it holds (approximately $10,222 which is listed under “due to Gores”) to the Senior Notes held by the non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale, a 5% leverage fee will be imposed effective October 1, 2011 and we agreed to report the status of any merger and acquisition discussions/activity on a bi-weekly basis. Notwithstanding the foregoing, if at any time, we provide satisfactory documentation to our lenders that our debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee would be eliminated on a prospective basis. The foregoing levels represent the same covenant levels set forth in the Second Amendment to the Securities Purchase Agreement entered into on March 30, 2010, except that the debt covenant level for June 30, 2011 was 5.50 in the Second Amendment. As part of the waiver and fourth amendment, we agreed we would need to comply with a 5.00 covenant level on June 30, 2011, on an LTM basis, for the 5% leverage fee to be eliminated. The 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. The fee shall be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. Accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter (as is the case with PIK interest on the Senior Notes which accretes to the principal amount on a quarterly basis).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
If our operating results continue to decline or we do not meet our minimum Adjusted EBITDA thresholds, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially effect our financial condition and liquidity.
Our Senior Credit Facility and Senior Notes mature on July 15, 2012 and if we are unable to refinance or otherwise repay such indebtedness there would be a material and adverse effect on our business continuity and our financial condition.
In addition, cash flow from operations is a principal source of funds. We have experienced significant operating losses since 2005 as a result of increased competition in our local and regional markets, reductions in national audience levels, and reductions in our local and regional sales force and more recently which has in the past been negatively affected by lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry and locally at our affiliated stations, and more recently by higher programming fees and station compensation costs. Also, in 2010 and 2009 our operating income has been affected by the economic downturn in the United States and reduction in the overall advertising market. As described in more detail above, as a result of our waiver and fourth amendment to our debt agreements entered into on April 12, 2011 and based on our 2011 projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness, projected working capital needs, and provide us sufficient Adjusted EBITDA (as defined in our lender agreements) to comply with our amended debt covenants for at least the next 12 months.
If our operating income continues to decline, we cannot provide assurances that there will be sufficient liquidity available to us to invest in our business or Adjusted EBITDA to comply with our amended debt covenants.
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
Additionally and simultaneously, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with: (1) holders of our then outstanding senior notes (“Old Notes”) both series of which were issued under the Note Purchase Agreement, dated as of December 3, 2002 and (2) lenders under the Credit Agreement, dated as of March 3, 2004 (the “Old Credit Agreement”). Gores purchased at a discount approximately $22,600 in principal amount of our then existing debt held by debt holders who did not wish to participate in the Senior Notes, which upon completion of the Refinancing was exchanged for $10,797 of the Senior Notes. We also entered into a senior credit facility pursuant to which we have a $15,000 revolving credit facility on a senior unsecured basis and a $20,000 unsecured non-amortizing term loan (collectively, the “Senior Credit Facility”), which obligations are subordinated to the Senior Notes. Gores also agreed to guarantee our Senior Credit Facility and payments due to the NFL for the license and broadcast rights to certain NFL games and NFL-related programming through the 2010-11 season. Gores holds $10,222 (including paid in kind interest (“PIK”)) of the Senior Notes shown in the line item Due to Gores on our balance sheet. Pursuant to the Securities Purchase Agreement, in consideration for releasing all of their respective claims under the Old Notes and the Old Credit Agreement, the participating debt holders collectively received in exchange for their outstanding debt: (1) $117,500 of new senior secured notes maturing July 15, 2012 (the “Senior Notes”); (2) 34,962 shares of Series B Preferred Stock, and (3) a one-time cash payment of $25,000.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
At the time of the Refinancing, Gores acquired approximately 75.1% of our then outstanding equity (in preferred and common stock) and our then existing lenders acquired approximately 22.7% of our then outstanding equity (in preferred and common stock). We have considered the ownership held by Gores and our existing debt holders as a collaborative group in accordance with the authoritative guidance. As a result, we have followed the acquisition method of accounting, as required by the authoritative guidance, and have applied the Securities and Exchange Commission (“SEC”) rules and guidance regarding “push down” accounting treatment. Accordingly, our consolidated financial statements and transactional records prior to the closing of the Refinancing reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such records subsequent to the Refinancing are labeled Successor Company and reflect the push down basis of accounting for the new fair values in our financial statements. This is presented in our consolidated financial statements by a vertical black line division which appears between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Refinancing are not comparable.
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
Segment Information
We manage and report our business in two operating segments: Network Radio and Metro Traffic. Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments. Administrative functions such as finance, human resources and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming content.

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
Barter transactions represent the exchange of commercial announcements for programming rights, merchandise or services. These transactions are recorded at the fair market value of the commercial announcements relinquished, or the fair value of the merchandise and services received. A wide range of factors could materially affect the fair market value of commercial airtime sold in future periods, which would require us to increase or decrease the amount of assets and liabilities and related revenue and expenses recorded from prospective barter transactions.
Revenue is recognized on barter transactions when the advertisements are broadcast. Expenses are recorded when the merchandise or service is utilized. Barter revenue of $15,359, $9,357, $5,357 and $13,152 has been recognized for the year ended December 31, 2010, the period from April 24, 2009 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008, respectively, and barter expenses of $15,623, $8,750, $5,541 and $12,740 have been recognized for the year ended December 31, 2010, the period from April 24, 2009 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008, respectively.
Equity-Based Compensation
We have equity-based compensation plans, which provide for the grant of stock options, restricted stock and restricted stock units. We recognize the cost of the equity-based awards following accepted authoritative guidance and use the estimated fair value of the awards on the date of grant over their requisite service period. We used the Black-Scholes-Merton option-pricing model to determine the fair value of stock options awards.
Depreciation
Depreciation is computed using the straight line method over the estimated useful lives of the assets, as follows:

Buildings	30 years
Leasehold improvements	Shorter of economic useful life or lease term
Recording, broadcasting and studio equipment	3 — 10 years
Furniture, computers, equipment and other	3 — 10 years
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
Goodwill
Goodwill represents the excess purchase price of an acquisition over the fair values of the net tangible assets and identifiable intangible assets acquired. We test the carrying value of goodwill for impairment at a “reporting unit” level, using a two-step approach, at least annually as of December 31 of each year, or more frequently whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the first step, the fair value of each reporting unit is determined. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, the second step is to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess.
We have separate management for the Network Radio and Metro Traffic segments providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
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
For the period of April 24 to December 31, 2009 and the year 2008, we determined our goodwill was impaired by $50,401 and $430,126, respectively. See Note 5 — Goodwill for additional information regarding the determination of goodwill impairment.
Intangible Assets
Intangible assets subject to amortization primarily consist of affiliation agreements that were acquired in prior years. Such affiliate contracts, when aggregated, create a nationwide audience that is sold to national advertisers. Upon acquisition, identifiable intangible assets are recorded at fair value. The method of amortizing the intangible asset values reflects, based upon our historical experience, an accelerated rate of attrition in the affiliate base over the expected life of the affiliate relationships. Accordingly, we amortized the value assigned to affiliate agreements on an accelerated basis (periods ranging from 4 to 20 years with a weighted-average amortization period of approximately 8 years) consistent with the pattern of cash flows which are expected to be derived.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Impairment of Long-Lived Assets
We evaluate long-lived assets, including identifiable intangible assets with finite lives, whenever a triggering event occurs or changes in circumstances indicate that the carrying amounts of the lowest level of asset grouping for which identifiable cash flows are independent of other assets may not be recoverable. The initial test for impairment compares the asset carrying amounts with the sum of undiscounted cash flows, the individual assets are impaired proportionately limited to their respective estimated fair values. To determine whether an indefinite lived intangible impairment exists, the carrying value of the asset is compared with its fair value. An impairment loss would be recognized to the extent that the respective carrying value exceeds its fair value. Fair value estimates are based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations.
Income Taxes
We use the asset and liability method of financial accounting and reporting for income taxes. Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. With respect to our deferred tax assets, we assess the need for a valuation allowance at each reporting period.
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
Earnings per Share
Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note 2 — Earnings Per Share.
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
As part of the amendments to the debt agreements dated August 17, 2010, Gores committed to purchase $10,000 of our common stock on or prior to February 28, 2011. This commitment contained embedded features that have the characteristics of a derivative that is settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of the derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date. We estimated the expected volatility of the derivative by using a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase (the purchase price at which the common stock would be purchased under the Gores agreement). For additional details see Note 8 — Debt and Note 21 — Subsequent Event.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
We did not hold derivative financial instruments at any time during the periods ending April 23, 2009 and December 31, 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 of the fair value hierarchy on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 9 — Fair Value Measurements. These new disclosure requirements are effective for the period ending September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU 2010-29”). ASU 2010-29 changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.
Reclassifications and Revisions
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $650 recorded in the three months ended March 31, 2010 and the twelve months ended December 31, 2010, that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We also understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. For the year ended December 31, 2009, we understated our deferred revenue liability for audience deficiency units in error by $919 in connection with recording Metro Traffic Revenue, which was overstated in that period. The Company reduced revenue by $919 during 2010 to correct the deferred revenue liability balance as of December 31, 2010. We have determined that the impact of these adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
We also understated accrued liabilities at December 31, 2009 by $218 in connection with our payroll, but which was probable and estimable as of December 31, 2008. We have determined that the impact of this adjustment recorded in the third quarter of fiscal 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
Finally, we understated our program and operating liabilities by $428 in the predecessor period ended April 23, 2009 and have adjusted our opening balance sheet and goodwill accordingly. We have determined that the impact of this adjustment recorded in the first quarter of 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
For the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, we understated liabilities in error related to uncertain income tax exposures arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded were $82 in the successor period (April 24 to December 31, 2009), $68 in the predecessor period (January 1 to April 23, 2009), $1,442 in 2008 and $410 in 2007. In addition in 2007, $1,245 should have been recorded to retained deficit upon adoption of the authoritative guidance on uncertain tax positions. Such charges totaling $3,247 were recorded in the fourth quarter of 2009 as an increase to income tax expense of $82, and an adjustment to the opening goodwill of $3,165 in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
On August 3, 2009 at a special meeting of our stockholders, we effected a 200 for 1 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented, unless otherwise indicated. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share.
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
As part of the Refinancing, we issued Series A-1 Preferred Stock and Series B Preferred Stock. To the extent declared by our Board, the Series A-1 Preferred Stock and Series B Preferred Stock were also entitled to receive such dividends on an as-converted basis. The Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock are considered “participating securities” requiring use of the “two-class” method for the computation of basic net income (loss) per share. Losses were not allocated to the Series A Preferred Stock, Series A-1 Preferred Stock or Series B Preferred Stock in the computation of basic earnings per share (“EPS”) as the Series A Preferred Stock, Series A-1 Preferred Stock and the Series B Preferred Stock were not obligated to share in losses. Diluted earnings per share are computed using the “if-converted” method.
Basic EPS excludes the effect of common stock equivalents and is computed using the “two-class” computation method, which divides the sum of distributed earnings to common and Class B stockholders and undistributed earnings allocated to common stockholders and preferred stockholders on a pro rata basis, after Series A Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and the conversion of Class B stock, Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock using the “if-converted” method.

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
In connection with the Refinancing and the issuance of the preferred shares, we had determined that the preferred shares contained a beneficial conversion feature (“BCF”) that was partially contingent. The BCF was measured as the spread between the effective conversion price and the market price of common stock on the commitment date and then multiplying this spread by the number of conversion shares, as adjusted for the contingent shares. A portion of the BCF had been recognized at issuance and was being amortized using the effective yield method over the period until conversion. The total BCF, which was limited to the carrying value of the preferred stock, was $76,887, prior to conversion and upon conversion resulted in, among other effects, a deemed dividend that was included in the earnings per share calculation.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

	Earnings Per Share
	Successor Company		Predecessor Company
		For the Period April	For the Period
	Year Ended	24 to December 31,	January 1 to	Year Ended December
	December 31, 2010	2009	April 23, 2009	31, 2008
Net loss	$(31,257)	$(63,600)	$(18,961)	$(427,563)
Less: Accumulated Preferred Stock dividends	—	(81,548)	(3,076)	(3,081)

Undistributed losses	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Earnings — Common stock
Basic
Undistributed (losses) allocated to Common stockholders	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Total (losses) — Common stock, basic	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Diluted
Undistributed (losses) allocated to Common stockholders	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Total (losses) — Common stock, diluted	$(31,257)	$(145,148)	$(22,037)	$(430,644)

Weighted average Common shares outstanding, basic	20,833	12,351	505	490
Weighted average Common shares outstanding, diluted	20,833	12,351	505	490

Loss per Common share, basic
Undistributed (losses) — basic	$(1.50)	$(11.75)	$(43.64)	$(878.73)

Total	$(1.50)	$(11.75)	$(43.64)	$(878.73)

Loss per Common share, diluted
Undistributed (losses) — diluted	$(1.50)	$(11.75)	$(43.64)	$(878.73)

Total	$(1.50)	$(11.75)	$(43.64)	$(878.73)

Loss per share — Class B Stock
Total loss — Class B Stock, basic		$—	$—	$—

Total loss — Class B Stock, diluted		$—	$—	$—

Weighted average Class B shares outstanding:

Basic		—	1	1
Diluted		—	1	1

Earnings per Class B share, basic		$—	$—	$—

Earnings per Class B share, diluted		$—	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 3 — Related Party Transactions
Gores Radio Holdings
We have a related party relationship with Gores, our ultimate parent company. In connection with our Refinancing, Gores created a holding company which owns approximately 76.4% of our equity, after giving effect to Gores’ purchase of 769 shares of common stock for $5,000 on September 7, 2010 and purchase of 1,186 shares of common stock for $10,000 on February 28, 2011, (see Note 21 — Subsequent Event). Gores also holds $10,222 (including PIK interest) of our Senior Notes because it purchased debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. Such debt is classified as Due to Gores on our balance sheet.
We recorded fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores, as follows:

	Successor Company		Predecessor Company
			For the Period
	Year Ended December	For the Period April 24	January 1 to	Year Ended December
	31, 2010	to December 31, 2009	April 23, 2009	31, 2008

Gores and Glendon fees (1)	$994	$810	$984	$250
Reimbursement of legal fees	15	386	1,533	—
Reimbursement of letter-of- credit fees (2)	251	—	—	—
Interest on loan	1,575	1,225	—	—

	$2,835	$2,421	$2,517	$250

(1)
These fees consist of payments for professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management.

(2)	Reimbursement of a standby letter-of-credit fee incurred and paid by Gores in connection with its guarantee of the revolving credit facility with Wells Fargo, included in interest expense.
POP Radio
We also have a related party relationship, including a sales representation agreement, with our investee, POP Radio, L.P. (“POP Radio”). We recorded fees as follows:

	Successor Company		Predecessor Company
For the Period
	Year Ended December	For the Period April 24	January 1 to	Year Ended December
	31, 2010	to December 31, 2009	April 23, 2009	31, 2008
Program commission expense	$1,641	$913	$416	$2,050

CBS Radio
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
We incurred the following expenses as a result of transactions with CBS Radio or its affiliates in the following periods for which CBS Radio was a related party:

	Successor Company	Predecessor Company
	For the Period	For the Period
	April 24 to	January 1 to	Year Ended December
	September 30, 2009	April 23, 2009	31, 2008
Programming and affiliate arrangements	$13,877	$20,884	$57,609
News agreement	3,623	4,107	—
Representation agreement	—	—	15,440
Management agreement (excluding warrant amortization)	—	—	610
Warrant amortization	—	—	1,618
Payment upon closing of Master Agreement	—	—	5,000

	$17,500	$24,991	$80,277

Summary of related party expense by expense category:

	Successor Company		Predecessor Company
			For the Period
	Year Ended December	For the Period April 24	January 1 to	Year Ended December
	31, 2010	to December 31, 2009	April 23, 2009	31, 2008
Operating costs	$1,641	$18,413	$25,407	$75,099
Depreciation and amortization	—	—	—	1,618
Corporate, general and administrative	—	—	—	610
Special charges	1,009	1,196	2,517	5,250
Interest expense	1,826	1,225	—	—

	$4,476	$20,834	$27,924	$82,577

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 4 — Property and Equipment
Property and equipment is recorded at cost and is summarized as follows:

	December 31, 2010	December 31, 2009

Land, buildings and improvements	$11,572	$10,830
Recording, broadcasting and studio equipment	24,862	20,581
Furniture, computers, equipment and other	15,738	11,592

	52,172	43,003
Less: Accumulated depreciation and amortization	15,125	6,738

Property and equipment, net	$37,047	$36,265

Depreciation expense is summarized as follows:

	Successor Company		Predecessor Company
		For the Period April	For the Period
	Year Ended December	24 to December 31,	January 1 to	Year Ended December
	31, 2010	2009	April 23, 2009	31, 2008
Depreciation expense	$8,387	$6,738	$2,354	$8,652
On December 17, 2009, we entered into an agreement to sell our Culver City properties and lease back the properties over a ten-year term (with two five-year renewal options). Upon closing at December 31, 2009, we received proceeds of $6,998, incurred costs for commissions, fees and closing costs of $1,252 and placed $673 in escrow for a portion of the repairs to be conducted on the properties. We used $3,500 of these proceeds to pay down our Senior Notes on March 31, 2010, in accordance with the terms of the Waiver and First Amendment to the Securities Purchase Agreement entered into on October 14, 2009 by us and the noteholders party thereto. This transaction did not qualify as a sale for accounting purposes as certain third party guarantees included in the agreement are considered continuing involvement under accounting guidance. We currently expect the existence of our continuing involvement to remain for the entirety of the lease period. Under the terms of the building financing, the Company made rental payments in the first year of approximately $875, plus operating expense reimbursement, including a 2% management fee. Thereafter, base rental payments are subject to an annual increase equal to 3.5% in years 2 through 5 and the greater of 3.5% or the increase in the consumer price index in years 6 through 10. As part of the closing, we issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit under the lease. Pursuant to the terms of the lease, with limited exceptions, we will remain responsible for required repairs, replacements and improvements to the Culver City properties.
In 2001, we entered into a capital lease for satellite transponders totaling $6,723. The allocation of the Business Enterprise Value for the capital lease at April 24, 2009 was $7,355. Accumulated amortization related to the capital lease was $6,775 and $5,787 as of December 31, 2010 and 2009, respectively.
Note 5 — Goodwill
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill and intangible assets is less than their carrying value. On an annual basis and upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, and long-lived assets which testing could impact the value of our business.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Prior to the fourth quarter 2008, we operated as a single reportable operating segment: the sale of commercial time. As part of our re-engineering initiative implemented in the fourth quarter of 2008, we installed separate management for the Network Radio and Metro Traffic segments providing discrete financial information and management oversight. Accordingly, we have determined that each division is an operating segment. A reporting unit is the operating segment or a business which is one level below the operating segment. Our reporting units are consistent with our operating segments and impairment has been tested at this level.
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
As part of our annual impairment test of goodwill and indefinite lived intangible assets at December 31, 2010, we performed a Step 1 analysis by comparing our calculated fair value based on our forecast to our current carrying value of each of the reporting units. The results indicated a potential impairment for Network Radio and we performed a Step 2 analysis to compare the implied fair value of goodwill with the carrying value of goodwill. As a result of the Step 2 analysis we determined that goodwill was not impaired as of December 31, 2010. In connection with the Income Approach portion of the 2010 exercise, we made the following assumptions: (1) the discount rate used was 10%; (2) management’s estimates of future performance of our operations; and (3) a terminal growth rate of 3%.
In 2009, the Metro Traffic television upfronts (where advertisers purchase commercial airtime for the upcoming television season several months before the season begins), which in prior years concluded in the second quarter, were extended through August to complete the upfront advertising sales. During this period, advertisers were slow to commit to buying commercial airtime for the third quarter of 2009. We believed that the conclusion of the Metro Traffic television upfronts would help bring more clarity to both purchasers and sellers of advertising; however, once such upfronts concluded in August, it became increasingly evident from our quarterly bookings, backlog and pipeline data that the downturn in the economy was continuing and affecting advertising budgets and orders. The decrease in advertising budgets and orders is evidenced by our revenue decreasing to $78,474 in the third quarter of 2009 from $96,299 in the third quarter of 2008, which represents a decrease of approximately 18.5%. These conditions, namely the weak third quarter of 2009 and the likely continuation of the current economic conditions into the fourth quarter of 2009 and the immediate future, caused us to reduce our forecasted results for the remainder of 2009 and 2010. We believe these new forecasted results constituted a triggering event and therefore we conducted a goodwill impairment analysis. The new forecast would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Accordingly, we performed a Step 1 analysis in accordance with the authoritative guidance by comparing our recalculated fair value based on our new forecast to our current carrying value. The results indicated impairment in our Metro Traffic segment and we performed a Step 2 analysis to compare the implied fair value of goodwill for Metro Traffic with the carrying value of its goodwill. As a result of the Step 2 analysis we recorded a non-cash charge of $50,401. The remaining value of our goodwill at December 31, 2009 was $38,917. The majority of the goodwill impairment charge is not deductible for income tax purposes.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
In 2009, we used a multi-year DCF model to derive a Total Invested Capital value which was adjusted for cash, non-operating assets and any negative net working capital to calculate a Business Enterprise Value which was then used to value our equity. In connection with the Income Approach portion of this exercise, we made the following assumptions: (1) the discount rate was based on an average of a range of scenarios with rates between 15% and 16%; (2) management’s estimates of future performance of our operations; and (3) a terminal growth rate of 2%. The discount rate and market growth rate reflect the risks associated with the general economic pressure impacting both the economy in general and more specifically and substantially the advertising industry.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Total	Metro Traffic	Network Radio
Predecessor Company
Balance at January 1, 2008	$464,114	$327,495	$136,619
Goodwill impairment	(430,126)	(303,703)	(126,423)

Balance at December 31, 2008	33,988	23,792	10,196

Balance at April 23, 2009	$33,988	$23,792	$10,196

Successor Company
Balance at April 24, 2009	$86,414	$61,354	$25,060

Adjustments to opening balance (1)	2,904	2,052	852
Goodwill impairment	(50,401)	(50,401)	—

Balance at December 31, 2009	38,917	13,005	25,912

Adjustments to opening balance (2)	28	144	(116)

Balance at December 31, 2010	$38,945	$13,149	$25,796

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

(2)	On March 31, 2010, we recorded a prior period adjustment of $28 to increase goodwill related to a correction of our current liabilities as of April 24, 2009.
Gross amounts of goodwill, accumulated impairment losses and carrying amount of goodwill as of December 31, 2010 are as follows:

	Total	Metro Traffic	Network Radio
Goodwill	$89,346	$63,550	$25,796
Accumulated impairment losses from April 24, 2009 to December 31, 2010	(50,401)	(50,401)	—

Balance at December 31, 2010	$38,945	$13,149	$25,796

NOTE 6 — Intangible Assets
As a result of the conditions described in Note 5 — Goodwill above, namely the weak third quarter of 2009 and the likely continuation of the economic conditions into the fourth quarter of 2009 and early 2010, in the third quarter of 2009, we reduced our forecasted results for the remainder of 2009 and 2010. We believed these new forecasted results constituted a triggering event and therefore we conducted an impairment analysis of our indefinite and definite lived intangible assets. A fair value appraisal, using the discounted cash flow method, was conducted on our trademarks and an impairment of $100 was recorded for the reduction in the value of the Metro Traffic trademarks.
We purchased Jaytu (d/b/a Sigalert), whose assets are primarily included in software and technology, in the fourth quarter of 2009. The fair value of the additional intangible asset was $2,295 (see Note 7 — Acquisitions and Investments) and is included in software and technology.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
In the third quarter of 2009, we failed to attain our forecast which constituted a trigger event under authoritative guidance. Based on a comparison of carrying values to undiscounted cash flows for our definite lived assets, we concluded there was no impairment on our definitive lived intangible assets.
Our annual impairment test of indefinite lived intangible assets at December 31, 2010 and 2009, indicated that there was no impairment when we compared the estimated fair value of these assets to our current carrying value.
In the fourth quarter of 2010, we failed to attain our forecast which constituted a trigger event under authoritative guidance. Based on a comparison of carrying values to undiscounted cash flows for our definite lived assets, we concluded there was no impairment on our definitive lived intangible assets.
Intangible assets by asset type and estimated life as of December 31, 2010 and 2009 are as follows:

		As of December 31, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks	Indefinite	$20,800	$—	$20,800	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	(12,163)	59,937	72,100	(4,953)	67,147
Software and technology	5 years	7,896	(2,473)	5,423	7,896	(890)	7,006
Client contracts	5 years	8,930	(3,343)	5,587	8,930	(1,363)	7,567
Leases	7 years	980	(240)	740	980	(100)	880
Insertion orders	9 months	—	—	—	8,400	(8,400)	—

		$110,706	$(18,219)	$92,487	$119,106	$(15,706)	$103,400

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of intangible assets for the years ended December 31, 2010 and 2009 are as follows:

Predecessor Company
	Total	Metro Traffic	Network Radio
Balance at January 1, 2009	$2,660	$—	$2,660
Amortization	(231)	—	(231)

Balance at April 23, 2009	$2,429	$—	$2,429

Successor Company
Balance at April 24, 2009	$116,910	$83,280	$33,630

Additions	2,296	2,296	—
Amortization	(15,706)	(11,661)	(4,045)
Trademark impairment	(100)	(100)	—

Balance at December 31, 2009	103,400	73,815	29,585

Amortization	(10,913)	(7,590)	(3,323)

Balance at December 31, 2010	$92,487	$66,225	$26,262

Gross carrying value	$110,806	$78,876	$31,930
Accumulated amortization	(18,219)	(12,551)	(5,668)
Accumulated impairment losses	(100)	(100)	—

Balance at December 31, 2010	$92,487	$66,225	$26,262

Amortization expense related to intangible assets is summarized as follows:

	Successor Company		Predecessor Company
		For the Period April	For the Period
	Year Ended December	24 to December 31,	January 1 to	Year Ended December
	31, 2010	2009	April 23, 2009	31, 2008
Amortization expense	$10,913	$15,706	$230	$2,400
We estimate aggregate amortization expense for intangibles for fiscal year 2011, 2012, 2013, 2014 and 2015 will be approximately $10,900, $10,900, $10,500, $8,000 and $7,400, respectively.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 7 — Acquisitions and Investments
On December 31, 2009, we closed the acquisition of Jaytu (d/b/a Sigalert), for which the purchase price allocation was primarily to software and technology assets. The purchase price was $2,500, which consisted of a cash payment of $1,250 and the issuance of 232,277 shares of our common stock valued at $5.38 per share (or approximately $1,250). For accounting purposes, the 232,277 shares of our common stock were recorded at a fair value of $1,045 (based on a per share price of $4.50). Under the purchase agreement, members of Jaytu could earn up to an additional $1,500 in cash upon the delivery and acceptance of certain traffic products in accordance with certain specifications mutually agreed upon by the parties, including commercial acceptance and/or first usage of the products by our television affiliates. As of December 31, 2010, $1,063 of the potential additional payments of $1,500 had been earned and $250 had been paid to the members of Jaytu. The remaining $437 of these potential payments could still be earned by members of Jaytu in the future if the previously agreed specifications are met. The operations and assets of Jaytu (d/b/a Sigalert) are included in the Metro Traffic segment.
On December 22, 2008, we entered into a License and Services Agreement with TrafficLand which provides us with a three-year license to market and distribute TrafficLand services and products. Concurrent with the execution of the License Agreement, we entered into an option agreement with TrafficLand granting us the right to acquire 100% of the stock of TrafficLand pursuant to the terms of a merger agreement which the parties negotiated and placed in escrow. We did not exercise our right under the option agreement and therefore the License Agreement will continue until December 31, 2011. In early 2011, we paid $300 to maintain our exclusive license to market and distribute TrafficLand services and products through December 31, 2011.
On March 29, 2006, our cost method investment in The Australia Traffic Network Pty Limited was converted to 1,540 shares of common stock of Global Traffic Network, Inc. (“GTN”) in connection with the initial public offering of GTN on that date. The investment in GTN was sold during the quarter ended September 30, 2008 and we received proceeds of approximately $12,741 and realized a gain of $12,420. Such gain is included as a component of other expense (income) in the Consolidated Statement of Operations.
On October 28, 2005, we became a limited partner of POP Radio pursuant to the terms of a subscription agreement dated as of the same date. As part of the transaction, effective January 1, 2006, we became the exclusive sales representative of the majority of advertising on the POP Radio network for five years, until December 31, 2010, unless earlier terminated by the express terms of the sales representative agreement. This agreement was extended to December 31, 2011 on December 31, 2010. We hold a 20% limited partnership interest in POP Radio. No additional capital contributions are required by any of the limited partners. This investment is being accounted for under the equity method. The initial investment balance was de minimis, and our equity in earnings of POP Radio through December 31, 2010 was de minimis. Pursuant to the terms of a 2006 recapitalization, if and when one of the other partners elects to exercise warrants it received in connection with the transaction, our limited partnership interest in POP Radio will decrease from 20% to 6%. As of December 31, 2010, these warrants were outstanding.
Note 8 — Debt:
Our current financial condition has caused us to obtain waivers to the agreements governing our indebtedness and to institute certain cost saving measures. If our financial condition does not improve, we may need to take additional actions designed to respond to or improve our financial condition and we cannot assure you that any such actions would be successful in improving our financial position. As a result of our current financial position we have taken certain actions designed to respond to and improve our current financial position.
On April 23, 2009, we closed the Refinancing and entered into our Securities Purchase Agreement and a Senior Credit Facility. At the time of the Refinancing, the Senior Credit Facility included a $20,000 unsecured non-amortizing term loan and a $15,000 revolving credit facility that included a $2,000 letter of credit sub-facility, on a senior unsecured basis. Our existing debt of $146,629 consists of: $111,629 under the Senior Notes maturing July 15, 2012 (which includes $10,222 due to Gores) and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and a$20,000 revolving credit facility (of which $15,000 was outstanding on December 31, 2010). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by subsidiaries of the Company and Gores. At the time of the Refinancing, the Senior Notes bore interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of December 31, 2010 and 2009, the accrued PIK interest was $10,161 and $4,427, respectively. Loans under our existing Credit Agreement (which govern the Senior Credit Facility) bear interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Since the time of our Refinancing, we have entered into three amendments to our debt agreements with our lenders (on October 14, 2009, March 30, 2010 and August 17, 2010, respectively). In each case, our underperformance against our financial projections caused us to reduce our forecasted results. With the exception of our revised projections at the time of our October 2009 amendment (where we requested and received a waiver of our covenant to be measured on December 31, 2009, on a trailing four-quarter basis), our projections have indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place. Notwithstanding this, in both of the 2010 amendments, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Additionally, given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, management believed it was prudent to renegotiate amendments to our debt agreements to enhance our available liquidity in addition to modifying our debt leverage covenants. These negotiations resulted in the August 17, 2010 amendment in which Gores agreed to purchase an additional $15,000 of common stock. As a result thereof, 769 shares were issued to Gores on September 7, 2010 for approximately $5,000 and 1,186 shares were issued to Gores on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing the shares at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price pursuant to the purchase agreement, dated August 17, 2010, between Gores and us. Because the $10,000 investment by Gores was to be made based on a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), the Gores $10,000 equity commitment was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average closing price of our common stock. On August 17, 2010, we recorded an asset of $442 related to the aforementioned $10,000 Gores equity commitment. On December 31, 2010, the fair market value of such Gores equity commitment was a liability of $1,096 resulting in other expense of $1,538 for the year ended December 31, 2010. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment (See Note 21 — Subsequent Events).
As a result of the third amendment to the Securities Purchase Agreement entered into on August 17, 2010, our debt leverage covenants were modified to 11.25 times for the three quarters beginning on September 30, 2010, then stepping down to 11.0, 10.0, and 9.0 times in the last three quarters of 2011 and 8.0 and 7.5 times in the first two quarters of 2012. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the levels of 11.25 in the Securities Purchase Agreement (applicable to the Senior Notes) are 12.95 in the Credit Agreement (governing the Senior Credit Facility). We accrued additional fees of $2,433 related to amending our credit agreements in the year ended December 31, 2010 recorded as interest expense. Also in connection with Gores’ agreement to increase its guarantee by $5,000 on our revolving credit facility, Wells Fargo agreed to increase the amount thereof from $15,000 to $20,000 which provided us with necessary additional liquidity for working capital purposes.
On March 31, 2010, June 4, 2010 and November 30, 2010, we repaid $3,500, $12,000 and $532, respectively, of the Senior Notes in accordance with the amendments to our agreements related to our debt covenants.
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
Long-term debt, including current maturities of long-term debt and due to Gores, for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Senior Notes
Senior Secured Notes due July 15, 2012 (1)	$101,407	$110,762
Due to Gores (1)	10,222	11,165
Senior Credit Facility
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	15,000	5,000

	$146,629	$146,927

(1)
The applicable interest rate on such debt is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. PIK interest of the Senior Notes is payable at maturity.

(2)
The applicable interest rate on such debt is 7.0% as of December 31, 2010 and 2009. The interest rate is variable and is payable at the maximum of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option.

The aggregate maturities of long-term debt for the next five years and thereafter, pursuant to our debt agreements including PIK interest as in effect at December 31, 2010, are as follows (excludes market value adjustments):

Long-Term Debt
Years ended December 31,	Maturities
2011	—
2012	155,514
2013	—
2014	—
2014	—
Thereafter	—

$155,514

Both the Securities Purchase Agreement (governing the Senior Notes) and Credit Agreement (governing the new term loan and revolving credit facility which collectively comprise the Senior Credit Facility) contain restrictive covenants that, among other things, limit our ability to incur debt, incur liens, make investments, make capital expenditures, consummate acquisitions, pay dividends, sell assets and enter into mergers and similar transactions beyond specified baskets and identified carve-outs. Additionally, we may not exceed the maximum senior leverage ratio (the principal amount outstanding under the Senior Notes divided by our Adjusted EBITDA (as defined in our lender agreements)). The Securities Purchase Agreement contains customary representations and warranties and affirmative covenants. The Credit Agreement contains substantially identical restrictive covenants (including a maximum senior leverage ratio calculated in the same manner as with the Securities Purchase Agreement), affirmative covenants and representations and warranties like those found in the Securities Purchase Agreement, modified, in the case of certain covenants, for a cushion on basket amounts and covenant levels from those contained in the Securities Purchase Agreement. We currently believe, based on our 2011 projections that we will be in compliance with our amended debt covenants for the next 12 months. A wide range of factors could materially affect future developments and performance and would cause us to be unable to meet our debt covenants.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 9 — Fair Value Measurements
Fair Value of Financial Instruments
Our financial instruments include cash, cash equivalents, receivables, accounts payable and borrowings. At December 31, 2010 and 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. At December 31, 2010 and 2009, the estimated fair value of the borrowings was based on estimated rates for long-term debt with similar debt ratings held by comparable companies. The carrying amount and estimated fair value for borrowings are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Borrowings (short and long term)	$131,629	$146,796	$141,927	$148,425

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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for, at fair value on a recurring basis:

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments (1)	$—	$—	$—	$968	$—	$—

Liabilities
Derivative liability (2)	$—	$1,096	$—	$—	$—	$—

(1)	Included in other assets and valued at closing market price of the individual investment.

(2)
$10,000 Gores equity commitment which is included in accrued expenses and other liabilities was valued by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and to estimate the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average of our common stock’s closing price.

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

	December 31, 2009	Level 1	Level 2	Level 3	Total Losses
Other long-term assets
Intangible assets	$103,400	$—	$—	$103,400	$100
Goodwill	38,917	—	—	38,917	50,401

	$142,317	$—	$—	$142,317	$50,501

	December 31, 2010	Level 1	Level 2	Level 3	Total Losses
Other long-term assets
Intangible assets	$92,487	$—	$—	$92,487	$—
Goodwill	38,945	—	—	38,945	—

	$131,432	$—	$—	$131,432	$—

We recorded charges of $50,401 for Metro Traffic goodwill and $100 for Metro Traffic trademarks, upon concluding a triggering event had occurred and performed a DCF analysis and valuation at September 30, 2009 (see Note 5 — Goodwill and Note 6 — Intangible Assets for additional detail).
Note 10 — Stockholders’ (Deficit) Equity — Common and Preferred Stock
On December 31, 2008, our authorized capital stock consisted of common stock, Class B stock and Series A Preferred Stock. At such time, our common stock is entitled to one vote per share while Class B stock was entitled to 50 votes per share. Class B stock was convertible to common stock on a share-for-share basis. As of December 31, 2010, we have only common stock outstanding.
On March 3, 2008 and March 24, 2008, we announced the closing of the sale and issuance of 7,143 shares (14,286 shares in the aggregate) of our common stock to Gores at a price of $1.75 per share for an aggregate purchase amount of $25,000.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
On June 19, 2008, we completed a $75,000 private placement of the Series A Preferred Stock with an initial conversion price of $3.00 per share and four-year warrants to purchase an aggregate of 10,000 shares of our common stock in three approximately equal tranches with exercise prices of $5.00, $6.00 and $7.00 per share, respectively, to Gores.
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
On September 7, 2010, Gores purchased 770 shares of common stock for $5,000. Subsequent to December 31, 2010, Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price, pursuant to the purchase agreement, dated August 17, 2010, between Gores and us.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The changes in the carrying amount of Preferred Stock were as follows:

Predecessor Company
	Series A		Series A-1		Series B
	Shares	Book Value	Shares	Book Value	Shares	Book Value
Balance at January 1, 2008	—	$—	—	$—	—	$—
Issuance of Series A Preferred Stock	75.0	70,657	—	—	—	—
Preferred Stock accretion	—	3,081	—	—	—	—

Balance at January 1, 2009	75.0	73,738	—	—	—	—

Preferred Stock accretion	—	6,157	—	—	—	—

Balance at April 23, 2009	75.0	$79,895	—	$—	—	$—

Successor Company
Balance at April 24, 2009	75.0	$79,895	—	$—	—	$—
April 24, 2009 transactions:
Exchange Series A-1 for Series A	(75.0)	(79,895)	75.0	43,070	—	—
Gores purchase of Series B	—	—	—	—	25.0	14,099
Refinancing issuance of Series B	—	—	—	—	35.0	19,718
Preferred Stock accretion	—	—	—	2,658	—	2,003
July 9, 2009 conversion to common shares	—	—	(3.5)	(2,101)	—	—
August 3, 2009 conversion to common shares	—	—	(71.5)	(43,627)	(60.0)	(35,820)
Beneficial Conversion Feature	—	—	—	43,070	—	33,817
Beneficial Conversion Feature accretion	—	—	—	(43,070)	—	(33,817)

Balance at December 31, 2009	—	$—	—	$—	—	$—

There were no shares of Preferred Stock outstanding during or as of the year ended December 31, 2010.
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 11 — Equity-Based Compensation
Equity Compensation Plans
We established stock incentive plans in 1989 (the “1989 Plan”) and 1999 (the “1999 Plan”) which allowed us to grant options to directors, officers and key employees to purchase our common stock at its market value on the date the options are granted. Under the 1989 Plan, 12,600 shares were reserved for grant through March 1999. The 1989 Plan expired in March 1999. On September 22, 1999, the stockholders ratified the 1999 Plan, which authorized us to grant up to 8,000 shares of common stock. Options granted under the 1999 Plan generally became exercisable after one year in 20% to 33% increments per year and expired within ten years from the date of grant. On May 19, 2005, the Board modified the 1999 Plan by deleting the provisions of the 1999 Plan that provided for a mandatory annual grant of 10 stock options to outside directors. The 1999 Plan expired in March 2009.
On May 25, 2005, our stockholders approved the 2005 Equity Compensation Plan (the “2005 Plan”), approved by the Board on May 19, 2005, that allowed us to grant stock options, restricted stock and RSUs to our directors, officers and key employees. When it was adopted, a maximum of 9,200 shares of common stock was authorized for the issuance of awards under the 2005 Plan.
Pursuant to Board resolution, from May 25, 2005 (the date of our 2005 annual meeting of stockholders) until April 23, 2009 (when the practice was discontinued by Board resolution), outside directors automatically received a grant of RSUs equal to $100 in value (based on the date of issuance, typically the date of the annual meetings of stockholders) and any newly appointed outside director would receive an initial grant of RSUs equal to $150 in value on the date such director was appointed to our Board.
Effective February 12, 2010, the Board amended and restated the 2005 Plan because we had a limited number of shares available for issuance thereunder (such plan, as amended and restated, the “2010 Plan”). Approval of the 2010 Plan by our stockholders was obtained on July 30, 2010 at our annual meeting of stockholders. When it was adopted, a maximum of 2,650 shares of common stock was authorized for the issuance of awards under the 2010 Plan. Effective January 1, 2010, for each year of service, directors who are not officers of the Company receive annual awards of RSUs valued in an amount of $35, which we believe will customarily be awarded on the date of our annual meeting of stockholders.
Options and restricted stock granted under the 2010 Plan vest over periods ranging from 2 to 3 years, commencing on the anniversary date of each grant, and options expire within ten years from the date of grant. RSUs awarded to directors vest over a two-year period in equal one-half increments on the first and second anniversary of the date of the grant, subject to the director’s continued service with us. Directors’ RSUs will vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2010 Plan. RSUs are payable in newly issued shares of our common stock. Recipients of restricted stock and RSUs are entitled to receive dividend equivalents (subject to vesting) when and if we pay a cash dividend on our common stock. Such dividend equivalents are payable, in newly issued shares of common stock, only upon the vesting of the related restricted shares.
Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be currently issued and outstanding (even when unvested). Restricted stock and RSUs have dividend equivalent rights equal to the cash dividend paid on common stock. RSUs do not have the voting rights of common stock, and the shares underlying the RSUs are not considered to be issued and outstanding until they vest. Each RSU or restricted stock counts as three shares under the terms of the 2010 Plan.
All equity-based compensation expense is included in corporate expense for segment reporting purposes.
The 200 for 1 reverse stock split has been reflected in share data, weighted average exercise prices and weighted average grant date prices contained herein for all periods presented.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Stock Options
Stock option activity for the year ended December 31, 2010, for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the year ended December 31, 2008 is as follows:

	Successor Company				Predecessor Company
	December 31, 2010		December 31, 2009		April 23, 2009		December 31, 2008
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding beginning of period	28.6	$1,345	32.1	$1,463	35.0	$1,504	19.4	$4,372
Granted	2,098.0	6	—	—	0.4	12	32.9	272
Exercised	—	—	—	—	—	—	—	—
Cancelled, forfeited or expired	(495.3)	17	(3.5)	3,726	(3.3)	1,860	(17.3)	2,352
Outstanding end of period	1,631.3	$26	28.6	$1,345	32.1	$1,463	35.0	$1,504

Options exercisable at end of period	85.7	$375	13.6	$2,485	11.4	$3,810	8.7	$4,856

Aggregate estimated fair value of options vesting during the period	$1,461		$826		$788		$2,360

At December 31, 2010, vested and exercisable options had an aggregate intrinsic value of $209 and a weighted average remaining contractual term of 1.25 years. No options were exercised during the years ended December 31, 2010, 2009 and 2008. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of December 31, 2010, there was $5,617 of unearned compensation cost related to stock options granted under all of our equity compensation plans and is expected to be recognized over a weighted-average period of 2.11 years. Additionally, as of December 31, 2010, we expect 1,409.1 of our unvested options to vest with a weighted average exercise price of $29, a weighted average remaining term of 9.12 years and an aggregate intrinsic value of $4,135.
The estimated fair value of options granted during each period was measured on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions as follows:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2008
Risk-free interest rate	2.30%	—	2.98%	2.64%
Expected term (years)	5.0	—	5.0	4.8
Expected volatility	98.60%	—	92.17%	55.99%
Expected dividend yield	0.00%	—	0.00%	0.00%
Weighted average fair value of options granted	$4.54	$—	$8.40	$104.00
No options were granted in the period April 24, 2009 to December 31, 2009, therefore no determination was made for fair value assumptions.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. The expected term assumption has been calculated based on historical data. The expected volatility assumption used by us is based on the historical volatility of our stock. The dividend yield represents the expected dividends on our common stock for the expected term of the option.
Additional information related to options outstanding at December 31, 2010, segregated by grant price range is summarized below:

			Remaining
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
Options outstanding at exercise price of:	Options	Price	Life (in years)
$6	1,507.2	$6	8.70
$8 - 12	100.5	8	9.80
$36 - $150	7.1	71	5.80
$248 - $438	10.2	345	6.60
$1,234 - $7,038	6.3	4,564	2.30

	1,631.3	$26	8.70

Restricted Stock Units
We have awarded RSUs to Board members and certain key executives, which vest over two, three and four years, respectively. On April 23, 2009, the Board passed a resolution that discontinued the practice of automatic annual awards to directors before such was resumed in mid 2010. In 2010, our Compensation Committee determined that the independent non-employee directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards also will vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter. As of December 31, 2010, unearned compensation cost related to RSUs was $820 and is expected to be recognized over a weighted-average period of 2.64 years.
RSUs activity for the year ended December 31, 2010, for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the year ended December 31, 2008 is as follows:

	Successor Company				Predecessor Company
	December 31, 2010		December 31, 2009		April 23, 2009		December 31, 2008
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding beginning of period	0.1	$1,314	2.4	$306	6.1	$320	1.2	$1,830
Granted	115.0	8	—	—	—	—	5.5	138
Converted to common shares	—	—	(2.3)	186	(3.7)	325	(0.6)	1,330
Cancelled, forfeited or expired	—	—	—	—	—	—	—	—

Outstanding end of period	115.1	$10	0.1	$1,314	2.4	$306	6.1	$320

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Restricted Stock
In the past, we have awarded shares of restricted stock to certain key employees. The awards vest over periods ranging from 2 to 4 years. The cost of these restricted stock awards, calculated as the fair market value of the shares on the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period.
Restricted stock activity for the year ended December 31, 2010, for the periods from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and for the year ended December 31, 2008 is as follows:

	Successor Company				Predecessor Company
	December 31, 2010		December 31, 2009		April 23, 2009		December 31, 2008
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding beginning of period	0.8	$1,504	0.9	$1,498	1.8	$1,510	4.8	$1,724
Granted	—	—	—	—	—	—	0.2	126
Converted to common shares	(0.8)	1,504	(0.1)	1,360	(0.9)	1,522	(1.8)	1,330
Cancelled, forfeited or expired	—	—	—	—	—	—	(1.4)	1,534

Outstanding end of period	—	$—	0.8	$1,504	0.9	$1,498	1.8	$1,510

As of December 31, 2010, there was $0 of unearned compensation cost related to restricted stock.
Expense — Equity-Based Compensation
Equity-based compensation expense is included in corporate, general and administrative expenses in the Statement of Operations and is summarized by award type as follows:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2008
Stock option	$3,066	$1,597	$816	$2,663
Restricted stock	406	1,386	610	2,162
RSU	87	327	684	618

	$3,559	$3,310	$2,110	$5,443

Note 12 — Other Expense (Income)
During the year ended December 31, 2010, we recognized an expense of $1,538 representing the fair market value adjustment related to the $10,000 Gores equity commitment. Such commitment constitutes an embedded derivative and was valued in our financial statements beginning in the third quarter in accordance with derivative accounting (see Note 8 — Debt for additional detail). Also during the year ended December 31, 2010, we sold marketable securities for total proceeds of approximately $886 and realized a gain of $98 and recognized a los on disposal of long-lived assets of $258, which were also included as components of other expense (income) in the Consolidated Statement of Operations.

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
Note 13 — Comprehensive (Loss) Income
Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income represents net income or loss adjusted for net unrealized gains or losses on available for sale securities. Comprehensive (loss) income is as follows:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2010
Net (loss) income	$(31,257)	$(63,600)	$(18,961)	$(427,563)
Unrealized (loss) gain on marketable securities, net effect of realized gains and income taxes (1)	(111)	111	219	(5,688)

Comprehensive (loss) income	$(31,368)	$(63,489)	$(18,742)	$(433,251)

(1)
During the year ended December 31, 2010, we sold marketable securities for total proceeds of approximately $886 and realized a gain of $98, which is included as a component of other expense (income) in the Consolidated Statement of Operations. During the year ended December 31, 2008, we sold marketable securities for total proceeds of approximately $12,741 and realized a gain of $12,420 included as a component of other expense (income) in the Consolidated Statement of Operations.

Note 14 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities details are summarized as follows:

	December 31, 2010	December 31, 2009
Payroll and payroll related expense	$7,968	$6,504
Station compensation expense	6,698	4,049
Programming and operating expense	2,403	2,172
Restructuring and special charges	3,250	4,602
Accrued interest and capital leases	1,200	1,219
Deferred rent	1,174	117
Professional fees	1,138	1,430
Derivative liability (See Note 9 - Fair Value Measurements)	1,096	—
Other operating expense	8,892	8,041

	$33,819	$28,134

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 15 — Restructuring Charges
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
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded $518, $3,976, $3,976 and $14,100, of restructuring charges in the year ended December 31, 2010, the period from April 24 to December 31, 2009, the period from January 1, 2009 to April 23, 2009 and the year ended December 31, 2008, respectively. We also recorded $1,162 in expense as changes in estimates as a result of revisions to estimated cash flows from our closed facilities in the year ended December 31, 2010. The Metro Traffic re-engineering initiative has been completed. We do not expect to incur any further material costs in connection with this initiative (other than adjustments for changes, if any, resulting from revisions to estimated facilities sublease cash flows after the cease-use date (i.e., the day we exited the facilities)) and we anticipate that the accrued expense balances will be paid over the next 8 years, ending in 2018.
In the second quarter of 2010, we announced plans to restructure certain areas of the Network Radio and Metro Traffic segments (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that reduced our workforce levels during 2010, and additional actions to reduce our workforce as an extension of the Metro Traffic re-engineering. In connection with the 2010 Program, we recorded $1,219 of costs for the year ended December 31, 2010, respectively. All costs related to the 2010 Program were incurred by the end of 2010.
The restructuring charges identified in the Consolidated Statement of Operations are comprised of the following:

Predecessor
	Balance		Changes in	Utilization		Balance
	January 1, 2009	Additions	Estimates	Cash	Non-Cash	April 23, 2009
Metro-Traffic
Severance	$3,198	$1,658	$—	$(958)	$—	$3,898
Facilities Consolidation	790	2,318	—	(102)		3,006
Contract Terminations	3,796	—	—	(360)	—	3,436

Total	7,784	3,976	—	(1,420)	—	10,340

Successor
	Balance		Changes in	Utilization		Balance
	April 24, 2009	Additions	Estimates	Cash	Non-Cash	December 31, 2009
Metro-Traffic
Severance	$3,898	$1,941	$—	$(4,302)	$—	$1,537
Facilities Consolidation	3,006	1,885	—	(854)	(360)	3,677
Contract Terminations	3,436	150	—	(1,836)	—	1,750

Total	10,340	3,976	—	(6,992)	(360)	6,964

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)

Successor
	Balance		Changes in	Utilization		Balance
	December 31, 2009	Additions	Estimates	Cash	Non-Cash	December 31, 2010
Metro-Traffic
Severance	$1,537	$90	$—	$(1,610)	$—	$17
Facilities Consolidation	3,677	352	1,162	(1,305)	(223)	3,663
Contract Terminations	1,750	97	—	(1,847)	—	—

Total	6,964	539	1,162	(4,762)	(223)	3,680

2010 Program
Severance	—	1,198	—	(1,049)	—	149

Total	—	1,198	—	(1,049)	—	149

Total Restructuring	$6,964	$1,737	$1,162	$(5,811)	$(223)	$3,829

As of December 31, 2010, liabilities related to restructuring charges of $1,393 and $2,436 are included in accrued expense and other liabilities and other liabilities for restructuring charges, respectively.
Note 16 — Special Charges
The special charges identified on the Consolidated Statement of Operations are comprised of the following:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2008
Debt agreement costs	$2,414	$—	$—	$—
Triangle litigation	1,500	—	—	—
Corporate development costs	1,339	—	—	—
Gores and Glendon fees	1,009	—	—	—
Regionalization costs	547	519	120	—
Employment claim settlements	493	—	—	—
Traffic land write-down	321	1,852	—	—
Fees related to the Refinancing	193	1,196	12,699	—
Professional fees related to the offering	—	1,698	—	—
Financing and acquisition costs		289	—	—
Professional and other fees related to the new CBS agreements, Gores investment and debt refinancing	—	—	—	6,624
Closing payment related to CBS agreement	—	—	—	5,000
Re-engineering expenses	—	—	—	1,621

	$7,816	$5,554	$12,819	$13,245

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
During 2010, we incurred costs for the following; debt agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend our Securities Purchase Agreement and Credit Agreement (see Note 8 — Debt); Triangle litigation (see Note 18 — Commitments and Contingencies for additional information) is the estimated cost accrued for settlement of the lawsuit filed by Triangle; corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions and dispositions; Gores and Glendon fees are related to professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management; regionalization costs are expenses we have incurred as a result of reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers, which primarily consisted of facility expenses; employment claim settlements are related to employee terminations that occurred prior to 2008; TrafficLand write-down reflects costs associated with the TrafficLand arrangement; and fees related to the Refinancing include tax consulting costs related to the finalization of the income tax treatment of the Refinancing in 2010 and transaction fees and expenses related to negotiation of definitive documentation, including the fees of various legal and financial advisors involved in the Refinancing and other professional fees in 2009.
During the periods January 1 to April 23, 2009 and April 24 to December 31, 2009, in addition to certain costs noted above, we incurred professional fees related to the offering includes fees for various legal and financial advisors related to Registration Statement on Form S-1 filed by us with the SEC in 2009 that we have no immediate plans to further pursue and financing and acquisition costs are those related to the Culver City properties financing lease and acquisition of Jaytu (d/b/a Sigalert).
During 2008, we incurred costs relating to the negotiation of a new long-term arrangement with CBS Radio, legal and professional expenses attributable to negotiations regarding refinancing our debt, and consulting expenses associated with developing cost savings plans and the Metro Traffic reengineering. As of December 31, 2010, liabilities related to special charges of $1,857, $608 and $510 were included in accrued expense and other liabilities, amounts payable to related parties and other liabilities, respectively.
Note 17 — Income Taxes
The components of the provision for income taxes are as follows:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2008
Current:
Federal	$(1,265)	$(8,828)	$(2,693)	$(1,220)
State	8	(2,529)	(772)	367

	(1,257)	(11,357)	(3,465)	(853)

Deferred:
Federal	(13,127)	(9,567)	(2,919)	(11,790)
State	(1,337)	(4,101)	(1,251)	(2,117)

	(14,464)	(13,668)	(4,170)	(13,907)

Income tax benefit	$(15,721)	$(25,025)	$(7,635)	$(14,760)

For the nine months ended September 30, 2009 and the year ended December 31, 2008, we understated liabilities in error related to uncertain income tax exposures, arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded related to this error was $82 in the 2009 successor period, $68 in the 2009 predecessor period and $1,442 in 2008. Such charges were corrected in the fourth quarter of 2009 as an increase to income tax expense and an adjustment to the opening goodwill in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Successor Company		Predecessor Company
		For the Period	For the Period
	Year Ended	April 24, 2009 to	January 1, 2009	Year Ended
	December 31, 2010	December 31, 2009	to April 23, 2009	December 31, 2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes net of federal benefit	(1.4)	3.9	3.2	0.3
Non-deductible portion of goodwill impairment	—	(14.4)	—	(31.8)
Other	(0.1)	3.7	(9.5)	(0.2)

Effective tax rate	33.5%	28.2%	28.7%	3.3%

The 2009 and 2008 effective income tax rates were impacted by the goodwill impairment charges taken in each period being substantially non-deductible for tax purposes.
Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax liabilities:
Goodwill, intangibles and other	$27,900	$26,198
Deferred cancellation of debt income	26,211	32,726
Property and equipment	8,715	7,038
Investment	—	387
Other	2,766	299

Total deferred tax liabilities	65,592	66,648

Deferred tax assets:
Allowance for doubtful accounts	1,035	1,653
Deferred compensation	668	695
Equity based compensation	5,470	8,260
Accrued expenses and other	13,351	7,237
Federal and state net operating loss	13,962	1,832

Total deferred tax assets	34,486	19,677

Net deferred tax (liabilities)	$(31,106)	$(46,971)

Net deferred tax asset — current	$5,068	$3,961

Net deferred tax (liability) — long-term	$(36,174)	$(50,932)

We determined, based upon the weight of available evidence, that it is more likely than not that our deferred tax asset will be realized. We have experienced a long history of taxable income which allowed us to carryback net operating losses through 2009. Also, we have taxable temporary differences that can be used as a source of income in the future. As such, no valuation allowance was recorded during the year ended December 31, 2010 or 2009. We will continue to assess the need for a valuation allowance at each future reporting period.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
We classify interest expense and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $2,483 and $2,017 at December 31, 2010 and 2009, respectively. For the year-ended December 31, 2010, 2009 and 2008, we recognized $466, ($493) and $405 of interest and penalties, respectively. Unrecognized tax benefit activity is as follows:

Unrecognized
Tax Benefit
Predecessor Company
Balance at January 1, 2008	$6,470
Additions for current period tax positions	439
Additions for prior years tax positions	94
Settlements	(444)
Reductions related to expiration of statue of limitations	(157)

Balance at December 31, 2008	6,402
Additions for current period tax positions	—
Additions for prior years tax positions	—
Settlements	—
Reductions related to expiration of statue of limitations	—

Balance at April 23, 2009	$6,402

Successor Company
Balance at April 24, 2009	$6,402
Additions for current period tax positions	1,751
Additions for prior years tax positions	3,165
Settlements	(2,614)
Reductions related to expiration of statue of limitations	(2,067)

Balance at December 31, 2009	6,637
Additions for current period tax positions	401
Additions for prior years tax positions	69
Settlements	(101)
Reductions related to expiration of statue of limitations	(501)

Balance at December 31, 2010	$6,505

The amount of unrecognized tax benefits that will reverse within the next twelve months is estimated at $2,497. Substantially all of our unrecognized tax benefits, if recognized, would affect the effective tax rate.
We are no longer subject to U.S. federal income examinations for years before 2004. During 2009, we settled our audit with the State of New York related primarily to filing positions through 2006. During 2010, we settled our audit with the State of Texas for the years 2005 through 2007 and our audit with State of Minnesota for the years 2005 through 2008 With few exceptions, we are no longer subject to state and local income tax examinations in other jurisdictions by tax authorities for years before 2004.
During 2009, we reported a federal net operating loss of approximately $36,972, for which we filed a federal carryback claim. Accordingly, we recorded an income tax receivable of $12,355 and subsequently received the federal refund of $12,940. At December 31, 2010, we have available for federal income tax purposes a net-operating loss carry-forward of approximately, $29,481, expiring in 2031 that can be used to offset future taxable income. We also have for state income tax purposes net operating loss carry-forwards of approximately $4,484, expiring at various times between 2013 and 2031 that can be used to offset future taxable income.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 18 — Commitments and Contingencies
We have various non-cancelable, long-term operating leases for office space and equipment. In addition, we are committed under various contractual agreements to pay for broadcast rights and for other services that include talent, research, news and weather services. The approximate aggregate future minimum obligations under such operating leases and contractual agreements for the five years after December 31, 2010 and thereafter, are set forth below:

		Leases		Broadcast	Other
Year	Total	Capital	Operating	Rights	Services
2011	$136,350	$640	$7,699	$115,665	$12,346
2012	111,300	—	7,518	96,597	7,185
2013	93,287	—	7,343	85,500	444
2014	80,131	—	6,598	73,369	164
2015	82,576	—	6,136	76,271	169
Thereafter	213,389	—	19,600	193,789	—

	$717,033	$640	$54,894	$641,191	$20,308

Rent expense charged to operations for the year ended December 31, 2010, the period from April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 and the year ended December 31, 2008 was $9,241, $6,288, $3,271, and $10,686, respectively.
Included in Broadcast Rights in the table above are commitments due to CBS Radio and its affiliates pursuant to the agreements described in Note 3 — Related Party Transactions.
We are subject, from time to time, to various claims, lawsuits, and other complaints arising in the ordinary course of business. We routinely monitor claims such as these, and record provisions for losses to the extent a claim becomes probable and the amount due is estimable. For matters that have reached the threshold of probable and estimable, such as the Triangle litigation, we have established reserves for these contingent liabilities.
Note 19 — Segment Information
We manage and report our business in two operating segments: Network Radio and Metro Traffic. Beginning with the first quarter of 2010, we changed how we evaluate segment performance and now use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with authoritative guidance for segment reporting. We have reflected this change in all periods presented in this report. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Administrative functions such as finance, human resources, legal and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs, capital expenditures and total assets are captured discretely within each segment.
We report certain administrative activities under corporate expenses. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Revenue, OIBDA, depreciation and amortization and capital expenditures are summarized below by segment:

	Successor Company		Predecessor Company
		For the Period April	For the Period
	Year Ended	24 to December 31,	January 1 to	Year Ended
	December 31, 2010	2009	April 23, 2009	December 31, 2008
Revenue
Network Radio	$196,986	$119,852	$63,995	$209,532
Metro Traffic	165,560	109,008	47,479	194,884

	$362,546	$228,860	$111,474	$404,416

OIBDA
Network Radio — OIBDA(1)	$12,147	$9,602	$(573)	$18,048
Metro Traffic — OIBDA (1)	4,205	5,504	(613)	30,697
Corporate expenses	(9,433)	(7,449)	(3,168)	(18,263)
Goodwill and intangible impairment	—	(50,501)	—	(430,126)
Restructuring and special charges	(10,715)	(9,530)	(16,795)	(27,345)

OIBDA	(3,796)	(52,374)	(21,149)	(426,989)
Depreciation and amortization	18,243	21,474	2,584	11,052

Operating loss	(22,039)	(73,848)	(23,733)	(438,041)
Interest expense	23,251	14,781	3,222	16,651
Other (income) expense	1,688	(4)	(359)	(12,369)

Loss before income taxes	(46,978)	(88,625)	(26,596)	(442,323)
Income tax benefit	(15,721)	(25,025)	(7,635)	(14,760)

Net Loss	$(31,257)	$(63,600)	$(18,961)	$(427,563)

Depreciation and amortization:
Network Radio	$5,916	$6,110	$1,096	$3,139
Metro Traffic	12,300	$15,345	$1,480	$6,120
Corporate	27	19	8	1,793

	$18,243	$21,474	$2,584	$11,052

Capital expenditures:
Network Radio	$4,694	$1,675	$506	$5,634
Metro Traffic	4,097	3,509	878	1,538
Corporate	52	—	—	141

	$8,843	$5,184	$1,384	$7,313

(1)	OIBDA includes allocations of certain corporate overhead expenses such as accounting and legal costs, bank charges, insurance, information technology, etc.
Identifiable assets by segment at December 31, 2010 and 2009 are summarized below:

	December 31, 2010	December 31, 2009
Network Radio	$132,227	$131,632
Metro Traffic	142,490	147,387
Corporate	13,557	28,299

	$288,274	$307,318

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 20 — Quarterly Results of Operations (unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2010 and the periods April 24, 2009 to December 31, 2009 and January 1, 2009 to April 23, 2009 are as follows:

Successor Company
	2010
	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	$92,842	$83,444	$87,952	$98,308	$362,546
Operating loss	(6,580)	(2,963)	(3,113)	(9,383)	(22,039)
Net loss	(6,723)	(5,418)	(7,239)	(11,877)	(31,257)
Net loss per common share:
Basic	$(0.33)	$(0.26)	$(0.35)	$(0.56)	$(1.50)
Diluted	$(0.33)	$(0.26)	$(0.35)	$(0.56)	$(1.50)

	For the period	2009	2009	For the period
	April 24, 2009 to	Third	Fourth	April 24, 2009 to
	June 30, 2009	Quarter	Quarter	December 31, 2009

Net revenue	$58,044	$78,474	$92,342	$228,860
Operating loss	$(4,146)	$(60,135)	$(9,567)	$(73,848)
Net loss	$(6,184)	$(53,549)	$(3,867)	$(63,600)
Net loss per share:
Basic
Common Stock	$(18.85)	$(10.03)	$(0.19)	$(11.75)
Class B Stock	$—	$—	$—	$—
Diluted
Common Stock	$(18.85)	$(10.03)	$(0.19)	$(11.75)
Class B Stock	$—	$—	$—	$—

Predecessor Company
	2009	For the period	For the period
	First	April 1, 2009 to	January 1, 2009 to
	Quarter	April 23, 2009	April 23, 2009

Net revenue	$85,867	$25,607	$111,474
Operating loss	$(19,604)	$(4,129)	$(23,733)
Net loss	$(15,186)	$(3,775)	$(18,961)
Net loss per share:
Basic
Common Stock	$(33.95)	$(10.67)	$(43.64)
Class B Stock	$—	$—	$—
Diluted
Common Stock	$(33.95)	$(10.67)	$(43.64)
Class B Stock	$—	$—	$—

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $590, recorded in the three months ended March 31, 2010 and the twelve months ended December 31, 2010, that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. We understated our program and operating liabilities by $428 in the predecessor period ended April 23, 2009 and adjusted our opening balance sheet and goodwill accordingly. We determined that the impact of these adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods. In addition to the foregoing, we understated accrued liabilities at December 31, 2009 by $218 in connection with our payroll, but which was probable and estimable as of December 31, 2009. We determined that the impact of this adjustment recorded in the third quarter of fiscal 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. For the year ended December 31, 2009, we understated our deferred revenue liability in error by $964 in connection with recording certain Metro Traffic Revenue, which was overstated in that period. We reduced revenue by $964 during the first quarter of 2010 to correct the deferred revenue liability balance as of December 31, 2010. We determined that the impact of this adjustment recorded in the fourth quarter of 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
For the nine months ended September 30, 2009, we understated liabilities in error related to uncertain income tax exposures, arising in the respective periods. These additional income tax exposures related primarily to deductions taken in state filings for which it is more likely than not that those deductions would not be sustained on their technical merits. The amounts of additional tax expense that should have been recorded related to this error was $82 in the 2009 successor period and $68 in the 2009 predecessor period. Such charges totaling $3,247 were corrected in the fourth quarter of 2009 as an increase to income tax expense of $82, and an adjustment to the opening goodwill of $3,165 in the Successor Company at April 24, 2009. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
In the 23-day period ended April 23, 2009, we determined that we had incorrectly recorded a credit to interest expense, which should have been recorded in the three month period ended March 31, 2009, for the settlement of an amount owed to a former employee. We determined that this error was not significant to any prior period results and accordingly reduced the 23-day period’s interest expense by $754. Also in the period ended April 23, 2009, we determined that we incorrectly calculated the accretion of our preferred shares to redemption value which should have been recorded in the three-month period ended March 31, 2009. We determined that this error was not significant to any prior results and did not affect our net (loss) income. However, it did reduce the 23-day period’s net loss attributable to common stockholders by $1,262. Also in the 23-day period ended April 23, 2009, we recorded a charge to special charges for insurance expense of $261 (see Note 5 — Goodwill for additional information).
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share amounts)
Note 21 — Subsequent Events
Subsequent to December 31, 2010, Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price, pursuant to the purchase agreement, dated August 17, 2010, between Gores and us. Gores percentage ownership after this purchase is approximately 76.4% (see Note 3 — Related Parties, Note 8 — Debt and Note 10 — Stockholders’ (Deficit) Equity — Common and Preferred Stock).
On April 12, 2011, we entered into an amendment to our debt agreements with our lenders because our projections indicated that we would likely not attain sufficient Adjusted EBITDA (as defined in our lender agreements) to comply with our then existing debt leverage covenants in certain fiscal quarters of 2011. As a result of negotiations with our lenders, we entered into a waiver and fourth amendment to the Securities Purchase Agreement which resulted in our previously existing maximum senior leverage ratios (expressed as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) measured on a trailing, four-quarter basis) of 11.25, 11.0 and 10.0 times for the first three quarters of 2011 being replaced by a covenant waiver for the first quarter of 2011and minimum LTM EBITDA thresholds of $4,000 and $7,000, for the second and third quarters of 2011. Debt leverage covenants for the last quarter of 2011 and the first two quarters in 2012 (the Senior Notes mature on July 15, 2012) remain unchanged. The quarterly debt leverage covenants that appear in the Credit Agreement (governing the Senior Credit Facility) were also amended to reflect a change to minimum LTM EBITDA thresholds and maintain the additional 15% cushion that exists between the debt leverage covenants applicable to the Senior Credit Facility and the corresponding covenants applicable to the Senior Notes. By way of example, the minimum LTM EBITDA thresholds of $4,000 and $7,000 for the second and third quarters of 2011 in the Securities Purchase Agreement (applicable to the Senior Notes) are $3,400 and $5,950, respectively, in the Credit Agreement (governing the Senior Credit Facility). In connection with this amendment, Gores agreed to fully subordinate the Senior Notes it holds (approximately $10,222 which is listed under “due to Gores”) to the Senior Notes held by the non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale), a 5% leverage fee will be imposed effective October 1, 2011 and we agreed to report the status of any M&A discussions/activity on a bi-weekly basis. Notwithstanding the foregoing, if at any time, the Company provides satisfactory documentation to its lenders that its debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of non-Gores Senior Notes (i.e., Senior Notes held by the non-Gores holders) shall have been repaid as of such date, then the 5% leverage fee would be eliminated on a prospective basis. The foregoing levels represent the same covenant levels set forth in the Second Amendment to the Securities Purchase Agreement entered into on March 30, 2010, except that the debt covenant level for June 30, 2011 was 5.50 in the Second Amendment. As part of the waiver and fourth amendment, the Company agreed it would need to comply with a 5.00 covenant level on June 30, 2011, on an LTM basis, for the 5% leverage fee to be eliminated. The 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. The fee shall be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. Interest shall accrue on such fee beginning October 1, 2011 until such amount is paid in full. Accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter (as is the case with PIK interest on the Senior Notes which accretes to the principal amount on a quarterly basis).

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to Costs	Write-offs and	End of
	Period	and Expenses	Other Adjustments	Period
Successor Company
2010	$2,723	$745	$(2,044)	$1,424

4/24/2009 to 12/31/2009	$0	$2,425	$298	$2,723

Predecessor Company
1/1/2009 to 4/23/2009	$3,632	$574	$(6)	$4,200

2008	$3,602	$439	$(409)	$3,632

II - 1