Form 10-Q
period 2011-03-31
WESTWOOD ONE INC /DE/
filed 2011-05-16
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-X during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share outstanding at April 30, 2011 (excluding treasury shares): 22,590,781 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)	(derived from audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,396	$2,938
Accounts receivable, net of allowance for doubtful accounts $1,878 (2011) and $1,424 (2010)	93,198	96,557
Prepaid and other assets	16,830	18,421

Total current assets	116,424	117,916

Property and equipment, net	38,044	37,047
Intangible assets, net	89,759	92,487
Goodwill	38,945	38,945
Other assets	1,936	1,879

TOTAL ASSETS	$285,108	$288,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,824	$45,907
Amounts payable to related parties	982	859
Deferred revenue	7,266	6,736
Accrued expenses and other liabilities	31,298	33,819

Total current liabilities	89,370	87,321

Long-term debt	137,675	136,407
Deferred tax liability	29,820	36,174
Due to Gores	10,350	10,222
Other liabilities	22,563	24,142

TOTAL LIABILITIES	289,778	294,266

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 22,591 (2011) and 21,314 (2010)	226	213
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	99,727	88,652
Accumulated deficit	(104,623)	(94,857)

TOTAL STOCKHOLDERS’ DEFICIT	(4,670)	(5,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$285,108	$288,274

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$90,879	$92,842

Operating costs	94,080	88,448
Depreciation and amortization	4,595	4,496
Corporate, general and administrative expenses	3,036	3,912
Restructuring charges	835	743
Special charges	1,468	1,823

Total expenses	104,014	99,422

Operating loss	(13,135)	(6,580)

Interest expense	5,106	5,376
Other expense (income)	(1,096)	1

Loss before income tax	(17,145)	(11,957)
Income tax benefit	(7,379)	(5,234)

Net loss	$(9,766)	$(6,723)

Loss per share:
Common Stock
Basic	$(0.45)	$(0.33)
Diluted	$(0.45)	$(0.33)

Weighted average shares outstanding:
Common Stock
Basic	21,749	20,544
Diluted	21,749	20,544
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(9,766)	$(6,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,595	4,496
Deferred taxes	(6,777)	(5,107)
Paid-in-kind interest	1,395	1,524
Non-cash equity-based compensation	965	1,059
Change in fair value of derivative liability	(1,096)	—
Amortization of deferred financing costs	6	6
Net change in other assets and liabilities	5,991	9,660

Net cash (used in) provided by operating activities	(4,687)	4,915

Cash Flows from Investing Activities:
Capital expenditures	(1,912)	(2,183)

Net cash used in investing activities	(1,912)	(2,183)

Cash Flows from Financing Activities:
Issuance of common stock	10,000	—
Proceeds from exercise of stock options	330	—
Payments of finance and capital lease obligations	(273)	(262)
Proceeds from Revolving Credit Facility	—	3,000
Repayments of Senior Notes	—	(3,500)

Net cash provided by (used in) financing activities	10,057	(762)

Net increase in cash and cash equivalents	3,458	1,970
Cash and cash equivalents, beginning of period	2,938	4,824

Cash and cash equivalents, end of period	$6,396	$6,794

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2011	21,314	$213	$88,652	$(94,857)	$(5,992)
Net loss	—	—	—	(9,766)	(9,766)
Equity based compensation	—	—	965		965
Issuance of common stock to Gores	1,186	12	9,988	—	10,000
Exercise of stock options, net of tax	91	1	122	—	123

Balance as of March 31, 2011	22,591	$226	$99,727	$(104,623)	$(4,670)

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 1 — Basis of Presentation
In this report, “Westwood One,” “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011. These financial statements do not reflect the events described under Note 15 — Subsequent Events, most notably the sale on April 29, 2011 of our Metro Traffic business (“Metro Sale Transaction”) and the paydown of approximately $104 million of Senior Notes from the proceeds from the sale.
In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented have been recorded.
On April 12, 2011, we entered into an amendment to our debt agreements with our lenders because our projections indicated that we would likely not attain sufficient Adjusted EBITDA (as defined in our lender agreements) to comply with our then existing debt leverage covenant levels in certain fiscal quarters of 2011. As a result of negotiations with our lenders, we entered into a waiver and fourth amendment to the Securities Purchase Agreement which resulted in our then applicable debt leverage covenant being replaced by a covenant waiver for the first quarter of 2011 and minimum last twelve months (“LTM”) EBITDA thresholds for the second and third quarters of 2011. As part of such amendment, the Senior Notes held by Gores ($10,350 on March 31, 2011 and listed under “Due to Gores”) were fully subordinated to the Senior Notes then held by the non-Gores holders. Additionally, a 5% leverage fee was to be imposed effective October 1, 2011 unless: (1) our debt leverage ratio for any LTM period complied with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50 and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders were repaid as of such date.
As described in more detail under Note 15 — Subsequent Events, on April 29, 2011, in connection with the sale of our Metro Traffic business to an affiliate of Clear Channel Communications (“Clear Channel”), we further amended the terms of our Securities Purchase Agreement and the Credit Agreement, principally to provide for the consent of the lenders to the sale of the Metro Traffic business and the release of the liens on the assets sold in the sale to Clear Channel. As part of these amendments, our debt leverage covenant (i.e., the maximum senior debt leverage ratio defined as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) and measured on the last day of each calendar quarter on a trailing, four-quarter basis) was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes from the proceeds from the sale held by non-Gores holders. As a result, the 5% leverage fee previously negotiated as part of the waiver and fourth amendment to the Securities Purchase Agreement will become effective on October 1, 2011 for Senior Notes held by Gores to the extent we are unable to reduce our debt leverage covenant below the levels negotiated in such waiver and fourth amendment (see above). To the extent then applicable, the 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. As a result of the fifth amendment, certain of our non-financial covenants were eliminated or modified. Non-financial covenants that remain in place for purposes of the Senior Notes held by Gores include limitations on non-accretive mergers or acquisitions, limitations on issuing senior debt, limitations on liens, making certain restricted payments and limitations on the sale of assets, except as expressly permitted by the terms of the credit agreements. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of correcting an inadvertent omission from the fifth amendment, specifically the elimination of the minimum LTM EBITDA thresholds previously applicable to 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. For a complete description of covenants that remain, please refer to the terms of our debt agreements, copies of which have been publicly filed with the SEC.
As a result of the debt leverage covenant having been eliminated, we have not presented the non-GAAP financial measure of Adjusted EBITDA in this quarterly report.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
At March 31, 2011, our total liquidity equaled $10,177. As described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below, we estimate that cash flows from operations will be sufficient to fund our cash requirements for at least the next 12 months. Our financial projections indicate that our liquidity will reach its lowest point over the next 12 months in the third quarter of 2011. Our current liquidity forecast assumes the receipt of certain payments and completion of certain operational actions already initiated in light of the Metro Sale Transaction. Notwithstanding our forecast and these actions, if our operating income does not meet our current financial projections, particularly in the second and third quarters of 2011, we may not have sufficient liquidity available to us to invest in our business to the extent we currently anticipate.
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
Earnings Per Share
Basic earnings per share (“EPS”) excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and the conversion of other equity securities (if outstanding during the period) using the “if-converted” method. For the three month period ended March 31, 2011, the effect of approximately 392 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.
Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock units (“RSUs”) and restricted stock (see Note 8 — Equity-Based Compensation) were excluded from the calculations of diluted earnings per share because combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common stock for the periods presented.
Reclassification and Revisions
Certain reclassifications to our previously reported financial information have been made to the financial information that appears in this report to conform to the current period presentation.
For the year ended December 31, 2010, we understated our deferred revenue liability and overstated our revenue due to an error in calculation. This resulted in an understatement of revenue of $168 being recorded in the quarter ended March 31, 2011, that should have been recorded in the period ended December 31, 2010.
For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the twelve months ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $650, recorded in the quarter ended March 31, 2010 and the twelve months ended December 31, 2010,that should have been recorded in the successor period ended December 31, 2009. We overstated accounts receivable at December 31, 2009 by $250 in connection with our failure to record a billing adjustment as a result of a renegotiated customer contract and understated accrued expenses for certain general and administrative costs incurred by $278 at December 31, 2009. We also understated accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. For the year ended December 31, 2009, we understated our deferred revenue liability for audience deficiency units in error by $919 in connection with recording Metro Traffic Revenue, which was overstated in that period. We reduced revenue by $919 during 2010 to correct the deferred revenue liability balance as of December 31, 2010. We have determined that the impact of these adjustments recorded in the first quarter of calendar 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 2 — Related Party Transactions
Gores Radio Holdings
We have a related party relationship with Gores Radio Holdings, LLC (currently our ultimate parent) (together with certain related entities “Gores”). As a result of our refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity (the “Refinancing”), Gores, our ultimate parent company, created a holding company which currently owns approximately 76.2% of our equity, after giving effect to Gores’ purchase of 1,186 shares of common stock for $10,000 on February 28, 2011. Gores also holds $10,350 (including PIK interest) of our Senior Notes. They purchased this debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. As described elsewhere in this report, the Senior Notes held by Gores remain outstanding as such were not part of the debt paid off in connection with the Metro Sale Transaction. Such debt is classified as Due to Gores on our balance sheet.
We recorded interest expense and fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores, as follows:

	Three Months Ended March 31,
	2011	2010
Gores and Glendon fees (1)	$326	$312
Reimbursement of legal fees	—	8
Reimbursement of letter-of-credit fees (2)	63	63
Interest on loan	383	419

	$772	$802

(1)
These fees consist of payments for professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management.

(2)
Reimbursement of a standby letter-of-credit fee incurred and paid by Gores in connection with its guarantee of the $20,000 revolving credit facility with Wells Fargo Capital Finance, LLC (previously Wells Fargo Foothill, LLC, “Wells Fargo”).

POP Radio
We also have a related party relationship, including a sales representation agreement, with our 20% owned investee, POP Radio, L.P. We recorded fees in connection with this relationship as follows:

	Three Months Ended March 31,
	2011	2010
Program commission expense	$442	$361

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A summary of related party expense by expense category is as follows:

	Three Months Ended March 31,
	2011	2010
Operating costs	$442	$361
Special charges	326	320
Interest expense	446	482

	$1,214	$1,163

Note 3 — Property and Equipment
Property and equipment is recorded at cost and is summarized as follows:

	March 31, 2011	December 31, 2010

Land, buildings and improvements	$11,576	$11,572
Recording, broadcasting and studio equipment	25,409	24,862
Furniture, computers, equipment and other	18,124	15,738

	55,109	52,172
Less: Accumulated depreciation and amortization	17,065	15,125

Property and equipment, net	$38,044	$37,047

Depreciation expense was $1,940 and $2,070 for the three month periods ended March 31, 2011 and 2010, respectively.
Note 4 — Intangible Assets
In accordance with the authoritative guidance which is applicable to the Refinancing, we revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationships with radio and television affiliates, and other distribution partners from whom we obtain commercial airtime that we sell to advertisers; internally developed software for systems unique to our business; contracts which provide information and talent for our programming; and real estate leases. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, lease expiration dates, historical data on affiliate relationships and software usage. On an annual basis as of December 31, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. Intangible assets with definite lives are tested for impairment when events and circumstances indicate that the carrying amount may not be recoverable.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Intangible assets by asset type and estimated life as of March 31, 2011 and December 31, 2010 are as follows:

		As of March 31, 2011			As of December 31, 2010
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value	Value	Amortization	Value

Trademarks	Indefinite	$20,800	$—	$20,800	$20,800	$—	$20,800
Affiliate relationships	10 years	72,100	(13,965)	58,135	72,100	(12,163)	59,937
Software and technology	5 years	7,896	(2,868)	5,028	7,896	(2,473)	5,423
Client contracts	5 years	8,930	(3,839)	5,091	8,930	(3,343)	5,587
Leases	7 years	980	(275)	705	980	(240)	740

		$110,706	$(20,947)	$89,759	$110,706	$(18,219)	$92,487

Amortization expense of intangible assets was $2,728 for the three month periods ended March 31, 2011 and 2010.
Note 5 — Goodwill
Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than their carrying value. On an annual basis as of December 31, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our goodwill, which testing could impact the value of our business. In connection with the Metro Sale Transaction, we evaluated the projected results of the remaining entity on a post-transaction basis and determined that no trigger event had occurred.
Gross amounts of goodwill, accumulated impairment losses and carrying amount of goodwill as of March 31, 2011 and December 31, 2010 are as follows:

	Total	Metro Traffic	Network Radio
Goodwill	$89,346	$63,550	$25,796
Accumulated impairment losses	(50,401)	(50,401)	—

Balances at March 31, 2011 and December 31, 2010	$38,945	$13,149	$25,796

Note 6 — Debt
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
On April 23, 2009, we closed the Refinancing and entered into our Securities Purchase Agreement (governing the Senior Notes) and a Credit Agreement (governing the Senior Credit Facility). At the time of the Refinancing, the Senior Credit Facility included a $20,000 unsecured non-amortizing term loan and a $15,000 revolving credit facility that included a $2,000 letter of credit sub-facility, on a senior unsecured basis. As of March 31, 2011, our existing debt was $148,025 and consisted of: $113,025 under the Senior Notes maturing July 15, 2012 (which included $10,350 due to Gores) and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $20,000 revolving credit facility (of which $15,000 was outstanding on March 31, 2011). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by our subsidiaries and Gores. As of March 31, 2011 (as was also the case at the time of the Refinancing), the Senior Notes bore interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of March 31, 2011, the accrued PIK interest was $11,557. As of March 31, 2011, loans under our existing Credit Agreement (which govern the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate).

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Since the time of our Refinancing, we have entered into six amendments to our Securities Purchase Agreement (governing the Senior Notes) and six amendments to our Credit Agreement (governing the Senior Credit Facility). In the case of amendments entered into on October 14, 2009, March 30, 2010, August 17, 2010 and April 12, 2011, respectively, our underperformance against our financial projections caused us to reduce our forecasted results. Of these amendments, with the exception of our revised projections at the time of our October 2009 and April 2011 amendments (where we requested and received a waiver of our covenant to be measured on December 31, 2009 and March 31, 2011, respectively, on a trailing four-quarter basis), our projections indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place. Notwithstanding this, in the amendments entered into on March 30, 2010 and August 17, 2010, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, as part of the August 17, 2010 amendment, our management deemed it prudent to enhance our available liquidity in addition to modifying its debt leverage covenant levels. Under the terms of this amendment, Gores agreed to: (1) purchase $15,000 of common stock, $5,000 of which was purchased on September 7, 2010 and $10,000 of which was purchased on February 28, 2011, and (2) increase its guarantee by $5,000 on our revolving credit facility. As a result of the latter, Wells Fargo agreed to increase the amount of our revolving credit facility from $15,000 to $20,000 which provided us with necessary additional liquidity for working capital purposes.
We were party to one derivative financial instrument from August 17, 2010 to February 28, 2011 related to the Gores’ 2011 investment in our common stock (for $10,000) and based on a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase. It also included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price) and, therefore was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price as described above. In connection with the Gores’ 2011 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011.
The other amendments (those entered into on April 28, 2011, April 29, 2011 and May 10, 2011, respectively), are described in more detail under Note 15 — Subsequent Events. While the amendments to the Securities Purchase Agreement and the Credit Agreement have customarily matched one another substantively, on April 28, 2011, we entered into a fifth amendment to the Credit Agreement with Wells Fargo to amend the terms thereof to (1) change the interest rate margin applicable to base rate loans and LIBOR rate loans provided thereunder to, in each case, 4.00 percentage points and (2) remove the interest rate floors applicable to base rate loans and LIBOR rate loans. There was no similar or corresponding amendment to the Securities Purchase Agreement. Accordingly, the sixth amendment to the Credit Agreement is substantively like the fifth amendment to the Securities Purchase Agreement, both of which were entered into on April 29, 2011. Both of the April 29, 2011 amendments were entered into in connection with the sale of our Metro Traffic business to an affiliate of Clear Channel Communications. As part of these amendments, our debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of correcting an inadvertent omission from the fifth amendment, specifically the elimination of the minimum LTM EBITDA thresholds previously applicable to 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. Certain non-financial covenants remain in place and are applicable to the Senior Notes held by Gores, which remain outstanding under the terms of the Securities Purchase Agreement. A more detailed description of these amendments is set forth in Note 15 — Subsequent Events.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Long-term debt, including current maturities of long-term debt and debt Due to Gores, is as follows:

	March 31, 2011	December 31, 2010
Senior Notes
Senior Secured Notes due July 15, 2012 (1)	$102,675	$101,407
Due to Gores (1)	10,350	10,222
Senior Credit Facility
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	15,000	15,000

	$148,025	$146,629

(1)
The applicable interest rate on such debt for the periods presented above is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. PIK interest is not due until maturity or earlier repayment of the Senior Notes.

(2)
The applicable interest rate on such debt was 7.0% as of September 30, 2010 and December 31, 2009. For the periods presented above, the interest rate was variable and was payable at the greater of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option.

Note 7 — Fair Value Measurements
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
The carrying amount and estimated fair value for our borrowings are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings (short and long term)	$133,025	$135,019	$131,629	$146,796

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
Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3
Liabilities

Derivative liability (1)	$—	$1,096	$—

(1)
Gores $10,000 equity commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment. As of December 31, 2010 the embedded derivative was included in accrued expenses and other liabilities (See Note 6 — Debt). There were no derivatives outstanding as of March 31, 2011.

Note 8 — Equity-Based Compensation
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

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock Options
Options granted under our equity compensation plans vest over periods ranging from 2 to 3 years, generally commencing on the anniversary date of each grant. Options expire within ten years from the date of grant.
Stock option activity for the period from January 1, 2011 to March 31, 2011 is as follows:

		Weighted
		Average Exercise
	Shares	Price Per share

Outstanding January 1, 2010	1,631.3	$26.25
Granted	—	$—
Exercised	(90.8)	$6.00
Cancelled, forfeited or expired	(29.0)	$43.98

Outstanding March 31, 2011	1,511.5	$27.13

Options exercisable March 31, 2011	469.8	$72.68

Aggregate estimated fair value of options vesting during the three months ended March 31, 2011	$2,315

At March 31, 2011, vested and exercisable options had an aggregate intrinsic value of $565 and a weighted average remaining contractual term of 8.76 years. Additionally, at March 31, 2011, an additional 894.7 options were expected to vest with a weighted average exercise price of $6.60, a weighted average remaining term of 8.94 years and an aggregate intrinsic value of $990. The intrinsic value of options vested in the three months ended March 31, 2011 was $51. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.
As of March 31, 2011, there was $4,436 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.92 years.
No options were granted in the three month period ended March 31, 2011, therefore no determination was made for fair value assumptions.
Restricted Stock Units
In 2010, our Compensation Committee determined that the independent non-employee directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards also will vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. RSUs granted in 2010 to employees vest over a period of 3 years. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter. As of March 31, 2011, unearned compensation cost related to RSUs was $741 and is expected to be recognized over a weighted-average period of 2.4 years.
RSU activity for the period from January 1, 2011 to March 31, 2011 is as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Outstanding January 1, 2011	115.1	$9.90
Granted	—	—
Converted to common stock	—	—
Forfeited	—	—

Outstanding March 31, 2011	115.1	$9.90

Compensation expense related to all equity-based awards was $965 and $1,059 for the three month periods ended March 31, 2011 and 2010, respectively and is included in corporate, general and administrative expenses.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 9 — Income Taxes
We use the asset and liability method of financial accounting and reporting for income taxes. Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. In the three-month period ended March 31, 2011, we recorded a net tax benefit of $605, primarily related to the release of certain state and local tax positions and settlements.
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
We determined, based upon the weight of available evidence, that it is more likely than not that most of our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. At March 31, 2011, we have recorded a valuation allowance of $281 on a portion of our deferred tax assets related to our state net operating loss carryforward. No valuation allowance was recorded during the three months ended March 31, 2010 or for the year ended December 31, 2010. We will continue to assess the need for changes to the valuation allowance at each future reporting period.
Note 10 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities are summarized as follows:

	March 31, 2011	December 31, 2010
Payroll and payroll related expense	$8,369	$7,968
Station compensation expense	4,430	6,698
Programming and operating expense	3,248	2,403
Restructuring and special charges	3,646	3,250
Accrued interest and capital leases	954	1,200
Deferred rent	1,174	1,174
Professional fees	1,216	1,138
Derivative liability (See Note 7 — Fair Value Measurements)	—	1,096
Other operating expense	8,261	8,892

	$31,298	$33,819

Note 11 — Restructuring Charges
In the third quarter of 2008, we announced a plan to restructure our Metro Traffic segment (the “Metro Traffic re-engineering”) and to implement other cost reductions. The Metro Traffic re-engineering entailed reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers and produced meaningful reductions in labor expense, aviation expense, station compensation, program commissions and rent. The liabilities associated with the Metro Traffic facilities that were exited by us as part of the Metro Traffic re-engineering were not transferred to the purchaser of Metro Traffic in the Metro Sale Transaction.
The Metro Traffic re-engineering initiative began in the second half of 2008 and continued in 2009. In the first half of 2009, we undertook additional reductions in our workforce and terminated certain contracts. In connection with the Metro Traffic re-engineering and other cost reduction initiatives, we recorded a credit to expense for $23 and expense of $743 for restructuring charges in the three months ended March 31, 2011 and 2010, respectively. The Metro Traffic re-engineering initiative has been completed. We do not expect to incur any further material costs in connection with this initiative (other than adjustments for changes, if any, resulting from revisions to estimated facilities sublease cash flows after the cease-use date (i.e., the day we exited the facilities)) and we anticipate that the accrued expense balances will be paid over the next 8 years, ending in 2018.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In the second quarter of 2010, we announced plans to restructure certain areas of the Network Radio and Metro Traffic segments (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that reduced our workforce levels during 2010, and additional actions to reduce our workforce as an extension of the Metro Traffic re-engineering. All costs related to the 2010 Program were incurred by the end of 2010 and all remaining liabilities are expected to be paid during the first half of 2011.
In the first quarter of 2011, we announced plans to restructure certain areas of the Network Radio and Metro Traffic segments (the “2011 Program”). The 2011 Program included charges related to the consolidation of certain operations that will reduce our workforce levels during 2011. We recorded $858 of severance expense for the 2011 Program in the three months ended March 31, 2011.
The restructuring charges included in the Consolidated Statement of Operations are comprised of the following:

	Balance		Changes in	Utilization		Balance
	January 1, 2011	Additions	Estimates	Cash	Non-Cash	March 31, 2011
Metro-Traffic
Severance	$17	$—	$—	$(17)	$—	$—
Facilities Consolidation	3,663	—	(23)	(333)	—	3,307

Total	3,680	—	(23)	(350)	—	3,307

2010 Program
Severance	149	—	—	(65)	—	84

Total	149	—	—	(65)	—	84

2011 Program
Severance	—	858	—	(452)	—	406

Total	—	858	—	(452)	—	406

Total Restructuring	$3,829	$858	$(23)	$(867)	$—	$3,797

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Note 12 — Special Charges
The special charges line item on the Consolidated Statement of Operations is comprised of the following and is described below:

	Three Months Ended March 31,
	2011	2010
Debt agreement costs	$409	$579
Corporate development costs	458	201
Gores and Glendon fees	326	320
Triangle litigation (see Note 15 — Subsequent Events)	171	—
Regionalization costs	104	126
Employment claim settlements	—	483
Fees related to the Refinancing	—	114

	$1,468	$1,823

The debt agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement (see Note 6 — Debt and Note 15 — Subsequent Events). Gores and Glendon fees are related to professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions, mergers and dispositions. Triangle litigation refers to the legal fees for settlement of the lawsuit filed by Triangle (see Note 15 — Subsequent Events). Regionalization costs are expenses we have incurred as a result of reducing the number of our Metro Traffic operational hubs from 60 to 13 regional centers, which primarily consisted of facility expenses. Employment claim settlements were related to employee terminations that occurred prior to 2008. Fees related to the Refinancing for the first three months of 2010 were tax consulting costs related to the finalization of the income tax treatment of the Refinancing. As of March 31, 2011, liabilities related to special charges of $2,022, $746 and $500 were included in accrued expense and other liabilities, amounts payable to related parties and other liabilities, respectively.
Note 13 — Comprehensive Loss
Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net loss represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive loss is as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,766)	$(6,723)
Unrealized gain on marketable securities, net effect of income taxes	—	86

Comprehensive loss	$(9,766)	$(6,637)

Note 14 — Segment Information
We manage and report our business in two operating segments: Network Radio and Metro Traffic. We evaluate segment performance and use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Administrative functions such as finance, human resources, legal and information systems are centralized. However, where applicable, portions of the administrative function costs are allocated between the operating segments. The operating segments do not share programming or report distribution. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued at fair market value. Operating costs, capital expenditures and total assets are captured discretely within each segment.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
We report certain administrative activities under corporate. We are domiciled in the United States with limited international operations comprising less than one percent of our revenue. No one customer represented more than 10% of our consolidated revenue.
Revenue, OIBDA, depreciation and amortization and capital expenditures are summarized below by segment:

	Three Months Ended March 31,
	2011	2010
Revenue
Network Radio	$51,735	$55,575
Metro Traffic	39,144	37,267

	$90,879	$92,842

OIBDA
Network Radio — OIBDA See Notes (1)(2)	$(2,208)	$4,976
Metro Traffic — OIBDA See Note (1)	(1,994)	(1,566)
Corporate expenses	(2,035)	(2,928)
Restructuring and special charges	(2,303)	(2,566)

OIBDA	(8,540)	(2,084)
Depreciation and amortization	4,595	4,496

Operating loss	(13,135)	(6,580)
Interest expense	5,106	5,376
Other (income) expense	(1,096)	1

Loss before income taxes	(17,145)	(11,957)
Income tax benefit	(7,379)	(5,234)

Net Loss	$(9,766)	$(6,723)

Depreciation and amortization:
Network Radio	$1,693	$1,389
Metro Traffic	2,895	$3,100
Corporate	7	7

	$4,595	$4,496

Capital expenditures:
Network Radio	$783	$583
Metro Traffic	1,129	1,592
Corporate	—	8

	$1,912	$2,183

(1)	Segment operating (loss) income includes allocations of certain corporate overhead expenses such as accounting and legal costs, bank charges, insurance, information technology etc.

(2)
For the three months ending March 31, 2011, OIBDA includes incremental broadcast rights expense of $3,719 related to a new sports content agreement. Of the $3,719 of incremental broadcast rights expense, $682 was paid in the period and $3,037 was non-cash.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Identifiable assets by segment at March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011	December 31, 2010
Network Radio	$123,651	$132,227
Metro Traffic	140,290	142,490
Corporate	21,167	13,557

	$285,108	$288,274

Note 15 — Subsequent Events
Debt Agreement Amendments
On April 28, 2011, we entered into an agreement with Wells Fargo to amend the terms of the Credit Agreement (governing the Senior Credit Facility) to (1) change the interest rate margin applicable to base rate loans and LIBOR rate loans provided thereunder to, in each case, 4.00 percentage points and (2) remove the interest rate floors applicable to base rate loans and LIBOR rate loans.
On April 29, 2011, we entered into a Stock Purchase Agreement with Clear Channel Acquisition LLC (“Clear Channel”) an affiliate of Clear Channel Communications, pursuant to which we sold all of the outstanding capital stock of our subsidiaries that collectively comprised our Metro Traffic business (“Metro Sale Transaction”). Pursuant to the Stock Purchase Agreement, Clear Channel purchased the Metro Traffic business for $24,250 in cash, $5,000 of which was paid into an escrow account to satisfy certain liabilities. After the consummation of the Metro Sale Transaction, Metro paid to us and our affiliates, and satisfied in full, certain outstanding, pre-closing, inter-company obligations in the amount of $95,000. Generally, for a period of up to six months, the parties will provide to one another certain transition assistance, including with respect to personnel and office facilities. The Metro Traffic business represented approximately 46% of our revenue for the year ended December 31, 2010.
In connection with the Metro Sale Transaction, we entered into separate agreements with our lenders to amend the terms of the Securities Purchase Agreement and the Credit Agreement, in each case, to (1) provide for the consent of the lenders to the Metro Sale Transaction and the release of the liens on the assets sold pursuant to the Stock Purchase Agreement for the Metro Sale Transaction and (2) make other amendments to the Securities Purchase Agreement in order to permit the Metro Sale Transaction thereunder. As part of these amendments, we paid off all of the Senior Notes held by non-Gores holders (i.e., only the Senior Notes that are Due to Gores remain outstanding as of the date of this report). Accordingly, the 5% leverage fee previously negotiated as part of the waiver and fourth amendment to the Securities Purchase Agreement will become effective on October 1, 2011 only for those Senior Notes held by Gores to the extent we are unable to reduce our debt leverage covenant below the levels negotiated in such waiver and fourth amendment. As part of the amendments, our debt leverage covenant was eliminated and we obtained increased flexibility to make new investments, enter into mergers and dispose of assets and incur additional subordinated debt. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of correcting an inadvertent omission from the fifth amendment, specifically the elimination of the minimum LTM EBITDA thresholds previously applicable to 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. As described in more detail in Note 1 — Basis of Presentation above, certain non-financial covenants remain in place and are applicable to the Senior Notes held by Gores, which remain outstanding under the terms of the Securities Purchase Agreement.
As part of the second amendment to the Securities Purchase Agreement, we agreed to pay, on the maturity date (or any earlier date on which the Senior Notes become due and payable), to each holder of the Senior Notes a fee equal to 2% of the outstanding principal amount of the Senior Notes held by each noteholder as of such date (all such fees collectively, the “Senior Leverage Amendment Fee”). As a result of the fifth amendment to the Securities Purchase Agreement entered into on April 29, 2011, the terms of payment were amended such that the Senior Leverage Amendment Fee will now be due and payable on the earliest to occur of: (1) July 15, 2012, (2) the date on which the Senior Notes held by Gores are paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes is released. We may prepay the Senior Leverage Amendment Fee in full at any time prior to such date by paying to each holder of the Senior Notes an amount equal to the Senior Leverage Amendment Fee discounted from July 15, 2012 to the date of such prepayment at a 15% per annum discount rate.

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Settlement of Triangle Lawsuit
Additionally, on April 29, 2011, in connection with the Metro Sale Transaction, we entered into a settlement agreement with Triangle Software, LLC (d/b/a Beat the Traffic) (“Triangle”) pursuant to which all claims relating to any patents owned by Triangle as such relate to the Sigalert business are settled. As part of the settlement agreement, each of we and Triangle released the other from all claims related to the lawsuit and agreed that the parties will file the documentation necessary to discontinue the lawsuit filed by Triangle. The Sigalert business was part of the Metro Sale Transaction described above and in connection therewith, the settlement agreement was assigned by us to Clear Channel effective as of the closing of the Metro Sale Transaction on April 29, 2011. The claims of Triangle and our counterclaims have since been dismissed with prejudice by the court in which such lawsuit was filed at the request of both Triangle and us in connection with the terms of the settlement agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except share and per share amounts)
EXECUTIVE OVERVIEW
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
As described in more detail under Note 15 — Subsequent Events, on April 29, 2011, we sold our Metro Traffic business to Clear Channel Acquisition LLC, an affiliate of Clear Channel Communications (“Metro Sale Transaction”). The results of the Metro Traffic Business are included in the following discussion for the all periods on and prior to March 31, 2011 and will be presented as a discontinued operation in future filings in accordance with GAAP.
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

Results of Operations
We are organized into two business segments: Network Radio and Metro Traffic. We evaluate segment performance using segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.
In Network Radio, our business strategy is focused on delivering the best sports, talk, music and entertainment programming, as well as key services, to affiliate and advertising customers. The goal of this strategy is to generate revenue by providing our customers with content and solutions that help them reach and attract their desired customers in the marketplace. To that end, we recently renewed or launched key programs and partnerships, including our multi-year partnership with the National Football League (NFL) to continue as its Network Radio Primetime partner, including the NFL playoffs and Super Bowl and our long-standing partnership with the NCAA to be the exclusive Network Radio provider for the NCAA Men’s Basketball Championship Tournament. We launched two new Talk radio programs: Robert Wuhl (sports) and Douglas Urbanski (traditional), a new Sports prep service and VH1 Classic Rock Nights in partnership with MTV.
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
Prior to the Metro Traffic Sale, the Metro Traffic business provided our local radio and television station affiliates with a cost-effective alternative to gathering and delivering their own traffic and local information reports in their marketplaces. We produce and distribute traffic and other local information reports, such as news, sports and weather, to approximately 2,250 radio stations and 182 television stations. Our Metro Traffic business generates revenue from the sale of commercial advertising inventory to advertisers with 10 and 15 second radio spots embedded within our information reports, and 30 second spots in television. Through the sale of this inventory, we offer advertisers a more efficient, broad-reaching alternative to purchasing advertising directly from individual radio and television stations. In late 2010 and early 2011, we added stations from Hearst Broadcasting, ESPN Radio, Salem, Carter Broadcasting, Next Media, Emmis, Univision, Citadel, and Cox which collectively represent significant inventory and audience in key markets.

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
Revenue
Revenue presented by operating segment for the three month periods ending March 31, 2011 and 2010 is as follows:

	Revenue
			Favorable (Unfavorable)
	2011	2010	$ Amount	%

Network Radio	$51,735	$55,575	$(3,840)	(6.9%)
Metro Traffic	39,144	37,267	1,877	5.0%

Total (1)	$90,879	$92,842	$(1,963)	(2.1%)

(1)
As described above, we currently aggregate revenue based on the operating segment. A number of advertisers purchase both local/regional and national commercial airtime in both segments. Our objective is to optimize total revenue from those advertisers.

For the three months ending March 31, 2011, revenue decreased $1,963, or 2.1%, to $90,879 compared with $92,842 for the three months ending March 31, 2010. The decrease is the result of decreased revenue in the Network Radio segment, partially offset by an increase in Metro Traffic revenue.
For the three months ending March 31, 2011, Network Radio revenue was $51,735 compared to $55,575 for the comparable period in 2010, a decrease of 6.9%, or $3,840. The decrease resulted from decreased advertising revenue from our sports programs of $2,875 (primarily the absence of the Winter Olympics in 2011) and our news programming of $1,137, partially offset by increased advertising revenue from our music and entertainment programming of $700.
Metro Traffic revenue for the three months ending March 31, 2011 increased $1,877, or 5.0%, to $39,144 from $37,267 for the same period in 2010. Metro Traffic revenue increased primarily as a result of an increase in Metro Traffic radio advertising revenue of $3,471, or 12.5%, mainly due to increases in financial services of $3,027 and travel and entertainment of $1,341, partially offset by a decrease in governmental sector of $802. These increases were partially offset by a decrease in Metro Television revenue of $1,594, primarily due to lower ratings.
Operating Costs
Operating costs for the three months ending March 31, 2011 and 2010 are as follows:

	Operating Costs
			Favorable / (Unfavorable)
	2011	2010	$ Amount	%

Programming and operating	$36,559	$34,963	$(1,596)	(4.6)%
Station compensation	25,832	22,533	(3,299)	(14.6)%
Payroll and payroll related	21,166	20,871	(295)	(1.4)%
Other operating expenses	10,523	10,081	(442)	(4.4)%

	$94,080	$88,448	$(5,632)	(6.4)%

Operating costs increased $5,632, or 6.4%, to $94,080 in the first quarter of 2011 from $88,448 in the first quarter of 2010. The increase in operating costs is a result of increased station compensation of $3,299, higher broadcast rights costs of $2,182, including $3,037 of incremental non-cash expense related to a new sports content agreement (included in programming and operating) and higher other operating costs for computer services of $499, insurance and related of $378, bad debt expense of $274 and promotion and travel of $187. The expense related to the incremental non-cash broadcast rights for the new agreement is expected to be $2,372 for the twelve months ended December 31, 2011. Excluding the non-cash broadcast rights expense of $3,037, program and operating expense would have decreased by $1,441, or 4.1%, in 2011 when compared to 2010. This was partially offset by the decrease in facilities expenses of $770 (included in other operating expense), primarily resulting from our re-engineering and cost reduction programs and lower distribution costs of $566 (included in programming and operating).

Depreciation and Amortization
Depreciation and amortization increased $99, or 2.2%, to $4,595 in the first quarter of 2011 from $4,496 in the first quarter of 2010. The increase is primarily attributable to the absence in 2011 of $229 for negative amortization from liabilities established for contracts that were recorded as a result of the Refinancing (and fully amortized by the end of 2010) and our application of “push down” acquisition accounting, partially offset by decreased depreciation of $130.
Corporate General and Administrative Expenses
Corporate, general and administrative expenses decreased $876, or 22.4%, to $3,036 for the three months ending March 31, 2011 compared to $3,912 for the three months ending March 31, 2010. The decrease is principally due to the decreases in accounting and audit fees of $669, group health insurance costs of $356, equity-based compensation expense of $94 and payroll and related costs of $82, partially offset by an increase in legal fees of $213.
Restructuring Charges
During the three months ending March 31, 2011 and 2010, we recorded $835 and $743, respectively, for restructuring charges. For the 2011 period, restructuring charges included costs for the 2011 Program of $858 for severance costs, partially offset by a reduction in expense for the Metro Traffic Program facilities consolidation as a result of revisions to estimated cash flows from our closed facilities (including estimates for subleases) of $(23). For the 2010 period, the Metro Traffic Program incurred costs for the revisions to estimated cash flows from the facilities consolidation of $601 and severance costs of $142.
Special Charges
We incurred special charges aggregating $1,468 and $1,823 in the first quarter of 2011 and 2010, respectively. Special charges in the first quarter of 2011 decreased $355 compared to the first quarter of 2010 as a result of the absence in 2011 of employment settlement claims of $483 and fees related to the Refinancing of $114, lower charges for debt amendment costs of $170 and regionalization costs of $22. These decreases were partially offset by increased costs for corporate development of $257, the 2011 charges for the Triangle litigation of $171 and Gores fees of $6.
Operating Loss
The operating loss for the three months ended March 31, 2011 increased to $13,135 from $6,580 for the same period in 2010. This increase in the loss is primarily attributable to increased operating costs of $5,632 and decreased revenue of $1,963, partially offset by lower corporate expense of $876.
OIBDA
We use segment revenue and segment operating (loss) income before depreciation and amortization (“OIBDA”) as the primary measure of profit and loss for our operating segments. We believe the presentation of OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.

OIBDA for the three months ending March 31, 2011 and 2010 is as follows:

	OIBDA
			Favorable (Unfavorable)
	2011	2010	$ Amount	%
Network Radio	$(2,208)	$4,976	$(7,184)	(144.4)%
Metro Traffic	(1,994)	(1,566)	(428)	(27.3)%
Corporate expenses	(2,035)	(2,928)	893	30.5%
Restructuring and special charges	(2,303)	(2,566)	263	10.2%

Segment OIBDA	(8,540)	(2,084)	(6,456)	(309.8)%
Depreciation and amortization	4,595	4,496	(99)	(2.2)%

Operating loss	$(13,135)	$(6,580)	$(6,555)	(99.6)%

OIBDA (loss) for the three months ending March 31, 2011 increased $6,456 to a loss of $8,540 from a loss of $2,084 for the same period in 2010. This decrease is primarily attributable to the lower Network Radio OIBDA of $7,184, higher Metro Traffic OIBDA loss of $428, partially offset lower corporate expenses of $893 and restructuring and special charges of $263.
Network Radio
OIBDA in our Network Radio segment decreased by $7,184 to a loss $2,208 in 2011 compared to income of $4,976 in 2010. The decrease in OIBDA was primarily due to decreases in revenue of $3,840, as described above, and increases in costs for programming and operating of $1,665 (primarily broadcast rights of $2,182, including $3,037 of incremental non-cash expense related to a new sports content agreement, partially offset by lower distribution costs of $408) and station compensation expenses of $1,546. Excluding the incremental non-cash broadcast rights expense of $3,037, OIBDA would have decreased by $4,147 in 2011 when compared to 2010. The expense related to the non-cash broadcast rights for the new agreement is expected to be $2,372 for the twelve months ended December 31, 2011.
Metro Traffic
OIBDA loss in our Metro Traffic segment increased by $428 to a loss of $1,994 in 2011 compared to a loss of $1,566 in 2010. The decrease in OIBDA was due to increased operating costs of $2,305, primarily from station compensation expense of $1,753, payroll related costs of $354 and other operating costs of $266. These increases in operating costs were partially offset by an increase in revenue of $1,877, as described above and a decrease in programming and operating costs of $68.
Interest Expense
Interest expense decreased $270, or 5.0%, to $5,106 in the first quarter of 2011 from $5,376 in the first quarter of 2010, reflecting lower interest from Senior Notes of $386, reflecting lower average levels of Senior Notes outstanding (resulting from the 2010 repayments of debt of $16,032, partially offset by increases from accrued paid-in-kind (“PIK”) interest of $5,734). These decreases were partially offset by increased interest expense related to our Senior Credit Facility of $127.
Other Expense
Other income in the first quarter of 2011 was $1,096 which represents the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment (see Note 6 — Debt for additional detail).
Provision for Income Taxes
Income tax benefit in the first quarter of 2011 was $7,379 compared with a tax benefit of $5,234 in the first quarter of 2010. Our effective tax rate for the quarter ended March 31, 2011 was approximately 43.0% as compared to 43.8% for the same period in 2010. The higher income tax benefit in 2011 is primarily the result of a higher pre-tax loss and the net tax benefit of $605 related primarily to the release of certain state and local tax positions and settlements, partially offset by the 2011 valuation allowance of $281.

Net Loss
Our net loss for the first quarter of 2011 increased $3,043 to $9,766 from a net loss of $6,723 in the first quarter of 2010, which is primarily attributable to lower OIBDA from our Network Radio and Metro Traffic segments, partially offset by other income of $1,096 in 2011 and a higher income tax benefit of $2,145. Net loss per share for basic and diluted shares was $(0.45) in the first quarter of 2011, compared with net loss per share for basic and diluted of $(0.33) in the first quarter of 2010. Weighted average shares outstanding increased in the first quarter of 2011 compared to the first quarter of 2010 primarily from the issuance to Gores of 769,231 common shares in September 2010 and 1,186,240 common shares in February 2011.
Liquidity, Cash Flow and Debt
Cash flows for the three months ended March 31, 2011 and 2010 are as follows:

	Cash Flow
	Three Months Ended March 31,
	2011	2010	Change
Net cash (used in) provided by operating activities	$(4,687)	$4,915	$(9,602)
Net cash used in investing activities	(1,912)	(2,183)	271
Net cash provided by (used in) financing activities	10,057	(762)	10,819

Net increase in cash and cash equivalents	3,458	1,970	$1,488

Cash and cash equivalents, beginning of period	2,938	4,824

Cash and cash equivalents, end of period	$6,396	$6,794

Net cash (used in) provided by operating activities was (4,687) for the three months ended March 31, 2011 and $4,915 for the three months ended March 31, 2010, an decrease of $9,602 in net cash provided by operating activities. The decrease was principally attributable to lower net changes in other assets and liabilities of $3,669 (primarily from decreases in liabilities of $5,251), higher net loss of $3,043 and lower other non-cash items of $2,890.
While our business at times does not require significant cash outlays for capital expenditures, capital expenditures for the three months ended March 31, 2011 decreased to $1,912, compared to $2,183 for the first three months of 2010. The first quarter 2011 expenditures were primarily related to an investment in internal use software we installed.
Cash provided by (used in) financing activities was $10,057 for the three months ended March 31, 2011 compared to $(762) in the three months ended March 31, 2010. On February 28, 2011, as part of the Securities Purchase Agreement amendment entered into on August 17, 2010, Gores’ purchased 1,186,240 shares of common stock for $10,000. In the first quarter of 2011, we received $330 from employee option exercises to purchase 55,041 shares of our common stock and we made payments on capital and finance lease obligations of $273. In the first quarter of 2010, we borrowed $3,000 under our Senior Credit Facility and we repaid $3,500 of our Senior Notes and $262 on our capital and finance lease obligations.
Liquidity and Capital Resources
We continually project anticipated cash requirements, which may include requirements for potential merger and acquisition (“M&A”) activity, capital expenditures, principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity to Gores and the issuance of long-term debt.

At March 31, 2011, our principal sources of liquidity were our cash and cash equivalents of $6,396 and borrowing availability of $3,781 under our revolving credit facility, which equaled $10,177 in total liquidity. As described in more detail below, as a result of the amendments to our debt agreements entered into in April and May 2011 (one of which provided for a waiver of our debt leverage covenant to be measured on March 31, 2011), the Metro Sale Transaction that closed on April 29, 2011 and based on our 2011 financial projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest payments on our outstanding indebtedness and projected working capital needs for at least the next 12 months. We note that over the next 12 months, our financial projections indicate that our liquidity will reach its lowest point in the third quarter of 2011. Our current liquidity forecast assumes the receipt of certain payments and completion of certain operational actions already initiated in light of the Metro Sale Transaction. Notwithstanding our forecast and these actions, if our operating income does not meet our current financial projections, particularly in the second and third quarters of 2011, we may not have sufficient liquidity available to us to invest in our business to the extent we currently anticipate.
Our Senior Credit Facility and Senior Notes mature on July 15, 2012. As described elsewhere in this report, in connection with the Metro Sale Transaction that closed on April 29, 2011, we paid off all of the Senior Notes held by non-Gores holders in an amount equal to $103,873 (including PIK of $10,895 and accrued interest of $799), which means our existing debt on April 30, 2011 totaled $45,393 (not including $1,219 of letters of credit issued under the Senior Credit Facility). If we are unable to meet our debt service and repayment obligations under the Senior Notes and/or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity. If financing is limited or unavailable to us upon the maturity of the Senior Credit Facility and Senior Notes, we may not have the financial means be able to repay the debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations.
Existing Indebtedness
As of March 31, 2011 (prior to the closing of the Metro Sale Transaction), our existing debt totaled $148,025 and consisted of $113,025 under the Senior Notes maturing July 15, 2012 (which included $10,350 due to Gores) and the $35,000 under the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $15,000 outstanding under our revolving credit facility (not including $1,219 of letters of credit issued under the Senior Credit Facility). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by our subsidiaries and Gores. The Senior Notes currently bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of March 31, 2011, the accrued PIK interest was $11,557. As a result of the waiver and fourth amendments to the debt agreements we entered into on April 12, 2011, a 5% leverage fee will be imposed effective October 1, 2011, subject to the potential elimination of such as described below. The 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. The fee shall be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. Accrued and unpaid leverage fee amounts shall be added to the principal amount of the Senior Notes at the end of each calendar quarter (as is the case with PIK interest on the Senior Notes which accretes to the principal amount). The Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by our subsidiaries and are secured by a first priority lien on substantially all of our assets. Effective as of the date of the waiver and fourth amendment to the debt agreements (April 12, 2011), the Senior Notes held by Gores were fully subordinated to the Senior Notes held by non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale (as occurred on April 29, 2011 as described below). Notwithstanding the foregoing related to the 5% leverage fee, if at any time, we provide satisfactory documentation to its lenders that its debt leverage ratio for any LTM period complies with the following debt covenant levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and provided more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders shall have been repaid as of such date (which condition was satisfied in connection with the Metro Sale Transaction that closed on April 29, 2011), then the 5% leverage fee would be eliminated on a prospective basis. As described elsewhere in this report, we no longer have a debt leverage covenant (i.e., the maximum senior debt leverage ratio defined as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) and measured on the last day of each calendar quarter on a trailing, four-quarter basis) with which we must comply as a result of the amendments entered into in April 2011. However, for purposes of determining whether the 5% leverage fee becomes effective on October 1, 2011 on the Senior Notes then outstanding, the debt covenant levels listed above remain relevant and are based on the levels set forth in the second amendments to our credit agreements.

As described in more detail under Note 15 — Subsequent Events, on April 29, 2011, in connection with the sale of our Metro Traffic business to an affiliate of Clear Channel Communications (referred to in this report as the Metro Sale Transaction), we further amended the terms of our Securities Purchase Agreement and the Credit Agreement, principally to provide for the consent of the lenders to the Metro Sale Transaction and the release of the liens on the assets sold in the sale. As part of these amendments, our debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders in an amount of $103,873 (including PIK of $10,895 and accrued interest of $799). As a result, the 5% leverage fee previously negotiated as part of the waiver and fourth amendment to the Securities Purchase Agreement will become effective on October 1, 2011 for Senior Notes held by Gores to the extent we are unable to reduce our debt leverage covenant below the levels negotiated in such waiver and fourth amendment (see above). To the extent then applicable, the 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. As a result of the fifth amendment, certain of our non-financial covenants were eliminated or modified. Non-financial covenants that remain in place for purposes of the Senior Notes held by Gores include limitations on non-accretive mergers or acquisitions, limitations on issuing senior debt, limitations on liens, making certain restricted payments and limitations on the sale of assets, except as expressly permitted by the terms of the credit agreements. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of correcting an inadvertent omission from the fifth amendment, specifically the elimination of the minimum LTM EBITDA thresholds previously applicable to 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. For a complete description of covenants that remain, please refer to the terms of our debt agreements, copies of which have been publicly filed with the SEC.
As of March 31, 2011, loans under our existing Credit Agreement (which governs the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.5% per annum (with a LIBOR floor of 2.5%) or a base rate plus 4.5% per annum (with a base rate floor of the greater of 3.75% and the one-month LIBOR rate). Effective as of April 28, 2011, when the fifth amendment to the Credit Agreement was entered into, loans under our existing Credit Agreement (which governs the Senior Credit Facility) bear interest at our option at either LIBOR plus 4.0% per annum or a base rate plus 4.0% per annum.
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
An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q. The risks described below could have a material adverse effect on our business, financial condition and results of operations.

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
Our annual operating loss for the year ended December 31, 2010 decreased $75,542 to $22,039 from the comparable period in 2009. The decrease was $25,041 absent 2009 goodwill and intangible asset impairment charges of $50,501. While such is an improvement, it remains a significant drop from our operating income of $63,307 in 2007. We cannot provide any assurance as to whether we will be able to continue to increase our operating performance, which has in the past been negatively affected by lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry and locally at our affiliated stations, and more recently by higher programming fees and station compensation costs. To the extent such trends continue, the extent of the impact of such factors could be heightened as a result of the recent Metro Sale Transaction. In 2008 and 2009, our operating income was also affected by the weakness in the United States economy and advertising market. In 2010, the overall economic recovery, especially in the advertising marketplace, was slower than we projected and that radio industry analysts had forecast. During the economic downturn, advertisers and the agencies that represent them increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory re-negotiated booked orders and released advertising funds as late as possible in the cycle. Although there has been an improvement in the economy, advertisers’ demands and advertising budgets have not improved to pre-recession levels. If a double-dip recession were to occur or if the economic climate does not improve sufficiently for us to generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.
If our operating results do not achieve our financial projections, we may require additional funding, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.
We are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and we are facing increased cost pressures as described above. As further described in Note 6 — Debt above, in March 2011 our financial projections indicated that we would likely not attain sufficient OIBDA to comply with our then existing debt leverage covenants in certain fiscal quarters of 2011 which resulted in the waiver and fourth amendment to the Securities Purchase Agreement which significantly eased our debt leverage covenant levels (and included a waiver of such covenant in the first quarter of 2011). In connection with the Metro Sale Transaction, we paid down approximately $104,000 of its Senior Notes, however we still have approximately $10,400 of Senior Notes outstanding to Gores (Due to Gores) and $36,200 outstanding under the Senior Credit Facility which debt matures on July 15, 2012. Additionally, approximately $2,300 is due in connection with the 2% Senior Leverage Amendment Fee on the maturity date unless earlier repaid (which early repayment would be discounted from July 15, 2012 to the date of such prepayment at a 15% per annum discount rate) and the 5% leverage fee may begin accruing on the Senior Notes held by Gores as described above in Note 15 — Subsequent Events. If our operating results fall short of our financial projections, we may need additional funds. If financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.
We have a significant amount of indebtedness and limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.
As of March 31, 2011, we had $113,025 in aggregate principal amount of Senior Notes outstanding (of which approximately $11,557 was PIK), which bore interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $20,000 revolving credit facility under which $15,000 was drawn (not including $1,219 in letters of credit used as security on various leased properties and issued under the Senior Credit Facility). As described above, as a result of the Metro Sale Transaction, we now have approximately $10,300 of Senior Notes outstanding to Gores (Due to Gores) and $36,200 outstanding under the Senior Credit Facility which debt matures on July 15, 2012 (and accordingly will become short-term, not long-term, debt in the third quarter of 2011). As a result of the fifth amendment to the Credit Agreement, loans under our Senior Credit Facility now bear interest at LIBOR plus 4.0% or a base rate plus 4.0%. In connection with this amendment, the LIBOR floor and the base rate floor were eliminated from such interest calculations. As described above in Note 6 — Debt and Note 15 — Subsequent Events, we recently amended our debt agreements and as a result thereof, our debt leverage covenant was eliminated. However, our obligation to pay the 5% debt leverage fee remains due on the Senior Notes held by Gores to the extent that our debt leverage ratio for any LTM period fails to comply with any of the following debt covenant levels for any of the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50 as does our obligation to pay the 2% Senior Leverage Amendment Fee (approximately $2,300 assuming no early repayment and no 15% discount) as described above. The 5% debt leverage fee is equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis until the fee amount is paid in full. Our ability to service our debt for the next twelve months will depend on our financial performance in an uncertain and unpredictable economic environment as well as on competitive pressures. Further, our Senior Notes and Senior Credit Facility continue to include non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimum baskets unless such is subordinated on terms acceptable to our lenders. If our operating results decline and we do not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors (i.e., Gores in the case of the Senior Notes and Wells Fargo in the case of the Senior Credit Facility) at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.
Our Senior Credit Facility and Senior Notes mature on July 15, 2012; if we are unable to refinance or otherwise repay such indebtedness there would be a material and adverse effect on our business continuity and our financial condition.
As the maturity date for Senior Notes and our Senior Credit Facility approaches, we are evaluating, and will continue to evaluate, our options to refinance or repay such indebtedness. Options we may consider include potential mergers and acquisitions activity and/or refinancing alternatives in the debt and capital markets, either of which could include a partial or complete paydown of our remaining debt. In addition to assessing the potential opportunities noted above, we will discuss refinancing options with our lenders.
If we do not have the capital necessary to repay our senior indebtedness when it matures on July 15, 2012, it will be necessary for us to take significant actions, such as revising or delaying our strategic plans, reducing or delaying planned capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these remedial steps on a satisfactory basis, or at all. If we are unable to refinance or otherwise repay our senior debt upon the maturity, we would be in default, which would result in material adverse consequences for us.
The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.
Interest payments on our debt, which did not include PIK, totaled $11,468 in 2010. As a result of the Metro Sale Transaction and the amendments to our credit agreements taken in connection therewith, our remaining indebtedness was $45,393 as of April 30, 2011 (not including the $1,219 letters of credit issued under the Senior Credit Facility), which does not include the 5% debt leverage fee that may become payable beginning October 1, 2011, or the 2% Senior Leverage Amendment Fee. While our indebtedness has been significantly reduced, as a result of the Metro Sale Transaction, our debt is now supported solely by our Network business. If the economy does not improve more significantly and advertisers continue to maintain reduced budgets and/or if our financial results continue to come under pressure, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

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
Our business segments operate in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Further, as we expend resources to expand our programming and services in new digital distribution channels, our operating results could be negatively impacted until we begin to gain traction in these emerging businesses. New or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Although our network radio market share has improved year-over-year according to the October 2010 Miller Kaplan report, there can be no assurance that we will be able to maintain or increase our market share, our audience ratings or our advertising revenue given this competition. To the extent audience for our programs were to decline, advertisers’ willingness to purchase our advertising could be reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.

In recent years, digital media platforms and the offerings thereon have increased significantly and consumers are playing an increasingly large role in dictating the content received through such mediums. We face increasing pressure to adapt our existing programming as well as to expand the programming and services we offer to address these new and evolving digital distribution channels. Advertising buyers have the option to filter their messages through various digital platforms and as a result, many are adjusting their advertising budgets downward with respect to traditional advertising mediums such as radio or utilizing providers who offer “one-stop shopping” access to both traditional and alternative distribution channels. If we are unable to offer our broadcasters and advertisers an attractive full suite of traditional and new media outlets and address the industry shift to new digital mediums, our operating results may be negatively impacted.
Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.
The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee thereof (particularly sports programs and high-profile talent), is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees. Our failure to obtain or retain rights to popular content (or the temporary loss of such content as would be the case for our NFL programming in the event of an NFL lock-out) could adversely affect our operating results. The extent of the impact of such failure could be heightened as a result of the recent Metro Sale Transaction.
If we are not able to integrate future M&A activity successfully, our operating results could be harmed.
We evaluate M&A opportunities, including acquisitions and dispositions, on an ongoing basis and intend to pursue opportunities in our industry and related industries that can assist us in achieving our growth strategy. The success of our future strategy will depend on our ability to identify, negotiate, complete and integrate M&A opportunities and, if necessary, to obtain satisfactory debt or equity financing to fund such opportunities. M&A is inherently risky, and any M&A transactions we do complete may not be successful.
Even if we are able to consummate the M&A transactions we pursue, such transactions may involve certain risks, including, but not limited to, the following:
•	diversion of our management’s attention from normal daily operations of our business;

•	responsibility for the liabilities of the businesses we sell, merge with and/or acquire;

•	insufficient revenue to offset increased expenses associated with the M&A transactions we consummate or inability to realize the synergies we identify;

•	inability to maintain the key business relationships and reputations in connection with such M&A;

•	potential loss of key employees in connection with any M&A we undertake;

•	difficulty in integrating and managing the operations, technologies and products of the companies we merge with and/or acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions; and

•	dependence on unfamiliar affiliates and partners of the companies we merge with and/or acquire.

Our success is dependent upon audience acceptance of our content which is difficult to predict.
Revenue from our radio business is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Because consumer preferences are consistently evolving, the commercial success of a radio program is difficult to predict. It depends on the quality and acceptance of other competing programs, the availability of alternative forms of entertainment, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. An audience’s acceptance of programming is demonstrated by rating points which are a key factor in determining the advertising rates that we receive. Low ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content could have an adverse effect on our results of operations, the impact of which could be heightened as a result of the recent Metro Sale Transaction.
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
Gores beneficially owns 17,212,977 shares, or approximately 76.2%, of our common stock, which reflects the common stock it purchased in September 2010 and February 2011. There can be no assurance that at some future time Gores, or our other lenders (who collectively own 20.5% of our common stock), will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
Gores will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances its best interest and not necessarily those of other stockholders.
As a result of its beneficial ownership of 17,212,977 shares, or approximately 76.2%, of our common stock, Gores has voting control over our corporate actions. For so long as Gores continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Gores may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:
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
We have exposure to changing interest rates under the Senior Credit Facility. During 2010, we were party to one derivative financial instrument. Gores’ investment in our common stock was to be made based on a trailing 30-day weighted average of our common stock’s closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), therefore it was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative’s expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock’s closing price as described above. In connection with the Gores’ 2011 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011. No cash was exchanged for the derivative instrument at any time. We were not party to any other derivative financial instruments during the three months ended March 31, 2011 or the year ended December 31, 2010.
We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.
Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4.	Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of March 31, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There were no material developments in the first quarter of 2011 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
During the quarter ended March 31, 2011, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of Shares	Average Price Paid	Announced Plan or	Purchased Under the
Period	Purchased in Period	Per Share	Program	Plans or Programs (A)
1/1/11 – 1/31/11	—	N/A	—	—

2/1/11 – 2/28/11	—	N/A	—	—

3/1/11 – 3/31/11	—	N/A	—	—

(A)
Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004, all of which have expired.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]
None

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number (A)		Description of Exhibit
2.1		Stock Purchase Agreement, dated as of April 29, 2011, by and between Clear Channel Acquisition LLC and the Company. (1)
4.1		Fifth Amendment, made and entered into as of April 29, 2011, to Securities Purchase Agreement, dated as of April 23, 2009, by and among the Company and the noteholders party thereto. (2)
4.2	*	Sixth Amendment, made and entered into as of May 11, 2011, to Securities Purchase Agreement, dated as of April 23, 2009, by and among the Company and the noteholders party thereto.
10.1		Transition Services Agreement, dated as of April 29, 2011, by and between Clear Channel Acquisition LLC and the Company. (1)
10.2
Fifth Amendment, made and entered into as of April 28, 2011, to Credit Agreement, dated as of April 23, 2009, by and among the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders. (2)

10.3
Sixth Amendment, made and entered into as of April 29, 2011, to Credit Agreement, dated as of April 23, 2009, by and among the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders. (2)

10.4		Amendment No. 2 to Employment Agreement, effective as of April 29, 2011, by and between the Company and Steven Kalin, dated as of July 7, 2008. (2)
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(A)	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to Company’s current report on Form 8-K dated April 29, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s current report on Form 8-K dated April 28, 2011 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.
By:	/s/ Roderick M. Sherwood III
	Name:	Roderick M. Sherwood III
	Title:	President and CFO

Date: May 16, 2011

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
4.2	*	Sixth Amendment, made and entered into as of May 11, 2011, to Securities Purchase Agreement, dated as of May 10, 2009, by and among the Company and the noteholders party thereto.
31.a	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.