Form 10-Q
period 2011-06-30
WESTWOOD ONE INC /DE/
filed 2011-08-15
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

1166 Avenue of the Americas, 10thFloor New York, NY (Address of principal executive offices)	10036 (Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share outstanding at August 1, 2011 (excluding treasury shares): 22,601,972 shares

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)	(derived from audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,289	$2,938
Accounts receivable, net of allowance for doubtful accounts of $763 (2011) and $143 (2010)	37,457	49,672
Prepaid and other assets	14,085	16,583
Current assets discontinued operations	590	48,723
Total current assets	65,421	117,916
Property and equipment, net	23,711	23,502
Intangible assets, net	24,600	26,262
Goodwill	25,796	25,796
Other assets	6,216	1,642
Non-current assets discontinued operations	—	93,156
TOTAL ASSETS	$145,744	$288,274
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,794	$33,957
Amounts payable to related parties	1,331	859
Accrued and other current liabilities	17,339	20,148
Current liabilities discontinued operations	11,754	32,357
Total current liabilities	55,218	87,321
Long-term debt	35,000	136,407
Deferred tax liability	14,375	24,188
Due to Gores	10,479	10,222
Other liabilities	14,635	15,951
Non-current liabilities discontinued operations	6,209	20,177
TOTAL LIABILITIES	135,916	294,266
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 22,594 (2011) and 21,314 (2010)	226	213
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	100,242	88,652
Accumulated deficit	(90,640)	(94,857)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,828	(5,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$145,744	$288,274
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$40,759	$40,036	$92,494	$95,611
Operating costs	40,151	37,575	94,744	88,728
Depreciation and amortization	1,693	1,450	3,393	2,846
Corporate general and administrative expenses	2,018	2,640	4,673	6,171
Restructuring charges	1,339	129	1,774	159
Special charges	731	831	1,924	2,528
Total expenses	45,932	42,625	106,508	100,432
Operating loss	(5,173)	(2,589)	(14,014)	(4,821)
Interest expense	1,285	2,026	2,589	3,248
Other (income) expense	—	(3)	(1,096)	(2)
Loss from continuing operations before income tax	(6,458)	(4,612)	(15,507)	(8,067)
Income tax benefit from continuing operations	(2,744)	(1,847)	(6,968)	(3,899)
Net loss from continuing operations	(3,714)	(2,765)	(8,539)	(4,168)
Net (loss) income from discontinued operations, net of income taxes	(1,616)	(2,653)	(6,557)	(7,973)
Gain on disposal of discontinued operations, net of income tax	19,313	—	19,313	—
Net income (loss)	$13,983	$(5,418)	$4,217	$(12,141)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.16)	$(0.13)	$(0.39)	$(0.20)
Discontinued operations	$0.78	$(0.13)	$0.58	$(0.39)
Net income (loss)	$0.62	$(0.26)	$0.19	$(0.59)

Weighted average shares outstanding:
Basic and diluted	22,592	20,544	22,173	20,544
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$4,217	$(12,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operation	(19,313)	—
Depreciation and amortization	7,237	9,185
Deferred taxes	(8,335)	(8,622)
Paid-in-kind interest - paid	(10,895)	—
Paid-in-kind interest - accrued	1,924	2,980
Federal tax refund	—	12,940
Non-cash equity-based compensation	1,952	1,881
Change in fair value of derivative liability	(1,096)	—
Amortization of deferred financing costs	11	11
Net change in other assets and liabilities	4,723	6,988
Net cash (used in) provided by operating activities	(19,575)	13,222
Cash Flows from Investing Activities:
Proceeds from Metro Traffic Sale	115,000	—
Capital expenditures	(2,618)	(4,540)
Net cash provided by (used in) investing activities	112,382	(4,540)
Cash Flows from Financing Activities:
Repayments of Senior Notes	(92,180)	(15,500)
Issuance of common stock to Gores	10,000	—
Proceeds from exercise of stock options	567	—
Payments of finance and capital lease obligations	(843)	(612)
Proceeds from Revolving Credit Facility	—	7,000
Net cash (used in) provided by financing activities	(82,456)	(9,112)
Net increase (decrease) in cash and cash equivalents	10,351	(430)
Cash and cash equivalents, beginning of period	2,938	4,824
Cash and cash equivalents, end of period	$13,289	$4,394
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2011	21,314	$213	$88,652	$(94,857)	$(5,992)
Net income	—	—	—	4,217	4,217
Equity-based compensation	—	—	1,952	—	1,952
Issuance of common stock to Gores	1,186	12	9,988	—	10,000
Exercise of stock options, net of tax	94	1	(350)	—	(349)
Balance as of June 30, 2011	22,594	$226	$100,242	$(90,640)	$9,828

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 - Basis of Presentation

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

On April 12, 2011, we entered into an amendment to our debt agreements with our lenders because our projections indicated that we would likely not attain sufficient Adjusted EBITDA (as defined in our lender agreements) to comply with our then existing debt leverage covenant levels in certain fiscal quarters of 2011. As a result of negotiations with our lenders, we entered into a waiver and fourth amendment to the Securities Purchase Agreement which resulted in our then applicable debt leverage covenants for the first three quarters of 2011 being replaced by a covenant waiver for the first quarter of 2011 and minimum last twelve months (“LTM”) EBITDA thresholds for the second and third quarters of 2011. As part of such amendment, the Senior Notes held by Gores ($10,479 on June 30, 2011 and listed under “Due to Gores”) were fully subordinated to the Senior Notes then held by the non-Gores holders.

As described in more detail under Note 2 - Discontinued Operations, in connection with the sale of our Metro Traffic business (the “Metro Sale Transaction”) to an affiliate of Clear Channel Communications (“Clear Channel”), on April 29, 2011, we further amended the terms of our Securities Purchase Agreement and the Credit Agreement, principally to provide for the consent of the lenders to the sale of the Metro Sale Transaction and the release of the liens on the assets sold in the sale. As part of these amendments, our then senior debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders from the proceeds of the Metro Sale Transaction. Also as a result of these amendments, certain, but not all, of our non-financial covenants were eliminated or modified. Non-financial covenants that remain in place and apply for purposes of the Senior Notes held by Gores include limitations on non-accretive mergers or acquisitions, limitations on issuing senior debt, limitations on liens, making certain restricted payments and limitations on the sale of assets, except as expressly permitted by the terms of the credit agreements. After the Metro Sale Transaction, on May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of incorporating an inadvertent omission from the fifth amendment. The sixth amendment eliminated the minimum LTM EBITDA thresholds applicable to the second and third quarters of 2011 that were negotiated with the non-Gores noteholders prior to the Metro Sale Transaction and the 100% pay down of all Senior Notes not held by Gores.

At June 30, 2011, our total liquidity equaled $17,070. We estimate that cash flows from operations will be sufficient to fund our cash requirements for at least the next 12 months. Notwithstanding our forecast and these actions, if our operating income does not meet our current financial projections, we may not have sufficient liquidity available to us to invest in our business to the extent we currently anticipate.

Financial Statement Presentation

The preparation of our financial statements in conformity with the authoritative guidance of the Financial Accounting Standards Board for generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment, recoverability of goodwill, intangible assets and the valuation of such, barter inventory, fair value of stock options granted, forfeiture rate of equity based compensation grants, income taxes and valuation allowances on such and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Segment Reporting

Prior to April 29, 2011, we operated as two segments, Network Radio and Metro Traffic. As noted below in Note 2 - Discontinued

Operations, we completed the sale of our Metro Traffic business effective April 29, 2011; therefore, it is no longer included in continuing operations, and we operate as one segment. We have classified the Metro Traffic operating results, including the gain on the Metro Sale Transaction, as discontinued operations in the consolidated statement of operations and consolidated balance sheet for all periods presented.

Earnings Per Share

Basic earnings per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and the conversion of other equity securities (if outstanding during the period) using the “if-converted” method. For the three and six month periods ended June 30, 2011, the effect of outstanding stock options and other common stock equivalents of 30 and 215, respectively, were excluded from the calculations of diluted loss per share because the effect was anti-dilutive.

Common equivalent shares are excluded in periods in which they are anti-dilutive. Options, restricted stock units (“RSUs”) and restricted stock (see Note 9 - Equity-Based Compensation) are excluded from the calculations of diluted earnings per share if the combined exercise price, unamortized fair value and excess tax benefits are greater than the average market price of our common stock for the periods presented.

Reclassification and Revisions

Certain reclassifications to our previously reported financial information have been made to the financial information that appears in this report to conform to the current period presentation consisting principally of items related to the discontinued operations of Metro as described in Note 2 - Discontinued Operations.

For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the successor period ended December 31, 2009 was determined. This resulted in an additional income tax benefit of $650 that should have been recorded in the successor period ended December 31, 2009 being recorded in the six months ended June 30, 2010. We also understated our accrued liabilities at December 31, 2009 by $375 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. This resulted in an additional $375 of corporate general and administrative expense that should have been recorded in the successor period ended December 31, 2009 being recorded in the six month period ended June 30, 2010.

For the year ended December 31, 2010, we understated our current liabilities discontinued operations and understated our loss from discontinued operations due to an error in calculation. This resulted in an understatement of our loss from discontinued operations of $168 being recorded in the six months ended June30, 2011, that should have been recorded in the twelve month period ended December 31, 2010. For the successor period ended December 31, 2009, we overstated our current assets related to discontinued operations by $278 and understated our current liabilities related to discontinued operations by $919. These errors were corrected during the six-month period ended June 30, 2010 and increased our loss from discontinued operations by $1,197.

We have determined that the impact of these adjustments recorded in the first quarter of calendar 2010 was immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.

Note 2 - Discontinued Operations

On April 29, 2011, we entered into a Stock Purchase Agreement with Clear Channel, pursuant to which we sold all of the outstanding capital stock of our subsidiaries that collectively comprised our Metro Traffic business (referred to herein as the “Metro Sale Transaction”). Pursuant to the Stock Purchase Agreement, Clear Channel purchased the Metro Traffic business for $25,000 in cash, $5,000 of which was paid into an escrow account to satisfy certain liabilities that is recorded in prepaid and other assets and $750 of which was paid for the settlement of the Triangle litigation (see below). After the consummation of the Metro Sale Transaction, Metro (then owned by Clear Channel) paid to us and our affiliates, and satisfied in full, certain outstanding, pre-closing, inter-company obligations in the amount of $95,000. Generally, for a period of up to six months, the parties will provide to one another certain transition assistance, including with respect to personnel and office facilities. If Clear Channel's half of the certain liabilities noted above is less than $5,000, the difference between $5,000 and 50 percent of the expenses actually incurred by Clear Channel will result in those funds being released from escrow. The Metro Traffic business represented approximately 46% of our revenue for the year ended December 31, 2010. Net proceeds for the Metro Sale Transaction were $115,000 and the gain on the sale was $19,313. In accordance with the terms of the Stock Purchase Agreement, net proceeds of the Metro Sale Transaction will be adjusted based upon the actual net working capital of the Metro Traffic business as of April 28, 2011 compared to the target net working capital amount of $20,000. We have recorded an estimated net working capital adjustment in current liabilities from discontinued operations as of June 30, 2011.

In connection with the Metro Sale Transaction, we entered into separate agreements with our lenders to amend the terms of the Securities Purchase Agreement and the Credit Agreement, in each case, to (1) provide for the consent of the lenders to the Metro Sale Transaction and the release of the liens on the assets sold pursuant to the Stock Purchase Agreement for the Metro Sale Transaction and (2) make other amendments to the Securities Purchase Agreement in order to permit the Metro Sale Transaction thereunder. As part of these amendments, we paid off all of the Senior Notes held by non-Gores holders; accordingly, only the Senior Notes that are Due to Gores remain outstanding as of the date of this report. As part of the amendments, our debt leverage covenant was eliminated and we obtained increased flexibility to make new investments, enter into mergers and dispose of assets and incur additional subordinated debt. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of incorporating an inadvertent omission from the fifth amendment, and eliminated the minimum LTM EBITDA thresholds previously applicable to the second and third quarters of 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes as part of the Metro Sale Transaction. As described in more detail in Note 1 - Basis of Presentation above, certain non-financial covenants remain in place and are applicable to the Senior Notes held by Gores, which remain outstanding under the terms of the Securities Purchase Agreement.

As part of the second amendment to the Securities Purchase Agreement, we agreed to pay, on the maturity date (or any earlier date on which the Senior Notes become due and payable), to each holder of the Senior Notes a fee equal to 2% of the outstanding principal amount of the Senior Notes held by each noteholder as of such date (all such fees collectively, the “Senior Leverage Amendment Fee”). As a result of the fifth amendment to the Securities Purchase Agreement entered into on April 29, 2011, the Senior Leverage Amendment Fee is now due and payable on the earliest to occur of: (1) July 15, 2012, (2) the date on which the Senior Notes held by Gores are paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes is released. As described in Note 15 - Subsequent Events, the closing of the proposed merger with Verge (d/b/a Dial Global) would include the refinancing of the Senior Notes held by Gores and accordingly if such merger closes, the Senior Leverage Amendment Fee would be due and payable at such time. We may prepay the Senior Leverage Amendment Fee in full at any time prior to such date by paying to each holder of the Senior Notes an amount equal to the Senior Leverage Amendment Fee discounted from July 15, 2012 to the date of such prepayment at a 15% per annum discount rate.

Additionally, as part of the waiver and fourth amendment, the then holders of the Senior Notes and the Company agreed a 5% leverage fee would be imposed effective October 1, 2011 unless: (1) our debt leverage ratio for any LTM period beginning on June 30, 2011 complied with one of the following debt leverage ratios applicable to the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50 and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders had been repaid as of such quarterly measurement date. Based on our calculation of Adjusted EBITDA on June 30, 2011 (which was measured by dividing the principal amount of our Senior Notes outstanding on June 30, 2011 by the sum of our Adjusted EBITDA for the prior four completed fiscal quarters, specifically including Adjusted EBITDA from continuing operations in the second quarter of 2011), our debt leverage ratio was above the 5.00 level. We will perform the calculation again on September 30, 2011. If at such time, we do not have a debt leverage ratio below the specified 5.00 level, we will commence accruing the 5% leverage fee on October 1, 2011. In such event, the 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. If the proposed merger with Verge (d/b/a Dial Global) closes in the fourth quarter, as we presently anticipate, the 5% leverage fee would be due for the portion of the fourth quarter prior to closing of the merger (because the fee would begin to accrue for the quarter on October 1, 2011 but cease when the Senior Notes were repaid). The 5% leverage fee would not be applicable at any time after the closing of the merger or for later quarters because in connection with the proposed merger, the Senior Notes presently held by

Gores would be refinanced.
The results of the Metro Traffic operations that include an allocation of interest expense related to the debt repaid with proceeds from the Metro Sale Transaction are included in discontinued operations for all periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (1)	2010	2011 (1)	2010
Revenue	$11,667	$43,408	$50,811	$80,675
Operating costs	11,256	39,133	50,744	76,428
Depreciation and amortization	948	3,239	3,843	6,339
Corporate general and administrative expenses	565	276	946	657
Restructuring charges	413	989	813	1,702
Special charges	(14)	145	261	271
Total expenses	13,168	43,782	56,607	85,397
Operating loss	(1,501)	(374)	(5,796)	(4,722)
Interest expense	1,198	3,967	5,000	8,121
Loss from discontinued operations before income tax	(2,699)	(4,341)	(10,796)	(12,843)
Income tax benefit from discontinued operations	(1,083)	(1,688)	(4,239)	(4,870)
Net loss from discontinued operations	$(1,616)	$(2,653)	$(6,557)	$(7,973)

(1)	The results for the three and six month periods ended June 30, 2011 include the Metro Traffic results up through April 29, 2011, the date of the Metro Sale Transaction.

The Metro Sale Transaction resulted in an accounting gain of $19,313 and a capital loss for income tax purposes due to difference between book and tax basis in part due to a book goodwill impairment charge. We have concluded that it is more likely than not that we will not realize a benefit from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense was provided for the Metro Sale Transaction in the second quarter 2011.

The assets and liabilities of Metro Traffic presented in discontinued operations in the consolidated balance sheet as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$—	$46,885
Prepaid and other assets (1)	590	1,838
Total current assets discontinued operations	590	48,723
Property and equipment, net	—	13,546
Intangible assets, net	—	66,224
Goodwill	—	13,149
Other assets	—	237
Total non-current assets discontinued operations	—	$93,156
Total assets discontinued operations	$590	$141,879
LIABILITIES
Current liabilities:
Accounts payable	$—	$11,950
Deferred revenue	—	3,398
Accrued and other current liabilities (2)	11,754	17,009
Total current liabilities discontinued operations	11,754	32,357
Deferred tax liability	—	11,986
Other liabilities (3)	6,209	8,191
Total non-current liabilities discontinued operations	6,209	20,177
Total liabilities discontinued operations	$17,963	$52,534

(1)	As of June 30, 2011, current assets discontinued operations consist of deferred tax assets which were not assumed by Clear Channel.

(2)	As of June 30, 2011, current liabilities discontinued operations consist of estimated net working capital adjustment (as noted above), accrued transaction costs related to the Metro Sale Transaction and accrued liabilities related to closed facilities and certain other current liabilities related to the Metro Traffic segment, which were not assumed by Clear Channel.

(3)
As of June 30, 2011, non-current liabilities discontinued operations consist of unrecognized tax benefits and accrued non-current liabilities related to closed facilities related to the Metro Traffic segment, which were not assumed by Clear Channel.

Settlement of Triangle Lawsuit

Additionally, on April 29, 2011, in connection with the Metro Sale Transaction, we entered into a settlement agreement with Triangle Software, LLC (d/b/a Beat the Traffic) (“Triangle”) pursuant to which all claims relating to any patents owned by Triangle as such relate to the Sigalert business were settled. As part of the settlement agreement, each of we and Triangle released the other from all claims related to the lawsuit. The Sigalert business was part of the Metro Sale Transaction described above and in connection therewith, the settlement agreement was assigned by us to Clear Channel effective as of the closing of the Metro Sale Transaction on April 29, 2011. In early May 2011, the claims of Triangle and our counterclaims were dismissed with prejudice by the court in which the lawsuit was filed at the request of both Triangle and us in connection with the terms of the settlement agreement.

Note 3 - Related Party Transactions

Gores Radio Holdings

We have a related party relationship with Gores Radio Holdings, LLC (currently our ultimate parent) (together with certain related entities “Gores”). As a result of our refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity that closed on April 23, 2009 (the “Refinancing”), Gores, our ultimate parent company, created a holding company which currently owns approximately 76.2% of our equity, after giving effect to Gores' purchase of 1,186 shares of common stock for $10,000 on February 28, 2011. As of June 30, 2011, Gores held $10,479 (including PIK interest of $1,190) of our Senior Notes. They purchased this debt from certain of our former debt holders who did not wish to participate in the issuance of the Senior Notes on April 23, 2009 in connection with our Refinancing. As described above, the Senior Notes held by Gores remain outstanding and were not part of the debt paid off in connection with the Metro Sale Transaction. This debt is classified as Due to Gores on our balance sheet.

We recorded interest expense and fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gores and Glendon fees (1)	$330	$129	$656	$441
Reimbursement of legal fees	—	—	—	8
Reimbursement of letter-of-credit fees (2)	63	63	126	126
Interest on loan	388	400	771	819
	$781	$592	$1,553	$1,394

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

POP Radio

We also have a related party relationship, including a sales representation agreement, with our 20% owned investee, POP Radio, L.P. We recorded fees in connection with this relationship as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Program commission expense	$385	$366	$827	$727

A summary of related party expense by expense category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating costs	$385	$366	$827	$727
Special charges	330	129	656	449
Interest expense	451	463	897	945
	$1,166	$958	$2,380	$2,121

NOTE 4 — Property and Equipment
Property and equipment is recorded at cost and is summarized as follows:

	June 30, 2011	December 31, 2010
Land, buildings and improvements	$8,420	$7,871
Recording, broadcasting and studio equipment	16,380	16,049
Furniture, computers, equipment and other	7,406	6,248
	32,206	30,168
Less: Accumulated depreciation and amortization	8,495	6,666
Property and equipment, net	$23,711	$23,502

Depreciation expense was $887and $922 for the three month periods ended June 30, 2011 and 2010, respectively and $1,829 and $1,789, for the six month periods ended June 30, 2011 and 2010, respectively.

Note 5 - Intangible Assets

In accordance with the authoritative guidance which is applicable to the Refinancing, we revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested at least annually for impairment or upon a triggering event. Our identified definite lived intangible assets are: our relationships with radio affiliates, and other distribution partners from whom we obtain commercial airtime that we sell to advertisers; internally developed software for systems unique to our business; and contracts which provide information and talent for our programming. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, historical data on affiliate relationships and software usage. On an annual basis as of December 31, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. Intangible assets with definite lives are tested for impairment when events and circumstances indicate that the carrying amount may not be recoverable.

Intangible assets by asset type and estimated life as of June 30, 2011 and December 31, 2010 are as follows:

		As of June 30, 2011			As of December 31, 2010
	Estimated Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	Indefinite	$11,200	$—	$11,200	$11,200	$—	$11,200
Affiliate relationships	10 years	10,200	(2,231)	7,969	10,200	(1,721)	8,479
Software and technology	5 years	1,600	(764)	836	1,600	(604)	996
Client contracts	5 years	8,930	(4,335)	4,595	8,930	(3,343)	5,587
		$31,930	$(7,330)	$24,600	$31,930	$(5,668)	$26,262

Amortization expense of intangible assets was $831 for each of the three month periods ended June 30, 2011 and 2010 and $1,662 for each of the six month periods ended June 30, 2011 and 2010.

Note 6 - Goodwill

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

Gross amounts of goodwill as of June 30, 2011 and December 31, 2010 was $25,796 and there were no accumulated impairment losses.

Note 7 - Debt

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

On April 23, 2009, we closed the Refinancing and entered into our Securities Purchase Agreement (governing the Senior Notes) and a Credit Agreement (governing the Senior Credit Facility). At the time of the Refinancing, the Senior Credit Facility included a $20,000 unsecured non-amortizing term loan and a $15,000 revolving credit facility that included a $2,000 letter of credit sub-facility, on a senior unsecured basis. On April 29, 2011, as part of the Metro Sale Transaction, we repaid all of our Senior Notes payable to non-Gores holders in the amount of $103,075, which included $10,895 of accrued PIK interest (see Note 2 - Discontinued Operations). As of June 30, 2011, our existing debt was $45,479 and consisted of: $10,479 due to Gores under the Senior Notes maturing July 15, 2012 and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $20,000 revolving credit facility (of which $15,000 was outstanding on June 30, 2011). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by our subsidiaries and Gores. As of June 30, 2011, the Senior Notes bore interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of June 30, 2011, the remaining accrued PIK interest was $1,190. As of June 30, 2011, loans under our existing Credit Agreement (which govern the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.0% per annum or a base rate plus 4.0% per annum.

Notwithstanding the elimination of our debt leverage covenant as described in Note 1 - Basis of Presentation above, we will be required to pay the 5% debt leverage fee on the Senior Notes held by Gores unless: (1) our debt leverage ratio for any LTM period beginning on June 30, 2011 complies with one of the following debt leverage ratios applicable to the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50 and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders had been repaid as of such quarterly measurement date. Since we did not meet the first condition on June 30, 2011, we will perform the calculation again on September 30, 2011. If at such time, we do not have a debt leverage ratio below the specified 5.00 level, we will commence accruing the 5% leverage fee on October 1, 2011, which fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. If the proposed merger with Verge (d/b/a Dial Global) closes in the fourth quarter, as we presently anticipate, the 5% leverage fee would be due for the portion of the fourth quarter prior to closing of the merger (because the fee would begin to accrue for the quarter on October 1, 2011 but cease when the Senior Notes were repaid). The 5% leverage fee would not be applicable at any time after the closing of the merger or for later quarters because in connection with the proposed merger, the Senior Notes presently held by Gores would be refinanced.

We also remain obligated to pay the 2% Senior Leverage Amendment Fee (approximately $2,300 assuming no early repayment and no 15% discount) described above which is payable on the earliest to occur of: (1) July 15, 2012, (2) the date on which the Senior Notes held by Gores are paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes is released. As discussed in Note 15 - Subsequent Event below, the closing of the proposed merger with Verge (d/b/a Dial Global) would include the refinancing of the Senior Notes held by Gores and accordingly if such merger closes, the Senior Leverage Amendment Fee would be due and payable at such time.

Since the time of our Refinancing, we have entered into six amendments to our Securities Purchase Agreement (governing the Senior Notes) and seven amendments to our Credit Agreement (governing the Senior Credit Facility). In the case of amendments entered into on October 14, 2009, March 30, 2010, August 17, 2010 and April 12, 2011, respectively, our underperformance against our financial projections caused us to reduce our forecasted results. Of these amendments, with the exception of our revised projections at the time of our October 2009 and April 2011 amendments (where we requested and received a waiver of our covenant to be measured on December 31, 2009 and March 31, 2011, respectively, on a trailing four-quarter basis), our projections indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place. Notwithstanding this, in the amendments entered into on March 30, 2010 and August 17, 2010, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, as part of the August 17, 2010 amendment, our management deemed it prudent to enhance our available liquidity in addition to modifying its debt leverage covenant levels. Under the terms of this amendment, Gores agreed to: (1) purchase $15,000 of common stock, $5,000 of which was purchased on September 7, 2010 and $10,000 of which was purchased on February 28, 2011, and (2) increase its guarantee by $5,000 on our revolving credit facility. As a result of the latter, Wells Fargo agreed to increase the amount of our revolving credit facility from $15,000 to $20,000 which provided us with necessary additional liquidity for working capital purposes.

The other amendments (those entered into on April 28, 2011, April 29, 2011, May 10, 2011 and July 22, 2011, respectively), are described in more detail below. While the amendments to the Securities Purchase Agreement and the Credit Agreement have customarily matched one another substantively, on April 28, 2011, we entered into a fifth amendment to the Credit Agreement with Wells Fargo to amend the terms thereof to (1) change the interest rate margin applicable to base rate loans and LIBOR rate loans provided thereunder to, in each case, 4.00 percentage points and (2) remove the interest rate floors applicable to base rate loans and LIBOR rate loans. There was no similar or corresponding amendment to the Securities Purchase Agreement. Accordingly, the sixth amendment to the Credit Agreement is substantively like the fifth amendment to the Securities Purchase Agreement, both of which were entered into on April 29, 2011 in connection with the Metro Sale Transaction. As part of these amendments, our debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of incorporating an inadvertent omission from the fifth amendment, and eliminated the minimum LTM EBITDA thresholds previously applicable to the second and third quarters of 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. Certain, but not all, of the non-financial covenants remain in place and are applicable to the Senior Notes held by Gores, which remain outstanding under the terms of the Securities Purchase Agreement. On July 22, 2011, we entered into a seventh amendment to our Credit Agreement for the sole purpose of eliminating provisions with respect to the Sponsor Letter of Credit (as defined in the Credit Agreement), which is the letter of credit that was previously required to be posted by Gores in connection with its guaranty of the Credit Facility.

We were party to one derivative financial instrument from August 17, 2010 to February 28, 2011 related to the Gores' 2011 investment in our common stock (for $10,000) and based on a trailing 30-day weighted average of our common stock's closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase. It also included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price) and, therefore was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative's expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock's closing price as described above. In connection with the Gores' 2011 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011.

Our long term debt matures on July 15, 2012 (and accordingly will become short term, not long-term, debt in the third quarter of 2011).

Long-term debt, including current maturities of long-term debt and debt Due to Gores, is as follows:

	June 30, 2011	December 31, 2010
Senior Notes
Due to Gores (1)	$10,479	$10,222
Senior Secured Notes due July 15, 2012 (1)	—	101,407
Senior Credit Facility
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	15,000	15,000
	$45,479	$146,629

(1)
The applicable interest rate on such debt for the periods presented above is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. PIK interest is not due until maturity or earlier repayment of the Senior Notes.

(2)
The applicable interest rate on such debt was 4.0% as of June 30, 2011 and 7.0% as of December 31, 2010. For the period through April 28, 2011, the interest rate was variable and was payable at the greater of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option. As discussed in more detail above, the interest rate margins were reduced from 4.5% to 4.0% and the interest rate floors were eliminated on April 28, 2011 pursuant to the fifth amendment to the Credit Agreement with Wells Fargo.

NOTE 8 — Fair Value Measurements

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

The carrying amount and estimated fair value for our borrowings are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings (short and long term)	$30,479	$31,143	$131,629	$146,796
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2010			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability (1)	$—	$—	$—	$—	$1,096	$—

(1)
Gores $10,000 equity commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment. As of December 31, 2010 the embedded derivative was included in accrued expenses and other liabilities (See Note 7 - Debt). There were no derivatives outstanding as of June30, 2011.

NOTE 9 — Equity-Based Compensation

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

Stock option activity for the period from January 1, 2011 to June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per share
Outstanding January 1, 2011	1,631.3	$26.25
Granted	—	$—
Exercised	(94.5)	$6.00
Cancelled, forfeited or expired	(177.8)	$32.91
Outstanding June 30, 2011	1,359.0	$26.79
Options exercisable June 30, 2011	595.4	$52.89
Aggregate estimated fair value of options vesting during the six months ended June 30, 2011	$4,497

At June 30, 2011, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 8.54 years. Additionally, at June 30, 2011, an additional 683.4 options were expected to vest with a weighted average exercise price of $6.49, a weighted average remaining term of 8.72 years and an aggregate intrinsic value of $0. The intrinsic value of options vested in the six months ended June 30, 2011 was $0. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.

As of June 30, 2011, there was approximately $2,900 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.72 years.

No options were granted in the six month period ended June 30, 2011.

Restricted Stock Units

In 2010, our Compensation Committee determined that the non-employee non-Gores directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards also will vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. RSUs granted in 2010 to employees vest over a period of 3 years. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter. As of June 30, 2011, unearned compensation cost related to RSUs for non-employee non-Gores directors and employees was $661 and is expected to be recognized over a weighted-average period of 2.16 years.

RSU activity for the period from January 1, 2011 to June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2011	115.1	$9.90
Granted	—	—
Converted to common stock	—	—
Forfeited	—	—
Outstanding June 30, 2011	115.1	$9.90

Equity-based compensation expense related to all equity-based awards was reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Corporate, general and administrative expense	$423	$546	$1,069	$1,224
Income from disontinued operations (1)	564	276	883	657
Total equity-based compensation	$987	$822	$1,952	$1,881
(1)    As part of the Metro Sale Transaction, equity-based compensation expense was accelerated in the three months ended June 30, 2011 due to the accelerated vesting of 135.0 stock options granted to certain Metro Traffic employees in 2010.

Note 10 - Income Taxes

We use the asset and liability method of financial accounting and reporting for income taxes. Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. In the six-month period ended June 30, 2011, we recorded a net tax benefit of $665, primarily related to the release of certain state and local tax positions and settlements.

The authoritative guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the liability to recognize in the financial statements.

We determined, based upon the weight of available evidence, that it is more likely than not that most of our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. For the six months ended June 30, 2011, we recorded valuation allowances of $19,056 for a deferred tax asset relating to the Metro Sale Transaction and $281 related to a portion of our deferred tax assets related to our state net operating loss carryforward. No valuation allowance was recorded during the three or six month periods ended June 30, 2010 or for the year ended December 31, 2010. We will continue to assess the need for changes to the valuation allowance at each future reporting period.

The Metro Sale Transaction resulted in an accounting gain of $19,313 and a capital loss for income tax purposes due to difference between book and tax basis in part due to a book goodwill impairment charge. We have concluded that it is more likely than not that we will not realize a benefit from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense/benefit was provided for the Metro Sale Transaction in the second quarter 2011.

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30, 2011	December 31, 2010
Deferred revenue	$5,068	$3,338
Programming and operating expense	2,812	450
Station compensation expense	2,300	3,095
Payroll and payroll related expense	1,375	2,632
Deferred rent	1,175	1,174
Professional fees	906	1,138
Restructuring and special charges	1,077	988
Accrued interest and capital leases	436	1,200
Derivative liability (See Note 7 - Fair Value Measurements)	—	1,096
Other operating expense	2,190	5,037
	$17,339	$20,148

Note 12 - Restructuring Charges

In the second quarter of 2010, we announced plans to restructure certain areas of the Network Radio business (the “2010 Program”). The 2010 Program included charges related to the consolidation of certain operations that reduced our workforce levels during 2010, and additional actions to reduce our workforce as an extension of the 2008 Program. All costs related to the 2010 Program were incurred by the end of 2010 and all remaining liabilities were paid during the first half of 2011.

In the first quarter of 2011, we announced plans to restructure certain areas of the Network Radio business (the “2011 Program”). The 2011 Program included charges related to the consolidation of certain operations that will reduce our workforce levels during 2011. We recorded $924 of severance expense for the 2011 Program in the six months ended June 30, 2011. We also recorded costs of $850 related to the termination of a programming agreement in the six months ended June 30, 2011.

The restructuring charges included in the Consolidated Statement of Operations are comprised of the following:

	Balance			Balance
	January 1, 2011	Additions	Utilization	March 31, 2011
Severance
2010 Program	$130	$—	$(130)	$—
2011 Program	—	924	(599)	325
Total severance	130	924	(729)	325
Contract terminations	—	850	(425)	425
Total Restructuring	$130	$1,774	$(1,154)	$750

Note 13 - Special Charges

The special charges line item on the Consolidated Statement of Operations is comprised of the following and is described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Corporate development costs	$359	$408	$817	$609
Gores and Glendon fees	330	129	656	449
Debt agreement costs	42	236	451	815
Employment claim settlements	—	10	—	493
Fees related to the Refinancing	—	48	—	162
	$731	$831	$1,924	$2,528

Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions, mergers and dispositions. Gores and Glendon fees are related to professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management. Debt agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement (see Note 7 - Debt). Employment claim settlements were related to employee terminations that occurred prior to 2008. Fees related to the Refinancing for 2010 were tax consulting costs related to the finalization of the income tax treatment of the Refinancing. As of June 30, 2011, liabilities related to special charges of $327 and $776 were included in accrued expense and other liabilities and amounts payable to related parties, respectively.

Note 14 - Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$13,983	$(5,418)	$4,217	$(12,141)
Unrealized gain on marketable securities, net effect of income taxes	—	13	—	99
Comprehensive income (loss)	$13,983	$(5,405)	$4,217	$(12,042)

Note 15 - Subsequent Events

On July 30, 2011, we, Radio Network Holdings, LLC, a Delaware corporation and a newly formed wholly-owned subsidiary of ours (“RNH”), and Verge Media Companies, Inc., a Delaware corporation (“Verge”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, Verge will merge with and into RNH, with RNH surviving as a wholly-owned subsidiary of us (the “Merger”). The Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, have been approved by our Board of Directors, the Verge Board of Directors, and by us, in our capacity as sole member of RNH. In addition, in connection with the Merger Agreement, Gores, as owner of 76.2% of our common stock, delivered to Verge a written consent approving the Merger Agreement. Completion of the Merger is subject to customary conditions, including, among others: (1) completion of the debt financing for the transaction, (2) receipt of required regulatory approvals, (3) the absence of legal impediments to the Merger, (4) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any required approvals thereunder, (5) the absence of certain material adverse changes or events, (6) the accuracy of the other party's representations and warranties and (7) there not being holders of more than 3% of the outstanding shares of Verge common stock properly exercising appraisal rights.

The Merger Agreement may be terminated by (1) mutual consent of Westwood and Verge, (2) Westwood or Verge if the Merger has not be completed by October 28, 2011, (3) Westwood or Verge if the Merger has been permanently enjoined or declared illegal, (4) Westwood or Verge upon certain breaches of the Merger Agreement by the other party or (5) by Westwood if it receives a unsolicited Superior Proposal (as defined in the Merger Agreement) on or before August 26, 2011 and Westwood's board of directors believes it is required to terminate the Merger Agreement pursuant to its fiduciary duties. If the Merger is completed we will issue approximately 34.4 million shares of our unregistered Class B common stock to Verge's stockholders, and Verge's stockholders are expected to hold approximately 59% of the common stock of the combined company after the Merger. This expectation is based on preliminary estimates which may materially change. The proposed merger will be accounted for as reverse acquisition. If the Board elects to terminate the Merger Agreement because we receive an unsolicited superior proposal and other conditions related thereto are met, we will owe a significant termination fee to Verge and we will not recognize the anticipated benefits of the Merger.

On July 29, 2011, we signed and closed the sale of our 24/7 formats for $4,950 by entering into an Asset Purchase Agreement with Excelsior Radio Networks, LLC (“Excelsior”). This transaction was effected pursuant to the exercise by Excelsior of its call option under the Management Agreement entered into between Westwood One Radio Networks, Inc., one of our wholly-owned subsidiaries, and Excelsior Radio Networks, Inc. (predecessor of Excelsior) on May 23, 2006. Under the Management Agreement, we engaged Excelsior as our exclusive representative with respect to the day-to-day operations of the 24/7 formats in exchange for an annual license fee.

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

As described in more detail under Note 2 - Discontinued Operations, on April 29, 2011, we sold our Metro Traffic business to an affiliate of Clear Channel ("Metro Sale Transaction"). For all periods presented in this report, the results of the Metro Traffic Business are presented as a discontinued operation and will be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States.

We are a provider of network radio programming, providing more than 5,000 radio stations with over 150 news, sports, talk , music and entertainment programs, features, live events and digital content reaching over 135 million people weekly. We exchange our content with radio stations for commercial airtime, which we then sell to local, regional and national advertisers. By aggregating and packaging commercial airtime across radio stations nationwide, we offer our advertising customers a cost effective way to reach a broad audience, as well as to target their audience on a demographic and geographic basis.

Our goal is to maximize the yield of our available commercial airtime to optimize revenue and profitability. We derive substantially all of our revenue from the sale of 60 seconds and 30 seconds commercial airtime to advertisers. Our advertisers who target national audiences generally find that a cost effective way to reach their target consumers is to purchase longer 30 or 60 second advertisements, which are principally broadcast in our news, talk, sports, music and entertainment related programming and content.

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

Results of Operations

We have one operating segment, Network Radio. We evaluate performance using revenue and Adjusted EBITDA as the primary measure of profit and loss for our operating segment. Adjusted EBITDA is defined as operating income adjusted for the following: (1) plus depreciation, amortization and other non-cash losses, charges or expenses (including impairment of intangible assets and goodwill); (2) minus any “extraordinary,” “unusual,” “special” or “non-recurring” earnings or gains or plus any “extraordinary,” “unusual,” “special” or “non-recurring” losses, charges or expenses; (3) plus restructuring expenses or charges; and (4) plus non-cash compensation recorded from grants of stock appreciation or similar rights, stock options, restricted stock or other rights. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.

In Network Radio, our business strategy is focused on delivering the best sports, talk, music and entertainment programming, as well as key services, to affiliate and advertising customers. The goal of this strategy is to generate revenue by providing our customers with content and solutions that help them reach and attract their desired customers in the marketplace. To that end, in late 2010 and early 2011 we renewed key programs and partnerships, including our multi-year partnership with the National Football League (NFL) to continue as its Network Radio Primetime partner, including the NFL playoffs and Super Bowl and our long-standing partnership with the NCAA to be the exclusive Network Radio provider for the NCAA Men's Basketball Championship Tournament. We also launched two new Talk radio programs: Robert Wuhl (sports) and Douglas Urbanski (traditional), a new Sports prep service, VH1 Classic Rock Nights in partnership with MTV and the urban program “Rocsi on the Radio”.

Our Network Radio content covers several categories and formats, including national news, sports, music, entertainment, and talk radio. In national news and sports, we distribute nationally branded programs such as CBS Radio News, CNN Radio News, NBC Radio News, and major high-profile sporting events, including the NFL, NCAA football and basketball games and the Winter Olympic Games in 2010. Our Network business features shows that we produce with popular personalities including Dennis Miller, Dr. Oz, Charles Osgood and Billy Bush. We also broadcast signature award shows in the music industry including the Grammy Awards and the Academy of Country Music (ACM) Awards, both of whom we recently renewed our partnerships. Our music and entertainment programming includes concert broadcasts and countdown shows, including Country Music Countdown and CMT Radio Live in partnership with MTV. Our Network Radio business nationally syndicates proprietary and licensed content to radio stations, enabling them to meet their programming needs on a cost-effective basis. We generate revenue from the sale of 30 and 60 second commercial airtime, often embedded in our programming that we bundle and sell to advertisers who want to reach a national audience across numerous radio stations.

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenue

For the three months ending June 30, 2011, revenue was $40,759 compared to $40,036 for the comparable period in 2010, an increase of 1.8%, or $723. The increase resulted from increased advertising revenue from our news programming of $1,611, partially offset by decreased advertising revenue from our sports programming of $390, music programming of $182 and talk and entertainment programming of $158.

Operating Costs

Operating costs for the three months ended June 30, 2011 and 2010 are as follows:

			Favorable / (Unfavorable)
	2011	2010	$ Amount	%
Programming and operating	$18,382	$16,742	$(1,640)	(9.8)%
Station compensation	12,243	11,369	(874)	(7.7)%
Payroll and payroll related	5,149	5,498	349	6.3%
Other operating expenses	4,377	3,966	(411)	(10.4)%
	$40,151	$37,575	$(2,576)	(6.9)%

Operating costs increased $2,576, or 6.9%, to $40,151 in the second quarter of 2011 from $37,575 in the second quarter of 2010. The increase in operating costs is a result of increased broadcast rights costs of $1,837, higher station compensation of $874 and higher other operating costs for allowance for bad debt of $321 and insurance of $314. This was partially offset by the decrease in compensation expenses of $349.

Depreciation and Amortization

Depreciation and amortization increased $243, or 16.8%, to $1,693 in the second quarter of 2011 from $1,450 in the second quarter of 2010. The increase is primarily attributable to the absence in 2011 of $278 for amortization from unfavorable contracts that were recorded as a result of the Refinancing (and fully amortized by the end of 2010) and our application of “push down” acquisition accounting, partially offset by decreased depreciation of $35.

Corporate General and Administrative Expenses

Corporate, general and administrative expenses decreased $622, or 23.6%, to $2,018 for the three months ending June 30, 2011 compared to $2,640 for the three months ending June 30, 2010. The decrease is principally due to the decreases in payroll and related costs of $465, accounting and legal fees of $323 and equity-based compensation expense of $123, partially offset by higher insurance costs of $435.

Restructuring Charges

During the three months ending June 30, 2011, we recorded $1,339 in restructuring charges including $850 related to the termination of a programming agreement and $489 for severance in connection with the 2011 Program. During the three months ending June 30, 2010, we recorded $129 for restructuring charges related to severance for the 2010 Program.

Special Charges

We incurred special charges aggregating $731 and $831 for the three months ended June 30, 2011 and 2010, respectively. Special charges in the second quarter of 2011 decreased $100 compared to the second quarter of 2010 as a result of lower charges for debt amendment costs of $194, costs for corporate development of $49, fees related to the Refinancing of $48 and the absence in 2011of employment settlement claims of $10. These decreases were partially offset by increased Gores fees of $201.

Operating Loss

The operating loss for the three months ended June 30, 2011 increased to $5,173 from $2,589 for the comparable period in 2010. This increase in the loss is primarily attributable to increased operating costs of $2,576 and higher restructuring expenses of $1,210, partially offset by higher revenue of $723 and lower corporate expense of $622.

Adjusted EBITDA

We use revenue and Adjusted EBITDA as the primary measure of profit and loss for our operating segment. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.

Adjusted EBITDA for the three months ended June 30, 2011 and 2010 is as follows:

	2011	2010	Change
Operating loss	$(5,173)	$(2,589)	$(2,584)
Depreciation and amortization	1,693	1,450	243
Restructuring charges	1,339	129	1,210
Special charges and other (1)	731	1,427	(696)
Stock-based compensation (continuing operations)	423	546	(123)
Adjusted EBITDA	$(987)	$963	$(1,950)

(1)	Special charges and other includes expense of $596 are classified as general and administrative expense on the Statement of Operations for the three month period ended June 30, 2010.

Adjusted EBITDA (loss) increased by $1,950 to a loss of $(987) in 2011 compared to income of $963 in 2010. The increase in Adjusted EBITDA (loss) was primarily due to increased broadcast rights costs of $1,837and higher station compensation of $874. The increased operating costs were partially offset by an increase in revenue of $723.

Interest Expense

Interest expense decreased $741, or 36.6%, to $1,285 in the second quarter of 2011 from $2,026 in the second quarter of 2010, reflecting lower amendment fees related to the Senior Notes of $748. Interest expense included in discontinued operations of $1,198 and $3,967 for the three months ended June 30, 2011 and 2010, respectively, is related to the Senior Notes repaid in conjunction with the Metro Sale Transaction.

Income Tax Benefit

Income tax benefit in the second quarter of 2011 was $2,744 compared with a tax benefit of $1,847 in the second quarter of 2010. Our effective tax rate for the quarter ended June 30, 2011 was approximately 42.5% as compared to 40.0% for the comparable period in 2010. The higher income tax benefit in 2011 is primarily the result of a higher pre-tax loss of $1,846.

Net Loss from Continuing Operations

Our net loss from continuing operations for the second quarter of 2011 increased $949 to $3,714 from a net loss from continuing operations of $2,765 in the second quarter of 2010, which is primarily attributable to a higher operating loss of $2,584, partially offset by a higher income tax benefit of $897 and lower interest expense of $741. Net loss per share from continuing operations for basic and diluted shares was $(0.16) in the second quarter of 2011, compared with net loss per share from continuing operations for basic and diluted of $(0.13) in the second quarter of 2010. Weighted average shares outstanding were higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the issuance to Gores of 769,231 common shares in September 2010 and 1,186,240 common shares in February 2011.

Loss from Discontinued Operations

Loss from discontinued operations for Metro Traffic for the second quarter of 2011 decreased $1,037 to $1,616 from a loss of $2,653 in the second quarter of 2010. The decrease is primarily from lower interest expense of $2,769 as a result of the repayment of the Senior Notes (excluding those held by Gores) on April 29, 2011 as part of the Metro Sale Transaction. This decrease was partially offset by a higher Metro Traffic operating loss of $1,127and a lower income tax benefit of $605.

Gain on Metro Sale Transaction

We recorded a gain of $19,313 on the Metro Sale Transaction in the second quarter of 2011. The Metro Sale Transaction resulted in a capital loss for income tax purposes due to difference between book and tax basis in part due to a book goodwill impairment charge. We have concluded that it is more likely than not that we will not realize a benefit from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense/benefit was provided on the Metro Sale Transaction in the second quarter 2011.

Net Income (Loss)

Our net income for the second quarter of 2011 increased $19,401 to $13,983 from a net loss of $5,418 in the second quarter of 2010, which is primarily attributable to the gain on the Metro Sale Transaction of $19,313 and a lower loss from discontinued operations of $1,037, partially offset by lower income from continuing operations of $949. Net income per share for basic and diluted shares was $0.62 in the second quarter of 2011, compared with net loss per share for basic and diluted of $(0.26) in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenue

For the six months ending June 30, 2011, revenue decreased $3,117, or 3.3%, to $92,494 compared with $95,611 for the six months ending June 30, 2010. The decrease is the result of decreased advertising revenue of $3,625 from our sports programming (including the Olympics in the first quarter of 2010) and $352 from our talk and entertainment programming, partially offset by an increase of $520 in advertising revenue from our music programming and of $474 from news programming.

Operating Costs

Operating costs for the six months ended June 30, 2011 and 2010 are as follows:

			Favorable / (Unfavorable)
	2011	2010	$ Amount	%
Programming and operating	$49,567	$46,262	$(3,305)	(7.1)%
Station compensation	25,243	22,823	(2,420)	(10.6)%
Payroll and payroll related	10,761	11,170	409	3.7%
Other operating expenses	9,173	8,473	(700)	(8.3)%
	$94,744	$88,728	$(6,016)	(6.8)%

Operating costs increased $6,016, or 6.8%, to $94,744 in the six months ended June 30, 2011 from $88,728 in the six month ended June 30, 2010. The increase in operating costs is a result of higher broadcast rights costs of $3,960, increased station compensation of $2,420, higher other operating costs for insurance of $446, bad debt expense of $607 and computer services of $236. This was partially offset by a decrease in facilities expenses of $424 (included in other operating expense), lower payroll and related expenses of $409 and lower distribution costs of $344 (included in programming and operating).

Depreciation and Amortization

Depreciation and amortization increased $547, or 19.2%, to $3,393 in the first six months of 2011 from $2,846 in the first six months of 2010. The increase is primarily attributable to the absence in 2011 of $508 for amortization from unfavorable contracts that were recorded as a result of the Refinancing (and fully amortized by the end of 2010) and our application of “push down” acquisition accounting.

Corporate General and Administrative Expenses

Corporate, general and administrative expenses decreased $1,498, or 24.3%, to $4,673 for the six months ending June 30, 2011 compared to $6,171 for the six months ending June 30, 2010. The decrease is principally due to the decreases in accounting and audit fees of $910, payroll and related costs of $608 and equity-based compensation expense of $155, partially offset by an increase in insurance and related costs of $146 and legal fees of $131.

Restructuring Charges

During the six months ending June 30, 2011 and 2010, we recorded $1,774 and $159, respectively, for restructuring charges. For the 2011 period, restructuring charges included $850 related to the termination of a programming agreement and $924 for severance costs related to the 2011 Program. For the 2010 period, the costs incurred were for severance of $159.

Special Charges

We incurred special charges aggregating $1,924 and $2,528 in the first six months of 2011 and 2010, respectively. Special charges in the first six months of 2011 decreased $604 compared to the first six months of 2010 as a result of the absence in 2011of employment settlement claims of $493, lower charges for debt amendment costs of $364 and fees related to the Refinancing of $162. These decreases were partially offset by increased costs for corporate development of $208 and Gores fees of $207.

Operating Loss

The operating loss for the six months ended June 30, 2011 increased to $14,014 from $4,821 for the comparable period in 2010. This increase in the loss is primarily attributable to increased operating costs of $6,016, decreased revenue of $3,117 and increased restructuring costs of $1,615, partially offset by lower corporate expense of $1,498 and special charges of $604.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010	Change
Operating loss	$(14,014)	$(4,821)	$(9,193)
Depreciation and amortization	3,393	2,846	547
Restructuring charges	1,774	159	1,615
Special charges and other (1)	1,924	3,124	(1,200)
Stock-based compensation (continuing operations)	1,069	1,224	(155)
Adjusted EBITDA	$(5,854)	$2,532	$(8,386)

(1)	Special charges and other includes expense of $596 are classified as general and administrative expense on the Statement of Operations for the six month period ended June 30, 2010.

Adjusted EBITDA (loss) increased by $8,386 to a loss of $(5,854) in 2011 compared to income of $2,532 in 2010. The increase in Adjusted EBITDA (loss) was primarily due to decreases in revenue of $3,117, as described above, and increases in costs for programming and operating of $3,305 (primarily broadcast rights of $3,960, partially offset by lower distribution costs of $344) and station compensation expenses of $2,420.

Interest Expense

Interest expense decreased $659, or 20.3%, to $2,589 in the first six months of 2011 from $3,248 in the first six months of 2010, reflecting lower amendment fees related to the Senior Notes of $748, partially offset by increased interest expense of $191 from interest related to the increased borrowings under the revolving credit facility. Interest expense included in the loss from discontinued operations of $5,000 and $8,121 for the six months ended June 30, 2011 and 2010, respectively, is related to the Senior Notes having been repaid in conjunction with the Metro Sale Transaction.

Other Expense

Other income in the first six months of 2011 was $1,096, which represents the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment (see Note 7 - Debt for additional detail).

Income Tax Benefit

Income tax benefit in the first six months of 2011 was $6,968 compared with a tax benefit of $3,899 in the first six months of 2010. Our effective tax rate for the six months ended June 30, 2011 was approximately 44.9% as compared to 48.3% for the comparable period in 2010. The higher income tax benefit in 2011 is primarily the result of a higher pre-tax loss of $7,440 and the net tax benefit of $665 related primarily to the release of certain state and local tax positions and settlements, partially offset by the 2011 valuation allowance of $281.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended June 30, 2011 increased $4,371 to $8,539 from a net loss from continuing operations of $4,168 in the comparable period of 2010, which is primarily attributable to a higher operating losses of $9,193, partially offset by a higher income tax benefit of $3,069, other income of $1,096 in 2011 and lower interest expense of $659. Net loss per share from continuing operations for basic and diluted shares was $(0.39) for the six months ended June 30, 2011, compared with net loss per share from continuing operations for basic and diluted of $(0.20) for the six months ended June 30, 2010. Weighted average shares outstanding were higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the issuance to Gores of 769,231 common shares in September 2010 and 1,186,240 common shares in February 2011.

Loss from Discontinued Operations

Loss from discontinued operations for Metro Traffic for the six months ended June 30, 2011 decreased $1,416 to a loss of $6,557 from a loss of $7,973 in the comparable period of 2010. The decrease is primarily from lower interest expense of $3,121 as a result of repayment of the Senior Notes (excluding those held by Gores) on April 29, 2011 as part of the Metro Sale Transaction. This decrease was partially offset by lower Metro Traffic operating income of $1,074 and a lower income tax benefit of $631.

Gain on Metro Sale Transaction

We recorded a gain of $19,313 on the Metro Sale Transaction in the six months ended June 30, 2011. The Metro Sale Transaction resulted in a capital loss for income tax purposes due to difference between book and tax basis in part due to a book goodwill impairment charge. We have concluded that it is more likely than not that we will not realize a benefit from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense/benefit was provided on the Metro Sale Transaction in the second quarter 2011.

Net Income (Loss)

Our net income for the six month ended June 30, 2011 increased $16,358 to $4,217 from a net loss of $12,141 in the comparable period of 2010, which is primarily attributable to the gain on the Metro Sale Transaction of $19,313, partially offset by a higher loss from continuing operations of $4,371. Net income per share for basic and diluted shares was $0.19 for the six month ended June 30, 2011, compared with net loss per share for basic and diluted of $(0.59) in the comparable period of 2010.

Liquidity, Cash Flow and Debt

Cash flows for the six months ended June 30, 2011 and 2010 are as follows:

	Cash Flow
	Six Months Ended June 30,
	2011	2010	Change
Net cash (used in) provided by operating activities	$(19,575)	$13,222	$(32,797)
Net cash provided by (used in) investing activities	112,382	(4,540)	116,922
Net cash used in financing activities	(82,456)	(9,112)	(73,344)
Net increase (decrease) in cash and cash equivalents	10,351	(430)	$10,781
Cash and cash equivalents, beginning of period	2,938	4,824
Cash and cash equivalents, end of period	$13,289	$4,394

Net cash (used in) provided by operating activities was ($19,575) for the six months ended June 30, 2011 and $13,222 for the six months ended June 30, 2010, a decrease of $32,797 in net cash provided by operating activities. The decrease was principally attributable to the absence of the 2010 federal tax refund of $12,940, the 2011 repayment of PIK interest of $10,895, decreases in other non-cash items of $3,742 and changes in other assets and liabilities of $2,265.

Capital expenditures for the six months ended June 30, 2011 decreased to $2,618, compared to $4,540 for the first six months of 2010. The 2011 expenditures were primarily related to an investment in internal use software we installed. Net proceeds from the Metro Sale Transaction were $115,000.

Cash used in financing activities was $82,456 for the six months ended June 30, 2011 compared to $9,112 in the six months ended June 30, 2010. On April 28, 2011, we repaid $92,180 of principal related to our Senior Notes. On February 28, 2011, as part of the Securities Purchase Agreement amendment entered into on August 17, 2010, Gores purchased 1,186,240 shares of common stock for $10,000. In the first six months of 2011, we received $567 from employee option exercises to purchase 94,528 shares of our common stock and we made payments on capital and finance lease obligations of $843. In the first six months of 2010, we borrowed $7,000 under our Senior Credit Facility and we repaid $15,500 of our Senior Notes and $612 on our capital and finance lease obligations.

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

At June 30, 2011, our principal sources of liquidity were our cash and cash equivalents of $13,289 and borrowing availability of $3,781 under our revolving credit facility, which equaled $17,070 in total liquidity. On August 2, 2011, we repaid $8,000 of our revolving credit facility leaving an outstanding balance of $7,000 thereunder as of such date. In addition, during July 2011, we received proceeds of $4,950 as a result of our sale of our 24/7 formats to Excelsior Radio Networks, LLC.

As a result of the amendments to our debt agreements entered into in April and May 2011, the Metro Sale Transaction that closed on April 29, 2011 and based on our 2011 financial projections, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest payments on our outstanding indebtedness and projected working capital needs for at least the next 12 months. Notwithstanding our forecast and these actions, if our operating income does not meet our current financial projections, we may not have sufficient liquidity available to us to invest in our business to the extent we currently anticipate.

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

Existing Indebtedness

As of June 30, 2011, our existing debt totaled $45,479 and consisted $10,479 under the Senior Notes all due to Gores and the $35,000 under the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $15,000 outstanding under our revolving credit facility (not including $1,219 of letters of credit issued under the Senior Credit Facility). On August 2, 2011, we repaid $8,000 of our revolving credit facility leaving an outstanding balance of $7,000 thereunder as of such date. The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) mature on July 15, 2012 and are guaranteed by our subsidiaries and Gores. The Senior Notes currently bear interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accretes and is added to principal quarterly, but is not payable until maturity. As of June 30, 2011, the accrued PIK interest was $1,190. The Senior Notes may be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes is mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes are guaranteed by our subsidiaries and are secured by a first priority lien on substantially all of our assets. Effective as of the date of the waiver and fourth amendment to the debt agreements (April 12, 2011), the Senior Notes held by Gores were fully subordinated to the Senior Notes held by non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale (as occurred on April 29, 2011 as described below).

As part of the second amendment to the Securities Purchase Agreement, we agreed to pay, on the maturity date (or any earlier date on which the Senior Notes become due and payable), to each holder of the Senior Notes a fee equal to 2% of the outstanding principal amount of the Senior Notes held by each noteholder as of such date (all such fees collectively, the “Senior Leverage Amendment Fee”). As a result of the fifth amendment to the Securities Purchase Agreement entered into on April 29, 2011, the Senior Leverage Amendment Fee is now due and payable on the earliest to occur of: (1) July 15, 2012, (2) the date on which the Senior Notes held by Gores are paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes is released. As discussed in Note 15 - Subsequent Event, the closing of the proposed merger with Verge (d/b/a Dial Global) would include the refinancing of the Senior Notes held by Gores and accordingly if such merger closes, the Senior Leverage Amendment Fee would be due and payable at such time.

As a result of the waiver and fourth amendments to the debt agreements we entered into on April 12, 2011, a 5% leverage fee was to be imposed effective October 1, 2011 unless we provided satisfactory documentation to the holders of our Senior Notes that (1) our debt leverage ratio for any LTM period complied with any of the following debt levels for the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders were repaid as of such quarterly measurement date. The 5% leverage fee, if imposed, would equal 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and accrue on a daily basis from such date until the fee amount was paid in full. The fee would be payable on the earlier of maturity (July 15, 2012) or the date on which the Senior Notes are paid. As described in Note 1 - Basic of Presentation above, when we calculated Adjusted EBITDA on June 30, 2011 (measured by dividing the principal amount of our Senior Notes outstanding on June 30, 2011 by the sum of our Adjusted EBITDA for the prior four completed fiscal quarters, specifically including Adjusted EBITDA from continuing operations in the second quarter of 2011), our debt leverage ratio was greater than the 5.00 level. We will perform the calculation again on September 30, 2011. If at such time, we do not have a debt leverage ratio below the specified 5.00 level, we will commence accruing the 5% leverage fee on October 1, 2011. In such event, the 5% leverage fee will be equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and shall accrue on a daily basis from such date until the fee amount is paid in full. If the proposed merger with

Verge (d/b/a Dial Global) closes in the fourth quarter, as we presently anticipate, the 5% leverage fee would be due for the portion of the fourth quarter prior to closing of the merger (because the fee would begin to accrue for the quarter on October 1, 2011 but cease when the Senior Notes were repaid). The 5% leverage fee would not be applicable at any time after the closing of the merger or for later quarters because in connection with the proposed merger, the Senior Notes presently held by Gores would be refinanced.

As described elsewhere in this report, we no longer have a senior debt leverage covenant (defined as the principal amount of Senior Notes over our Adjusted EBITDA (as defined in our lender agreements) and measured on the last day of each calendar quarter on a trailing, four-quarter basis) with which we must comply as a result of the amendments entered into in April 2011.

As of June 30, 2011, loans under our existing Credit Agreement (which governs the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.0% per annum or a base rate plus 4.0% per annum.

Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 1A-Risk Factors” and “Item 2-Management's Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management's views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management's expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, and the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should consider the risk factors included below arising from our intention to merge with Verge Media Companies, d/b/a Dial Global (the “Merger”) as set forth in the definitive Agreement and Plan of Merger (the “Merger Agreement”) we entered in on July 30, 2011. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Risks Related to the Proposed Merger

Consummation of the Merger is subject to regulatory approval and certain conditions and we cannot predict when or if such conditions will be satisfied or waived or if, in connection with the receipt of necessary approvals, regulators will impose conditions on us that have an adverse effect on our business.

Consummation of the Merger is subject to regulatory approval and certain conditions, including, among others:

•	completion of the debt financing;

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of necessary governmental approvals;

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;

•	the absence of certain legal impediments;

•	the receipt by each party of an opinion from counsel as to the tax treatment of the transaction; and

•	certain other customary conditions.

We cannot provide any assurance that the Merger will be completed, that there will not be a delay in the completion of the Merger or that all or any of the anticipated benefits of the Merger will be obtained. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

If the Merger Agreement is terminated or the transaction is materially delayed for any reason, the price of our common stock may be impacted. If the Merger Agreement is terminated because we receive a superior proposal, we will owe a significant termination fee to Verge if we terminate the transaction and we will not recognize the anticipated benefits of the Merger. Regulatory authorities reviewing the Merger may refuse to permit the Merger or may impose restrictions or conditions on the Merger that may seriously harm the combined company if the parties choose to complete the Merger notwithstanding such restrictions and conditions.

Our indebtedness following the completion of the Merger will be substantial.

Upon consummation of the Merger, we anticipate the combined company will have approximately $270,000 of indebtedness and both cash and accrued interest on this debt will be substantial. Our new indebtedness will contain negative or financial covenants that will limit the operational flexibility of the combined company. This increased indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.

The anticipated benefits of the Merger may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on the combined company's ability to successfully combine the businesses of Westwood One and Verge (d/b/a Dial Global), which each currently operate as independent companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of the combined company's common stock may be harmed.

The Merger involves the integration of two businesses, which is a complex and time-consuming process and could result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management's attention to the Merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique corporate cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing clients and attracting new clients;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Merger; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.

Due to legal restrictions, we have undertaken only general and limited planning regarding the integration of the two companies following the Merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company.

We will incur significant transaction and Merger-related costs in connection with the Merger.

The transaction costs associated with closing the Merger are significant and to integrate the two businesses, we will incur further costs. In addition, in the event that the Merger Agreement is terminated, we have agreed to share certain costs with Verge. The substantial majority of these costs will be non-recurring expenses related to the Merger, facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our financial results after the Merger will depend on our ability to maintain our relationships with advertisers, stations, customers and vendors.

A substantial portion of our revenues are received as a result of relationships with clients, customers and vendors and our future success will depend in part of our ability to maintain these client relationships. Our clients and vendors may have termination or other rights that may be triggered by the Merger, or these clients or vendors may decide not to renew their existing relationships with us. If we are unable to maintain these relationships, our business, financial results and financial condition could be adversely affected.

Failure to complete the Merger could impact our stock price and our future business and financial results.

If the Merger is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
depending on the reasons leading to such termination we could be liable to Verge for a substantial termination fee in connection with the termination of the Merger Agreement and/or the reimbursement of certain of Verge's expenses;

•	we will be responsible for the transaction costs relating to the Merger, whether or not the Merger is completed;

•	while the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business; and

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Merger is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our clients and employees. We may also be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

If sufficient financing or other sources of capital are not available, will not be able to complete the Merger.

We intend to refinance our and Verge's existing indebtedness as part of the Merger and our ability to obtain financing is a condition to closing under the Merger Agreement. Even though we have obtained commitment letters for financing in an amount which would be sufficient to allow us to complete the transaction, the consummation of the financing pursuant to the commitment letters is subject to conditions that may not be satisfied at the closing of the Merger. If we are unable to obtain sufficient financing or other sources of capital, we will be unable to consummate the Merger.

The market price of our common stock may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Verge's business with ours are not realized, or if the transaction costs related to the Merger are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by investors or analysts or if the effect of the Merger on our financial results is not consistent with their expectations.

The Merger will substantially reduce the percentage ownership interests of our current stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

If the Merger is completed we will issue approximately 34.4 million shares of our stock to Verge's stockholders, and Verge's stockholders are expected to hold approximately 59% of the common stock of the combined company after the Merger. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger, or unforeseen liabilities or other issues existing or arising with the Verge business or otherwise resulting from the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

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

Our annual operating loss for the year ended December 31, 2010 decreased $75,542 to $22,039 from the comparable period in 2009. The decrease was $25,041 absent 2009 goodwill and intangible asset impairment charges of $50,501. While such is an improvement, it remains a significant drop from our operating income of $63,307 in 2007. We cannot provide any assurance as to whether we will be able to continue to increase our operating performance, which has in the past been negatively affected by lower commercial clearance, a decline in our sales force and reductions in national audience levels across the industry and locally at our affiliated stations, and more recently by higher programming fees and station compensation costs. To the extent such trends continue, the extent of the impact of such factors could be heightened as a result of the recent Metro Sale Transaction. In 2008 and 2009, our operating income was also affected by the weakness in the United States economy and advertising market. In 2010, the overall economic recovery, especially in the advertising marketplace, was slower than we projected and that radio industry analysts had forecast. During the economic downturn, advertisers and the agencies that represent them increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory re-negotiated booked orders and released advertising funds as late as possible in the cycle. Although there has been an improvement in the economy, advertisers' demands and advertising budgets have not improved to pre-recession levels. If a double-dip recession were to occur or if the economic climate does not improve sufficiently for us to generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.

If our operating results do not achieve our financial projections, we may require additional funding, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.

We are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and we are facing increased cost pressures as described above. We still have $10,479 of Senior Notes outstanding to Gores (Due to Gores) and $36,200 outstanding under the Senior Credit Facility which debt matures on July 15, 2012. Additionally, approximately $2,300 is due in connection with the 2% Senior Leverage Amendment Fee on the maturity date unless earlier repaid (which early repayment would be discounted from July 15, 2012 to the date of such prepayment at a 15% per annum discount rate) and the 5% leverage fee may begin accruing on the Senior Notes held by Gores as described above in Note 2 - Discontinued Operations. If our operating results fall short of our financial projections, we may need additional funds. If financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.

We have a significant amount of indebtedness and limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.

As of June 30, 2011, we had $10,479 in aggregate principal amount of Senior Notes outstanding (of which approximately $1,190 was PIK), which bore interest at a rate of 15.0%, and a Senior Credit Facility consisting of a $20,000 term loan and a $20,000 revolving credit facility under which $15,000 was drawn (not including $1,219 in letters of credit used as security on various leased properties and issued under the Senior Credit Facility). As described above, as a result of the Metro Sale Transaction, we now have $10,479 of Senior Notes outstanding to Gores (Due to Gores) and $36,200 outstanding under the Senior Credit Facility which debt matures on July 15, 2012 (and accordingly will become short-term, not long-term, debt in the third quarter of 2011). As a result of the fifth amendment to the Credit Agreement, loans under our Senior Credit Facility now bear interest at LIBOR plus 4.0% or a base rate plus 4.0 and the LIBOR floor and the base rate floor were eliminated from such interest calculations. As described above in Note 7 - Debt, in connection with the Metro Sale Transaction, we amended our debt agreements to eliminate our debt leverage covenants. However, our obligation to pay the 2% Senior Leverage Amendment Fee (approximately $2,300 assuming no early repayment and no 15% discount) remains due and payable as described above as will our 5% debt leverage fee beginning on October 1, 2011 (unless we have a debt leverage ratio that is below the specified 5.00 level on September 30, 2011)

until such time as we have a debt leverage ratio that is below one of the specified debt leverage levels listed above in Note 2 - Discontinued Operations or the proposed merger closes. Our ability to service our debt for the next twelve months will depend on our financial performance in an uncertain and unpredictable economic environment as well as on competitive pressures. Further, our Senior Notes and Senior Credit Facility continue to include non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimum baskets unless such is subordinated on terms acceptable to our lenders. If our operating results decline and we do not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under the Senior Notes or the Senior Credit Facility, we would be in default under the terms of the agreements governing our debt, which if uncured, would allow our creditors (i.e., Gores in the case of the Senior Notes and Wells Fargo in the case of the Senior Credit Facility) at that time to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

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

As described in Note 15 - Subsequent Event above, if the proposed merger with Verge closes, our existing indebtedness would be refinanced and we would have a new debt structure.

The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.

Interest payments on our debt, which did not include PIK, totaled $11,468 in 2010. As a result of the Metro Sale Transaction and the amendments to our credit agreements taken in connection therewith, our remaining indebtedness was $45,479 as of June 30, 2011 (not including the $1,219 letters of credit issued under the Senior Credit Facility), which does not include the 2% Senior Leverage Amendment Fee or the 5% debt leverage fee that may become payable beginning October 1, 2011 as described above. While our indebtedness has been significantly reduced, as a result of the Metro Sale Transaction, our debt is now supported solely by our Network business. If the economy does not improve more significantly and advertisers continue to maintain reduced budgets and/or if our financial results continue to come under pressure, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio's owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our March 2008 arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that

CBS Radio will maintain these higher levels. As part of the cost reduction actions we undertook in early 2010 to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, effective on February 15, 2010, to give back inventory delivered by CBS Radio which resulted in a commensurate reduction in the cash compensation we pay to them. In order to offset our return of inventory to CBS Radio and to help deliver consistent RADAR audience levels over time, we added incremental inventory from non-CBS stations. We actively manage our inventory, including by purchasing additional inventory for cash. While our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

Our ability to improve our operating results largely depends on the audiences we deliver to our advertisers.

Our revenue is derived from advertisers who purchase commercial time based on the audience reached by those commercials. Advertisers determine the audience(s) they want to reach according to certain criteria, including the size of the audience, their demographics (e.g., gender, age), the market and daypart in which their commercials are broadcast and the format of the station on which the commercials are broadcast. The new electronic audience measurement technology known as The Portable People Meter™, or PPM™, introduced in 2007 impacted audience levels for most programming across the radio industry in the first few years of its introduction (2008-2010). However, in the most recent book, RADAR 108, that reported ratings for our RADAR inventory (which comprises approximately half of our total inventory) the first 33 markets (including 19 of the top 20 markets) were fully incorporated into the ratings books and all 48 markets have been incorporated (at some level) into the RADAR books which leads us to believe the impact of PPM has been largely absorbed by the marketplace. However, we may continue to be impacted by PPM as 15 markets have yet to be fully incorporated into the ratings books. Audience levels also can change for several reasons other than PPM, including changes in the radio stations included in a RADAR network, such stations' clearance rates for our inventory, general radio listening trends and additional changes in how audience is measured. In 2010, we were able to offset the impact of audience declines by purchasing additional inventory at cost effective prices, however, if the general economy and advertising market were to recover significantly, inventory could become more expensive. Additionally, additional inventory may need to be purchased in advance of our having definitive data on audience levels, such that if we do not accurately predict how much additional inventory will be required to offset declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our future operating profits could be materially and adversely affected.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technologies/platforms, each of which has the potential to adversely affect our business.

Our business segments operate in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Further, as we expend resources to expand our programming and services in new digital distribution channels, our operating results could be negatively impacted until we begin to gain traction in these emerging businesses. New or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. There can be no assurance that we will be able to maintain or increase our market share, our audience ratings or our advertising revenue given this competition. To the extent audience for our programs were to decline, advertisers' willingness to purchase our advertising could be reduced. Additionally, audience ratings and performance-based revenue arrangements are subject to change based on the competitive environment and any adverse change in a particular geographic area could have a material and adverse effect on our ability to attract not only advertisers in that region, but national advertisers as well.

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

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee thereof (particularly sports programs and high-profile talent), is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees. Our failure to obtain or retain rights to popular content could adversely affect our operating results. The extent of the impact of such failure could be heightened as a result of the recent Metro Sale Transaction.

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

Even if we are able to consummate the M&A transactions we pursue, such transactions may involve certain risks, including, but not limited to, the following:

•	diversion of our management's attention from normal daily operations of our business;

•	responsibility for the liabilities of the businesses we sell, merge with and/or acquire;

•	insufficient revenue to offset increased expenses associated with the M&A transactions we consummate or inability to realize the synergies we identify;

•	inability to maintain the key business relationships and reputations in connection with such M&A;

•	potential loss of key employees in connection with any M&A we undertake;
difficulty in integrating and managing the operations, technologies and products of the companies we merge with and/or acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions; and

•	dependence on unfamiliar affiliates and partners of the companies we merge with and/or acquire.

Our success is dependent upon audience acceptance of our content which is difficult to predict.

Revenue from our radio business is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Because consumer preferences are consistently evolving, the commercial success of a radio program is difficult to predict. It depends on the quality and acceptance of other competing programs, the availability of alternative forms of entertainment, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. An audience's acceptance of programming is demonstrated by rating points which are a key factor in determining the advertising rates that we receive. Low ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content could have an adverse effect on our results of operations, the impact of which could be heightened as a result of the recent Metro Sale Transaction.

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

Sales of additional shares of common stock by Gores or our other significant equity holders (former holders of Senior Notes)
could adversely affect the stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changing interest rates under the Senior Credit Facility. During 2010, we were party to one derivative financial instrument. Gores' investment in our common stock was to be made based on a trailing 30-day weighted average of our common stock's closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), therefore it was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative's expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock's closing price as described above. In connection with the Gores' 2011 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011. No cash was exchanged for the derivative instrument at any time. We were not party to any other derivative financial instruments during the six months ended June 30, 2011 or the year ended December 31, 2010.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011 (the “Evaluation”). Based upon the Evaluation, our President and Chief Financial Officer and our Senior Vice President, Finance and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of June 30, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in the second quarter of 2011 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

A description of the risk factors associated with our business is included under "Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements " in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
4/1/2011	—	N/A	—	—
5/1/2011	—	N/A	—	—
6/1/2011	—	N/A	—	—
(A) Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004, all of which have expired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number (A)	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC and Verge Media Companies, Inc. (1)
2.2	Form of Amended and Restated Certificate of Incorporation of Westwood One, Inc. (1)
4.1*
Seventh Amendment, made and entered into as of July 22, 2011, to Credit Agreement, dated as of April 23, 2009, by and among the Company and Wells Fargo Foothill, LLC, and the lenders signatory thereto.

10.1	Indemnity and Contribution Agreement, dated as of July 30, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC. (1)
10.2*	Amendment No. 4, effective July 14, 2011, to the Employment Agreement, effective October 16, 2004, by and between Registrant and David Hillman.
10.3*	Amendment No. 1, effective July 28, 2011, to the Employment Agreement, effective June 30, 2008, by and between Registrant and Steve Chessare.
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
The following materials from Westwood One, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations, for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*    Filed herewith.
**     Furnished herewith.
*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(A)    The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)    Filed as an exhibit to Company's current report on Form 8-K dated July 30, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By: /S/ Roderick M. Sherwood III
Name: Roderick M. Sherwood III
Title: President and CFO

Date: August 15, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC and Verge Media Companies, Inc. (1)
2.2	Form of Amended and Restated Certificate of Incorporation of Westwood One, Inc. (1)
4.1*
Seventh Amendment, made and entered into as of July 22, 2011, to Credit Agreement, dated as of April 23, 2009, by and among the Company and Wells Fargo Foothill, LLC, and the lenders signatory thereto.

10.1	Indemnity and Contribution Agreement, dated as of July 30, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC. (1)
10.2*	Amendment No. 4, effective July 14, 2011, to the Employment Agreement, effective October 16, 2004, by and between Registrant and David Hillman.
10.3*	Amendment No. 1, effective July 28, 2011, to the Employment Agreement, effective June 30, 2008, by and between Registrant and Steve Chessare.
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
The following materials from Westwood One, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations, for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*    Filed herewith.
**     Furnished herewith.
*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(A)    The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)    Filed as an exhibit to Company's current report on Form 8-K dated July 30, 2011 and incorporated herein by reference.