Form 10-Q
period 2011-09-30
WESTWOOD ONE INC /DE/
filed 2011-11-14
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14691

WESTWOOD ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3980449 (I.R.S. Employer Identification No.)

220 W. 42nd St. New York, NY (Address of principal executive offices)	10036 (Zip Code)

(212) 419-2900
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

The number of shares outstanding as of November 4, 2011 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,667,591; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01per share: 9,691.374.

WESTWOOD ONE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

WESTWOOD ONE, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)	(derived from audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,733	$2,938
Accounts receivable, net of allowance for doubtful accounts of $1,300 (2011) and $143 (2010)	37,489	49,672
Prepaid and other assets	15,431	16,583
Current assets discontinued operations	590	48,723
Total current assets	58,243	117,916
Property and equipment, net	23,080	23,502
Intangible assets, net	23,769	26,262
Goodwill	25,796	25,796
Other assets	6,131	1,642
Non-current assets discontinued operations	—	93,156
TOTAL ASSETS	$137,019	$288,274
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,587	$33,957
Amounts payable to related parties	963	859
Accrued and other current liabilities	17,534	20,148
Current liabilities discontinued operations	11,244	32,357
Total current liabilities	54,328	87,321
Long-term debt	27,000	136,407
Deferred tax liability	12,989	24,188
Due to Gores	10,610	10,222
Other liabilities	14,428	15,951
Non-current liabilities discontinued operations	5,938	20,177
TOTAL LIABILITIES	125,293	294,266
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value: authorized: 5,000,000 shares issued and outstanding: 22,605 (2011) and 21,314 (2010)	226	213
Class B stock, $.01 par value: authorized: 3,000 shares; issued and outstanding: 0	—	—
Additional paid-in capital	100,731	88,652
Accumulated deficit	(89,231)	(94,857)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,726	(5,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$137,019	$288,274
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$40,878	$44,224	$133,372	$139,835
Operating costs	39,228	41,610	133,972	130,338
Depreciation and amortization	1,677	1,467	5,070	4,313
Corporate general and administrative expenses	1,931	2,083	6,604	8,254
Restructuring charges	137	84	1,911	243
Special charges	2,550	1,350	4,474	3,878
Total expenses	45,523	46,594	152,031	147,026
Operating loss	(4,645)	(2,370)	(18,659)	(7,191)
Interest expense	923	2,095	3,512	5,343
Other (income) expense	(4,946)	1,920	(6,042)	1,918
Loss from continuing operations before income tax	(622)	(6,385)	(16,129)	(14,452)
Income tax provision (benefit) from continuing operations	60	(1,917)	(6,908)	(5,816)
Net loss from continuing operations	(682)	(4,468)	(9,221)	(8,636)
Net income (loss) from discontinued operations, net of income taxes	1,678	(2,771)	(4,879)	(10,744)
Gain on disposal of discontinued operations, net of income tax	413	—	19,726	—
Net income (loss)	$1,409	$(7,239)	$5,626	$(19,380)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.21)	$(0.41)	$(0.42)
Discontinued operations	$0.09	$(0.14)	$0.66	$(0.52)
Net income (loss)	$0.06	$(0.35)	$0.25	$(0.94)

Weighted average shares outstanding:
Basic and diluted	22,601	20,921	22,317	20,671
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$5,626	$(19,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operation	(19,726)	—
Gain on sale of assets	(4,908)	—
Depreciation and amortization	8,913	13,691
Deferred taxes	(9,915)	(12,167)
Paid-in-kind interest - paid	(10,895)	—
Paid-in-kind interest - accrued	2,011	4,348
Federal tax refund	—	12,940
Non-cash equity-based compensation	2,426	2,671
Change in fair value of derivative liability	(1,096)	1,920
Amortization of deferred financing costs	17	17
Net change in other assets and liabilities	2,796	3,386
Net cash (used in) provided by operating activities	(24,751)	7,426
Cash Flows from Investing Activities:
Proceeds from Metro Traffic Sale	115,000	—
Capital expenditures	(2,761)	(7,058)
Proceeds from sale of assets	4,950	—
Net cash provided by (used in) investing activities	117,189	(7,058)
Cash Flows from Financing Activities:
Repayments of Senior Notes	(92,180)	(15,500)
Issuance of common stock to Gores	10,000	5,000
Proceeds from exercise of stock options	583	—
Payments of finance and capital lease obligations	(1,046)	(634)
Repayment of Revolving Credit Facility	(8,000)	—
Proceeds from Revolving Credit Facility	—	10,000
Net cash used in financing activities	(90,643)	(1,134)
Net increase (decrease) in cash and cash equivalents	1,795	(766)
Cash and cash equivalents, beginning of period	2,938	4,824
Cash and cash equivalents, end of period	$4,733	$4,058
See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2011	21,314	$213	$88,652	$(94,857)	$(5,992)
Net income	—	—	—	5,626	5,626
Equity-based compensation	—	—	2,426	—	2,426
Issuance of common stock to Gores	1,186	12	9,988	—	10,000
Exercise of stock options, net of tax	105	1	(335)	—	(334)
Balance as of September 30, 2011	22,605	$226	$100,731	$(89,231)	$11,726

See accompanying notes to consolidated financial statements

WESTWOOD ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — Basis of Presentation

In this report, “Westwood One,” “Westwood,“ “Company,” “registrant,” “we,” “us” and “our” refer to Westwood One, Inc. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (“SEC”) and do not include the results of the Verge Media Companies, LLC ("Verge") with whom we merged on October 21, 2011 (after the quarter ended on September 30, 2011). These financial statements should be read in conjunction with the audited financial statements and footnotes included in our Current Report on Form 8-K dated August 30, 2011 and filed with the SEC on September 6, 2011 to update our 2010 Form 10-K and retrospectively present our Metro Traffic business (“Metro”) as a discontinued operation.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented have been recorded.

As described in more detail under Note 2 - Discontinued Operations, in connection with the sale of our Metro Traffic business (the “Metro Sale Transaction”) to an affiliate of Clear Channel Communications (“Clear Channel”), on April 29, 2011, we amended the terms of our Securities Purchase Agreement and the Credit Agreement (which agreements were terminated on October 21, 2011 in connection with our merger with Verge), principally to provide for the consent of the lenders to the sale of the Metro Sale Transaction and the release of the liens on the assets sold in the sale. As part of these amendments, our then senior debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders from the proceeds of the Metro Sale Transaction. Also as a result of these amendments, certain, but not all, of our non-financial covenants were eliminated or modified.

On October 21, 2011, we closed our merger (the "Merger") with Verge pursuant to the Agreement and Plan of Merger (the "Merger Agreement") we entered into on July 30, 2011. As part of the Merger, we refinanced our old debt (described below in Note 7 - Debt) and entered into New Credit Facilities (as described in Note 16 - Subsequent Events). More information related to the Merger is in Note 16 - Subsequent Events.

The Merger will be accounted for as a reverse acquisition of the Company by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC 805) “Business Combinations.” The combined company will account for the transaction by using Verge historical information and accounting policies and applying fair value estimates to the Company. Under such guidance, the transaction will be recorded as the acquisition of the Company by Verge. Upon consummation of the acquisition, the historical accounting of the Company will be that of Verge and the acquisition purchase price of the Company will be recorded based on the fair value of the Company on the date of acquisition. The purchase price will be allocated to the assets and liabilities of the Company based on the fair value of such assets and liabilities with any residual value recorded in goodwill.

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

Segment Reporting

Prior to April 29, 2011, we operated as two segments, Network Radio and Metro Traffic. As noted below in Note 2 - Discontinued Operations, we completed the sale of our Metro Traffic business on April 29, 2011; therefore, it is no longer included in continuing operations, and our financial statements are shown as one segment. We have classified the Metro Traffic operating results, including the gain on the Metro Sale Transaction, as discontinued operations in the consolidated statement of operations and consolidated balance sheet for all periods presented.

Earnings Per Share

Basic earnings per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares re-acquired during the period shall be weighted for the portion of the period that they were outstanding. Diluted earnings per share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and the conversion of other equity securities (if outstanding during the period) using the “if-converted” method. For the three and nine month periods ended September 30, 2011, the effect of outstanding stock options and other common stock equivalents of 23 and 121, respectively, were excluded from the calculations of diluted loss per share because the effect was anti-dilutive.

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

During the three months ended September 2011, we determined that the provision for income taxes and certain tax liabilities had not been properly stated as of and for the period ended of March 31, 2011 and June 30, 2011 due to errors in the calculation of the state tax provision. This resulted in an additional $457 income tax provision from continuing operations, of which $352 and $105 should have been recorded in the three month periods ended March 31, 2011 and June 30, 2011, respectively.  In addition, an income tax benefit from discontinued operations of $131 was recorded, of which $36 and $95 should have been recorded in the three month periods ended March 31, 2011 and June 30, 2011, respectively. For the three months ended September 30, 2011, as a result of the adjustments listed above, we increased our income tax provision from continuing operations by $457 and increased our income tax benefit from discontinued operations by $131.

For the year ended December 31, 2009, we understated our income tax receivable asset due to an error in how the deductibility of certain costs for the period from April 24, 2009 to December 31, 2009 (referred to as the successor period) was determined. This resulted in an additional income tax benefit of $650 that should have been recorded in the successor period ended December 31, 2009 being recorded in the nine months ended September 30, 2010. We also understated our accrued liabilities at December 31, 2009 by $653 in connection with our failure to record an employment claim settlement related to an employee termination that occurred prior to 2008, but which was probable and estimable as of December 31, 2009. This resulted in an additional $653 of corporate general and administrative expense that should have been recorded in the successor period ended December 31, 2009 being recorded in the nine-month period ended September 30, 2010.

For the year ended December 31, 2010, we understated our current liabilities discontinued operations and understated our loss from discontinued operations due to an error in calculation. This resulted in an understatement of our loss from discontinued operations of $168 being recorded in the nine months ended September 30, 2011 that should have been recorded in the twelve month period ended December 31, 2010. For the successor period, we overstated our current assets related to discontinued operations by $250 and understated our current liabilities related to discontinued operations by $919. These errors were corrected during the nine-month period ended September 30, 2010 and increased our loss from discontinued operations by $1,169.

We have determined that the impact of these adjustments, individually and in the aggregate, recorded in the respective periods as described above  were immaterial to our results of operations in all applicable prior interim and annual periods and to the estimated results for the full fiscal year 2011. As a result, we have not restated any prior period amounts.

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We expect to adopt this new rule in the first quarter of 2012. While the adoption of this new rule will change the presentation of comprehensive income, we do not believe it will impact the determination of our results of operations, cash flows, or financial position.

In September 2011, FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This update simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. We will adopt this standard during our fourth quarter impairment review process. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

Note 2 — Discontinued Operations

On April 29, 2011, we entered into a Stock Purchase Agreement with Clear Channel, pursuant to which we sold all of the outstanding capital stock of our subsidiaries that collectively comprised our Metro Traffic business (referred to herein as the “Metro Sale Transaction”). Pursuant to the Stock Purchase Agreement, Clear Channel purchased the Metro Traffic business for $25,000 in cash, $5,000 of which was paid into an escrow account to satisfy certain liabilities that is recorded in prepaid and other assets and $750 of which was paid for the settlement of the Triangle litigation (see below). After the consummation of the Metro Sale Transaction, Metro (then owned by Clear Channel) paid to us and our affiliates, and satisfied in full, certain outstanding, pre-closing, inter-company obligations in the amount of $95,000. Generally, for a period of up to six months (extended in certain circumstances to up to a year), the parties will provide to one another certain transition assistance, including with respect to personnel and office facilities. If Clear Channel's half of the liabilities for which the escrow account was created is less than $5,000, the difference between $5,000 and 50 percent of the expenses actually incurred by Clear Channel will be released from escrow. The Metro Traffic business represented approximately 46% of our revenue for the year ended December 31, 2010. Net proceeds for the Metro Sale Transaction were $115,000 and the gain on the sale was $19,726. In accordance with the terms of the Stock Purchase Agreement, net proceeds of the Metro Sale Transaction will be adjusted based upon the actual net working capital of the Metro Traffic business as of April 28, 2011 compared to the target net working capital amount of $20,000. We have recorded an estimated net working capital adjustment of $3,100 in current liabilities from discontinued operations as of September 30, 2011.

In connection with the Metro Sale Transaction, we entered into separate agreements with our lenders to amend the terms of the Securities Purchase Agreement and the Credit Agreement, which agreements were terminated on October 21, 2011 in connection with our merger with Verge. We amended the agreements to (1) provide for the consent of the lenders to the Metro Sale Transaction and the release of the liens on the assets sold pursuant to the Stock Purchase Agreement for the Metro Sale Transaction and (2) permit the Metro Sale Transaction thereunder. As part of the amendments, we paid off the $104,000 of Senior Notes held by non-Gores holders. As part of the amendments, our debt leverage covenant was eliminated and we obtained increased flexibility to make new investments, enter into mergers and dispose of assets and incur additional subordinated debt. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of incorporating an inadvertent omission from the fifth amendment, and eliminated the minimum LTM EBITDA thresholds previously applicable to the second and third quarters of 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes as part of the Metro Sale Transaction.

As part of the second amendment to the Securities Purchase Agreement, we agreed to pay on the maturity date (or any earlier date on which the Senior Notes become due and payable) to each holder of the Senior Notes a fee equal to 2% of the outstanding principal amount of the Senior Notes held by each noteholder on December 31, 2010 (all such fees collectively, the “Senior Leverage Amendment Fee”). As a result of the fifth amendment to the Securities Purchase Agreement entered into on April 29, 2011, the Senior Leverage Amendment Fee was due and payable on the earliest to occur of: (1) July 15, 2012, (2) the date on which the Senior Notes held by Gores were paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes was released. As described in Note 16 - Subsequent Events, the Senior Notes held by Gores were refinanced at the time of the Merger and accordingly, the Senior Leverage Amendment Fee of $2,433 was paid on October 21, 2011.

As part of the waiver and fourth amendment, the then holders of the Senior Notes and the Company agreed a 5% leverage fee would be imposed effective October 1, 2011 unless: (1) our debt leverage ratio for any LTM period beginning on June 30, 2011 complied with one of the following debt leverage ratios applicable to the five quarters beginning on June 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50 and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders had been repaid as of such quarterly measurement date. On September 30, 2011, our debt leverage ratio was above the 5.00 level and therefore, the 5% leverage fee became accruable on October 1, 2011. The fee was equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011 and accrued on a daily basis from such date until the fee amount was paid in full. When the Merger closed on October 21, 2011, the 5% leverage fee of $29 became due for the portion of the fourth quarter prior to closing of the Merger and was paid in full.

The results of the Metro Traffic operations that include an allocation of interest expense related to the debt repaid with proceeds from the Metro Sale Transaction are included in discontinued operations for all periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (1)	2010	2011 (1)	2010
Revenue	$—	$43,728	$50,811	$124,403
Operating costs	—	40,296	50,744	116,724
Depreciation and amortization	—	3,039	3,843	9,378
Corporate general and administrative expenses	—	513	946	1,170
Restructuring charges	(96)	477	717	2,179
Special charges	60	146	321	417
Total expenses	(36)	44,471	56,571	129,868
Operating loss	36	(743)	(5,760)	(5,465)
Interest expense	—	3,727	5,000	11,848
Loss from discontinued operations before income tax	36	(4,470)	(10,760)	(17,313)
Income tax benefit from discontinued operations	(1,642)	(1,699)	(5,881)	(6,569)
Net loss from discontinued operations	$1,678	$(2,771)	$(4,879)	$(10,744)

(1)
The three and nine month periods ended September 30, 2011 include the results of the Metro Traffic business up through April 29, 2011, the date of the Metro Sale Transaction, and restructuring and special charges related to the Metro Traffic business through September 30, 2011.

The Metro Sale Transaction resulted in an accounting gain of $19,726 and a capital loss for income tax purposes due to a difference between book and tax basis in part due to book goodwill impairment charges. We have concluded that it is more likely than not that we will not realize a benefit in the second quarter from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense was provided for the Metro Sale Transaction in the nine months ended September 30, 2011. In the third quarter we updated our analysis of our ability to utilize these losses in connection with the sale of the 24/7 formats. We do not expect to utilize any of the remaining losses as of September 30, 2011.

The Metro Traffic assets and liabilities presented in discontinued operations in the consolidated balance sheet were as follows:

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$—	$46,885
Prepaid and other assets	590	1,838
Total current assets discontinued operations (1)	590	48,723
Property and equipment, net	—	13,546
Intangible assets, net	—	66,224
Goodwill	—	13,149
Other assets	—	237
Total non-current assets discontinued operations	—	$93,156
Total assets discontinued operations	$590	$141,879
LIABILITIES
Current liabilities:
Accounts payable	$—	$11,950
Deferred revenue	—	3,398
Accrued and other current liabilities	11,244	17,009
Total current liabilities discontinued operations (2)	11,244	32,357
Deferred tax liability	—	11,986
Other liabilities	5,938	8,191
Total non-current liabilities discontinued operations (3)	5,938	20,177
Total liabilities discontinued operations	$17,182	$52,534

(1)	As of September 30, 2011, total current assets discontinued operations consisted of deferred tax assets which were not assumed by Clear Channel.

(2)
As of September 30, 2011, total current liabilities discontinued operations consisted of estimated net working capital adjustment (as noted above), accrued transaction costs related to the Metro Sale Transaction and accrued liabilities related to closed facilities and certain other current liabilities related to the Metro Traffic segment, which were not assumed by Clear Channel.

(3)
As of September 30, 2011, total non-current liabilities discontinued operations consisted of unrecognized tax benefits and accrued non-current liabilities related to closed facilities related to the Metro Traffic segment, which were not assumed by Clear Channel.

Settlement of Triangle Lawsuit

On April 29, 2011, as part of the Metro Sale Transaction, we entered into a settlement agreement with Triangle Software, LLC (d/b/a Beat the Traffic) (“Triangle”) pursuant to which all claims relating to any patents owned by Triangle as they related to the Sigalert business were settled. As part of the settlement agreement, we and Triangle released the other from all claims related to the lawsuit. The Sigalert business was part of the Metro Sale Transaction described above and in connection with the closing, the settlement agreement was assigned by us to Clear Channel when the Metro Sale Transaction closed on April 29, 2011. In early May 2011, the claims of Triangle and our counterclaims were dismissed with prejudice by the court in which the lawsuit was filed at the request of both Triangle and the Company in connection with the terms of the settlement agreement.

Note 3 — Related Party Transactions

Gores Radio Holdings

We have a related party relationship with Gores Radio Holdings, LLC (who was our ultimate parent until the closing of the Merger on October 21, 2011) (together with certain related entities “Gores”). As a result of the refinancing of substantially all of our outstanding long-term indebtedness (approximately $241,000 in principal amount) and a recapitalization of our equity that closed on April 23, 2009 (the “Refinancing”), Gores, our ultimate parent company, created a holding company which owned approximately 76.1% of our equity as of September 30, 2011. As of September 30, 2011, Gores held $10,610 (including PIK interest of $1,321) of our Senior Notes, which they purchased from certain of our former debt holders who did not wish to participate in the 2009 Refinancing. As described above, the Senior Notes held by Gores were not part of the debt paid off in connection with the Metro Sale Transaction, but were paid on October 21, 2011 as part of the Merger. This debt is classified as Due to Gores on our balance sheet.

We recorded interest expense and fees related to consultancy and advisory services rendered by, and incurred on behalf of, Gores and Glendon Partners, an operating group affiliated with Gores, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gores and Glendon fees (1)	$400	$176	$1,056	$617
Reimbursement of legal fees	—	—	—	8
Reimbursement of letter-of-credit fees (2)	63	62	189	188
Interest on loan	393	376	1,164	1,195
	$856	$614	$2,409	$2,008

(1)
These fees consist of payments for professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, transactions, accounting, legal and insurance/risk management.

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

POP Radio

We also have a related party relationship, including a sales representation agreement, with our 20% owned investee, POP Radio, L.P. We recorded fees in connection with this relationship as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Program commission expense	$272	$366	$1,099	$1,093

A summary of related-party expense by expense category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating costs	$272	$366	$1,099	$1,093
Special charges	400	176	1,056	625
Interest expense	456	438	1,353	1,383
	$1,128	$980	$3,508	$3,101

NOTE 4 — Property and Equipment
Property and equipment is recorded at cost and is summarized as follows:

	September 30, 2011	December 31, 2010
Land, buildings and improvements	$8,621	$7,871
Recording, broadcasting and studio equipment	14,224	16,049
Furniture, computers, equipment and other	7,659	6,248
	30,504	30,168
Less: Accumulated depreciation and amortization	7,424	6,666
Property and equipment, net	$23,080	$23,502

Depreciation expense was $845 and $938 for the three month periods ended September 30, 2011 and 2010, respectively, and $2,674 and $2,727, for the nine month periods ended September 30, 2011 and 2010, respectively.

Note 5 — Intangible Assets

In accordance with the authoritative guidance which is applicable to the Refinancing, we revalued our intangibles using our best estimate of current fair value. The value assigned to our only indefinite lived intangible assets, our trademarks, are not amortized to expense but tested for impairment at least annually or upon a triggering event. Our identified definite lived intangible assets are: our relationships with our radio affiliates, and other distribution partners from whom we obtain commercial airtime that we sell to advertisers; internally developed software for systems unique to our business; and contracts which provide information and talent for our programming. The values assigned to definite lived assets are amortized over their estimated useful life using, where applicable, contract completion dates, historical data on affiliate relationships and software usage. On an annual basis as of December 31, or more frequently upon the occurrence of certain events, we are required to perform impairment tests on our identified intangible assets with indefinite lives, including goodwill, which testing could impact the value of our business. Intangible assets with definite lives are tested for impairment when events and circumstances indicate that the carrying amount may not be recoverable. We determined that the Merger was a triggering event in the third quarter and performed an impairment assessment. We concluded that there were no impairments of our intangible assets as of September 30, 2011.

Intangible assets by asset type and estimated life as of September 30, 2011 and December 31, 2010 are as follows:

		As of September 30, 2011			As of December 31, 2010
	Estimated Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	Indefinite	$11,200	$—	$11,200	$11,200	$—	$11,200
Affiliate relationships	10 years	10,200	(2,486)	7,714	10,200	(1,721)	8,479
Software and technology	5 years	1,600	(844)	756	1,600	(604)	996
Client contracts	5 years	8,930	(4,831)	4,099	8,930	(3,343)	5,587
		$31,930	$(8,161)	$23,769	$31,930	$(5,668)	$26,262

Amortization expense of intangible assets was $831 for each of the three month periods ended September 30, 2011 and 2010 and $2,493 for each of the nine month periods ended September 30, 2011 and 2010.

Note 6 — Goodwill

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with authoritative guidance, the value assigned to goodwill is not amortized to expense, but rather the estimated fair value of the reporting unit is compared to its carrying amount on at least an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than their carrying value. On an annual basis as of December 31, or more frequently if upon the occurrence of certain events, we are required to perform impairment tests on our goodwill, which testing could impact the value of our business. We determined that the Merger was a triggering event in the third quarter and performed an impairment assessment. We concluded that there were no impairments of our goodwill as of September 30, 2011.

The gross amount of goodwill as of September 30, 2011 and December 31, 2010 was $25,796 and there were no accumulated impairment losses.

Note 7 — Debt

As described in Note 1 - Basis of Presentation above, as part of the Merger that closed on October 21, 2011, we refinanced all of our long-term debt described below and entered into New Credit Facilities as described in Note 16 - Subsequent Events.

Prior to the Merger, our financial condition caused us from time to time to obtain waivers to the agreements governing our indebtedness and to institute certain cost-saving measures as described below.

On April 23, 2009, we closed the Refinancing and entered into our Securities Purchase Agreement (governing the Senior Notes) and a Credit Agreement (governing the Senior Credit Facility). At the time of the Refinancing, the Senior Credit Facility included a $20,000 unsecured non-amortizing term loan and a $15,000 revolving credit facility that included a $2,000 letter of credit sub-facility, on a senior unsecured basis. On April 29, 2011, as part of the Metro Sale Transaction, we repaid all of our Senior Notes payable to non-Gores holders in the amount of $103,075, which included $10,895 of accrued PIK interest (see Note 2 - Discontinued Operations). As of September 30, 2011, our existing debt was $37,610 and consisted of: $10,610 due to Gores under the Senior Notes maturing October 15, 2012 and the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $20,000 revolving credit facility (of which $7,000 was outstanding on September 30, 2011). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) were scheduled to mature on October 15, 2012 and were guaranteed by our subsidiaries and Gores. As of September 30, 2011, the Senior Notes bore interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accreted and was added to principal quarterly, but was not payable until maturity. As of September 30, 2011, the remaining accrued PIK interest was $1,321. As of September 30, 2011, loans under our Credit Agreement (which governed the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.0% per annum or a base rate plus 4.0% per annum.

Notwithstanding the elimination of our debt leverage covenant as described in Note 1 - Basis of Presentation above, we were required to pay the 5% leverage fee to be imposed effective October 1, 2011 unless we provided satisfactory documentation to the holders of our Senior Notes that (1) our debt leverage ratio for any LTM period complied with any of the following debt levels for the five quarters beginning on September 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders were repaid as of such quarterly measurement date. To the extent due, the 5% leverage fee would equal 5% of the Senior Notes outstanding for the period beginning October 1, 2011 and would accrue on a daily basis from such date until the fee amount was paid in full. The fee was payable on the earlier of maturity (October 15, 2012) or the date on which the Senior Notes were paid. As described in Note 1 - Basis of Presentation above, when we calculated Adjusted EBITDA on September 30, 2011 (measured by dividing the principal amount of our Senior Notes outstanding on September 30, 2011 by the sum of our Adjusted EBITDA for the prior four completed fiscal quarters, specifically including Adjusted EBITDA from continuing operations in the third quarter of 2011), our debt leverage ratio was greater than the 5.00 level and accordingly the 5% leverage fee became accruable on October 1, 2011. The 5% leverage fee of $29 was paid on October 21, 2011 in connection with the Merger and the corresponding refinancing of our debt.

We were also obligated to pay the 2% Senior Leverage Amendment Fee described above which was payable on the earliest to occur of: (1) October 15, 2012, (2) the date on which the Senior Notes held by Gores were paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes was released. As discussed in Note 16 - Subsequent Event below, the closing of the Merger included the refinancing of the Senior Notes held by Gores and accordingly, the Senior Leverage Amendment Fee of $2,433 was due and paid on October 21, 2011.

Since the time of our Refinancing, we entered into seven amendments to our Securities Purchase Agreement (governing the Senior Notes) and eight amendments to our Credit Agreement (governing the Senior Credit Facility). In the case of amendments entered into on October 14, 2009, March 30, 2010, August 17, 2010 and April 12, 2011, respectively, our underperformance against our financial projections caused us to reduce our forecasted results. Of these amendments, with the exception of our revised projections at the time of our October 2009 and April 2011 amendments (where we requested and received a waiver of our covenant to be measured on December 31, 2009 and March 31, 2011, respectively, on a trailing four-quarter basis), our projections indicated that we would attain sufficient Adjusted EBITDA to comply with the debt leverage covenants then in place. Notwithstanding this, at the time we entered into the March 30, 2010 and August 17, 2010 amendments, management did not believe there was sufficient cushion in our projections of Adjusted EBITDA to predict with any certainty that we would satisfy such covenants given the unpredictability in the economy and our business. Given our constrained liquidity on June 30, 2010 and our revised projections in place at such time, as part of the August 17, 2010 amendment, our management deemed it prudent to enhance our available liquidity in addition to modifying its debt leverage covenant levels. Under the terms of this amendment, Gores agreed to: (1) purchase $15,000 of common stock, $5,000 of which was purchased on September 7, 2010 and $10,000 of which was purchased on February 28, 2011, and (2) increase its guarantee by $5,000 on our revolving credit facility. As a result of the latter, Wells Fargo agreed to increase the amount of our revolving credit facility from $15,000 to $20,000 which provided us with necessary additional liquidity for working capital purposes.

The other amendments (those entered into on April 28, 2011, April 29, 2011, May 10, 2011, July 22, 2011 and August 30, 2011, respectively), are described in more detail below. While the amendments to the Securities Purchase Agreement and the Credit Agreement had customarily matched one another substantively, on April 28, 2011, we entered into a fifth amendment to the Credit Agreement with Wells Fargo to amend the terms thereof to (1) change the interest rate margin applicable to base rate loans and LIBOR rate loans provided thereunder to, in each case, 4.00 percentage points and (2) remove the interest rate floors applicable to base rate loans and LIBOR rate loans. There was no similar or corresponding amendment to the Securities Purchase Agreement. Accordingly, the sixth amendment to the Credit Agreement is substantively like the fifth amendment to the Securities Purchase Agreement, both of which were entered into on April 29, 2011 in connection with the Metro Sale Transaction. As part of these amendments, our debt leverage covenant was eliminated from both the Securities Purchase Agreement and the Credit Agreement and we paid off all of the Senior Notes held by non-Gores holders. On May 11, 2011, we entered into a sixth amendment to our Securities Purchase Agreement for the sole purpose of incorporating an inadvertent omission from the fifth amendment, and eliminated the minimum LTM EBITDA thresholds previously applicable to the second and third quarters of 2011 that were negotiated with the non-Gores noteholders prior to the paydown of 100% of their Senior Notes. After such amendment certain, but not all, of the non-financial covenants remained in place and were applicable to the Senior Notes held by Gores, which remained outstanding under the terms of the Securities Purchase Agreement. On July 22, 2011, we entered into a seventh amendment to our Credit Agreement for the sole purpose of eliminating provisions with respect to the Sponsor Letter of Credit (as defined in the Credit Agreement), which is the letter of credit that was previously required to be posted by Gores in connection with its guaranty of the Credit Facility.

On August 30, 2011, we entered into an Eighth Amendment to our Credit Agreement and Seventh Amendment to our Securities Purchase Agreement, each for the sole purpose of extending the maturity date of the debt represented by each such agreement from July 15, 2012 to October 15, 2012.  The Senior Notes held by Gores were also amended to reflect the October 15, 2012 maturity date.

We were party to one derivative financial instrument from August 17, 2010 to February 28, 2011 related to the Gores' 2011 investment in our common stock (for $10,000) and based on a trailing 30-day weighted average of our common stock's closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase. It also included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price) and, therefore was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative's expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock's closing price as described above. In connection with the Gores' 2011 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011. (See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information regarding the derivative financial instrument.)

On August 2, 2011, we repaid $8,000 of our revolving credit facility leaving an outstanding balance of $7,000 thereunder as of such date.

Long-term debt, including current maturities of long-term debt and debt Due to Gores, was as follows as of the dates listed below:

	September 30, 2011	December 31, 2010
Senior Notes
Due to Gores (1)	$10,610	$10,222
Senior Secured Notes due October 15, 2012 (1)	—	101,407
Senior Credit Facility
Term Loan (2)	20,000	20,000
Revolving Credit Facility (2)	7,000	15,000
	$37,610	$146,629

(1)
The applicable interest rate on such debt for the periods presented above is 15.0%, which includes 5.0% PIK interest which accrues and is added to principal on a quarterly basis. PIK interest is not due until maturity or earlier repayment of the Senior Notes. From October 1, 2011 until their repayment in full on October 21, 2011 the applicable interest rate on such debt was 20.0%.

(2)
The applicable interest rate on such debt was 4.0% as of September 30, 2011 and 7.0% as of December 31, 2010. For the period through April 28, 2011, the interest rate was variable and was payable at the greater of (i) LIBOR plus 4.5% (with a LIBOR floor of 2.5%) or (ii) the base rate plus 4.5% (with a base rate floor equal to the greater of 3.75% or the one-month LIBOR rate), at our option. As discussed in more detail above, the interest rate margins were reduced from 4.5% to 4.0% and the interest rate floors were eliminated on April 28, 2011 pursuant to the fifth amendment to the Credit Agreement with Wells Fargo.

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

The carrying amount and estimated fair value for our borrowings are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings (short and long term)	$30,610	$31,283	$131,629	$146,796
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis
The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability (1)	$—	$—	$—	$—	$1,096	$—

(1)
Gores $10,000 equity commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment. As of December 31, 2010, the embedded derivative was included in accrued expenses and other liabilities (See Note 7 - Debt). There were no derivatives outstanding as of September 30, 2011.

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

Stock option activity for the period from January 1, 2011 to September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per share
Outstanding January 1, 2011	1,631.3	$26.25
Granted	—	$—
Exercised	(97.2)	$6.00
Canceled, forfeited or expired	(463.7)	$40.79
Outstanding September 30, 2011	1,070.4	$21.79
Options exercisable September 30, 2011	336.5	$55.61
Aggregate estimated fair value of options vesting during the nine months ended September 30, 2011	$4,497

At September 30, 2011, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 8.28 years. Additionally, at September 30, 2011, an additional 663.9 options were expected to vest with a weighted average exercise price of $6.32, a weighted average remaining term of 8.47 years and an aggregate intrinsic value of $0. The intrinsic value of options vested in the nine months ended September 30, 2011 was $0. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time. By their terms, certain options awards would vest automatically upon a change in control (as defined in the 2010 Plan) when combined with other triggering events.

As of September 30, 2011, there was approximately $2,415 of unearned compensation cost related to stock options granted under all of our equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.48 years.

No options were granted in the nine month period ended September 30, 2011.

Restricted Stock Units

In 2010, our Compensation Committee determined that the non-employee non-Gores directors should receive annual awards of RSUs valued in an amount of $35, which awards will vest over 2 years, beginning on the anniversary of the grant date. The awards would vest automatically upon a change in control (as defined in the 2010 Plan) and will otherwise be governed by the terms of the 2010 Plan. RSUs granted in 2010 to employees vest over a period of 3 years. The cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, net of estimated forfeitures, is expensed ratably over the vesting period, or period to retirement eligibility (in the case of directors) if shorter. As of September 30, 2011, unearned compensation cost related to RSUs for non-employee non-Gores directors and employees was $581 and is expected to be recognized over a weighted-average period of 2.33 years.

RSU activity for the period from January 1, 2011 to September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1, 2011	115.1	$9.90
Granted	22.1	$6.33
Converted to common stock	(7.5)	$7.00
Forfeited	—	$—
Outstanding September 30, 2011	129.7	$9.46

On October 21, 2011, because the Merger constituted a change in control as defined under the 2010 Plan, the vesting of 29.6 RSUs was accelerated and were converted to common stock.

Equity-based compensation expense related to all equity-based awards was reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Corporate, general and administrative expense	$474	$527	$1,543	$1,751
Income (loss) from discontinued operations (1)	—	263	883	920
Total equity-based compensation	$474	$790	$2,426	$2,671

(1)
As part of the Metro Sale Transaction, certain equity-based compensation expense was accelerated in the three months ended June 30, 2011 due to the accelerated vesting of 135.0 stock options granted to certain Metro Traffic employees in 2010.

Note 10 — Income Taxes

We use the asset and liability method of financial accounting and reporting for income taxes. Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. We classified interest expense and penalties related to unrecognized tax benefits as income tax expense. In the nine-month period ended September 30, 2011, we recorded a net tax benefit of $508, primarily related to the release of certain state and local tax positions and settlements.

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

We determined, based upon the weight of available evidence, that it is more likely than not that most of our deferred tax asset will be realized. We have taxable temporary differences that can be used as a source of income. For the nine months ended September 30, 2011, we recorded valuation allowances of $17,292 for a deferred tax asset relating to a capital loss for the Metro Sale Transaction and $281 related to a portion of our deferred tax assets related to our state net operating loss carryforward. No valuation allowance was recorded during the three or nine month periods ended September 30, 2010 or for the year ended December 31, 2010. We will continue to assess the need for changes to the valuation allowance at each future reporting period.

The Metro Sale Transaction resulted in an accounting gain of $19,726 and a capital loss for income tax purposes due to difference between book and tax basis in part due to a book goodwill impairment charge. We have concluded that it is more likely than not that we will not realize a benefit from this capital loss,except to the extent of the capital gain from the sale of our 24/7 formats in the third quarter of 2011. Accordingly, a full valuation allowance was recorded in the second quarter of 2011 and partially released in the third quarter of 2011. Therefore, no net tax expense/benefit was provided for the Metro Sale Transaction in the second quarter of 2011.

Note 11 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30, 2011	December 31, 2010
Deferred revenue	$5,199	$3,338
Programming and operating expense	2,880	450
Station compensation expense	2,623	3,095
Merger related expense	1,418	—
Payroll and payroll related expense	846	2,632
Deferred rent	1,175	1,174
Professional fees	502	1,138
Restructuring and special charges	226	988
Accrued interest and capital leases	163	1,200
Derivative liability (See Note 8 - Fair Value Measurements)	—	1,096
Other operating expense	2,502	5,037
	$17,534	$20,148

Note 12 — Restructuring Charges

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

In the first quarter of 2011, we announced plans to restructure certain areas of the Network Radio business (the “2011 Program”). The 2011 Program included charges related to the consolidation of certain operations that will reduce our workforce levels during 2011. We recorded $1,061 of severance expense for the 2011 Program in the nine months ended September 30, 2011. We also recorded costs of $850 related to the termination of a programming agreement in the nine months ended September 30, 2011.

The restructuring charges included in the Consolidated Statement of Operations are comprised of the following:

	Balance			Balance
	January 1, 2011	Additions	Utilization	September 30, 2011
Severance
2010 Program	$130	$—	$(130)	$—
2011 Program	—	1,061	(1,035)	26
Total severance	130	1,061	(1,165)	26
Contract terminations	—	850	(680)	170
Total Restructuring	$130	$1,911	$(1,845)	$196

Note 13 — Special Charges

The special charges line item on the Consolidated Statement of Operations is comprised of the following and is described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Merger costs	$2,150	$—	$2,150	$—
Gores and Glendon fees	400	176	1,056	625
Corporate development costs	—	297	817	906
Debt agreement costs	—	847	451	1,662
Employment claim settlements	—	—	—	493
Fees related to the Refinancing	$—	$30	$—	$192
	$2,550	$1,350	$4,474	$3,878

Merger costs include transactional costs related to the Merger that closed on October 21, 2011 (See Note 16 - Subsequent Events). Corporate development costs include professional fees related to the evaluation of potential business development activity including acquisitions, mergers and dispositions. Gores and Glendon fees are related to professional services rendered by various members of Gores and Glendon to us in the areas of operational improvement, tax, finance, transactions, accounting, legal and insurance/risk management. Debt agreement costs include professional fees incurred by us in connection with negotiations with our lenders to amend the debt leverage covenants in our Securities Purchase Agreement and Credit Agreement (see Note 7 - Debt). Employment claim settlements were related to employee terminations that occurred prior to 2008. Fees related to the Refinancing for 2010 were tax-consulting costs related to the finalization of the income tax treatment of the Refinancing. As of September 30, 2011, liabilities related to special charges of $30 and $463 were included in accrued expense and other liabilities and amounts payable to related parties, respectively.

Note 14 — Other (Income) Expense

During the three and nine month periods ended September 30, 2011, we recognized other income of $4,946 and $6,042, respectively, primarily from a gain of $4,908 on the sale of our 24/7 formats to Excelsior Radio Networks, LLC, a subsidiary of Verge (in the three and nine month periods ended September 30, 2011), and a gain of $1,096 from the expiration of a derivative financial instrument (in the nine month period ended September 30, 2011) (See Note 7 — Debt and Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding the derivative). In the three and nine month periods ended September 31, 2010, we recognized other expense of $1,920 and 1,918, respectively, primarily from a loss of $1,920 from the mark-to-market valuation of the derivative financial instrument.

Note 15 — Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net income (loss) represents net income or loss adjusted for unrealized gains or losses on available for sale securities. Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,409	$(7,239)	$5,626	$(19,380)
Unrealized loss on marketable securities, net effect of income taxes	—	(225)	—	(126)
Comprehensive income (loss)	$1,409	$(7,464)	$5,626	$(19,506)

Note 16 — Subsequent Events

On October 21, 2011, we announced the consummation of the transactions contemplated by the Merger Agreement, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood One, Inc., Radio Network Holdings, LLC, a Delaware corporation ("Merger Sub"), and Verge. Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”). As part of the Merger, we refinanced our old debt and entered into new debt agreements that are described below.

New Credit Agreements

On October 21, 2011, in connection with the consummation of the Merger, the Company, as borrower, entered into (1) a First Lien Credit Agreement, dated as of October 21, 2011, with General Electric Capital Corporation, as administrative agent and collateral agent, ING Capital LLC, as syndication agent, and the lenders party thereto from time to time (as amended, the “New First Lien Credit Agreement”) and (2) a Second Lien Credit Agreement, dated as of October 21, 2011, with Cortland Capital Market Services LLC, as administrative agent and collateral agent, and Macquarie Capital (USA), Inc., as syndication agent, and the lenders party thereto from time to time (as amended, the “New Second Lien Credit Agreement” and, together with the New First Lien Credit Agreement, the “New Credit Agreements”). As described below, the New Credit Agreements were amended on November 7, 2011.

General Terms

The New First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “New First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “New First Lien Revolving Credit Facility” and, together with the New First Lien Term Loan Facility, the “New First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the New First Lien Revolving Credit Facility. The New Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “New Second Lien Term Loan Facility” and, together with the New First Lien Term Loan Facility, the “New Term Loan Facilities”; the New Term Loan Facilities collectively with the New First Lien Revolving Credit Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the New Term Loan Facilities was drawn, $9,600 in revolving loans were drawn, and approximately $2,020 of letters of credit were either rolled into the New First Lien Credit Facilities or issued in order to backstop existing letters of credit under Westwood One’s or Excelsior Radio Networks, LLC’s prior credit agreement, both of which were repaid as of the consummation of the Merger.

The New First Lien Revolving Credit Facility has a five-year maturity. The New First Lien Term Loan Facility also has a five-year maturity. The New Second Lien Term Loan Facility has a five-year nine-month maturity. The principal amount of the New First Lien Term Loan Facility amortizes in quarterly installments equal to 2.5% (per annum) of the original principal amount of the New First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance payable at maturity. The entire amount of the New Second Lien Term Loan Facility is payable at maturity.

Subject to certain exceptions, the New Credit Facilities are subject to mandatory prepayments in amounts equal to: (a) 100% of the net cash proceeds from certain sales or other dispositions of assets (including as a result of casualty or condemnation) by us or any of our subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (b) 100% of the net cash proceeds from issuances or incurrences of debt by us or any of our subsidiaries (other than indebtedness permitted by the New Credit Agreements); and (c) beginning with the first full fiscal year after the closing date (2012), 75% of our annual excess cash flow. Unless the lenders under the New First Lien Credit Facilities waive mandatory prepayments, no prepayments are required under the Second Lien Term Loan Facility until the New First Lien Credit Facilities have been repaid in full.

In connection with the Merger and pursuant to a Letter Agreement, dated as of July 30, 2011 (the “Letter Agreement”), by and among the Company, Gores, certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"), and certain entities affiliated with Black Canyon Capital LLC ("Black Canyon"), we also issued $30,000 in aggregate principal amount of Senior Subordinated Unsecured PIK Notes (the “PIK Notes”) to Gores, certain entities affiliated with Oaktree, and certain entities affiliated with Black Canyon.

On November 7, 2011, we and certain of our subsidiaries entered into a (1) First Amendment to the First Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto (the “First Lien Amendment”) and (2) First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto (the “Second Lien Amendment”).  The First Lien Amendment modifies the First Lien Credit Agreement, dated as of October 21, 2011 (as amended, the “First Lien Credit Agreement”), by and among the Company, General Electric Capital Corporation, as the administrative agent and the collateral agent, ING Capital LLC, as the syndication agent, and the lenders from time to time party thereto, and the Second Lien Amendment modifies the Second Lien Credit Agreement, dated as of October 21, 2011 (as amended, the “Second Lien Credit Agreement”), by and among the Company, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent, Macquarie Capital (USA), Inc., as the syndication agent, and the lenders from time to time party thereto.  Such amendments, among other things:  (1) require us, after giving effect to any permitted acquisition under the First Lien Credit Agreement and Second Lien Credit Agreement, to (a) have liquidity of $10,000 and (b) have a consolidated leverage ratio of at least 0.25 to 1.00 less than the level otherwise required to be met for the most recently completed fiscal quarter for which financial statements have been or were required to be delivered, and (2) cap the amount of pro-forma adjustments to consolidated EBITDA that we can claim as a result of, or in connection with, a permitted acquisition at 25% of the consolidated EBITDA of the target entity.

Interest Rate

As of the closing date, at our election, the interest rate per annum applicable to the loans under the New Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (1) a base rate determined by reference to the higher of (a) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States or, if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board in the Federal Reserve Statistical Release H.15 (519) Selected Interest Rates as the “bank prime loan” rate or if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the administrative agent under the New First Lien Credit Facilities) or any similar release by the Federal Reserve Board (as determined by the administrative agent under the New First Lien Credit Facilities) in the case of the New First Lien Credit Facilities, or the prime lending rate as set forth on the British Banking Association Telerate Page 5, in the case of the Second Lien Term Loan Facility, as applicable, (b) the federal funds effective rate plus 0.50% and (c) (x) a Eurodollar rate applicable for an interest period of one month plus (y) 1.00%, in each case, plus an applicable margin or (2) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin. As of the closing date, the New First Lien Credit Facilities have applicable margins equal to 5.50%, in the case of base rate loans, and 6.50%, in the case of the Eurodollar rate for Eurodollar rate loans, and the New Second Lien Term Loan Facility has applicable margins equal to 10.50%, in the case of base rate loans, and 11.50%, in the case of Eurodollar rate loans. Borrowings under (a) the New First Lien Credits Facilities will be subject to a floor of 1.50% in the case of Eurodollar loans and (b) the New Second Lien Term Loan Facility will be subject to a floor of (x) 2.50% in the case of the base rate for base rate loans and (y) 1.50% in the case of the Eurodollar rate for Eurodollar loans.

Based on current rates, the annual rates of interest currently applicable to our debt are: 8.0% on the New First Lien Term Loan Facility (including the revolving credit facility) and 13.0% on the New Second Lien Term Loan Facility.

Covenants

The New Credit Agreements contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict our ability and our subsidiaries' ability to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make capital expenditures; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; change our lines of business; and change our accounting fiscal year, name or jurisdiction of organization. The affirmative and negative covenants in the New Second Lien Credit Agreement are substantially similar to the New First Lien Credit Agreement, with customary cushions and setbacks.

In addition, under the New Credit Agreements, the Company will be required to maintain a specified minimum consolidated interest coverage ratio and not exceed a specified maximum consolidated leverage ratio as follows.

QUARTER ENDING	MINIMUM CONSOLIDATED INTEREST COVERAGE RATIO	MAXIMUM CONSOLIDATED LEVERAGE RATIO
December 31, 2011	-	-
March 31, 2012	2.00 to 1	5.10 to 1
June 30, 2012	1.85 to 1	5.65 to 1
September 30, 2012	1.95 to 1	5.25 to 1
December 31, 2012	2.00 to 1	4.95 to 1
March 31, 2013	2.15 to 1	4.50 to 1
June 30, 2013	2.20 to 1	4.40 to 1
September 30, 2013	2.30 to 1	4.30 to 1
December 31, 2013	2.30 to 1	4.25 to 1
March 31, 2014	2.35 to 1	3.95 to 1
June 30, 2014	2.35 to 1	3.90 to 1
September 30, 2014	2.40 to 1	3.80 to 1
December 31, 2014	2.40 to 1	3.75 to 1
March 31, 2015	2.40 to 1	3.40 to 1
June 30, 2015	2.45 to 1	3.30 to 1
September 30, 2015	2.50 to 1	3.20 to 1
December 31, 2015	2.55 to 1	3.10 to 1
March 31, 2016	2.60 to 1	2.75 to 1
June 30, 2016	2.70 to 1	2.65 to 1
September 30, 2016	2.80 to 1	2.55 to 1
December 31, 2016	2.90 to 1	2.45 to 1

Events of Default

The New Credit Agreements contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of the other covenants set forth in the New First Lien Credit Agreement or the New Second Lien Credit Agreement, as applicable; cross-default to material indebtedness; bankruptcy events; material unsatisfied judgments; actual or asserted invalidity of any guarantee, security document or subordination provisions; non-perfection of the security interest on a material portion of the collateral; and change of control. The events of default in the New Second Lien Credit Agreement are substantially similar to the New First Lien Credit Agreement, with customary cushions and setbacks. If an event of default occurs and is continuing, the lenders may accelerate amounts due under the New Credit Agreements and exercise other rights and remedies.

Guaranty Agreements

In connection with the New First Lien Credit Facilities, we and certain of our subsidiaries (the “Subsidiary Guarantors”) entered into a Guaranty and Security Agreement (the “First Lien Guaranty and Security Agreement”), dated as of October 21, 2011, in favor of General Electric Capital Corporation as administrative agent and collateral agent. Upon the consummation of the Merger, pursuant to the First Lien Guaranty and Security Agreement, the Subsidiary Guarantors guaranteed amounts borrowed under the New First Lien Credit Facilities. Additionally, amounts borrowed under the New First Lien Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the New First Lien Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of our and each guarantor’s tangible and intangible assets (subject to certain exceptions). In connection with the New Second Lien Term Loan Facility, we and the Subsidiary Guarantors entered into a Guaranty and Security Agreement (the “Second Lien Guaranty and Security Agreement”), dated as of October 21, 2011, in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent. The terms of the Second Lien Guaranty and Security Agreement, the guaranty therein, and the second priority security interest granted thereby, are substantially similar to the terms of the First Lien Guaranty and Security Agreement, each of which are subject to the terms of an intercreditor agreement between General Electric Capital Corporation, ING Capital LLC, Cortland Capital Market

Services LLC, the Company and its subsidiaries who are guarantors.

Amendment to Merger Agreement

On October 21, 2011, we, Merger Sub and Verge entered in a letter agreement (the “Merger Agreement Amendment”) to amend the definitions of certain terms contained in the Merger Agreement. Pursuant to the terms of such amendment, the parties agreed that in lieu of the surviving company reimbursing Westwood and Verge for transactional expenses each paid and incurred prior to the closing of the Merger, such prepaid expenses would instead be included in the calculation of Net Indebtedness (as such term is defined in the Merger Agreement).  Under the terms of the amendment, the parties also agreed to amend the definition of Net Indebtedness to reflect the foregoing and to schedule certain prepaid expenses paid by each party that would be excluded from the calculation of Net Indebtedness.

Amendment to Indemnity and Contribution Agreement

We, Gores, Verge and Triton Media Group, LLC ("Triton") previously entered into an Indemnity and Contribution Agreement, dated as of July 30, 2011 (the “Original Indemnity and Contribution Agreement "). On October 21, 2011, we, Gores, Verge and Triton entered in Amendment No. 1 to the Indemnity and Contribution Agreement (the “Indemnity and Contribution Agreement Amendment") to state that any payment included in the calculation of Net Indebtedness (as such term is defined in the Merger Agreement) to the extent such resulted in an increase in the Indebtedness of Westwood would be excluded from the definition of Covered Payments for which Gores would otherwise have had a reimbursement obligation to Dial Global shareholders.

.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In thousands except share and per share amounts)

EXECUTIVE OVERVIEW

On October 21, 2011, we announced the consummation of the transactions contemplated by the Merger Agreement, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood One, Inc., Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies, LLC) and the Merger Sub, and Verge . Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”). The description of our businesses below is as of September 30, 2011, before the Merger was consummated.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the annual audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K dated August 30, 2011 and filed with the SEC on September 6, 2011 to update our 2010 Form 10-K and retrospectively present our Metro Traffic business (“Metro”) as a discontinued operation. The financial statements included herein do not incorporate the results of Verge, as our Merger did not close until after the end of the third quarter.

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

We are a provider of network radio programming, providing more than 5,000 radio stations with over 150 news, sports, talk, music and entertainment programs, features, live events and digital content reaching over 135 million people weekly. We exchange our content with radio stations for commercial airtime, which we then sell to local, regional and national advertisers. By aggregating and packaging commercial airtime across radio stations nationwide, we offer our advertising customers a cost-effective way to reach a broad audience, as well as to target their audience on a demographic and geographic basis.

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

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns, the timing of the broadcasting of our programming, principally the seasonal nature of sports programming and the perceived quality and cost-effectiveness of our programming by advertisers and affiliates; (3) advertiser demand on a local/regional or national basis for radio-related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; (5) increases or decreases in the size of our advertising sales force; and (6) competitive and alternative programs and advertising mediums.

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

In Network Radio, our business strategy is focused on delivering the best sports, talk, music and entertainment programming, as well as key services, to affiliate and advertising customers. The goal of this strategy is to generate revenue by providing our customers with content and solutions that help them reach and attract their desired customers in the marketplace. To that end, in late 2010 and early 2011 we renewed key programs and partnerships, including our multi-year partnership with the National Football League (NFL) to continue as its primetime partner in Network Radio, including with respect to the NFL playoff games and Super Bowl and our long-standing partnership with the NCAA to be the exclusive Network Radio provider for the NCAA Men's Basketball Championship Tournament.

Our Network Radio content covers several categories and formats, including national news, sports, music, entertainment, and talk radio. In national news and sports, we distribute nationally-branded programs such as CBS Radio News, CNN Radio News, NBC Radio News, and major high-profile sporting events, including the NFL, NCAA football and basketball games and the Winter Olympic Games in 2010. Our Network business features shows that we produce with popular personalities including Dennis Miller, Dr. Oz, Charles Osgood and Billy Bush. We also broadcast signature award shows in the music industry including the Grammy Awards and the Academy of Country Music (ACM) Awards, both of whom we recently renewed our partnerships. Our music and entertainment programming includes concert broadcasts and countdown shows, including Country Music Countdown and CMT Radio Live in partnership with MTV. Our Network Radio business nationally syndicates proprietary and licensed content to radio stations, enabling them to meet their programming needs on a cost-effective basis. We generate revenue from the sale of 30 and 60 second commercial airtime, often embedded in our programming that we bundle and sell to advertisers who want to reach a national audience across numerous radio stations.

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Revenue

For the three months ending September 30, 2011, revenue was $40,878 compared to $44,224 for the comparable period in 2010, a decrease of 7.6%, or $3,346. The decrease in revenue resulted from decreased barter revenue of approximately $2,300 from NFL related programs (which we believe will be utilized in the fourth quarter instead of the third quarter due to the NFL lock-out), lower sports advertising revenue of $1,331 (primarily from NFL related programs) and the absence of $713 of licensing fees related to the 24/7 formats which were sold in July 2011 to Excelsior Radio Networks, LLC ("Excelsior"), a subsidiary of Verge. These were partially offset by increased advertising revenue in our network news programming of $753 and talk and entertainment programs of $344.

Operating Costs

Operating costs for the three months ended September 30, 2011 and 2010 are as follows:

			Favorable / (Unfavorable)
	2011	2010	$ Amount	%
Programming and operating	$18,804	$20,766	$1,962	9.4%
Station compensation	12,708	11,906	(802)	(6.7)%
Payroll and payroll related	5,177	5,365	188	3.5%
Other operating expenses	2,539	3,573	1,034	28.9%
	$39,228	$41,610	$2,382	5.7%

Operating costs decreased $2,382, or 5.7%, to $39,228 in the third quarter of 2011 from $41,610 in the third quarter of 2010. The decrease in operating costs is a result of decreased broadcast rights costs of $1,739 related to the NFL lock-out (included in programming and operating) and lower facility expenses of $615, insurance expense of $367 and promotion and travel expenses of $283 (included in other operating expenses). This was partially offset by higher station compensation of $802 and higher bad debt expense of $304 (included in other operating expenses).

Depreciation and Amortization

Depreciation and amortization increased $210, or 14.3%, to $1,677 in the third quarter of 2011 from $1,467 in the third quarter of 2010. The increase is primarily attributable to the absence in 2011 of $302 for amortization of unfavorable contracts that were recorded as a result of the April 23, 2009 recapitalization and refinancing (and fully amortized by the end of 2010) and our application of “push down” acquisition accounting, partially offset by decreased depreciation of $93.

Corporate General and Administrative Expenses

Corporate, general and administrative expenses decreased $152, or 7.3%, to $1,931 for the three months ending September 30, 2011 compared to $2,083 for the three months ending September 30, 2010. The decrease is principally due to the decreases in payroll and related costs of $456, partially offset by higher stock-based compensation of $196.

Restructuring Charges

During the three months ending September 30, 2011, we recorded $137 in restructuring charges for severance in connection with the 2011 Program. During the three months ending September 30, 2010, we recorded $84 for restructuring charges related to severance for the 2010 Program.

Special Charges

We incurred special charges aggregating $2,550 and $1,350 for the three months ended September 30, 2011 and 2010, respectively. Special charges in the third quarter of 2011 increased $1,200 compared to the third quarter of 2010 as a result of higher Merger-related costs of $2,150 and increased Gores fees of $224. These increases were partially offset by lower charges for debt amendment costs of $847 and costs for corporate development of $297.

Operating Loss

The operating loss for the three months ended September 30, 2011 increased $2,275 to $4,645 from $2,370 for the comparable period in 2010. This increase in the loss is primarily attributable to lower revenue of $3,346, higher special charges related to the Merger of $2,150 and higher depreciation and amortization of $210, partially offset by decreased operating costs of $2,382 and lower debt amendment costs of $847.

Adjusted EBITDA

We use revenue and Adjusted EBITDA as the primary measure of profit and loss for our operating segment. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance.

Adjusted EBITDA for the three months ended September 30, 2011 and 2010 is as follows:

	2011	2010	Change
Operating loss	$(4,645)	$(2,370)	$(2,275)
Depreciation and amortization	1,677	1,467	210
Restructuring charges	137	84	53
Special charges and other	2,550	1,350	1,200
Stock-based compensation (continuing operations)	474	527	(53)
Adjusted EBITDA	$193	$1,058	$(865)

Adjusted EBITDA decreased by $865 to $193 for the three months ended September 30, 2011 compared to income of $1,058 for the comparable period in 2010. The decrease in Adjusted EBITDA was primarily due to decreased revenue of $3,346 (of which $2,300 was decreased barter revenue related to NFL programs), higher station compensation of $802 and higher other operating costs for bad debt expense of $304. The decrease was partially offset by lower operating costs for broadcast rights expense of $1,739, lower costs for facility expense of $615, insurance expense of $367 and promotion and travel expense of $283.

Interest Expense

Interest expense decreased $1,172, or 55.9%, to $923 in the third quarter of 2011 from $2,095 in the third quarter of 2010, reflecting lower amendment fees related to the Senior Notes of $748 and lower interest expense of $116 on the Credit Facility as a result of a lower average outstanding balance. Interest expense included in discontinued operations of $3,727 for the three months ended September 30, 2010, was related to the Senior Notes repaid in connection with the Metro Sale Transaction.

Other Income (Expense)

Other income in the third quarter of 2011 was $4,946, primarily from the $4,908 gain from the sale of our 24/7 formats. Other expense in the third quarter of 2010 was $1,920 which represents the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constituted an embedded derivative and was valued in our third quarter 2010 financial statements in accordance with derivative accounting.

Income Tax Expense (Benefit)

Income tax expense in the third quarter of 2011 was $60 compared with a tax benefit of $(1,917) in the third quarter of 2010. Our effective tax rate for the quarter ended September 30, 2011 was approximately (9.6)% as compared to 30.0% for the comparable period in 2010. The higher income tax expense in 2011 compared to a benefit in 2010 and the change in the tax rate is primarily the result of an adjustment to the tax provision for prior quarters tax expense of $457. The higher income tax expense is also a result of a significantly lower pre-tax loss of $5,763 in 2011, primarily from the gain on sales our 24/7 networks of $4,908 and lower interest expense of $1,172.

Net Loss from Continuing Operations

Our net loss from continuing operations for the third quarter of 2011 decreased $3,786 to $682 from a net loss from continuing operations of $4,468 in the third quarter of 2010, which is primarily attributable to the 2011 gain on the sale of our 24/7 formats of $4,908, lower interest expense of $1,172 and the absence of the 2010 other expense related to the Gores $10,000 equity commitment of $1,920, partially offset by a higher income tax expense of $1,977. Net loss per share from continuing operations for basic and diluted shares was $(0.03) in the third quarter of 2011, compared with net loss per share from continuing operations for basic and diluted of $(0.21) in the third quarter of 2010. Weighted average shares outstanding were higher in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the issuance to Gores of 769,231 common shares in September 2010 and 1,186,240 common shares in February 2011.

Income (Loss) from Discontinued Operations

Income from discontinued operations for Metro Traffic for the third quarter of 2011of $1,678 included a tax benefit of $1,642 related to capital gain offsets related to the sale of assets. This compared to a loss of $2,771 in the third quarter of 2010. The decrease in the loss is primarily from lower interest expense of $3,727 as a result of the repayment of the Senior Notes (excluding those held by Gores) on April 29, 2011 as part of the Metro Sale Transaction and the absence of the Metro operations in the 2011 results and the absence of the 2010 losses from operations of $743.

Gain on Metro Sale Transaction

We recorded an adjustment to the gain on the Metro Sale Transaction of $413 in the third quarter of 2011 related to certain employee- related benefit expenses. The Metro Sale Transaction resulted in a capital loss for income tax purposes due to the difference between book and tax basis in part due to a book goodwill impairment charge. In the third quarter we updated our analysis of our ability to utilize these losses in connection with the sale of the 24/7 formats. We do not expect to utilize any of the remaining losses as of September 30, 2011.

Net Income (Loss)

Our net income for the third quarter of 2011 increased $8,648 to $1,409 from a net loss of $7,239 in the third quarter of 2010, which is primarily attributable to higher income from continuing operations of $3,786 and a lower loss from discontinued operations of $4,449. Net income per share for basic and diluted shares was $0.06 in the third quarter of 2011, compared with net loss per share for basic and diluted of $(0.35) in the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenue

For the nine months ending September 30, 2011, revenue decreased $6,463, or 4.6%, to $133,372 compared with $139,835 for the nine months ending September 30, 2010. The decrease in revenue resulted from lower sports advertising of $4,596 (primarily from NFL related programs, the absence of the Olympics and NCAA basketball), decreased barter revenue from NFL related programs of approximately $2,300, (which we believe will be utilized in the fourth quarter instead of the third quarter due to the NFL lock-out) and the absence of $713 of licensing fees related to the 24/7 formats which were sold in July 2011. These were partially offset by increased advertising revenue in our network news programming of $1,227 and music programs of $554.

Operating Costs

Operating costs for the nine months ended September 30, 2011 and 2010 are as follows:

			Favorable / (Unfavorable)
	2011	2010	$ Amount	%
Programming and operating	$68,371	$67,028	$(1,343)	(2.0)%
Station compensation	37,951	34,729	(3,222)	(9.3)%
Payroll and payroll related	15,938	16,535	597	3.6%
Other operating expenses	11,712	12,046	334	2.8%
	$133,972	$130,338	$(3,634)	(2.8)%

Operating costs increased $3,634, or 2.8%, to $133,972 in the nine months ended September 30, 2011 from $130,338 in the nine months ended September 30, 2010. The increase in operating costs is a result of increased station compensation of $3,222, higher broadcast rights costs of $2,220, bad debt expense of $911 and computer services of $295. This was partially offset by a decrease in facilities expenses of $1,039 (included in other operating expense), lower payroll and related expenses of $597 and lower distribution costs of $456 (included in programming and operating).

Depreciation and Amortization

Depreciation and amortization increased $757, or 17.6%, to $5,070 in the first nine months of 2011 from $4,313 in the first nine months of 2010. The increase is primarily attributable to the absence in 2011 of $809 for amortization from unfavorable contracts that were recorded as a result of the April 23, 2009 recapitalization and refinancing (and fully amortized by the end of 2010).

Corporate General and Administrative Expenses

Corporate, general and administrative expenses decreased $1,650, or 20.0%, to $6,604 for the nine months ending September 30, 2011 compared to $8,254 for the nine months ending September 30, 2010. The decrease is principally due to the decreases in payroll and related costs of $1,066 and accounting and audit fees of $998, partially offset by an increase in insurance and related costs of $214 and legal fees of $280.

Restructuring Charges

During the nine months ending September 30, 2011 and 2010, we recorded $1,911 and $243, respectively, for restructuring charges. For the 2011 period, restructuring charges included $850 related to the termination of a programming agreement and $1,061 for severance costs related to the 2011 Program. For the 2010 period, the costs incurred were for severance of $243.

Special Charges

We incurred special charges aggregating $4,474 and $3,878 in the first nine months of 2011 and 2010, respectively. Special charges in the first nine months of 2011 increased $596 compared to the first nine months of 2010 as a result of higher Merger-related costs of $2,150 and increased Gores fees of $431. These increases were partially offset by lower debt amendment costs of $1,211, absence of the 2010 charge for an employment claim settlement of $493, fees related to the the April 23, 2009 recapitalization and refinancing of $192 and costs for corporate development of $89.

Operating Loss

The operating loss for the nine months ended September 30, 2011 increased to $18,659 from $7,191 for the comparable period in 2010. This increased loss is primarily attributable to lower revenue of $6,463, increased operating costs of $3,634 and increased restructuring costs of $1,668, partially offset by lower corporate expense of $1,650.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010	Change
Operating loss	$(18,659)	$(7,191)	$(11,468)
Depreciation and amortization	5,070	4,313	757
Restructuring charges	1,911	243	1,668
Special charges and other (1)	4,474	4,474	—
Stock-based compensation (continuing operations)	1,543	1,751	(208)
Adjusted EBITDA	$(5,661)	$3,590	$(9,251)

(1)	Special charges and other includes expense of $596 are classified as general and administrative expense on the Statement of Operations for the nine month period ended September 30, 2010.

Adjusted EBITDA (loss) increased by $9,251 to a loss of $(5,661) in 2011 compared to income of $3,590 in 2010. The increase in Adjusted EBITDA (loss) was primarily due to decreases in revenue of $6,463 (which included $2,300 of decreased barter revenue related to NFL programs), as described above, and increases in operating costs for station compensation expense of $3,222, broadcast rights expense of $2,220 (which included $2,372 of non-cash broadcast rights related to a new sports programming agreement), bad debt expense of $911 and computer services expense of $295, partially offset by lower distribution expense of $456.

Interest Expense

Interest expense decreased $1,831, or 34.3%, to $3,512 in the first nine months of 2011 from $5,343 in the first nine months of 2010, reflecting lower amendment fees related to the Senior Notes of $1,496. Interest expense included in the loss from discontinued operations of $5,000 and $11,848 for the nine months ended September 30, 2011 and 2010, respectively, is related to the Senior Notes that were repaid in connection with the Metro Sale Transaction.

Other Income (Expense)

Other income in the first nine months of 2011 was $6,042, which included $4,908 for a gain from the sale of our 24/7 formats and $1,096 for the fair market value adjustment related to the Gores $10,000 equity commitment. Such commitment constituted an embedded derivative and expired on February 28, 2011, the date Gores satisfied the $10,000 Gores equity commitment (see Note 7 - Debt). Other (expense) in the first nine months of 2010 was $(1,920), which represented the fair market value adjustment related to the Gores $10,000 equity commitment.

Income Tax Benefit

Income tax benefit in the first nine months of 2011 was $6,908 compared with a tax benefit of $5,816 in the first nine months of 2010. Our effective tax rate for the nine months ended September 30, 2011 was approximately 42.8% as compared to 40.2% for the comparable period in 2010. The higher income tax benefit in 2011 is primarily the result of higher pre-tax losses, excluding the gain on sale of assets, and the net tax benefit of $508 related primarily to the release of certain state and local tax positions and settlements, partially offset by the 2011 valuation allowance of $281.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended September 30, 2011 increased $585 to $9,221 from a net loss from continuing operations of $8,636 in the comparable period of 2010, which is primarily attributable to a lower revenue of $6,463, higher operating costs of $3,364, higher restructuring expense of $1,668 and higher special charges of $596, partially offset by a gain from the sale of our 24/7 formats of $4,908, the change of $3,016 in the fair value of the Gores $10,000 equity commitment, lower corporate expense of $1,650, higher income tax benefit of $1,092 and lower interest expense of $1,831. Net loss per share from continuing operations for basic and diluted shares was $(0.41) for the nine months ended September 30, 2011, compared with net loss per share from continuing operations for basic and diluted of $(0.42) for the nine months ended September 30, 2010. Weighted average shares outstanding were higher in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the issuance to Gores of 769,231 common shares in September 2010 and 1,186,240 common shares in February 2011.

Loss from Discontinued Operations

Loss from discontinued operations for Metro Traffic for the nine months ended September 30, 2011 decreased $5,865 to a loss of $4,879 from a loss of $10,744 in the comparable period of 2010. The decrease is primarily from lower interest expense of $6,848 as a result of repayment of the Senior Notes (excluding those held by Gores) on April 29, 2011 as part of the Metro Sale Transaction. This decrease was partially offset by a lower income tax benefit of $688.

Gain on Metro Sale Transaction

We recorded a gain of $19,726 on the Metro Sale Transaction in the nine months ended September 30, 2011. The Metro Sale Transaction resulted in a capital loss for income tax purposes due to the difference between book and tax basis in part due to a book goodwill impairment charge. We concluded in the second quarter that it was more likely than not that we would not realize a benefit from this capital loss. Accordingly, a full valuation allowance was recorded. Therefore, no net tax expense/benefit was provided on the Metro Sale Transaction in the second quarter 2011. In the third quarter we updated our analysis of our ability to utilize these losses in connection with the sale of the 24/7 formats. We do not expect to utilize any of the remaining losses as of September 30, 2011.

Net Income (Loss)

Our net income for the nine months ended September 30, 2011 increased $25,006 to $5,626 from a net loss of $19,380 in the comparable period of 2010, which is primarily attributable to the gain on the Metro Sale Transaction of $19,726 and the lower net loss from discontinued operations of $5,865. Net income per share for basic and diluted shares was $0.25 for the nine month ended September 30, 2011, compared with net loss per share for basic and diluted of $(0.94) in the comparable period of 2010.

Cash Flow, Liquidity and Debt

Cash flows for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Net cash (used in) provided by operating activities	$(24,751)	$7,426	$(32,177)
Net cash provided by (used in) investing activities	117,189	(7,058)	124,247
Net cash used in financing activities	(90,643)	(1,134)	(89,509)
Net increase (decrease) in cash and cash equivalents	1,795	(766)	$2,561
Cash and cash equivalents, beginning of period	2,938	4,824
Cash and cash equivalents, end of period	$4,733	$4,058

Net cash (used in) provided by operating activities was ($24,751) for the nine months ended September 30, 2011 and $7,426 for the nine months ended September 30, 2010, a decrease of $32,177 in net cash provided by operating activities. The decrease was principally attributable to the absence of the 2010 federal tax refund of $12,940, the 2011 repayment of PIK interest of $10,895 (in connection with the repayment of the non-Gores Senior Notes), decreases in other non-cash items of $10,376 and changes in other assets and liabilities of $590, partially offset by changes in deferred taxes of $2,252.

Capital expenditures for the nine months ended September 30, 2011 decreased to $2,761, compared to $7,058 for the first nine months of 2010. The 2011 expenditures were primarily related to an investment in internal use software. Net proceeds from the Metro Sale Transaction were $115,000 and net proceeds from the sale of our 24/7 formats were $4,950.

Cash used in financing activities was $90,643 for the nine months ended September 30, 2011 compared to $1,134 in the nine months ended September 30, 2010. On April 28, 2011, we repaid $92,180 in principal of our Senior Notes. On February 28, 2011, as part of the Securities Purchase Agreement amendment entered into on August 17, 2010, Gores purchased 1,186,240 shares of common stock for $10,000. In the third quarter of 2011, we repaid $8,000 of our Senior Credit Facility. In the first nine months of 2011, we received $583 from employee option exercises to purchase 97,198 shares of our common stock and we made payments on capital and finance lease obligations of $1,046. In the first nine months of 2010, we borrowed $10,000 under our Senior Credit

Facility, Gores purchased 769,231 shares of common stock for $5,000 and we repaid $15,500 of our Senior Notes and $634 on our capital and finance lease obligations

Liquidity and Capital Resources

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

At September 30, 2011, our principal sources of liquidity were our cash and cash equivalents of $4,733 and borrowing availability of $11,781 under our revolving credit facility, which equaled $16,514 in total liquidity. Our liquidity was bolstered as a result of the $4,950 in proceeds we received as a result of the sale of our 24/7 formats to Excelsior, a subsidiary of Verge.

As a result of the Merger that closed on October 21, 2011 and based on our 2011-2012 financial projections, which we believe used reasonable assumptions regarding the then economic environment, we estimate that cash flows from operations will be sufficient to fund our cash requirements, including scheduled interest payments on our outstanding indebtedness and projected working capital needs, for at least the next 12 months. Notwithstanding our forecast and these actions, if our operating income does not meet our current financial projections, we may not have sufficient liquidity available to us to invest in our business to the extent we currently anticipate.

Indebtedness

On October 21, 2011, in connection with the Merger, we entered into new credit agreements (see below under "New Credit Agreements"). A summary of our debt as of September 30, 2011 (prior to the Merger) follows.

Pre-Merger Indebtedness

As of September 30, 2011, our debt totaled $37,610 and consisted $10,610 of Senior Notes due to Gores and $27,000 under the Senior Credit Facility, consisting of a $20,000 unsecured, non-amortizing term loan and $7,000 outstanding under our revolving credit facility (not including $1,219 of letters of credit issued under the Senior Credit Facility). The term loan and revolving credit facility (i.e., the “Senior Credit Facility”) were scheduled to mature on October 15, 2012 and guaranteed by our subsidiaries and Gores. The Senior Notes bore interest at 15.0% per annum, payable 10% in cash and 5% PIK interest. The PIK interest accreted and was added to principal quarterly, but was not payable until maturity. As of September 30, 2011, the accrued PIK interest was $1,321. The Senior Notes could be prepaid at any time, in whole or in part, without premium or penalty. Payment of the Senior Notes was mandatory upon, among other things, certain asset sales and the occurrence of a “change of control” (as such term is defined in the Securities Purchase Agreement governing the Senior Notes). The Senior Notes were guaranteed by our subsidiaries and secured by a first priority lien on substantially all of our assets. Effective as of the date of the waiver and fourth amendment to the debt agreements (April 12, 2011), the Senior Notes held by Gores were fully subordinated to the Senior Notes held by non-Gores holders, including in connection with any future pay down of Senior Notes from the proceeds of any asset sale (as occurred on April 29, 2011 when we sold Metro Traffic).

As part of the second amendment to the Securities Purchase Agreement, we agreed to pay, on the maturity date (or any earlier date on which the Senior Notes become due and payable), to each holder of the Senior Notes a fee equal to 2% of the outstanding principal amount of the Senior Notes held by each noteholder as of December 31, 2010 (all such fees collectively, the “Senior Leverage Amendment Fee”). As a result of the fifth amendment to the Securities Purchase Agreement entered into on April 29, 2011, the Senior Leverage Amendment Fee was due and payable on the earliest to occur of: (1) October 15, 2012, (2) the date on which the Senior Notes held by Gores are paid in full, surrendered or refinanced and (3) the date on which all of the collateral securing the Senior Notes is released. As discussed in Note 16 - Subsequent Event, the closing of the Merger included the refinancing of the Senior Notes held by Gores and accordingly, the Senior Leverage Amendment Fee of $2,433 was due and paid on October 21, 2011.

As a result of the waiver and fourth amendments to the debt agreements we entered into on April 12, 2011, a 5% leverage fee was to be imposed effective October 1, 2011 unless we provided satisfactory documentation to the holders of our Senior Notes that (1) our debt leverage ratio for any LTM period complied with any of the following debt levels for the five quarters beginning on September 30, 2011: 5.00, 5.00, 4.50, 3.50 and 3.50, and (2) more than 50% of the outstanding amount of Senior Notes held by the non-Gores holders were repaid as of such quarterly measurement date. To the extent due, the 5% leverage fee would equal 5% of the Senior Notes outstanding for the period beginning October 1, 2011, and accrue on a daily basis from such date until the fee amount was paid in full. The fee would be payable on the earlier of maturity (October 15, 2012) or the date on which the Senior Notes are paid. As described in Note 1 - Basis of Presentation above, when we calculated Adjusted EBITDA on September 30, 2011 (measured by dividing the principal amount of our Senior Notes outstanding on September 30, 2011 by the sum of our Adjusted EBITDA for the prior four completed fiscal quarters, specifically including Adjusted EBITDA from continuing operations in the third quarter of 2011), our debt leverage ratio was greater than the 5.00 level and the 5% leverage fee became accruable on October 1, 2011. The fee was equal to 5% of the Senior Notes outstanding for the period beginning October 1, 2011 and accrued on a daily basis from such date until paid in full. The 5% leverage fee of $29 was paid on October 21, 2011 in connection with the Merger and the corresponding refinancing of our debt.

As of September 30, 2011, loans under our existing Credit Agreement (which governs the Senior Credit Facility) bore interest at our option at either LIBOR plus 4.0% per annum or a base rate plus 4.0% per annum.

New Credit Agreements
On October 21, 2011, in connection with the consummation of the Merger, we, as borrower, entered into (1) a First Lien Credit Agreement, dated as of October 21, 2011, with General Electric Capital Corporation, as administrative agent and collateral agent, ING Capital LLC, as syndication agent, and the lenders party thereto from time to time (the “New First Lien Credit Agreement”) and (2) a Second Lien Credit Agreement, dated as of October 21, 2011, with Cortland Capital Market Services LLC, as administrative agent and collateral agent, and Macquarie Capital (USA), Inc., as syndication agent, and the lenders party thereto from time to time (as amended, the “New Second Lien Credit Agreement” and, together with the New First Lien Credit Agreement, the “New Credit Agreements”). As described below, the New Credit Agreements were amended on November 7, 2011.

General Terms

The New First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “New First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “New First Lien Revolving Credit Facility” and, together with the New First Lien Term Loan Facility, the “New First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the New First Lien Revolving Credit Facility. The New Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “New Second Lien Term Loan Facility” and, together with the New First Lien Term Loan Facility, the “New Term Loan Facilities”; the New Term Loan Facilities collectively with the New First Lien Revolving Credit Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the New Term Loan Facilities was drawn, $9,600 in revolving loans were drawn, and approximately $2,020 of letters of credit were either rolled into the New First Lien Credit Facilities or issued in order to backstop existing letters of credit under Westwood One's or Excelsior Radio Networks, LLC's prior credit agreements, which were repaid as of the consummation of the Merger.

The New First Lien Revolving Credit Facility has a five-year maturity. The New First Lien Term Loan Facility also has a five-year maturity. The New Second Lien Term Loan Facility has a five-year nine-month maturity. The principal amount of the New First Lien Term Loan Facility amortizes in quarterly installments equal to 2.5% (per annum) of the original principal amount of the New First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance payable at maturity. The entire amount of the New Second Lien Term Loan Facility is payable at maturity.

Subject to certain exceptions, the New Credit Facilities are subject to mandatory prepayments in amounts equal to: (a) 100% of the net cash proceeds from certain sales or other dispositions of assets (including as a result of casualty or condemnation) by us or any of our subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (b) 100% of the net cash proceeds from issuances or incurrences of debt by us or any of our subsidiaries (other than indebtedness permitted by the New Credit Agreements); and (c) beginning with the first full fiscal year after the closing date (2012), 75% of our annual excess cash flow. Unless the lenders under the New First Lien Credit Facilities waive mandatory prepayments, no prepayments are required under the Second Lien Term Loan Facility until the New First Lien Credit Facilities have been repaid in full.

In connection with the Merger and pursuant to a Letter Agreement, dated as of July 30, 2011 (the “Letter Agreement”), by and among the Company, Gores, certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"), and certain entities affiliated with Black Canyon Capital LLC ("Black Canyon"), we also issued $30,000 in aggregate principal amount of Senior Subordinated Unsecured PIK Notes (the “PIK Notes”) to Gores, certain entities affiliated with Oaktree, and certain entities affiliated with Black Canyon.

On November 7, 2011, we and certain of our subsidiaries entered into a (1) First Amendment to the First Lien Credit Agreement,

dated as of November 7, 2011, with the lenders party thereto (the “First Lien Amendment”) and (2) First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto (the “Second Lien Amendment”).  The First Lien Amendment modifies the First Lien Credit Agreement, dated as of October 21, 2011 (as amended, the “First Lien Credit Agreement”), by and among the Company, General Electric Capital Corporation, as the administrative agent and the collateral agent, ING Capital LLC, as the syndication agent, and the lenders from time to time party thereto, and the Second Lien Amendment modifies the Second Lien Credit Agreement, dated as of October 21, 2011 (as amended, the “Second Lien Credit Agreement”), by and among the Company, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent, Macquarie Capital (USA), Inc., as the syndication agent, and the lenders from time to time party thereto.  Such amendments, among other things:  (1) require us, after giving effect to any permitted acquisition under the First Lien Credit Agreement and Second Lien Credit Agreement, to (a) have liquidity of $10,000 and (b) have a consolidated leverage ratio of at least 0.25 to 1.00 less than the level otherwise required to be met for the most recently completed fiscal quarter for which financial statements have been or were required to be delivered, and (2) cap the amount of pro-forma adjustments to consolidated EBITDA that we can claim as a result of, or in connection with, a permitted acquisition at 25% of the consolidated EBITDA of the target entity.

As of November 4, 2011, we have a $155,000 first lien term loan; an $85,000 second lien term loan, $30,000 in aggregate principal amount of PIK Notes outstanding and a $25,000 revolving credit facility under which $4,600 has been drawn (not including $2,020 in letters of credit used as security on various leased properties and issued thereunder).

Interest Rate

As of the closing date, at our election, the interest rate per annum applicable to the loans under the New Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (1) a base rate determined by reference to the higher of (a) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States or, if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board in the Federal Reserve Statistical Release H.15 (519) Selected Interest Rates as the “bank prime loan” rate or if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the administrative agent under the New First Lien Credit Facilities) or any similar release by the Federal Reserve Board (as determined by the administrative agent under the New First Lien Credit Facilities) in the case of the New First Lien Credit Facilities, or the prime lending rate as set forth on the British Banking Association Telerate Page 5, in the case of the Second Lien Term Loan Facility, as applicable, (b) the federal funds effective rate plus 0.50% and (c) (x) a Eurodollar rate applicable for an interest period of one month plus (y) 1.00%, in each case, plus an applicable margin or (2) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin. As of the closing date, the New First Lien Credit Facilities have applicable margins equal to 5.50%, in the case of base rate loans, and 6.50%, in the case of the Eurodollar rate for Eurodollar rate loans, and the New Second Lien Term Loan Facility has applicable margins equal to 10.50%, in the case of base rate loans, and 11.50%, in the case of Eurodollar rate loans. Borrowings under (a) the New First Lien Credits Facilities will be subject to a floor of 1.50% in the case of Eurodollar loans and (b) the New Second Lien Term Loan Facility will be subject to a floor of (x) 2.50% in the case of the base rate for base rate loans and (y) 1.50% in the case of the Eurodollar rate for Eurodollar loans.

Based on current rates, the annual rates of interest currently are: 8.0% on the New First Lien Term Loan Facility (including the revolving credit facility) and 13.0% on the New Second Lien Term Loan Facility.

Covenants

The New Credit Agreements contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict our ability and our subsidiaries' ability to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make capital expenditures; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; change our lines of business; and change our accounting fiscal year, name or jurisdiction of organization. The affirmative and negative covenants in the New Second Lien Credit Agreement are substantially similar to the New First Lien Credit Agreement, with customary cushions and setbacks.

In addition, under the New Credit Agreements, beginning with the quarter ending March 31, 2012, we will be required to maintain a specified minimum consolidated interest coverage ratio and not exceed a specified maximum consolidated leverage ratio as follows.

QUARTER ENDING	MINIMUM CONSOLIDATED INTEREST COVERAGE RATIO	MAXIMUM CONSOLIDATED LEVERAGE RATIO
December 31, 2011	-	-
March 31, 2012	2.00 to 1	5.10 to 1
June 30, 2012	1.85 to 1	5.65 to 1
September 30, 2012	1.95 to 1	5.25 to 1
December 31, 2012	2.00 to 1	4.95 to 1
March 31, 2013	2.15 to 1	4.50 to 1
June 30, 2013	2.20 to 1	4.40 to 1
September 30, 2013	2.30 to 1	4.30 to 1
December 31, 2013	2.30 to 1	4.25 to 1
March 31, 2014	2.35 to 1	3.95 to 1
June 30, 2014	2.35 to 1	3.90 to 1
September 30, 2014	2.40 to 1	3.80 to 1
December 31, 2014	2.40 to 1	3.75 to 1
March 31, 2015	2.40 to 1	3.40 to 1
June 30, 2015	2.45 to 1	3.30 to 1
September 30, 2015	2.50 to 1	3.20 to 1
December 31, 2015	2.55 to 1	3.10 to 1
March 31, 2016	2.60 to 1	2.75 to 1
June 30, 2016	2.70 to 1	2.65 to 1
September 30, 2016	2.80 to 1	2.55 to 1
December 31, 2016	2.90 to 1	2.45 to 1

Events of Default

The New Credit Agreements contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of the other covenants set forth in the New First Lien Credit Agreement or the New Second Lien Credit Agreement, as applicable; cross-default to material indebtedness; bankruptcy events; material unsatisfied judgments; actual or asserted invalidity of any guarantee, security document or subordination provisions; non-perfection of the security interest on a material portion of the collateral; and change of control. The events of default in the New Second Lien Credit Agreement are substantially similar to the New First Lien Credit Agreement, with customary cushions and setbacks. If an event of default occurs and is continuing, the lenders may accelerate amounts due under the New Credit Agreements and exercise other rights and remedies.

Guaranty Agreements

In connection with the New First Lien Credit Facilities, we and certain of our subsidiaries (the “Subsidiary Guarantors”) entered into a Guaranty and Security Agreement (the “First Lien Guaranty and Security Agreement”), dated as of October 21, 2011, in favor of General Electric Capital Corporation as administrative agent and collateral agent. Upon the consummation of the Merger, pursuant to the First Lien Guaranty and Security Agreement, the Subsidiary Guarantors guaranteed amounts borrowed under the New First Lien Credit Facilities. Additionally, amounts borrowed under the New First Lien Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the New First Lien Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of our and each guarantor's tangible and intangible assets (subject to certain exceptions). In connection with the New Second Lien Term Loan Facility, we and the Subsidiary Guarantors entered into a Guaranty and Security Agreement (the “Second Lien Guaranty and Security Agreement”), dated as of October 21, 2011 in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent. The terms of the Second Lien Guaranty and Security Agreement, the guaranty therein, and the second priority security interest granted thereby, are substantially similar to the terms of the First Lien Guaranty and Security Agreement, each of which are subject to the terms of an intercreditor agreement between General Electric Capital Corporation, ING Capital LLC, Cortland Capital Market Services LLC, the Company and its subsidiaries who are guarantors.

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

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, and the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Included below are risk factors arising from our recent merger (the “Merger”) with Verge Media Companies ("Verge"), as set forth in the Agreement and Plan of Merger dated as of July 30, 2011 (as amended, the “Merger Agreement”) which Merger closed on October 21, 2011. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Risks Related to the Merger

Our indebtedness following the Merger is substantial.

The combined company has approximately $274,600 of indebtedness and both cash and accrued interest on this debt is substantial. As described in more detail under “Note 7 - Debt” above, our new indebtedness contains negative and financial covenants that will limit the operational flexibility of the combined company. This increased indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.

The anticipated benefits of the Merger may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on the combined company's ability to successfully combine the businesses of Westwood One and Verge, which prior to the closing of the Merger, operated as independent companies, and realize the anticipated benefits, including synergies, cost savings, innovation. operational efficiencies and growth opportunities, from the combination. As an example, we may not be able to eliminate the duplicative costs we have planned to eliminate or we may incur expenses not presently contemplated by us as a result of the integration of the two businesses. We also incurred significant transaction costs in connection with the Merger which we anticipate will be offset by our planned cost savings. If we are unable to achieve our objectives within the anticipated time frame, the anticipated net benefits may not be realized fully or at all, or may take longer to realize than expected. If any of the foregoing should occur, or we are unable to meet investors' expectations or achieve our long-term growth objectives, the value of the combined company's common stock may be harmed.

The Merger involves the integration of two businesses, which is a complex and time-consuming process and could result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the devotion of management's attention to the Merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique corporate cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing clients and attracting new clients;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations and facilities;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Even if we are able to successfully integrate the companies, there is a possibility that the Merger will not further our business strategy as we anticipate.

Due to legal restrictions, prior to the closing, we undertook only general and limited planning regarding the integration of the two companies. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized when anticipated. Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company.

Our financial results depend on our ability to maintain our relationships with advertisers, stations, customers and vendors, which relationships could potentially be affected by the Merger.

A substantial portion of the revenue we receive is a result of relationships with clients, customers and vendors and our future success will depend in part of our ability to maintain these client relationships and resolve potential conflicts that may arise. Our clients and vendors may have termination or other rights that may be triggered by the Merger, or these clients or vendors may decide not to maintain their level of business or to renew their existing relationships with us. If we are unable to maintain these relationships, our business, financial results and financial condition could be adversely affected.

The market price of our common stock may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger if, among other things, (1) we are unable to achieve the expected growth in earnings, (2) if the operational cost savings estimates in connection with the integration of Verge's business with ours are not realized or (3) if the transaction costs related to the Merger are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by investors or analysts or if the effect of the Merger on our financial results is not consistent with their expectations.

The Merger substantially reduced the percentage ownership interests of the pre-Merger Westwood stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

In connection with the Merger, we issued 34.2 million shares of our Class B common stock to Verge's stockholders, which represents approximately 59% of the common stock of the combined company after the Merger. We could encounter additional integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger, or unforeseen liabilities or other issues resulting from the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

Risks Related to Our Business and Industry

We have significantly increased the amount of our indebtedness and have limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.

After the Merger which closed on October 21, 2011, we have a $155,000 first lien term loan; an $85,000 second lien term loan, $30,000 in aggregate principal amount of PIK Notes outstanding and a $25,000 revolving credit facility under which $4,600 has been drawn (not including $2,020 in letters of credit used as security on various leased properties and issued thereunder). Our ability to service our debt for the next twelve months will depend on our financial performance in an uncertain and unpredictable economic environment, competitive pressures and most significantly, our ability to achieve the cost-savings/synergies predicted as a part of the integration of the companies involved in the Merger, which synergies are significant. Also, as was the case with our former indebtedness, our New Credit Facilities include substantial non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimum baskets. If our operating results decline and we do not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under our New Credit Facilities, we would be in default under the terms of the agreements governing our New Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

We have a history of operating losses and there can be no assurance that our performance will improve, even after taking into account our Merger with Verge, which was profitable in 2010. If we were to continue to incur operating losses, we could lack sufficient funds to continue to operate our business in the ordinary course.

Westwood's annual operating income declined from $725 in 2007 (when adjusted to eliminate the results of Metro Traffic which was sold in April 2011) to an operating loss in 2010 of $12,803.  More recently, but prior to the completion of our Merger with Verge, Westwood's operating loss for the nine months ended September 30, 2011 increased to $18,659 from $7,191 for the comparable period in 2010 primarily as a result of lower revenue of $6,463, increased operating costs of $3,634 and increased restructuring costs of $1,668, partially offset by lower corporate expense of $1,650.

Our operating results have been significantly affected by the economic downturn that commenced in 2008.  During the economic downturn, advertisers and the agencies that represent them increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory re-negotiated booked orders and released advertising funds as late as possible in the cycle. Although the economy has shown signs of improvement, the overall economic recovery, especially in the advertising marketplace, has been slower than we projected and radio industry analysts had forecast.  Advertisers' demands and advertising budgets have not improved to pre-recession levels, and we cannot provide any assurance as to whether we will be able to continue to increase our operating performance.  If a double-dip recession were to occur or if we do not generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.

The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.

As described above, after the Merger, we have a $155,000 first lien term loan which bears interest at 8.0% per annum; an $85,000 second lien term loan which bears interest at 13.0% per annum, $30,000 in aggregate principal amount of PIK Notes outstanding which bear interest at 15.0% per annum and a $25,000 revolving credit facility under which $4,600 is drawn (not including $2,020 in letters of credit). As a result the interest on our current debt on an annualized basis is approximately $31,373. If the economy does not improve more significantly and advertisers continue to maintain reduced budgets, if our financial results continue to come under pressure or if we suffer unanticipated adverse effects as a result of our Merger (e.g., loss of customers, failure to realize synergies on a timely basis, incurrence of additional unexpected costs in connection with the integration of the businesses), we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming, or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

If our operating results do not achieve our financial projections, we may require additional funding, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.

We are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and we are facing increased cost pressures as described above. In connection with the Merger, our old indebtedness was refinanced in full and the combined company now has approximately $274,600 outstanding in indebtedness, which includes $4,600 outstanding under our $25,000 revolver (not including $2,020 in letters of credit used as security on various leased properties and issued thereunder) and $30,000 in PIK Notes. If our operating results fall short of our financial projections, we may need additional funds. If further financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio's owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our March 2008 arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. Since implementing the new arrangement in early 2008, CBS Radio has delivered improved audience levels and broadcast more advertising inventory than it had under our previous arrangement. However, there can be no assurance that CBS Radio will maintain these higher levels and these higher levels mean our station compensation payable to CBS Radio has been significantly increased. As part of the cost reduction actions we undertook in early 2010 to reduce station compensation expense, we and CBS Radio mutually agreed to enter into an arrangement, effective on February 15, 2010, to give back inventory delivered by CBS Radio which resulted in a commensurate reduction in the cash compensation we pay to them. In order to offset our return of inventory to CBS Radio and to help deliver consistent RADAR audience levels over time, we added incremental inventory from non-CBS stations. We actively manage our inventory, including by purchasing additional inventory for cash. While our arrangement with CBS Radio is scheduled to terminate in 2017, there can be no assurance that such arrangement will not be breached by either party. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

Our ability to improve our operating results largely depends on the audiences we deliver to our advertisers.

Our revenue is derived from advertisers who purchase commercial time based on the audience reached by those commercials. Advertisers determine the audience(s) they want to reach according to certain criteria, including the size of the audience, their demographics (e.g., gender, age), the market and daypart in which their commercials are broadcast and the format of the station on which the commercials are broadcast. The new electronic audience measurement technology known as The Portable People Meter™, or PPM™, introduced in 2007 impacted audience levels for most programming across the radio industry in the first few years of its introduction (2008-2010). However, in the most recent book, RADAR 110, that reported ratings for our RADAR inventory (which comprises approximately half of our total inventory) the first 33 markets (including 19 of the top 20 markets) were fully incorporated into the ratings books and all 48 markets have been incorporated (at some level) into the RADAR books which leads us to believe the impact of PPM has been largely absorbed by the marketplace. However, we may continue to be impacted by PPM as 15 markets have yet to be fully incorporated into the ratings books. Audience levels also can change for several reasons other than PPM, including changes in the radio stations included in a RADAR network, such stations' clearance rates for our inventory, general radio listening trends and additional changes in how audience is measured. In 2010, we were able to offset the impact of audience declines by purchasing additional inventory at cost effective prices, however, in 2011 inventory became more expensive as it became more limited for purchase. Also, to the extent we believe our business requires additional inventory, we may need to purchase such inventory in advance of our having definitive data on audience levels, such that if we do not accurately predict how much additional inventory will be required to offset declines in audience, or cannot purchase comparable inventory to our current inventory at efficient prices, our future operating profits could be materially and adversely affected.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technologies/platforms, each of which has the potential to adversely affect our business.

Our business segments operate in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. New or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Cumulus Media to gather information and produce radio and television programming on their own. While we believe that our recent Merger has provided us with a broader, more robust and more diverse range of programming and services (including a Digital Reseller Agreement with Triton Media Group), we do not own and operate radio stations, while each of the aforementioned competitors do, which provides them with a built-in distribution network for their programs and products. As a result, the Merger may not necessarily translate into our ability to maintain or increase our market share, our audience ratings or our advertising revenue, particularly if we are unable to maintain our existing relationships with our customers after the Merger. To the extent the audience for our programs were to decline, advertisers' willingness to purchase our advertising could be reduced.

Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee thereof (particularly sports programs and high-profile talent), is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees. While the Merger has diversified our business and provided us with a wider array of programming and services, our failure to obtain or retain rights to popular content could adversely affect our operating results.

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

Revenue from our radio business is dependent on our continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Because consumer preferences are consistently evolving, the commercial success of a radio program is difficult to predict. It depends on the quality and acceptance of other competing programs, the availability of alternative forms of entertainment, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. An audience's acceptance of programming is demonstrated by rating points which are a key factor in determining the advertising rates that we receive. Low ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content could have an adverse effect on our results of operations.

Risks Related to Our Common Stock

Our common stock may not maintain an active trading market which could affect the liquidity and market price of our common stock.

Our common stock is listed on the NASDAQ Global Market. However, there can be no assurance that an active trading market on the NASDAQ Global Market will be maintained, that our common stock price will increase or that our common stock will continue to trade on the exchange for any specific period of time. If we are unable to maintain our listing on the NASDAQ Global Market, we may be subject to a loss of confidence by customers and investors and the market price of our shares may be affected.

Sales of additional shares of common stock by Oaktree, Gores or our other significant equity holders (former holders of Senior Notes) could adversely affect the stock price.

Oaktree and Gores own approximately 44% and 31%, respectively, of our common stock on a combined basis (i.e., Class A common stock and Class B common stock), after the Merger. There can be no assurance that at some future time Oaktree, Gores, or our other former holders of Senior Notes, will not, subject to the applicable volume, manner of sale, holding period and limitations of Rule 144 under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Oaktree and Gores are able to exert significant influence over us and our significant corporate decisions and may act in a manner that advance their best interest and not necessarily those of other stockholders.

As a result of their collective beneficial ownership of 75% of our common stock (i.e., Class A common stock and Class B common stock or on a combined basis), Oaktree and Gores have voting control over our corporate actions (Gores owns 76% of the Class A common stock, which votes as a separate class on certain actions; Oaktree owns 76.8% of the Class B common stock, which votes as a separate class on certain actions). For so long as Oaktree and Gores continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, they will be able to elect the members of our Board and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock (subject to the covenants and limitations set forth in our New Credit Facilities). Each of Oaktree and Gores may act in a manner that advances their best interests and not necessarily those of other stockholders by, among other things:

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board deems relevant. In addition, our New Credit Facilities restrict the payment of dividends.

Any further issuance of shares of preferred stock by us could delay or prevent a change of control of our company, further dilute the voting power of the common stockholders and adversely affect the value of our common stock.

Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to 10,000,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. To the extent we choose to issue preferred stock, any such issuance may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. In connection with the Merger, we issued 9,691.374 shares of Series A Preferred Stock on October 21, 2011.

The further issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock (as was the case with the Series A Preferred Stock) could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, we had exposure to changing interest rates under the Senior Credit Facility. Additionally, during 2010, we were party to one derivative financial instrument. Gores' $10,000 investment in our common stock was to be made based on a trailing 30-day weighted average of our common stock's closing share price for the 30 consecutive days ending on the tenth day immediately preceding the date of the stock purchase, and additionally included a collar (e.g., a $4.00 per share minimum and a $9.00 per share maximum price), therefore it was deemed to contain embedded features having the characteristics of a derivative to be settled in our common stock. Accordingly, pursuant to authoritative guidance, we determined the fair value of this derivative by applying the Black-Scholes model using the Monte Carlo simulation to estimate the price of our common stock on the derivative's expiration date and estimated the expected volatility of the derivative by using the aforementioned trailing 30-day weighted average. On August 17, 2010, we recorded an asset of $442 related to this instrument. On December 31, 2010, the fair market value of the instrument was a liability of $1,096. The derivative expired on February 28, 2011, the date Gores satisfied the aforementioned $10,000 Gores equity commitment by purchasing 1,186,240 shares of common stock at a per share price of $8.43, calculated in accordance with the trailing 30-day weighted average of our common stock's closing price described above. In connection with the Gores' $10,000 investment in our common stock, the derivative expired and the reversal of the liability of $1,096 was recorded as other income in the first quarter of 2011. No cash was exchanged for the derivative instrument at any time. We were not party to any other derivative financial instruments during the nine months ended September 30, 2011 or the year ended December 31, 2010.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (each appointed on October 21, 2011 at the time of the Merger), our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of September 30, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 21, 2011, we completed the Merger and we are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities related to the Merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in the third quarter of 2011 to the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we did not purchase any of our common stock under our existing stock purchase program and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
7/1/2011 to 7/31/2011	—	N/A	—	—
8/1/2011 to 8/31/2011	—	N/A	—	—
9/1/2011 to 9/30/2011	—	N/A	—	—
(A) Represents remaining authorization from the $250,000 repurchase authorization approved on February 24, 2004 and the additional $300,000 authorization approved on April 29, 2004, all of which have expired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number (A)	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC and Verge Media Companies, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Westwood One, Inc., as filed with the Secretary of State of the State of Delaware on October 21, 2011 (2)
3.2	First Amendment to the Amended and Restated By-Laws of Westwood One, Inc., dated as of October 21, 2011 (2)
4.1	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock of Westwood One, Inc., as filed with the Secretary of the State of Delaware on October 21, 2011 (2)
10.1
First Lien Credit Agreement, dated as of October 21, 2011, with General Electric Capital Corporation, as administrative agent and collateral agent, ING Capital LLC, as syndication agent, and the lenders party thereto from time to time (2)

10.1.1	First Amendment to the First Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (3)
10.2	Guaranty and Security Agreement, dated as of October 21, 2011, in favor of General Electric Capital Corporation as administrative agent and collateral agent (2)
10.3
Second Lien Credit Agreement, dated as of October 21, 2011, with Cortland Capital Market Services LLC, as administrative agent and collateral agent, and Macquarie Capital (USA), Inc., as syndication agent, and the lenders party thereto from time to time (2)

10.3.1	First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (3)
10.4	Second Lien Guaranty and Security Agreement, dated as of October 21, 2011, in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent (2)
10.5	Registration Rights Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC and Triton Media Group, LLC (2)
10.6
Amended and Restated Investor Rights Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto (2)

10.7	Letter Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC, and Verge Media Companies, Inc. which amended the Merger Agreement (2)
10.8	Indemnity and Contribution Agreement, dated as of July 30, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC. (1)
10.9
Amendment No. 1 to the Indemnity and Contribution Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC (2)

10.10*	Digital Reseller Agreement, dated as of July 29, 2011, by and between the Triton Media Group, LLC and Dial Communications Global Media, LLC, an indirect subsidiary of the Company (redacted version)(4)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
The following materials from Westwood One, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations, for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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
(1)    Filed on the Company's current report on Form 8-K dated July 30, 2011 and incorporated herein by reference.
(2)    Filed on the Company's current report on Form 8-K dated October 21, 2011 and incorporated herein by reference.
(3)    Filed on the Company's current report on Form 8-K dated November 4, 2011 and incorporated herein by reference.
(4)    Certain portions have been omitted pursuant to a confidential treatment request filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWOOD ONE, INC.

By: /S/ Hiram M. Lazar
Name: Hiram M.Lazar
Title: Chief Financial Officer

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.10*	Digital Reseller Agreement, dated as of July 29, 2011, by and between the Triton Media Group, LLC and Dial Communications Global Media, LLC, an indirect subsidiary of the Company (redacted version)(1)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
The following materials from Westwood One, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations, for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

(1)	Certain portions have been omitted pursuant to a confidential treatment request filed with the SEC.