Form 10-Q/A
period 2011-09-30
DIAL GLOBAL, INC. /DE/
filed 2012-03-28
CIK 771950

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-14691

DIAL GLOBAL, INC.

(formerly Westwood One, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	95-3980449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 W. 42nd St. New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 419-2900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-X during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer    ☐         Non-Accelerated Filer    ☐        Accelerated Filer    ☐        Smaller Reporting Company    ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011 (the “Original 10-Q”). This Amendment is filed solely for the purpose of re-filing Exhibit 10.10 in our Original 10-Q. The Exhibit 10.10 attached hereto is the redacted version filed with the SEC in connection with a confidential treatment request. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIAL GLOBAL, INC.

Date: March 28, 2012	By:	/s/ Melissa Garza
	Name	Melissa Garza
	Title:	General Counsel

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.10*	Digital Reseller Agreement, dated as of July 29, 2011, by and between the Triton Media Group, LLC and Dial Communications Global Media, LLC, an indirect subsidiary of the Company (redacted version)(1)

31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
(1)	Certain portions are omitted pursuant to a confidential treatment request filed with the SEC.