Form 10-K
period 2011-12-31
DIAL GLOBAL, INC. /DE/
filed 2012-03-30
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14691
DIAL GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3980449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
_________________________________

220 West 42nd Street
New York, NY 10036
(212)-419-2900
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,923,000 based on the last reported sales price of the registrant’s common stock on June 30, 2011 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2012, 22,759,322 shares (excluding treasury shares) of Class A common stock, par value $0.01 per share, 34,237,638 of Class B common stock, par value $0.01, and 9,691,374 shares Series A Preferred Stock, par value $.01per share were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for our 2012 annual meeting of stockholders (which will be filed with the Commission within 120 days of the registrant’s 2011 fiscal year end) are incorporated by reference in Part III of this Form 10-K.

PART I
(In thousands, except share and per share amounts)

Item 1.    Business

In this report, “Dial Global," “Company,” “registrant,” “we,” “us” and “our” refer to Dial Global, Inc. (formerly known as Westwood One, Inc. ("Westwood")). All dollar amounts are in thousands, except per share amounts and where otherwise noted. In this report, “Verge” refers to Verge Media Companies, Inc. (together with its subsidiaries). On December 12, 2011, Westwood changed its name to Dial Global, Inc.

Westwood One Merger

On October 21, 2011 (the "Merger Date"), we announced the consummation of the transactions (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge. Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company.

Pursuant to the Merger Agreement and in connection with the Merger, each issued and outstanding share of previously existing Westwood common stock (22,667,591 shares) was reclassified and automatically converted into one share of Class A Common Stock without any further action on the part of the holders of Westwood common stock. In connection with the Merger, each outstanding share of common stock of Verge was automatically converted into and exchanged for the right to receive approximately 6.838 shares of Class B Common Stock. Westwood issued 34,237,638 shares of Class B Common Stock to Verge stockholders, representing approximately 59% of the issued and outstanding shares of common stock of Westwood on a fully diluted basis. In connection with the Merger, Westwood also issued 9,691.374 shares of the Series A Preferred Stock (the “Series A Preferred Stock") to Verge stockholders, in accordance with the Merger Agreement. The consideration exchanged for the Merger totaled $102,379, which is comprised of the market value as of the Merger Date of Westwood's Class A Common Stock of $81,830, the market value of Series A Preferred Stock of $9,691 (calculated by multiplying the number of such preferred shares by the liquidation preference of $1,000 per share), the fair value of the assumed Westwood stock options and RSUs of $1,178 and the purchase accounting consideration exchanged in Verge's purchase of the 24/7 Formats business ("24/7 Formats") of $9,680, which includes the payment to Westwood of $4,730 and the gain from the 24/7 Formats purchase of $4,950. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date.

For a more detailed description of the agreements including the new credit facilities entered into in connection with the Merger, see Note 3 — Acquisitions in our consolidated financial statements contained herein.

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the date of acquisition. The purchase price has been allocated to the assets and liabilities of Westwood based on the fair value of such assets and liabilities on the Merger Date with any residual value recorded in goodwill.

The consolidated statements of operations and cash flows in this report include the results of Westwood from October 22, 2011 to December 31, 2011. The consolidated balance sheet as of December 31, 2011 includes the Westwood preliminary purchase accounting balances acquired in the Merger, while the balance sheet as of December 31, 2010 does not include Westwood's balances.

Our executive team is led by co-Chief Executive Officers, Spencer Brown, David Landau and Ken Williams. Our Board of Directors consists of nine directors, including Chairman Neal Schore, co-CEO Spencer Brown, two employees of each of our major stockholders, Oaktree Capital Management, L.P. ("Oaktree") and The Gores Group, LLC ("Gores"), and three directors (Peter Murphy, Jules Haimovitz and Mel Ming) who are deemed “independent” pursuant to NASDAQ rules and regulations. Our directors have distinguished careers in the media and entertainment industry and/or in finance. As a result of the Merger, funds managed by Oaktree (through its ownership of Triton Media Group, LLC ("Triton")) and Gores (directly or indirectly) own approximately 44% and 31%, respectively, of our outstanding common stock as of December 31, 2011.

Radio Business

We are organized as a single business segment, which is our Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,500 radio stations nationwide including representing/selling audio content of third-party producers. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats (the "24/7 Radio Formats"), prep services, jingles and imaging. We have no operations outside the United States, but sell to customers outside of the United States. A more complete description of our programs and services is described under “Operations” below.

In exchange for our programs and services, and through our advertising sales representation, we primarily receive commercial air time from radio stations and aggregate the air time to sell to national advertisers; to a lesser extent, we receive cash. By aggregating and packaging commercial airtime across radio stations nationwide, we offer our advertising clients/customers a cost effective way to reach a broad audience, and to target their audience on a demographic and geographic basis.

We are headquartered in New York City, with broadcast facilities (from which we create, produce and distribute our programming and services) in New York, Washington, D.C., the greater Los Angeles metropolitan area, Dallas (TM Studios), Denver (our 24/7 Radio Formats) and Seattle.  We have regional sales offices throughout the country, including in the foregoing locations and Atlanta, Chicago, Detroit, Miami and Nashville.

Our Clients/Customers

We provide our services to three distinct client/customer groups:

•
Radio Stations. We offer stations programming and services suitable for every market size at a reasonable cost. Stations can preserve their cash because we offer our programming and services on a barter basis, meaning that stations provide us with commercial airtime in return for our programming/services.

•
Advertisers/Agencies. We offer advertisers (and the advertising agencies that represent them) sales networks with nationwide market coverage and broad demographic targeting given our broad range of programming and services. With over 8,500 radio stations as our customers, covering all top 100 markets and reaching over 200 million listeners, we help ensure advertisers that their message will be heard nationwide by the listeners they are seeking.

•
Content Producers. We offer content producers a full-service partnership, unique in the radio industry given our national reach, sales force and back office team. When we “represent” a content producer on a national level, our ad sales team reaches out to advertisers, our research department provides audience metrics and relevant demographic information and our trafficking department provides back office support so producers can focus on developing their content. Our sales teams are managed by industry veterans.

Long-Standing Relationships

As part of providing our customers with compelling content, we manage key programs and partnerships, some of which date back several decades. We have partnered (either directly or through our relationship with CBS) with the National Football League (NFL) as its network radio primetime partner since 1988 and with the National Collegiate Athletic Association (NCAA) to be the exclusive radio provider of certain NCAA Championship games, including “March Madness” and the Men's NCAA Basketball Championship Tournament, since 1981. 2012 marks our 57th year broadcasting the Masters Tournament and our 13th broadcast of the Olympic Games since 1988. We have been the exclusive radio network distributor of CBS News since 1994 and of NBC since 1987. In Entertainment and Talk, we have partnered with Viacom/MTV on various programming for 18 years and with the National Academy of Recording Arts & Sciences and the GRAMMYS since 1998.

Strategy

Our long-term operating strategy is focused on expanding the products and services that we provide to our client/customer base. We believe there is a growing need across the industry for a provider of affordable quality programming, as well as a proven sales network. As the radio industry continues to consolidate, there is an existing opportunity to provide greater and more diverse services to our customers. We are focused on expanding our industry presence and servicing our customers and will continue to identify opportunities to expand our business through organic means and potential mergers and acquisitions.

We believe we are a unique company that brings together a diverse portfolio of programming, complemented by a range of additional services, and supported by sales networks with exceptional market coverage and powerful targeting capabilities. We believe we are among the leaders in identifying and utilizing industry-leading technologies, such as our distribution platforms, STORQ and EZ Local, that promote efficiency for radio stations and improve ease of use. Our business is driven in part by our heightened focus on customer service, which has allowed us to develop and maintain long-standing relationships with radio stations, advertisers, programming partners and independent content providers. Our commitment to serving our clients/customers and providing a high level of accountability is the core of our business model, and will continue to be so as we look for opportunities to expand our programming offerings and the services we provide.

Operations

Programs

Dial Global maintains leadership positions in a range of programming categories, supported by a diverse portfolio of iconic brand partners that reach over 200 million listeners. This portfolio includes, but is not limited to the following:

•	Sports: NFL, NCAA Football and Basketball, the Masters, the Olympic Games and Motor Racing Network (NASCAR and ISC);

•	News: CBS, NBC, CNBC, Dow Jones and AP Radio;

•	Music, Events and Entertainment: GRAMMYS, Academy of Country Music Awards, John Tesh and The Lia Show;

•	Talk: Charles Osgood, Dennis Miller, Ed Schultz, Stephanie Miller and Clark Howard; and

•
24/7 Radio Formats: Our radio programmers and consultants provide a broad menu of ten music formats (e.g., country, AC, contemporary, rock) to 1,600 radio stations which include programming 24 hours a day, 7 days a week. We call this a “turn-key” service because a radio station obtains a complete, ready-to-use service, including music, personalities, promotions and imaging, which a station may customize based on its needs and preferences. The service is adaptable and a station can use as much or as little as it desires to complement its local programming or enhance its overnight and weekend programming.

In addition to our programming (we provide over 200 programs and services), our content and services provided through our TM Studios include prep services, music libraries, radio and TV station imaging packages, production music, jingles and our digital properties, a brief summary of which follows.

Services

Programming Services. We provide radio stations with a wide variety of products and services to assist them in their business and the creation of programming. Examples include our DJ prep services, covering a broad spectrum of music and entertainment reporting, jingles and imaging to be incorporated into stations' websites, and digital content. Our prep services can be targeted by genre and can include everything from music, entertainment, hard news, film bites, gossip, comic clips and special event coverage. Our sports prep product includes topical sports stories and headlines.

Digital. Our digital properties include 17 owned and operated websites that range from dedicated program sites (www. osgoodfile.com and www.dennismillerradio.com), a destination sports site (www.dialglobalsports.com) and most recently, www.goradio.com, a “radio magazine” which we launched in February 2012. In 2012, we will transmit our March Madness NCAA play-by-play coverage on www.dialglobalsports.com. Our mobile applications include applications for our top programming and over 1 million persons have signed up for our social media accounts on Twitter, Facebook and Google+. We also represent (i.e., perform ad sales) Triton and a variety of its digital properties, such as Slacker Radio, StickyFish and Digital Ivy.

Radio Voodoo. Our Interactive Voice Response (IVR) phone system helps radio stations answer the phones and facilitates call-ins, contesting, text messaging and polling. The system can be customized to be format and demo specific and assists stations in providing information their listeners are interested in hearing.

Based on Arbitron's Spring 2011 ratings book, Dial Global reaches more than 40 million consumers in “morning drive” every week. (Source: Arbitron Spring 2011 Nationwide P12+ MF 6a10a Cume Persons).  The Arbitron data and report quoted herein is copyrighted by Arbitron and is subject to all limitations and qualifications disclosed in such report.

Our goal is to maximize the yield of our available commercial airtime to optimize revenue and profitability.

We derive substantially all of our revenue from the sale of 60 second and 30 second commercial airtime to advertisers. Our advertisers who target national audiences generally find that a cost effective way to reach their target consumers is to purchase 30 or 60 second advertisements, which are principally broadcast in our news, talk, sports, music and entertainment-related programming and content.

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of sports programming; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; and (5)  competitive and alternative programs and advertising mediums.

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

Digital Services Business Spin-Off

The Digital Services business provides streaming, measurement, advertising management and monetization and audience engagement solutions. As described in more detail under Note 4 — Discontinued Operations, on July 29, 2011, the then Board of Directors approved a spin-off of the Digital Services business to a related entity owned by our sole shareholder at that time. For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States. The Digital Services business provides streaming, measurement, advertising management and monetization and audience engagement solutions, which cover database, audience and web management systems, to thousands of radio stations worldwide.

Competition

In the markets in which we operate, we compete for advertising revenue with other radio networks and other forms of communications media, including network and cable television, digital, out-of-home, direct response and point-of-sale.

As the radio industry has consolidated, companies owning large groups of stations have competing radio networks, which have resulted in increased competition for local, regional, national and network radio advertising expenditures. Our primary competitors are Clear Channel's Premiere Radio Networks division and Cumulus Media (which purchased Citadel Media in 2011). To a lesser degree, we also compete against smaller regional peers in certain of our markets. Unlike our primary competitors, we do not own radio stations and are an independent radio network that is not affiliated with or controlled by a major media company. This operating model affords us distinct advantages, including the ability for us to provide our primary competitors with programming content and services. We market our programs to radio stations (affiliates) that we believe will have the largest and most desirable listening audience for our programs. Given the breadth of our programming, we routinely have different programs airing in the same time frame on multiple stations in the same geographic market. As a result we have a diversified group of radio stations that carry our programming formats (news, sports, music, entertainment and talk) from which national advertisers and radio stations may choose. Since we produce and distribute many of the programs that we syndicate, we are able to respond effectively and efficiently to the preferences and needs of our advertisers and radio station clients.

At the local radio station level, higher production and operating costs have led to increased demand for quality programming from outside sources. As the number and type of radio program formats has grown, local stations are competing for more ways to differentiate themselves and attract local audiences. In this competitive environment, we are able to provide our affiliates with quality programming that is cost effective and various services, including prep services, jingles and imaging, and digital content. We do not compete with local stations directly for revenue as our advertising inventory is sold on a network basis and is usually connected to other programming.

We believe that the quality, diversity and breadth of our programming and services, our independence and the strength of our affiliate relations and advertising sales forces, enable us to compete effectively with other forms of media.

CBS Agreement

Our Master Agreement with CBS Radio documents a long-term distribution arrangement in which CBS Radio will broadcast certain of our commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. This agreement is particularly important to us given our competitors have guaranteed and varied distribution channels. As an independent radio network we provide programming to all major radio station groups, however, our extended affiliation agreements with most of CBS Radio's owned and operated radio stations provide us with guaranteed distribution to a significant portion of audience that we sell to advertisers in top radio markets which helps us compete with our competition, some of whom own hundreds of stations.

Government Regulation

Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). As a producer and distributor of radio programs and information services, but not an owner and operator of radio stations, we are generally not subject to regulation by the FCC.

Employees

On December 31, 2011, we had approximately 600 employees, including approximately 100 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 60 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are good.

Available Information

We are a Delaware corporation. (Westwood was re-incorporated in Delaware on June 21, 1985.) Our current and periodic reports filed with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our Internet website at www.dialglobal.com; directly from us in print at no charge and upon request to Dial Global, Inc., 220 West 42nd Street, New York NY, 10036, Attn: Secretary or from the SEC's website at www.sec.gov free of charge after we file these reports with the SEC. Additionally, any reports or information that we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You may also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Cautionary Statement regarding Forward-Looking Statements

This annual report on Form 10-K, including Item 1A-Risk Factors and Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition, contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make or others make on our behalf. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are not based on historical fact but rather are based on management's views and assumptions concerning future events and results at the time the statements are made. No assurances can be given that management's expectations will come to pass. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. Any forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations. Included below are risk factors arising from our recent Merger with Westwood, which closed on October 21, 2011. The risk factors below should be read in conjunction with other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Risks Related to Our Business and Industry

We have significantly increased the amount of our indebtedness and have limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.

After the Merger, we have a $155,000 First Lien Credit Agreement; an $85,000 Second Lien Credit Agreement, and a $25,000 revolving credit facility under which $4,600 has been drawn as of December 31, 2011 (collectively our "New Credit Facilities") (not including $2,020 in letters of credit used as security on various leased properties and issued thereunder as of December 31, 2011). We also have $30,000 in aggregate principal amount of PIK Notes outstanding (with additional accrued PIK interest of $875), giving us a total of $264,217 of indebtedness, net of original issue discount of $11,258, as of December 31, 2011. Our ability to service our debt for the next twelve months will depend on our financial performance in an uncertain and unpredictable economic environment, competitive pressures and most significantly, our ability to achieve the cost-savings/synergies predicted as a part of the integration of the companies, which synergies are significant. Also, as was the case with our former indebtedness, our New Credit Facilities include substantial non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimum baskets. If our operating results decline and we do not meet our financial projections, and we are unable to obtain a waiver to increase our indebtedness and/or successfully raise funds through an issuance of equity, we would lack sufficient liquidity to operate our business in the ordinary course, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under our New Credit Facilities, we would be in default under the terms of the agreements governing our New Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

We have a history of losses from continuing operations and there can be no assurance that our performance will improve, even after taking into account our Merger with Westwood, which had a history of operating losses. If we were to incur operating losses, we could lack sufficient funds to continue to operate our business in the ordinary course.

Our operating results have been significantly affected by the economic downturn that commenced in 2008. During the economic downturn, advertisers and the agencies that represent them increased pressure on advertising rates, and in some cases, requested steep percentage discounts on ad buys, demanded increased levels of inventory, re-negotiated booked orders and released advertising funds as late as possible in the cycle. Although the economy has shown signs of improvement, the overall economic recovery, especially in the advertising marketplace, has been slower.  Advertisers' demands and advertising budgets have not improved to pre-recession levels, and we cannot provide any assurance as to whether we will be able to continue to increase our operating performance.  If a double-dip recession were to occur or if we do not generate advertising revenue to meet our projections, our financial position could worsen to the point where we would lack sufficient liquidity to continue to operate our business in the ordinary course.

The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.

As described above, after the Merger, we have a $155,000 First Lien Credit Agreement which currently bears interest at a variable rate of 8.0% per annum; an $85,000 Second Lien Credit Agreement which currently bears interest at a variable rate of 13.0% per annum, $30,000 in aggregate principal amount of PIK Notes outstanding which bear interest at 15.0% per annum and a $25,000 revolving credit facility under which $4,600 is drawn (not including $2,020 in letters of credit as of December 31, 2011) and currently bears interest at a variable rate of 8.75% per annum. As a result at current interest rates, the average annual interest expense on our current debt over the next four years is approximately $34,000 per year (compared to approximately $23,200 in interest expense in 2011 for our long-term debt, excluding prepayment penalties and accelerated amortization of deferred costs). Further, the interest on our debt that is variable such that at December 31, 2011, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,220 ($740 after tax), based on our exposure to interest rate changes on debt that is not covered by swaps. As required by the terms of the First Lien Credit Agreement, we will pay down $3,875, $7,750, $11,625, and $15,500 of our first lien debt during 2012, 2013, 2014 and 2015, respectively. Additionally, beginning in 2013 (within 5 business days of the delivery of our 2012 annual financial statements), under First Lien Credit Agreement, we will be required to pay down an amount equal to (x) 75% of the Excess Cash Flow (as defined in the agreement) for the preceding fiscal year less (y) any voluntary (optional) prepayments during such fiscal year or voluntary prepayments of revolving loans and swing loans during such fiscal year to the extent the such loans were permanently and concurrently reduced thereby. If the economy does not continue to improve and if advertisers continue to maintain reduced budgets, if our financial results continue to come under pressure, or the variable interest rates on our debt increase, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or securing rights to name-brand or popular programming (or developing new services), or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

If our operating results do not achieve our financial projections, we may require additional funding, which if not obtained, would have a material and adverse effect on our business continuity and our financial condition.

We are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and we are facing increased cost pressures as described above. We have approximately $264,217 in outstanding in indebtedness, as described above. If our operating results fall short of our financial projections, we may need additional funds. If further financing is limited or unavailable to us or if we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities or increase our cost of financing, both of which could reduce our profitability or increase our losses. If we were to require additional financing, which could not then be obtained, it would have a material adverse effect on our financial condition and on our ability to meet our obligations.

The nature of the news talk format in network radio programming means our advertisers' commercials may air in or adjacent to programming that is not owned or represented by us, and, as demonstrated by recent events, may be sufficiently controversial  that advertisers do not want to be associated with it or with news talk programming at all, which could ultimately have a material impact on our advertising revenue.

Recent events surrounding a nationally syndicated talk personality employed by another company have created issues in news talk formats (like those provided by us) as certain ads by advertisers, not included in controversial programming, have become associated with such controversial talk programming as a result of their proximity to the broadcast.  While these events have prompted us to review our internal systems and procedures to determine if processes exist that would allow us to better separate our advertisers' ads from certain controversial programming, such a process will take some time to fully develop and even if developed, advertisers may decide to exit news talk programming altogether.  If advertisers in talk radio programming such as ours, reduce their advertising budgets with us as a result of recent events, this could have an adverse effect on our revenue, which if material, could have an adverse effect on our results of operations.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio's owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. There can be no assurance that CBS Radio will maintain audience and clearance levels and these higher levels mean our station compensation payable to CBS Radio has been significantly increased. While our arrangement with CBS Radio is scheduled to continue through 2017, there can be no assurance that such arrangement will not be breached by either party prior to 2017. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technologies/platforms, each of which has the potential to adversely affect our business.

Our business operates in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, Internet radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Additionally, new or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Cumulus Media to gather information and produce radio programming on their own. If other content companies were to merge with companies with a distribution network, the demand for our programming could decrease if those content providers elect to broadcast more of their programming on their owned and operated radio stations instead of on stations affiliated with external radio networks, such as our network. While we believe that our recent Merger has provided us with a broader, more robust and more diverse range of programming and services, we do not own and operate radio stations, while each of the aforementioned competitors do, which provides them with a built-in distribution network for their programs and products. As a result, the Merger may not necessarily translate into our ability to increase our programming, services, ratings, reach or advertising revenue, particularly if we are unable to maintain pre-Merger relationships with our customers or if more content providers begin to partner with distributors. To the extent the audience for our programs declines, advertisers' willingness to purchase our advertising could be reduced.

Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee therefor (particularly sports programs and high-profile talent) is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees. While the Merger has diversified our business and provided us with a wider array of programming and services, our failure to obtain or retain rights to popular content could adversely affect our operating results.

If we are not able to integrate future merger and acquisition ("M&A") activity successfully, our operating results could be harmed.

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

Any future M&A transaction would require the consent of our lenders under the New Credit Facilities.

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

Sales of additional shares of common stock by Triton, Gores or our other significant equity holders (former holders of Westwood's Senior Notes) could adversely affect the stock price, particularly given the thin daily trading volume in our Class A common stock.

Triton and Gores own approximately 59% and 31%, respectively, of our common stock on a combined basis (i.e., Class B common stock and Class A common stock, respectively). There can be no assurance that at some future time Triton, Gores, or our other former holders of our Senior Notes, will not, subject to the applicable requirements under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price, particularly because so much of our Class A common stock is closely held which means we have a low public float and the daily trading volume is light. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Triton and Gores are able to exert significant influence over us and our significant corporate decisions and may act in a manner that advance their best interest and not necessarily those of other stockholders.

As a result of their collective beneficial ownership of 90% of our common stock, Triton and Gores have voting control over our corporate actions. Gores owns 76% of the Class A common stock (which accounts for 41% of our common stock on a combined basis), which votes as a separate class on certain actions; and Triton owns 100% of the Class B common stock (which accounts for 59% of our common stock on a combined basis), which also votes as a separate class on certain actions. For so long as Triton and Gores continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, they will be able to elect the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock (subject to the covenants and limitations set forth in our New Credit Facilities).

Each of Triton and Gores may act in a manner that advances their best interests and not necessarily those of other stockholders by, among other things:

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

Provisions of our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. This provision of the Delaware

General Corporation Law could delay or prevent a change of control of our company, which could adversely affect the price of our common stock.

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

Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 200,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. To the extent we choose to issue preferred stock, any such issuance may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. In connection with the Merger, we issued 9,691.374 shares of Series A Preferred Stock leaving 190,308.626 shares of preferred stock available for future issuance.

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

Risks Related to the Merger

The anticipated operational benefits of the Merger may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Westwood One and Verge, which prior to the closing of the Merger, operated as two independent companies, and realize the anticipated benefits, including innovation, operational efficiencies and growth opportunities, from the combination. As an example, we may not be able to eliminate the duplicative costs we have planned to eliminate or we may incur expenses not presently contemplated by us as a result of the integration of the two businesses.

The Merger involves the integration of two businesses, which is a complex and time-consuming process and could result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the devotion of management's attention to the Merger;

•	unanticipated issues in integrating information technology, communications and other systems;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	retaining existing clients and attracting new clients;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations and facilities;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique corporate cultures, which may prove to be incompatible;

•	unanticipated changes in applicable laws and regulations; and

•	managing tax costs or inefficiencies associated with integrating operations.

Some of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Even if we are able to successfully integrate the companies, there is a possibility that the Merger will not further our business strategy.

Due to legal restrictions, prior to the closing of the Merger, we undertook only general and limited planning regarding the integration of the two companies. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized when anticipated. Delays encountered in the integration process could have a material adverse effect on our revenues, expenses, operating results and financial condition.

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

The market price of our common stock may decline as a result of the Merger if, among other things, (1) we are unable to achieve the expected growth in earnings, (2) if the operational cost savings estimates in connection with the integration of the businesses are not realized or (3) if the transaction costs related to the Merger are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by investors or analysts or if the effect of the Merger on our financial results is not consistent with their expectations.

The Merger substantially reduced the percentage ownership interests of the pre-Merger Westwood stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

In connection with the Merger, we issued 34,237,638 shares of our Class B common stock to Verge's stockholders, which represent approximately 59% of our common stock after the Merger. We could encounter additional integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger, or unforeseen liabilities or other issues resulting from the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

The foregoing risk factors that appear above may affect future performance. The accuracy of the forward-looking statements included in the risk factors above are illustrative, but are by no means all-inclusive or exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2011, the Company’s major facilities, all of which are leased.

Location	Use	Approx. Floor Space Sq. Ft.
New York, NY - 220 W. 42nd St.	Corporate Headquarters	62,700
New York, NY - 524 W. 57th St.	Broadcasting Center	11,000
Dallas, TX	Broadcasting Center	58,800
Greater Los Angeles, CA	Broadcasting Center	54,200
Centennial, CO	Broadcasting Center	25,800
Washington, DC	Broadcasting Center	4,100

We believe that our facilities are adequate for our current level of operations.

Item 3. Legal Proceedings

None

Item 4. [Removed and Reserved]

PART II
(Dollars in thousands, except per share amounts)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 29, 2012, there were approximately 185 holders of record of our common stock, several of which represent "street accounts" of securities brokers. We estimate that the total number of beneficial holders of our common stock exceeds 3,800.

The following table sets forth the range of high and low sales prices for the common stock for the calendar quarters indicated.

2011	High	Low
First Quarter	$9.99	$6.07
Second Quarter	7.19	4.27
Third Quarter	7.00	2.65
Fourth Quarter	5.29	2.11

2010	High	Low
First Quarter	$14.82	$3.63
Second Quarter	17.99	7.06
Third Quarter	9.92	5.81
Fourth Quarter	11.60	7.90

On October 24, 2011, we listed our common stock on the NASDAQ Global Market under the symbol "DIAL". Prior to that, our common stock was listed on the NASDAQ Global Market under the symbol “WWON”.

The payment of cash dividends is prohibited by the terms of our New Credit Facilities, and accordingly, we do not plan on paying dividends for the foreseeable future.

Equity Compensation Plan Information (1)

The following table contains information as of December 31, 2011 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plus excluding securities reflected in Column (a)
	(a)	(b)
Equity compensation plans approved by security holders (1)
Options (2)	6,515,194	$6.17	(4)
Restricted Stock Units (3)	50,001	N/A	(5)
Restricted Stock	—	N/A	(5)
Equity compensation plans not approved by security holders	—	—	—
Total	6,565,195

(1)
On December 19, 2011, the Board of Directors approved the Dial Global, Inc. 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan authorizes the issuance of 8,513,052 shares of Class A common stock and on December 20, 2011 options to purchase 5,566,225 shares were awarded, leaving 2,946,827 shares of Class A common stock available for future stock option issuances. The 2011 Plan was approved by stockholders holding a majority of our outstanding voting shares by written consent.

(2)
Options included herein were granted or are available for grant as part of our 2011 Plan, the 1999 Stock Incentive Plan (the "1999 Plan”), the 2005 Equity Compensation Plan (the "2005 Plan”) and/or the 2010 Equity Compensation Plan (which is an amended and restated version of the 2005 Plan)(the "2010 Plan").

(3)
The 2010 Plan provides for the granting of options, restricted stock, restricted stock units (“RSUs”) and other equity compensation. Under the 2010 Plan, options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted. On December 20, 2011, the Compensation Committee determined that the independent non-employee directors should receive annual awards of RSUs valued in an amount of $65, which were granted and vest as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2012. In 2010, our independent non-employee directors received an annual award of RSUs valued in an amount of $35, which awards were scheduled to vest over two years, beginning on the first anniversary of the grant date. The 2010 awards vested automatically upon a change in control (as defined in the 2010 Plan) and accordingly vested upon the Merger. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs are payable in shares of our common stock and can only be granted under the 2005 Plan and 2010 Plan.

(4)
Under the 2011 Plan, a maximum of 5,566,225 shares of Class A common stock (of which 2,946,827 remained available for issuance as of December 31, 2011) are authorized for issuance of stock option compensation awards.

(5)
Under the 2010 Plan, a maximum of 2,650,000 shares of Class A common stock (of which 760,634 remained available for issuance as of December 31, 2011) are authorized for issuance of equity compensation awards.

The performance graph below compares the performance of our common stock to the Dow Jones US Total Market Index and the Dow Jones US Media Index for the last five calendar years. The graph assumes that $100 was invested in our common stock and each index on December 31, 2006.

The following tables set forth the closing price of our common stock at the end of each of the last five years.

CUMULATIVE TOTAL RETURN	2007	2008	2009	2010	2011
Dial Global, Inc.	28.28	0.78	0.32	0.65	0.23
Dow Jones US Total Market Index	106.01	66.61	85.79	100.08	101.42
Dow Jones US Media Industry Index	87.40	51.45	74.77	93.58	100.38
Dial Global Closing Stock Price (1)	1.99	0.06	4.50	9.13	3.19

(1) Stock prices prior to August 3, 2009 do not reflect the 200 for 1 reverse stock split that occurred on August 3, 2009. The reverse stock split is reflected in stock prices on and after August 5, 2009.

Item 6. Selected Financial Data

N/A

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share amounts)

OVERVIEW

We are organized as a single business segment, which is our Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,500 radio stations nationwide. We produce and/or distributes over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats (the 24/7 Radio Formats), prep services, jingles and imaging. In addition, we are as the largest sales representative for independent third party providers of audio content. We have no operations outside the United States, but sell to customers outside of the United States.

We derive substantially all of our revenue from the sale of 30 second and 60 second commercial airtime to advertisers. Our advertisers that target national audiences generally find that a cost effective way to reach their target consumers is to purchase 30 or 60 second advertisements, which are principally broadcast in our formats, news, talk, sports, music and entertainment related programming and content. In addition in exchange for services we receive airtime from radio stations.

We produce and distribute regularly scheduled and special sporting events and sports features, news programs, exclusive live events, music and interview shows, national music countdowns, lifestyle short features and talk programs.

Our revenues are influenced by a variety of factors, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns, the timing of the broadcasting of our programming, principally the seasonal nature of sports programming and the perceived quality and cost-effectiveness of our programming by advertisers and affiliates; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; and (5) competitive and alternative programs and advertising mediums.

Commercial airtime is sold and managed on an order-by-order basis. We take the following factors, among others, into account when pricing commercial airtime: (1) length and breadth of the order; (2) the desired reach and audience demographic; (3) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (4) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime.

Our revenues consist of gross billings, net of the fees (generally 15% as industry-standard) that advertising agencies receive from the advertisements broadcast on our airtime, fees to the producers of and stations that own the programming during which the advertisements are broadcast, and certain other less significant fees. Revenues from radio advertising are recognized when the advertising has aired. Revenue generated from charging fees to radio stations and networks for music libraries, audio production elements, and jingle production services are recognized upon delivery or on a straight-line basis over the term of the contract, depending on the terms of the respective contracts. Our revenues reflect a degree of seasonality, with the first and fourth quarters historically exhibiting higher revenues as a result of our professional football and college basketball programming.

In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented within revenue. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating our operating margin and/or increases and decreases in operating expenses.

The principal components of our cost of revenue are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), as well as compensation costs directly related to our revenue.

Our significant other operating expenses are rental of premises for office facilities and studios, promotional expenses, research, and accounting and legal fees. Depreciation and amortization is shown as a separate line item in our financial statements.

Our compensation costs consist of compensation expenses associated with our personnel who are not associated with the cost of revenue, including our corporate staff and all stock-based compensation related to stock option awards and RSUs. Stock-based compensation is recognized using a straight-line basis over the requisite service period for the entire award.

Transaction costs include one-time expenses associated with the Merger. Restructuring charges include the costs related to our restructuring program that includes the consolidation of certain operations that reduced our workforce levels and the termination of certain contracts.

RESULTS OF OPERATIONS

Presentation of Results

On October 21, 2011, we announced the consummation of the Merger contemplated by the Merger Agreement, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC), and Verge. The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the FASB ASC 805 Business Combinations. Under this guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date.

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain facilities and operations that reduced our workforce levels during 2011 and beyond. Payments related to the 2011 Program during 2012 are expected to be $2,394, with an additional $1,504 to be paid in subsequent years until 2018.

On July 29, 2011, the then Board of Directors of Verge (pre-Merger) approved a spin-off of the Digital Services business to a related entity owned by its sole shareholder. For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States. The Digital Services business provides streaming, measurement, advertising management and monetization and audience engagement solutions, which cover database, audience and web management systems, to thousands of radio stations worldwide.

We evaluate our performance based on revenue and operating income (as described below).

Twelve Months Ended December 31, 2011 Compared with the Twelve Months Ended December 31, 2010

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010	Change	Percent
Revenue	$131,325	$94,139	$37,186	39.5%
Cost of revenue	74,696	39,907	34,789	87.2%
Gross profit	$56,629	$54,232	$2,397	4.4%

For the year ended December 31, 2011, revenue increased $37,186, or 39.5%, to $131,325 compared with $94,139 for the year ended December 31, 2010. The increase is primarily the result of $36,735 in revenue from the acquisition of Westwood.

For the year ended December 31, 2011, cost of revenue increased $34,789, or 87.2%, to $74,696 compared with $39,907 for the year ended December 31, 2010. The increase is the result of $30,931 from the acquisition of Westwood and other increases of $3,858, primarily from increased production costs of $2,190 related to our NFL programming and from additional employee expenses of $1,511 related to an increase in employee headcount.

For the year ended December 31, 2011, gross profit increased $2,397, or 4.4%, to $56,629 compared with $54,232 for the year ended December 31, 2010. The increase is the result of higher gross profit from the acquisition of Westwood of $5,804, partially offset by increased costs of $3,858, primarily from increased production costs of $2,190 costs related to our NFL programming and from additional employee expenses of $1,511 related to an increase in employee headcount.

Other Operating Costs

Other operating costs for the year ended December 31, 2011 increased $4,677, or 29.2% to $20,681 from $16,004 for the year ended December 31, 2010. The increase is the result of $4,828 in increased other operating costs as a result of our acquisition of Westwood. .

Compensation Costs

Compensation costs increased $2,965 to $16,985 for the year ended December 31, 2011 compared $14,020 for to the same period in 2010, primarily due to the acquisition of Westwood of $3,025, which includes stock-based compensation expense of $1,280.

Depreciation and Amortization

Depreciation and amortization increased $2,067, or 15.8%, to $15,119 in the year ended December 31, 2011 from $13,052 for the comparable period of 2010. The increase is primarily attributable to the amortization of the Westwood purchase accounting intangible assets of $1,934 and depreciation of property and equipment of $993 acquired in the Westwood Merger, partially offset by a decrease in the depreciation of radio and communications equipment and software of $915.

Restructuring Charges

During the year ended December 31, 2011, we recorded $3,131 for restructuring charges. The restructuring charges are for the 2011 Program that includes charges related to the reduction in our workforce levels of $2,372 during the fourth quarter of 2011, costs associated with the cancellation of certain broadcast contracts of $459, and costs of $300 related to Westwood facilities that were previously closed.

Transaction Costs

During the year ended December 31, 2011, we recorded $7,263 for transaction costs, which are primarily comprised of legal and accounting fees related to the Merger.

Operating Loss

The operating loss for the year ended December 31, 2011 is $6,550, a decrease of $17,706 compared to operating income of $11,156 for the comparable period of 2010. The decrease in operating income is the result of increases in transaction costs of $7,263, other operating costs of $4,677, restructuring costs of $3,131, compensation costs of $2,965, and depreciation and amortization of $2,067, partially offset by an increase in gross profits of $2,397.

Interest Expense

Interest expense for the year ended December 31, 2011 is $29,625 compared to $19,543 for the year ended December 31, 2010, an increase of $10,082, primarily from higher interest expense from the debt incurred from the Merger of $10,356 including an early repayment charge related to our pre-Merger debt of $3,397.

Preferred Stock Dividend

For the year ended December 31, 2011, we recognized an expense of $171 for the accrued Series A Preferred Stock dividends.

Gain from the 24/7 Formats Purchase

On July 29, 2011, Verge exercised its option to purchase the 24/7 Formats business from Westwood which resulted in a gain of $4,950.

Investment Impairment Charge

Investment impairment charges for the years ended December 31, 2011 and 2010 are non-cash impairment charges of $561 in each period related to our Ex-Band investment.

Provision for Income Taxes

Income tax benefit from continuing operations for the year ended December 31, 2011 is $22,741, compared to an income tax benefit from continuing operations of $927 for the year ended December 31, 2010. The increased income tax benefit from continuing operations of $21,814 is primarily the result of purchase price adjustments which will provide a future source of taxable income enabling us to utilize our net operating losses, and the release of our December 31, 2010 valuation allowance. A portion of our goodwill is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets.

Loss from Continuing Operations

Our net loss from continuing operations for the year ended December 31, 2011 increased $1,195 to $9,216 from a net loss from continuing operations of $8,021 in 2010, which is primarily attributable to decreased operating income of $17,706 and increased interest expense of $10,082, partially offset by an increase in tax benefits of $21,814, and by the gain from the 24/7 Formats purchase of $4,950. Loss per share from continuing operations for basic and diluted shares is $0.24 for the year ended December 31, 2011, compared with net loss per share from continuing operations for basic and diluted of $0.24 for the year ended December 31, 2010. Loss per share was the same for the two periods (compared to an increased loss of $1,195) as a result of the 4,945,145 increase in weighted average shares outstanding in 2011 as a result of shares issued in the Merger.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes for the year ended December 31, 2011 decreased $1,740 to $1,626 from a loss from discontinued operations, net of taxes of $3,366 for the year ended December 31, 2010. This decrease in the loss is primarily the result of the spin-off of the Digital Services business on July 29, 2011, which resulted in fewer days of revenue and expense in 2011 compared to 2010.

Net Loss

Our net loss for the year ended December 31, 2011 decreased $545 to $10,842 from a net loss of $11,387 for the year ended December 31, 2010. Net loss per share for basic and diluted shares is $0.28 for the year ended December 31, 2011, compared with net loss per share for basic and diluted shares of $0.34 for the year ended December 31, 2010. The lower loss per share is primarily the result of higher average shares outstanding during 2011.

Liquidity, Cash Flow and Debt as of and for the Year Ended December 31, 2011

Cash Flows

	Years Ended December 31,
	2011	2010	Change
Net cash provided by operating activities	$1,950	$18,160	$(16,210)
Net cash used in investing activities	(11,848)	(36,070)	24,222
Net cash provided by financing activities	1,577	27,949	(26,372)
Net (decrease) increase in cash and cash equivalents	(8,321)	10,039	$(18,360)
Cash and cash equivalents, beginning of period	13,948	3,909
Cash and cash equivalents, end of period	$5,627	$13,948

Net cash provided by operating activities is $1,950 for the year ended December 31, 2011, a decrease in cash provided of $16,210 compared to $18,160 for the year ended December 31, 2010. The decrease is principally attributable to the change in deferred taxes of $24,741, and the non-cash 2011 gain from the 24/7 Formats purchase of $4,950. These items are partially offset by the absence in 2011 of the non-cash 2010 gain from re-measurement of an investment of our discontinued operations of $5,573 and an increase in the changes in assets and liabilities of $4,570.

Net cash used in investing activities for the years ended December 31, 2011 and 2010 is $11,848 and $36,070, respectively, a decreased usage of $24,222. The decrease is primarily from a decrease of cash used in acquisitions of businesses of $31,423, partially offset by the 2011 acquisition of Westwood and purchase of 24/7 Formats, net of cash acquired of $1,618 and cash transferred to the Digital Services business in 2011 of $5,877 as part of the Digital spin-off. While our business at times does not require significant cash outlays for the acquisition of property and equipment and capitalized software, for the years ended December 31, 2011 and 2010, the total cash used for these acquisitions is $4,286 and $4,580, respectively, a decrease of $294.

Cash provided by financing activities is $1,577 for the year ended December 31, 2011, a decrease in cash provided of $26,372 compared to $27,949 for the year ended December 31, 2010. The decrease in cash provided in 2011 is primarily from the 2011 repayment of debt in the Merger of $161,463, repayment of paid-in kind interest of $47,949, the 2010 debt borrowings of $35,000, increased deferred financing costs of $10,530, the 2010 issuance of stock of $6,075, and repayment under the First Lien Revolver of $5,000, partially offset by the 2011 net proceeds from borrowings related to the Merger of $237,850.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, funding requirements have been financed through cash flows from operations, the issuance of equity and the issuance of long-term debt.

At December 31, 2011, our principal sources of liquidity are our cash and cash equivalents of $5,627 and borrowing availability of $18,380 under our revolving credit facility, which equals $24,007 in total liquidity. Cash flow from operations is expected to be a principal source of funds. We estimate that cash flows from operations and availability on our revolving credit facility will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness and projected working capital needs, and provide us sufficient Consolidated EBITDA to comply with our debt covenants for at least the next 12 months. As of March 23, 2012, our cash and cash equivalents are $8,815 and borrowing availability is $14,416 (taking into account the $7,600 borrowed under our revolving credit facility and $2,984 used for letters of credit), which equals $23,231 in total liquidity.

Existing Indebtedness

New Credit Agreements

On October 21, 2011, in connection with the consummation of the Merger, we entered into (1) a First Lien Credit Agreement (as amended, the “New First Lien Credit Agreement”) and (2) a Second Lien Credit Agreement (as amended, the “New Second Lien Credit Agreement” and, together with the New First Lien Credit Agreement, the “New Credit Agreements”). As described below, the New Credit Agreements were amended on November 7, 2011.

General Terms

The New First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “New First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which may be used for letters of credit (the “New First Lien Revolving Credit Facility” and, together with the New First Lien Term Loan Facility, the “New First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the New First Lien Revolving Credit Facility. The New Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “New Second Lien Term Loan Facility” and, together with the New First Lien Term Loan Facility, the “New Term Loan Facilities”; the New Term Loan Facilities collectively with the New First Lien Revolving Credit Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the New Term Loan Facilities was drawn, $9,600 in revolving loans were drawn, and approximately $2,020 of letters of credit were either rolled into the New First Lien Credit Facilities or issued in order to backstop existing letters of credit under Westwood's or Excelsior Radio Networks, LLC. (“Excelsior”) prior credit agreements. Westwood's and Excelsior's prior credit agreements were repaid as of the consummation of the Merger.

Each of the New First Lien Revolving Credit Facility and New First Lien Term Loan Facility has a five-year maturity. The New Second Lien Term Loan Facility has a five-year nine-month maturity. The principal amount of the New First Lien Term Loan Facility amortizes in quarterly installments equal to 2.5% (per annum) of the original principal amount of the New First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance payable at maturity. The entire amount of the New Second Lien Term Loan Facility is payable at maturity.

Subject to certain exceptions, the New Credit Facilities are subject to mandatory prepayments in amounts equal to: (a) 100% of the net cash proceeds from certain sales or other dispositions of assets (including as a result of casualty or condemnation) by us or any of its subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; (b) 100% of the net cash proceeds from issuances or incurrences of debt by Westwood or any of its subsidiaries (other than indebtedness permitted by the New Credit Agreements); and (c) beginning with the first full fiscal year after the closing date (2012), 75% of our annual excess cash flow. Unless the lenders under the New First Lien Credit Facilities waive mandatory prepayments, no prepayments are required under the Second Lien Term Loan Facility until the New First Lien Credit Facilities have been repaid in full.

In connection with the Merger and pursuant to a Letter Agreement, dated as of July 30, 2011 (the “Letter Agreement”), by and among us, Gores, certain entities affiliated with Oaktree, and certain entities affiliated with Black Canyon, we also issued $30,000 in aggregate principal amount of Senior Subordinated Unsecured PIK Notes (the “PIK Notes”) to Gores, certain entities affiliated with Oaktree, and certain entities affiliated with Black Canyon Capital LLC ("Black Canyon"). The PIK Notes are unsecured and accrue interest at the rate of 15% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the New Credit Facilities.

On November 7, 2011, we entered into a (1) First Amendment to the First Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto (the “First Lien Amendment”) and (2) First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto (the “Second Lien Amendment”).  Such amendments, among other things:  (1) require us, after giving effect to any permitted acquisition under the First Lien Credit Agreement and Second Lien Credit Agreement, to (a) have liquidity of $10,000 and (b) have a Consolidated Leverage Ratio of at least 0.25 to 1.00 less than the level otherwise required to be met for the most recently completed fiscal quarter for which financial statements have been or were required to be delivered, and (2) cap the amount of pro-forma adjustments to Consolidated EBITDA that we can claim as a result of, or in connection with, a permitted acquisition at 25% of the Consolidated EBITDA of the target entity.

Covenants

The New Credit Agreements contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make capital expenditures; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; change our lines of business; and change our accounting fiscal year, name or jurisdiction of organization. The affirmative and negative covenants in the New Second Lien Credit Agreement are substantially similar to the New First Lien Credit Agreement, with customary cushions and setbacks. In addition, under the New Credit Agreements, we will be required to maintain a specified Minimum Consolidated Interest Coverage Ratio and not exceed a specified Maximum Consolidated Leverage Ratio. Minimum Consolidated Interest Coverage Ratio is defined as Consolidated EBITDA divided by Consolidated Cash Interest Expense and Maximum Consolidated Leverage Ratio is defined as Consolidated Total Debt divided by Consolidated EBITDA.

Original Issue Discount

The New First Lien Term Loan Facility included an original issue discount of $9,200 and the New Second Lien Term Loan Facility included an original issue discount of $2,550. The original issue discount will be amortized using the effective interest method over the lives of the loans. As of December 31, 2011, the original issue discount for the New First Lien Term Loan Facility and New Second Lien Term Loan Facility is $8,793 and $2,465, respectively.

Interest Rate

As of the closing date, at our election, the interest rate per annum applicable to the loans under the New Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (1) a base rate determined by reference to the higher of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) (x) a Eurodollar rate applicable for an interest period of one month plus (y) 1.00%, in each case, plus an applicable margin or (2) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin. As of the closing date, the New First Lien Credit Facilities have applicable margins equal to 5.50%, in the case of base rate loans, and 6.50%, in the case of the Eurodollar rate for Eurodollar rate loans, and the New Second Lien Term Loan Facility has applicable margins equal to 10.50%, in the case of base rate loans, and 11.50%, in the case of Eurodollar rate loans. Borrowings under (a) the New First Lien Credits Facilities will be subject to a floor of 1.50% in the case of Eurodollar loans and (b) the New Second Lien Term Loan Facility will be subject to a floor of (x) 2.50% in the case of the base rate for base rate loans and (y) 1.50% in the case of the Eurodollar rate for Eurodollar loans.

Based on current rates, the annual rates of interest currently applicable to the New Credit Facilities are: 8.0% on the New First Lien Term Loan Facility, 8.75% on the revolving credit facility and 13.0% on the New Second Lien Term Loan Facility.

In January 2012, we entered into interest rate swap agreements to manage the risks associated with our variable rate debt as required by our New Credit Agreements. These swaps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

Guaranty Agreements

In connection with the New First Lien Credit Facilities, we (including our subsidiaries) (the “Subsidiary Guarantors”) entered into a Guaranty and Security Agreement (the “First Lien Guaranty and Security Agreement”), securing substantially all of our and each Subsidiary Guarantor’s tangible and intangible assets.

In connection with the New Second Lien Term Loan Facility, we and the Subsidiary Guarantors entered into a Guaranty and Security Agreement (the “Second Lien Guaranty and Security Agreement”), securing substantially all of our and each Subsidiary Guarantors, tangible and intangible assets. The terms of the Second Lien Guaranty and Security Agreement are substantially similar to the terms of the First Lien Guaranty and Security Agreement.

Critical Accounting Policies and Estimates

Accounts Receivable and Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions if necessary. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when management believes they are uncollectible. The allowance for doubtful accounts is approximately $238 and $175 as of December 31, 2011 and 2010, respectively.

Goodwill and Intangible Assets

We operate as one reporting unit. Goodwill represents the excess portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting. Acquired intangibles are recorded at fair value as of the acquisition date. Goodwill is not amortized, but tested for impairment at least annually. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no goodwill impairment loss is recognized in the results of operations for the years ended December 31, 2011 and 2010. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

To illustrate the magnitude of a potential goodwill impairment relative to future changes in estimated fair values, a 20% decline in fair value would not result in the carrying value exceeding its fair value.

Intangible assets subject to amortization consist of advertiser and producer relationships, affiliate service agreements, trade names, customer relationships, technology, beneficial lease interest, non-compete agreements acquired and insertion orders. The intangible asset values assigned were determined based upon the expected discounted aggregate cash flows to be derived over the life of the assets. We amortize the value assigned to intangibles as follows:

Advertiser and producer relationships	15 years
Affiliate service agreements	10 years
Trade names	4 to 5 years
Customer relationships	4 years
Technology	8 years
Beneficial lease interest	7 years
Non-compete agreements	4 years
Insertion orders	1 year

Intangible assets that have definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset, and record an impairment, if any. We re-evaluate the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives. Based on the results of our reviews, no intangible asset impairment loss is recognized in the results of operations for the years ended December 31, 2011 and 2010.

Revenue Recognition

Revenues primarily comprise of network radio advertising. Radio advertising revenues are recognized, net of agency fees and producer fees, when the advertising has aired. Revenue generated from charging fees to radio stations and networks for music libraries, audio production elements, and jingle production services are recognized upon delivery, or on a straight-line basis over the term of the contract, depending on the terms of the respective contracts.

In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses.

Income Taxes

Deferred income taxes are recognized for the temporary differences between our financial statements and the tax basis of our assets and liabilities. We calculate the deferred income taxes using the enacted tax rate expected to apply to the taxable income for each year in which the deferred tax liability or asset is expected to be settled or realized. In 2011, we recognized a non-cash benefit of approximately $8,639 related to a reduction of our deferred tax valuation allowance on our net deferred tax assets at December 31, 2011.

The guidance under Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 740-10 (that were included in the pre-Codification FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes) prescribes a recognition threshold and measurement attribute for financial statement recognition, and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. A tax benefit from an uncertain tax position taken, or expected to be taken, may be recognized only if it is “more likely than not” that the position is sustainable upon tax authority examination, based on its technical merits. The tax benefit of a qualifying position under this guidance would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement, with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position.

Stock-Based Compensation

Under the fair value recognition provisions of Accounting Standards Codification ("ASC") topic 718, “Compensation-Stock Compensation”, cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2011 did not result in a significant impact to the consolidated financial statements:

Effective January 1, 2011, we adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on our financial statements.

In May 2011, FASB issued guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We will adopt this guidance prospectively in fiscal 2012. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively.

In September 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This update simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this standard in the fourth quarter of 2011.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

Contractual Obligations and Commitments

The following table lists our future contractual obligations and commitments as of December 31, 2011;

	Payments Due by Period
Contractual Obligations (1)	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years
Debt (2)	$424,811	$27,961	$65,810	$168,162	$162,878
Broadcast and news rights	366,153	57,993	103,160	97,173	107,827
Operating leases (3)	63,783	8,437	15,266	15,346	24,734
Building financing (4)	8,604	935	2,006	2,113	3,550
Other commitments (5)	130,081	36,513	52,875	36,489	4,204
	$993,432	$131,839	$239,117	$319,283	$303,193

(1)	The above table excludes uncertain tax positions reserves of $2,889 and deferred tax liabilities of $17,619 as the future cash flows are uncertain as of December 31, 2011.

(2)
Includes scheduled debt repayments and the estimated net interest payments on fixed and variable rate debt and payments of accumulated PIK. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2011, and borrowings outstanding are assumed to follow the debt repayment schedule.

(3)	Operating leases are net of sublease income.

(4)	Payments related to the lease agreement for our Culver City properties.

(5)	Includes other services for talent, research, news, weather service, and employment agreements for executive officers.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changing interest rates under the New Credit Facilities and PIK Notes. We manage interest rate risk through the use of a combination of fixed and floating rate debt. From time to time, we make use of derivative financial instruments to adjust its fixed and floating rate ratio. We were not party to any other derivative financial instruments during 2011. In January

2012, we entered into interest rate swap agreements to manage the risks associated with our variable rate debt as required by our New Credit Agreements. These swaps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

At December 31, 2011, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,220 ($740 after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the swaps we entered into in January 2012. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

Our consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are independent under NASDAQ rules and regulations, meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee, pursuant to its charter, is also responsible for retaining our independent accountants. The independent accountants have full and free access to the Audit Committee with and without management's presence. All members of the Audit Committee have financial expertise. Effective November 20, 2009, we became subject to NASDAQ rules and regulations except where we rely on the “controlled company” exemption to the Board of Directors and committee composition. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ rules which require that the Audit Committee be composed of at least three independent directors. The Board of Directors used the NASDAQ standard of "independence" in determining that Messrs. Ming, Murphy and Haimovitz are independent.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer, our Chief Financial Officer and our Senior Vice President, Finance and Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation”). Based upon the Evaluation, our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of December 31, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. They also concluded that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it is effective as of such date.
Our management excluded from the foregoing assessment the internal control over financial reporting of the Verge business which is included in the 2011 consolidated financial statements of Dial Global and consisted of total assets of $226,077 (of which $164,380 represents goodwill and intangible assets included within the scope of the assessment ) as of December 31, 2011 and $94,590 in revenues for the year then ended. Verge had internal controls over financial reporting before the Merger but, as a private company, its controls were not required to be designed or maintained to comply with SEC Rule 13a-15. Since the Merger occurred during the fourth quarter of 2011 there has not been time to fully integrate the processes of the acquired business or to completely test the internal controls for those processes. Our management determined that it would have been impracticable to appropriately perform the assessment contemplated by SEC Rule 13a-15(c) with respect to the Verge controls that we excluded. Our management’s assessment did include all the controls of the Westwood business.

Changes in Internal Control over Financial Reporting

We are currently in the process of integrating the Verge and Westwood business operations, systems and processes. In many respects, this involves bringing the business operations of Verge under Westwood's pre-existing control framework. We started this effort during the fourth quarter of 2011, but the principal work began at the beginning of fiscal 2012 and will continue through the year. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K

1,2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

EXHIBIT NUMBER (A)	DESCRIPTION (B)
2.1	Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC and Verge Media Companies, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation changing the name of the Company to Dial Global, Inc., as filed with the Delaware Secretary of State on December 12, 2011 (2)
3.2	Amended and Restated Bylaws of Westwood One, Inc. adopted on April 23, 2009 and currently in effect. (3)
3.2.1	First Amendment to the Amended and Restated Bylaws of Westwood One, Inc. effective as of October 21, 2011 (4)
4.1
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock of Westwood One, Inc. (since renamed Dial Global, Inc.), as filed with the Secretary of the State of Delaware on October 21, 2011 (4)

10.1
First Lien Credit Agreement, dated as of October 21, 2011, with General Electric Capital Corporation, as administrative agent and collateral agent, ING Capital LLC, as syndication agent, and the lenders party thereto from time to time. (4)

10.1.1	First Amendment to the First Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (5)
10.2	Guaranty and Security Agreement, dated as of October 21, 2011, in favor of General Electric Capital Corporation as administrative agent and collateral agent (4)
10.3
Second Lien Credit Agreement, dated as of October 21, 2011, with Cortland Capital Market Services LLC, as administrative agent and collateral agent, and Macquarie Capital (USA), Inc., as syndication agent, and the lenders party thereto from time to time (4)

10.3.1	First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (5)
10.4	Second Lien Guaranty and Security Agreement, dated as of October 21, 2011, in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent (4)
10.5	Registration Rights Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC and Triton Media Group, LLC (4)
10.6
Amended and Restated Investor Rights Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC and the other investors signatory thereto and the parties executing a Joinder Agreement in accordance with the terms thereto (4)

10.7	Letter Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC, and Verge Media Companies, Inc. (4)
10.8	Indemnity and Contribution Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC (4)
10.8.1
Amendment No. 1 to the Indemnity and Contribution Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC, Verge Media Companies, Inc. and Triton Media Group, LLC (4)

10.9	Form of Indemnification Agreement between Registrant and its directors and executive officers. +
10.10	Westwood One, Inc. 2005 Equity Compensation Plan (6)*
10.11	Form Stock Option Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (7)*
10.12	Form Stock Option Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for directors. (7)*
10.13	Form Amended and Restated Restricted Stock Unit Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for outside directors (8)*
10.14	Form Restricted Stock Unit Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (8)*

EXHIBIT NUMBER (A)	DESCRIPTION (B)
10.15	Form Restricted Stock Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (8)*
10.16	2010 Equity Compensation Plan. (9) *
10.17	Form Stock Option Agreement under Westwood One, Inc.'s 2010 Equity Compensation Plan for employees. (9)
10.18	Form Restricted Stock Unit Agreement under Westwood One, Inc.'s 2010 Equity Compensation Plan for non-employee directors. (9)
10.19	Registrant 2011 Stock Option Plan (10)*
10.20	Form of Stock Option Agreement for the Registrant 2011 Stock Option Plan. (11)*
10.21	Employment Agreement, dated as of December 20, 2011, by and between Registrant and Spencer L. Brown. (11)*
10.22	Employment Agreement, dated as of December 20, 2011, by and between Registrant and David M. Landau. (11)*
10.23	Employment Agreement, dated as of December 20, 2011, by and between Registrant and Kenneth C. Williams. (11)*
10.24
Digital Reseller Agreement, dated as of July 29, 2011, by and between the Triton Media Group, LLC and Dial Communications Global Media, LLC, an indirect subsidiary of the Company (redacted version) (19)

10.25	Master Agreement, dated as of October 2, 2007, by and between Westwood One, Inc. and CBS Radio Inc. (12)
10.26	Mutual General Release and Covenant Not to Sue, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Radio Inc. (13)
10.27	Amended and Restated News Programming Agreement, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Radio Inc. (13)
10.28	Amended and Restated Technical Services Agreement, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Radio Inc. (13)
10.29	Amended and Restated Trademark License Agreement, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Radio Inc. (13)
10.30	Registration Rights Agreement, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Radio Inc. (13)
10.31
Form Westwood One Affiliation Agreement, dated February 29, 2008, between Westwood One, Inc. on its behalf and on behalf of its affiliate, Westwood One Radio Networks, Inc. and CBS Radio Inc., on its behalf and on behalf of certain CBS Radio stations (13)

10.32	Lease for 524 W. 57th Street, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Broadcasting Inc. (13)
10.33	Employment Agreement, effective as of September 17, 2008, by and between Westwood One, Inc. and Roderick M. Sherwood, III. (14)*
10.33.1	Separation Agreement, dated as of November 18, 2011 and effective as of November 18, 2011, by and between Westwood One, Inc. and Roderick M. Sherwood, III (15)*
10.34	Agreement of Sublease made as of November 2, 2009, by and between Marsh & McLennan Companies, Inc. and Westwood One Radio Networks, Inc. (16)
10.35
Sublease dated as of November 1, 2004, as amended to date, by and between Live Nation Worldwide, Inc., f/k/a SFX Entertainment, Inc. and Excelsior Radio Networks, LLC, as successor by conversion to Excelsior Radio Networks, Inc. (a subsidiary of Registrant) +

10.36
Form of Amendment effective December 31, 2008 to Employment Agreement for senior executives of Westwood One, Inc., amending terms in a manner intended to address Section 409A of the Internal Revenue Code of 1986, as amended (17)*

10.37	Agreement of Purchase and Sale, dated as of December 3, 2009, between Westwood One, Inc. and NLC-Lindblade, LLC (18)
10.38	Single Tenant Triple Net Lease, dated as of December 17, 2009, between Westwood One, Inc. and NLC-Lindblade, LLC (18)
10.39	Employment Agreement, effective as of October 16, 2004, by and between Westwood One, Inc. and David Hillman, as amended by Amendment No. 1 to Employment Agreement, effective January 1, 2006. (20) *
10.39.1	Amendment No. 2 to the Employment Agreement, effective July 10, 2007, between Westwood One, Inc. and David Hillman. (21) *
10.39.2	Separation Agreement, dated as of March 9, 2012 by and between Registrant and David Hillman (22)*
14.1	Code of Ethics. +

EXHIBIT NUMBER (A)	DESCRIPTION (B)
21	List of Subsidiaries. +
23	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
_____________________

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(B)	Westwood One, Inc. changed its name to Dial Global, Inc. on December 12, 2011.

(1)	Filed as an exhibit to Registrant's current report on Form 8-K dated July 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's current report on Form 8-K dated December 6, 2011 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's current report on Form 8-K dated April 23, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's current report on Form 8-K dated October 21, 2011 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's current report on Form 8-K dated November 4, 2011 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's current report on Form 8-K dated March 17, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed with the SEC on December 21, 2011 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's current report on Form 8-K dated December 19, 2011 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s current report on Form 8-K dated September 12, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's current report on Form 8-K dated November 16, 2011 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's current report on Form 8-K dated November 17, 2009 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's annual report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's current report on Form 8-K dated March 9, 2012 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAL GLOBAL, INC.
(Registrant)

By:	/S/ SPENCER L. BROWN	By:	/S/ HIRAM M. LAZAR	By:	/S/ EDWARD A. MAMMONE
	Spencer L. Brown		Hiram M. Lazar		Edward A. Mammone
	Co-Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer		Senior Vice President, Finance and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ NEAL A. SCHORE	Chairman of the Board of Directors	March 30, 2012
Neal A. Schore

/S/ SPENCER L. BROWN	Co-Chief Executive Officer (Principal Executive Officer); Director	March 30, 2012
Spencer L. Brown

/S/ B. JAMES FORD	Director	March 30, 2012
B. James Ford

/S/ JONATHAN I. GIMBEL	Director	March 30, 2012
Jonathan I. Gimbel

/S/ JULES HAIMOVITZ	Director	March 30, 2012
Jules Haimovitz

/S/ H MELVIN MING	Director	March 30, 2012
H. Melvin Ming

/S/ PETER E. MURPHY	Director	March 30, 2012
Peter E. Murphy

/S/ ANDREW SALTER	Director	March 30, 2012
Andrew Salter

/S/ MARK R. STONE	Director	March 30, 2012
Mark R. Stone
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders as of the date of this report.

FORM 10-K
ITEM 15(a) (1) AND (2)
DIAL GLOBAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Dial Global, Inc.

We have audited the accompanying consolidated balance sheets of Dial Global, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statements Schedule II listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial Global, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set form therein.

/s/ Ernst & Young LLP
New York, New York
March 30, 2012

DIAL GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,627	$2,275
Accounts receivable, net of allowance for doubtful accounts	96,211	46,031
Prepaid expenses and other assets	6,130	2,261
Current assets of discontinued operations	—	26,917
Total current assets	107,968	77,484
Property and equipment, net	28,478	7,293
Goodwill	167,120	80,909
Intangible assets, net	145,915	86,643
Deferred financing costs	11,557	2,683
Other assets	6,636	2,453
Non-current assets of discontinued operations	—	104,724
TOTAL ASSETS	$467,674	$362,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Producer and accounts payable	$30,780	$21,190
Amounts payable to related parties	4,343	4,830
Accrued expenses and other liabilities	41,820	7,137
Current maturity of long-term debt	3,875	11,139
Current liabilities of discontinued operations	—	9,388
Total current liabilities	80,818	53,684
Long-term debt	229,467	84,717
Long-term debt payable to related parties	30,875	94,585
Deferred tax liability	17,619	6,545
Other liabilities	20,107	987
Non-current liabilities of discontinued operations	—	3,967
TOTAL LIABILITIES	378,886	244,485

Commitments and contingencies

Series A Preferred Stock, $1,000 liquidation preference; 200,000 and 0 shares authorized, respectively; 9,691.374 and 0 shares issued and outstanding, respectively, and accumulated dividends	9,862	—

STOCKHOLDERS’ EQUITY (Note 12)
Class A common stock, $0.01 par value; 5,000,000,000 and 0 shares authorized, respectively; 22,744,322 and 0 shares issued and outstanding, respectively	227	—
Class B common stock, $0.01 par value; 35,000,000 shares authorized; 34,237,638 shares issued and outstanding	342	342
Additional paid-in capital	134,785	162,948
Accumulated deficit	(56,428)	(45,586)
TOTAL STOCKHOLDERS’ EQUITY	78,926	117,704
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$467,674	$362,189
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010
Revenue	$131,325	$94,139
Costs of revenues (excluding depreciation and amortization)	74,696	39,907
Gross profit	56,629	54,232
Other operating costs	20,681	16,004
Compensation costs	16,985	14,020
Depreciation and amortization	15,119	13,052
Restructuring charges	3,131	—
Transaction costs	7,263	—
Total operating costs	63,179	43,076

Operating (loss) income	(6,550)	11,156

Interest expense	(29,625)	(19,543)
Preferred Stock dividend	(171)	—
Gain from the 24/7 Formats purchase	4,950	—
Investment impairment charge	(561)	(561)

Loss from continuing operations before income tax	(31,957)	(8,948)
Income tax provision for (benefit from) continuing operations	(22,741)	(927)

Loss from continuing operations	(9,216)	(8,021)
Loss from discontinued operations, net of income tax provision	(1,626)	(3,366)
Net loss	$(10,842)	$(11,387)

Loss per share Common Stock (Class A and Class B)
Loss from continuing operations	$(0.24)	$(0.24)
Loss from discontinued operations	(0.04)	(0.10)
Net loss	$(0.28)	$(0.34)

Weighted average shares outstanding:
Common Stock (Class A and Class B)
Basic and diluted	38,717,960	33,772,815
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,842)	$(11,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activity, net of acquisitions:
Depreciation and amortization	18,986	18,639
Paid-in-kind interest expense	13,055	13,764
Deferred taxes	(22,626)	2,115
Gain from the 24/7 Formats purchase	(4,950)	—
Amortization of original issue discount and deferred financing costs	3,663	1,472
Stock-based compensation	1,280	—
Bad debt expense	401	408
Unpaid Preferred Stock dividend	171	—
Increase in deferred rent	165	306
Loss in investment	561	561
Change in fair value of interest rate swap	—	(1,147)
Gain from re-measurement of investment of discontinued operations	—	(5,573)
Loss in equity investment	—	778
Write-off of loan receivable	—	695
Foreign currency transaction loss	—	13
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,551)	347
Prepaid expenses and other current assets	1,371	894
Other assets	961	(1,576)
Accounts payable	3,561	(2,141)
Accrued expenses and other current liabilities	4,481	20
Other liabilities	(737)	(28)
Total adjustments	12,792	29,547
Net cash provided by operating activities	1,950	18,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,286)	(4,580)
Acquisition of Westwood and purchase of 24/7 Formats, net of cash acquired	(1,618)	—
Cash transferred to Digital Services business	(5,877)	—
Acquisitions of business, net of cash acquired	(67)	(31,490)
Net cash used in investing activities	(11,848)	(36,070)
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt in Merger	(161,463)	—
Repayment of paid in kind interest expense	(47,949)	—
Borrowings under First Lien Term Loan	145,800	—
Borrowings under Second Lien Term Loan	82,450	—
Borrowings under First Lien Revolver	9,600	—
Repayment of long-term debt	(8,513)	(11,368)
Payment of contingent liability on acquisition	(895)	—
Principle payment of capital lease obligation	(43)	(243)
Deferred financing costs	(12,045)	(1,515)
Repayment under First Lien Revolver	(5,000)	—
Borrowings from bank line of credit	900	—
Repayment of bank line of credit	(900)	—
Cost of issuance of common stock	(365)	—
Proceeds from long-term debt	—	20,000
Proceeds from issuance of PIK Notes	—	15,000
Issuance of common stock	—	6,075
Net cash provided by financing activities	1,577	27,949

Net (decrease) increase in cash and cash equivalents	(8,321)	10,039
Cash and cash equivalents at beginning of period	13,948	3,909
Cash and cash equivalents at end of period	$5,627	$13,948

Supplemental Disclosures
Cash paid during the period for :
Interest	$55,696	$6,741
Income taxes	117	—

Non-Cash investing and financing activities:
Assumption of Westwood debt	$45,146	$—
Issuance of Series A Preferred Stock	9,691	—
Issuance of Class A common stock for the Merger	81,830	—
Spin-off of Digital Services	(111,859)	—
Issuance of PIK Notes	30,000	—
Fair value of assumed stock-based compensation for the Merger	1,178	—
Accrual of contingent payment on purchase of business	—	1,000
Acquisition under capital lease	—	41

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	(Accumu- lated Deficit)	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	—	$—	33,083,486	$331	$156,884	$(34,199)	$123,016
Net loss	—	—	—	—	—	(11,387)	(11,387)
Issuance of common stock	—	—	1,154,152	11	6,064	—	6,075
Balance at December 31, 2010	—	$—	34,237,638	342	$162,948	$(45,586)	$117,704
Net loss	—	—	—	—	—	(10,842)	(10,842)
Acquisition of Westwood One, Inc.	22,667,591	227	—	—	82,416	—	82,643
Distribution of Digital Services business to Triton Digital	—	—	—	—	(111,859)	—	(111,859)
Conversion of restricted share units	76,731	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,280	—	1,280
Balance at December 31, 2011	22,744,322	$227	34,237,638	$342	$134,785	$(56,428)	$78,926

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 — Basis of Presentation

Description of Business

In this report, “Dial Global,” “Company,” “registrant,” “we,” “us” and “our” refer to Dial Global, Inc. (together with its subsidiaries). On October 21, 2011 (the "Merger Date"), we announced the consummation of the transactions (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood One Inc. ("Westwood"), Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge Media Companies, Inc. ("Verge".) Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company. For a more detailed description of the agreements and the credit facilities entered into in connection with the Merger, please refer to the Current Reports on Form 8-K filed on October 27, 2011 and January 5, 2012 or Westwood's Quarterly Report on Form 10-Q filed on November 14, 2011 and the agreements filed as exhibits to these filings.

Pursuant to the Merger Agreement and in connection with the Merger, each issued and outstanding share of previously existing Westwood common stock (22,667,591 shares) was reclassified and automatically converted into one share of Class A Common Stock without any further action on the part of the holders of Westwood common stock. In connection with the Merger, each outstanding share of common stock of Verge was automatically converted into and exchanged for the right to receive approximately 6.838 shares of Class B Common Stock. Westwood issued 34,237,638 shares of Class B Common Stock to Verge stockholders, representing approximately 59% of the issued and outstanding shares of common stock of Westwood on a fully diluted basis. No fractional shares of Class B Common Stock were issued in connection with the Merger and holders of fractional shares of Class B Common Stock received a whole share of Class B Common Stock. In connection with the Merger, Westwood also issued 9,691.374 shares of our Series A Preferred Stock (the “Series A Preferred Stock") to Verge stockholders, as calculated in accordance with the Merger Agreement.

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the date of acquisition. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid in capital. Total stockholders' equity of the prior period was unchanged.

The consideration exchanged for the Merger totaled $102,379, which is comprised of the market value as of the Merger Date of Westwood's Class A Common Stock of $81,830, the market value of the Series A Preferred Stock of $9,691 (calculated by multiplying the number of such preferred shares by the liquidation preference of $1,000 per share), the fair value of the assumed Westwood stock options and RSUs of $1,178 and the purchase accounting consideration exchanged in Verge's purchase of the 24/7 Formats business ("24/7 Formats") of $9,680, which includes the payment to Westwood under Verge's existing call option of $4,730 and the gain from the 24/7 Formats purchase of $4,950. The consideration for the 24/7 Formats is included in the Merger consideration as the Merger settled the pre-existing relationship between Verge and Westwood on the 24/7 Formats business. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date.

In addition, the Company, Westwood, Gores Radio Holdings, LLC ("Gores") and Triton Media Group, LLC ("Triton") entered into the Indemnity and Contribution Agreement, dated as of July 30, 2011 and amended on October 21, 2011, whereby under certain circumstances and subject to certain limitations, Triton agreed to indemnify Westwood if Westwood suffers any losses arising from or directly related to the Digital Services business, and Gores agreed to indemnify Triton if Westwood suffers any losses arising from or directly related to Westwood's sale of its Metro Traffic Business which was completed prior to the Merger. See Note 3 — Acquisitions for additional information on the Merger.

As part of the Merger, the pre-Merger debt of Westwood and Verge was paid and we, as borrower and guarantor, entered into new credit agreements that are described in Note 9 — Debt.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The consolidated statements of operations and cash flows include the results of Westwood from October 22, 2011 to December 31, 2011. The consolidated balance sheet as of December 31, 2011 includes the Westwood purchase accounting balances acquired in the Merger, while the balance sheet as of December 31, 2010 does not include Westwood's balances.

The consolidated statements of cash flows include the results of the discontinued operations of the Digital Services business until July 29, 2011, when the Digital Services business was spun-off, as is allowed by the authoritative guidance in ASC 230 - Statement of Cash Flows.

We are organized as a single reporting segment, the Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,500 radio stations nationwide including representing/selling audio content of third-party producers. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats, prep services, jingles and imaging. We have no operations outside the United States, but sell to customers outside of the United States.

As described in more detail under Note 4 — Discontinued Operations, on July 29, 2011, Verge's Board of Directors approved a spin-off of the Digital Services business to a related entity owned by its sole stockholder at that time. For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States. The Digital Services business provides streaming, measurement, advertising management and monetization and audience engagement solutions, which cover database, audience and web management systems, to thousands of radio stations worldwide.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Actual results could differ from those estimates. The most significant assumptions and estimates involved in preparing the financial statements include those related to useful lives of property and equipment, the useful lives of intangible assets, allowance for doubtful accounts, fair values assigned to intangibles, interest rate swaps, and stock-based awards, and the valuation of goodwill.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet our financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions if necessary. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when management believes they are uncollectible. The allowance for doubtful accounts is approximately $238 and $175 at December 31, 2011 and 2010, respectively.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Property and Equipment

Property and equipment are recorded at cost. We provide for depreciation and amortization using the straight-line method over the assets’ estimated useful lives. We do not depreciate land. Estimated useful lives are as follows:

Radio, network and communications equipment	3 to 10 years
Office computers, equipment and software	3 to 7 years
Leasehold improvements and building	Shorter of useful life or lease term and 35 years, respectively

We capitalize external direct costs of materials and services consumed in developing and obtaining internal use computer software, and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal use computer software. Our management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally-developed software.

The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in the consolidated statements of operations. Repairs and maintenance costs that do not extend the useful lives of the assets are expensed as incurred.

Goodwill and Intangible Assets

We operate as one reporting unit. Goodwill represents the excess portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting. Acquired intangibles are recorded at fair value as of the acquisition date. Goodwill is not amortized, but tested for impairment at least annually or when changes in circumstances indicate an impairment event may have occurred. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, all of the goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no goodwill impairment loss is recognized in the results of operations for the years ended December 31, 2011 and 2010. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

Intangible assets subject to amortization consist of advertiser and producer relationships, affiliate service agreements, trade names, customer relationships, technology, beneficial lease interest, non-compete agreements acquired, and insertion orders. The intangible asset values assigned are determined based upon the expected discounted aggregate cash flows to be derived over the life of the assets.

We amortize the value assigned to intangibles as follows:

Advertiser and producer relationships	15 years
Affiliate service agreements	10 years
Trade names	4 to 5 years
Customer relationships	4 years
Technology	8 years
Beneficial lease interest	7 years
Non-compete agreements	4 years
Insertion orders	1 year

Intangible assets that have definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset, and record an impairment, if any. We re-evaluate the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives. We

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

have determined that there were no indicators of impairment of definite-lived intangible assets for the years ended December 31, 2011 and 2010.

Restricted Investment

Our sole restricted investment consists of a certificate of deposit that is collateral for a lease deposit in connection with a New York office lease and is reported in other assets in the consolidated balance sheet. This investment is categorized as a held-to-maturity security (see Note 10 — Fair Value Measurements). As of December 31, 2011 and 2010, the balance in this restricted investment was $538. The certificate of deposit matures in May 2012.

Investments

Investments in which we have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when we own an interest of approximately 20% to 50%, and exercise significant influence. Under the equity method of accounting, we include our investment in other assets in the consolidated balance sheets. The consolidated statements of operations include our share of the investee's earnings (losses), and the consolidated statements of cash flows include all cash received from or paid to the investee. Investments in which we have no significant influence (generally less than a 20% ownership interest), or do not exert significant influence, are designated as available-for-sale investments if readily determinable market values are available. If an investment’s fair value is not readily determinable, we account for our investment at cost.

Deferred Financing Costs

Deferred financing costs are amortized under the interest method over the term of the debt. Amortization expense was $3,171 and $1,427 for the years ended December 31, 2011 and 2010, respectively, and are included in interest expense, net in the consolidated statements of operations. For the year ended December 31, 2011, deferred financing costs of $1,759 were expensed in the fourth quarter related to Verge's early repayment of its long-term debt at the Merger Date. As of December 31, 2011 and 2010, deferred financing costs were $11,557 and $2,683, respectively, and are included in other assets in the consolidated balance sheet.

Deferred Rent

We recognize rent expense on leases containing scheduled rent increases by amortizing the aggregate minimum lease payments on a straight-line basis over the lease term.

Revenue Recognition

Revenues are primarily comprised of network radio advertising. Radio advertising revenues are recognized, net of agency fees and producer fees, when the advertising has aired. Revenue generated from charging fees to radio stations and networks for music libraries, audio production elements, and jingle production services are recognized upon delivery, or on a straight-line basis over the term of the contract, depending on the terms of the respective contracts.

In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented within revenue.

Stock-Based Compensation

Under the fair value recognition provisions of ASC topic 718, “Compensation-Stock Compensation”, cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable.

Our revenues are generated primarily from companies located in the United States. We perform periodic credit evaluations of our customers’ financial condition and, in certain instances, require payment in advance. Accounts receivable are due principally from large U.S. companies under stated contract terms. We provide for estimated credit losses, as required.

For the years ended December 31, 2011 and 2010, one customer accounted for approximately 19% of gross revenues. At December 31, 2011 and 2010, approximately 9% and 28%, respectively, of accounts receivable is due from this customer.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $425 and $303 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

Deferred income taxes are recognized for the temporary differences between our financial statement and our tax basis of the assets and liabilities. We calculate the deferred income taxes using the enacted tax rate expected to apply to the taxable income for each year in which the deferred tax liability or asset is expected to be settled or realized. In 2011, we recognized a non-cash benefit of approximately $2,600 related to a reduction of our deferred tax valuation allowance on our net deferred tax assets at December 31, 2011.

We adopted the applicable sections of FASB ASC Topic 740-10 that were included in the pre-Codification FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes. This authoritative guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the liability to recognize in the financial statements.

Interest Rate Swap Agreements

From time to time we enter into interest rate swap agreements to manage the risks associated with our variable rate debt. These interest rate swaps are not designated as hedges. Accordingly, interest rate swap agreements are recorded at fair value, and included in assets or liabilities, as appropriate. Changes in fair value at each balance sheet date, and upon maturity, are included in interest expense, net in the consolidated statement of operations. We were not a party to any interest rate swap agreements as of December 31, 2011 and 2010. All of our prior swaps expired during 2010. There was $1,100 interest expense related to the interest rate swaps on the 2010 consolidated statement of operations. In January 2012, we entered into interest rate swap agreements to manage the risks associated with our variable rate debt as required by our New Credit Agreements. These swaps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured, and their placement within the fair value hierarchy.

The fair value hierarchy also requires an entity to maximize the use of observable inputs, and minimize the use of unobservable inputs, when measuring fair value.

Earnings Per Share

Basic earnings per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares re-acquired during the period are weighted for the portion of the period that they are outstanding. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock are exercised or converted into common stock. Common stock equivalents are excluded in periods in which they are anti-dilutive and for the years ended December 31, 2011 and 2010, the effect of common stock equivalents of 67,824 and 0 were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. Basic and dilutive shares outstanding include the Class A common stock and Class B common stock combined after the adjustment for the conversion of the Class B common stock in connection with the Merger

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on previously reported net income. Due to the impact of the Merger, we reconsidered the classification of the following items:

•	reclassification in the consolidated balance sheets of capitalized software of $942 from other assets to property and equipment, net;

•	reclassification in the consolidated statements of operations of $3,072 from other operating costs to compensation costs.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2011 did not result in a significant impact to the consolidated financial statements:

Effective January 1, 2011, we adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on our financial statements.

In May 2011, the FASB issued guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We will adopt this guidance prospectively beginning in fiscal 2012. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively.

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This update simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this standard in the fourth quarter of 2011.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

Note 3 — Acquisitions

We entered into the following business combinations during 2011 and 2010 to complement our existing lines of Radio business. Transaction costs associated with these business combinations are included in operating expenses in the consolidated statements of operations.

Westwood One, Inc.

On October 21, 2011, we announced the Merger contemplated by the Merger Agreement, dated as of July 30, 2011, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge. Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company.

Pursuant to the Merger Agreement and in connection with the Merger, each issued and outstanding share of previously existing Westwood common stock (22,667,591 shares) was reclassified and automatically converted into one share of Class A Common Stock without any further action on the part of the holders of Westwood common stock. In connection with the Merger, each outstanding share of common stock of Verge was automatically converted into and exchanged for the right to receive approximately 6.838 shares of Class B Common Stock. Westwood issued 34,237,638 shares of Class B Common Stock to Verge stockholders, representing approximately 59% of the issued and outstanding shares of common stock of Westwood on a fully diluted basis. In connection with the Merger, Westwood also issued 9,691.374 shares of Series A Preferred Stock (the “Series A Preferred Stock") to Verge stockholders, in accordance with the Merger Agreement. The consideration exchanged for the Merger totaled $102,379, which is comprised of the market value as of the Merger Date of Westwood's Class A Common Stock of $81,830, the market value of Series A Preferred Stock of $9,691 (calculated by multiplying the number of such preferred shares by the liquidation preference of $1,000 per share), the fair value of the assumed Westwood stock options and RSUs of $1,178 and the purchase accounting consideration exchanged in Verge's purchase of the 24/7 Formats business ("24/7 Formats") of $9,680 (see chart below).

In addition, Westwood, Gores and Triton entered into the Indemnity and Contribution Agreement, dated as of July 30, 2011 and amended on October 21, 2011, whereby under certain circumstances and subject to certain limitations, Triton Media agreed to indemnify Westwood if Westwood suffers any losses arising from or directly related to the Digital Services business, and Gores agreed to indemnify Triton Media if Westwood suffers any losses arising from or directly related to Westwood's sale of its Metro Traffic Business.

The goodwill recorded represents the future economic benefits expected to arise that could not be identified and separately recognized. The goodwill is not deductible for tax purposes.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

As part of the Merger, the pre-Merger debt of Westwood and Verge was paid and we, as borrower and guarantor, entered into new credit facilities (described in Note 9 — Debt) that included term loans, revolving credit facilities and paid-in-kind ("PIK") notes.

On July 29, 2011, just prior to the announcement of the Merger, Verge exercised an option it held to purchase the 24/7 Formats that it had previously managed and operated pursuant to a Management Agreement with Westwood. Verge paid $4,730 for the 24/7 Formats. This pre-existing relationship is subject to ASC 805 - Business Combinations and to the extent such amount is representative of a favorable or unfavorable settlement of a pre-existing relationship, we would recognize a gain or loss as of the date of the Merger. As such, we recognized a gain of $4,950 related to the 24/7 Formats purchase.

As a result of the Merger, our operating results include the operations of the Westwood business from the closing date of the Merger to December 31, 2011. The Westwood business contributed $36,735 and $4,277 in revenue and operating loss for the year ended December 31, 2011, respectively.

Consideration Transferred
Westwood closing price per share on October 21, 2011	3.61

Fair value of 22,667,591 shares of common stock of Westwood	$81,830
Fair value of prior service for assumed stock options and RSUs	1,178
Fair value of Series A Preferred Stock issued	9,691
Fair value of 24/7 Formats acquisition (including $4,950 gain from the 24/7 Formats purchase)	9,680
$102,379

The preliminary purchase price for Westwood was allocated as follows:

Cash and cash equivalents	$3,112
Accounts receivable	39,500
Prepaid and other assets	5,613
Property and equipment	22,938
Other assets	5,780
Long-term debt	(45,146)
Accounts payable	(5,820)
Accrued and other current liabilities	(27,233)
Other liabilities	(19,528)
Deferred tax liability	(32,158)
Fair value of net assets acquired	(52,942)
Intangible assets	69,177
Goodwill	86,144
Total Purchase Price	$102,379

Included in the Merger related property and equipment and other liabilities are land, building and debt related to a sale leaseback transaction that did not qualify for sales recognition of our Culver City properties.  Pursuant to the lease, the remaining term of the lease is nine years with two five year renewal options. We are responsible for required repairs, replacements and improvements and have issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit.  The building is depreciated over its estimated remaining economic life of 35 years and the debt principal is reduced by the monthly rental payments using the effective interest method whereby a portion of the lease payment is recorded to interest expense and the remaining to reduce the principal. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The following unaudited pro forma financial summary for the years ended December 31, 2011 and 2010 gives effect to the Merger and the resultant acquisition accounting and assume the Merger had occurred as of January 1, 2011 and 2010. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal years 2011 and 2010 that are directly related to the transactions and do not have a continuing impact on operating results. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Merger been completed on the dates set forth in the pro forma financial information.

	Unaudited Pro Forma
	Years Ended December 31,
	2011	2010
Revenue	$275,463	$288,595
Operating loss	(12,448)	(2,802)
Loss from continuing operations	(30,885)	(25,224)
Net loss per basic and diluted share	$(0.54)	$(0.44)

Radio Voodoo

In June 2010, Verge purchased assets of VoodooVox, Inc. (“Voodoo”). Voodoo provides services that enable radio and television broadcasts to convert call-in lines into voice data collection services which enhance Verge's product offerings to its radio station clients. The assets acquired primarily include all of the related tangible and intangible assets to operate Voodoo's business operations. $1,500 of the purchase price was paid at closing, with two contingent payments to be paid to the sellers on or before March 31, and September 30, 2011. The contingent payments will be equal to 65% of revenues for the period from July 1, 2010 through June 30, 2011. If these payments are less than $2,000, we will pay the sellers an amount equal to 65% of revenues earned from July 1, 2011 through June 30, 2012 that exceed revenues earned from July 1, 2010 through June 30, 2011. Total purchase price cannot exceed $3,500.

The fair value of the estimated contingent payments as of of December 31, 2011 and 2010, was $105 and $1,000, respectively. We made a payment of $895 in 2011 related to these contingent payments. The remaining liability of $105 is expected to be paid in the first half of 2012. No other liabilities were assumed in the acquisition.

In addition, Verge simultaneously (in June 2010) entered into a consulting agreement with the President and the CEO of Voodoo for a period of two years.

The purchase price for Voodoo was allocated as follows:

Property and equipment	$16
Customer relationships	400
Technology	410
Trade names	150
Goodwill	1,524
$2,500

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Discontinued Operations

Verge entered into the following business combinations for its Digital Services business discontinued operations during 2010. Transaction costs associated with these business combinations are included in loss from discontinued operations in the consolidated statements of operations.

StreamTheWorld

On May 28, 2010, Verge entered into a Share Purchase Agreement and acquired the remaining outstanding common and preferred shares of StreamTheWorld for approximately $30,400. StreamTheWorld provides online streaming services to its customers, and this acquisition augments the Digital Services business platform, providing online streaming services to StreamTheWorld's customer base that were previously outsourced. The pre-existing equity interest in StreamTheWorld was re-measured at fair value on May 28, 2010. The carrying value of the equity interest in StreamTheWorld as of the date of acquisition was $1,800. The fair value of Verge's equity interest in StreamTheWorld immediately before the acquisition was approximately $7,400. A gain from re-measurement of the investment of $5,573 is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2010. Verge consolidated StreamTheWorld in its consolidated financial statements beginning with the acquisition of the controlling interest in StreamTheWorld and it is included in the assets and liabilities of discontinued operations in the consolidated balance sheet.

The purchase price for StreamTheWorld was allocated to the related assets acquired and liabilities assumed, and the excess of the consideration exchanged was allocated to goodwill of approximately $24,300.

Transaction costs related to the acquisition amounted to approximately $1,300, which is included in loss from discontinued operations as an operating expense in the consolidated statement of operations in the year ended December 31, 2010.

In order to fund the purchase of StreamTheWorld, Verge received $15,000 under its senior notes from its equity investors, and obtained $20,000 under a term loan.

The purchase price after the re-measurement for StreamTheWorld was allocated as follows:

Cash	$568
Accounts receivable	1,353
Prepaid expenses and other current assets	1,039
Property and equipment	1,238
Goodwill	26,217
Technology	8,900
Customer relationships	2,700
Trade names	270
Accounts payable	(571)
Accrued expenses and other current liabilities	(1,854)
Deferred tax liability	(1,900)
Long-term debt	(211)
$37,749

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 4 — Discontinued Operations

On July 29, 2011, the then Board of Directors of Verge (pre-Merger) approved a spin-off of the operations of Verge's Digital Services business to a related entity, Triton Digital, Inc. (“Triton Digital”) that was owned by Triton, Verge's sole stockholder at that time. As part of the spin-off, Verge Media, Inc. (our wholly-owned subsidiary) indemnified Triton for damages resulting from claims (subject to limited carve-outs) arising from or directly related to our Radio network business, Verge Media, Inc. or any of our respective subsidiaries (other than digital companies), provided such claims are made on or before April 30, 2013. Verge spun-off the Digital Services business' net assets with a carrying value of $111,859 to Triton Digital for the year ended December 31, 2011.

The results of the Digital Services business included in discontinued operations for all periods presented were as follows:

	Years Ended December 31,
	2011	2010
Revenue	$23,543	$32,796
Cost of revenue	9,065	12,395
Gross profit	14,478	20,401
Operating costs	11,899	19,235
Depreciation and amortization	3,867	5,587
Loss from operations	(1,288)	(4,421)
Gain from re-measurement of investment	—	5,573
Loss on equity investment	—	(778)
Other expenses	—	(696)
Interest income	26	10
Loss from discontinued operations, before provision for income taxes	(1,262)	(312)
Income tax provision for discontinued operations	364	3,054
Net loss from discontinued operations	$(1,626)	$(3,366)

The Digital Services business' results of operations have been removed from our results of continuing operations for all periods presented. Verge was not required to amend or pay down its existing debt in connection with the spin-off of the Digital Services business and therefore we have not allocated interest expense to the discontinued operations accordingly. We have not allocated any corporate overhead to the discontinued operations. We have not had any significant continuing involvement in the Digital Services business since the spin-off. We have continuing activities and cash flows related to the Digital Services business through the Digital Reseller Agreement (see Note 5 — Related Party Transactions) which was entered into on July 29, 2011 and has a four-year term. Under this agreement Verge agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Assets and liabilities of discontinued operations as of December 31, 2010 were comprised of the following:

ASSETS
Current assets:
Cash and cash equivalents	$11,673
Accounts receivable, net of allowance for doubtful accounts	9,541
Receivable from related party	4,830
Prepaid expense and other assets	873
Total current assets of discontinued operations	26,917
Property and equipment, net	2,034
Intangible assets, net	31,006
Goodwill	70,043
Other assets	1,641
Total non-current assets of discontinued operations	104,724
Total assets of discontinued operations	$131,641
LIABILITIES
Current liabilities:
Accounts payable	$973
Producer payable	1,010
Accrued and other current liabilities	7,405
Total current liabilities of discontinued operations	9,388
Deferred tax liability	3,808
Other liabilities	159
Total non-current liabilities of discontinued operations	3,967
Total liabilities of discontinued operations	$13,355

Note 5 — Related Party Transactions

Management Agreement

From 2006 to 2011, Verge managed and operated eight 24/7 Formats pursuant to a Management Agreement with Westwood. Under the agreement, Verge had the option to purchase the 24/7 Formats and on July 29, 2011, it exercised its option and paid $4,730 for the purchase of the 24/7 Formats. For the years ended December 31, 2011 and 2010, we recorded expenses of $1,540 and $2,530, respectively, for fees paid to Westwood for the 24/7 Formats and included these fees in other operating costs in the consolidated statement of operations.

Transition Services

On July 29, 2011, Verge entered into a transition services agreement with Triton Digital to provide it with access to and use of certain premises leased by us and related services for a monthly fee income of $22 plus related facilities expenses.  This agreement is effective until such time as the support and use of the various facilities is terminated. The termination date may occur at various times but no later than April 2014. Any termination earlier than the stated termination date must be mutually agreed upon by the parties. Fees related to the transition services were $110 for the year ended December 31, 2011 and are included as credits in other operating costs in the consolidated statement of operations.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Digital Reseller Agreement

On July 29, 2011, Verge entered into a Digital Reseller Agreement with Triton Digital, pursuant to which it agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. Revenue related to the agreement for the year ended December 31, 2011 is $1,780.

PIK Notes and Senior Notes

After the Merger, PIK Notes classified as long-term debt payable to related parties in the consolidated balance sheet, were held by our major stockholders, Gores and certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"). As of December 31, 2011, the total amount of PIK Notes issued by us to the aforementioned related parties was $28,883, and $1,992 is payable to Black Canyon Capital LLC ("Black Canyon") who was a related party until the Merger Date. Interest expense related to these PIK Notes of $819 was accrued for the year ended December 31, 2011 and is included in interest expense in the consolidated statements of operations. See Note 9 — Debt for additional details on these PIK Notes.

Prior to the Merger, senior notes, classified as long-term debt payable to related parties in the consolidated balance sheet, were held by Verge's major stockholders, Oaktree, Black Canyon and certain members of management. As of December 31, 2010, the total amount of senior notes issued by us to the aforementioned related parties was $94,585. Interest expense, including pre-payment penalty fees, related to the senior notes of $15,577 and $12,337 was accrued for the years ended December 31, 2011 and 2010, respectively and is included in interest expense in the consolidated statements of operations. These senior notes were repaid upon the Merger and we incurred a prepayment penalty of $3,397 which is included in interest expense in the consolidated statement of operations. See Note 9 — Debt for additional details on these senior notes.

Other Related Party Transactions

During 2011 and 2010, we recognized approximately $5,000 in revenue and $2,000 in operating income from radio stations in which Oaktree has (directly or indirectly) a financial interest.

Management Fees

Prior to the Merger, Verge had a related party relationship with Triton, its sole shareholder, and incurred fees related to consultancy and advisory services rendered by Triton. For the year ended December 31, 2011 the fees are $212 and are included in other operating costs in the consolidated statements of operations. No fees were incurred after the Merger.

A summary of related party revenue, other operating costs and interest expense is as follows:

	Years Ended December 31,
	2011	2010
Revenue	$6,780	$—
Other operating costs	4,642	2,530
Interest expense	16,396	12,337

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 6 — Property and Equipment

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Radio and communications equipment	$17,575	$9,565
Office computers, equipment and software	13,842	6,186
Leasehold improvements, building and land	13,580	2,849
Capitalized lease assets	—	404
Property and equipment	44,997	19,004
Accumulated depreciation	(16,519)	(11,711)
Property and equipment, net	$28,478	$7,293

For the years ended December 31, 2011 and 2010, we recorded depreciation expense associated with property and equipment of $5,214 and $5,105, respectively. This includes depreciation on capitalized lease assets of $19 and $80 for the years ended December 31, 2011 and 2010, respectively.

Note 7 — Goodwill

In September 2011, the FASB issued ASU 2011-08 that simplified how entities test for goodwill impairment. This authoritative guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of December 31, 2011. Goodwill is not amortized, but tested for impairment at least annually or when changes in circumstances indicate an impairment event may have occurred. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for business activity, our recent and forecasted financial performance and the price of our common stock.

The recording of goodwill from acquisitions is guided by the principles of ASC 805 - Business Combinations. ASC 805 defines goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

In September 2005, Verge purchased the assets of Backtrax Radio Network (“Backtrax”). Backtrax may receive an annual earn-out equal to 26.5% of net profits, as defined in the asset purchase agreement, for a period of seven years. We recorded an additional $68 and $185 of goodwill for theses earn-outs for the years ended December 31, 2011 and 2010, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Balance - January 1, 2010	$79,200
Voodoo acquisition	1,524
Backtrax additional consideration	185
Balance - December 31, 2010	80,909
Westwood acquisition	86,144
Backtrax additional consideration	67
Balance - December 31, 2011	$167,120

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 8 — Intangible Assets

Intangible assets by asset type and estimated life as of December 31, 2011 and 2010 are as follows:

		As of December 31, 2011			As of December 31, 2010
	Estimated Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Advertiser and producer relationships	15 years	103,901	(26,653)	77,248	103,901	(19,726)	84,175
Affiliate service agreements	10 years	65,745	(1,271)	64,474	—	—	—
Trade names	4 to 5 years	1,780	(1,415)	365	1,780	(1,051)	729
Customer relationships	4 years	400	(150)	250	400	(50)	350
Technology	8 years	410	(77)	333	410	(26)	384
Beneficial lease interests	7 years	1,200	(724)	476	1,200	(549)	651
Non-compete agreements	4 years	—	—	—	1,700	(1,346)	354
Insertion orders	1 year	3,432	(663)	2,769	—	—	—
		$176,868	$(30,953)	$145,915	$109,391	$(22,748)	$86,643
The changes in the carrying amount of intangible assets for the years ended December 31, 2011 and 2010 are as follows:

Balance at January 1, 2010	$93,630
Additions - Radio Voodoo acquisition	960
Amortization	(7,947)
Balance at December 31, 2010	86,643
Additions - Westwood acquisition	69,177
Amortization	(9,905)
Balance at December 31, 2011	$145,915

Amortization expense included in continuing operations for the years ended December 31, 2011 and 2010 is $9,905 and $7,947, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year Ending December 31:
2012	$16,905
2013	13,865
2014	13,747
2015	13,552
2016	13,552
2017 and thereafter	74,294
Total amortization expense	$145,915

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 9 — Debt

As described in Note 1 — Basis of Presentation above, as part of the Merger that closed on October 21, 2011, Verge's debt and the debt of Westwood were repaid and on the Merger Date, the Company and its subsidiaries, as borrower and subsidiary guarantors, respectively, entered into New Credit Facilities and PIK Notes that are described below .

Prior to the Merger and beginning in November 2007 and through December 31, 2010, Verge entered into a series of separate note purchase agreements to finance its acquisitions, raising additional capital through the issuance of senior notes (collectively, the "senior notes"), notes payable and lines of credit that were all repaid on the Merger Date.

New Credit Facilities

The First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “First Lien Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the New First Lien Revolving Credit Facility. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the Term Loan Facilities collectively with the New First Lien Revolving Credit Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the Term Loan Facilities was drawn, $9,600 in the revolving credit facility were drawn, and approximately $2,020 of letters of credit were either rolled into the New First Lien Credit Facilities or issued in order to backstop existing letters of credit under Westwood's or Excelsior Radio Networks, LLC ("Excelsior") prior credit agreements. Westwood's and Excelsior's prior credit agreements were repaid as of the consummation of the Merger. We repaid $5,000 of the revolving credit facility in the fourth quarter of 2011.

Each of the First Lien Revolving Credit Facility and First Lien Term Loan Facility has a five-year maturity. The Second Lien Term Loan Facility has a five-year nine-month maturity. The principal amount of the First Lien Term Loan Facility amortizes in quarterly installments equal to 2.5% (per annum) of the original principal amount of the New First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance payable at maturity. The entire amount of the Second Lien Term Loan Facility is payable at maturity. The difference between the December 31, 2011 carrying values of the First Lien Term Loan Facility and Second Lien Term Loan Facility of $228,742 and outstanding principal amount of $240,000 reflects the unamortized portion of the original issue discount of $11,258 recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. For the year ended December 31, 2011 the amortization of the original issue discount is $492 and is included in interest expense.

PIK Notes

In connection with the Merger, the Company also issued $30,000 in aggregate principal amount of PIK Senior Subordinated Unsecured PIK Notes ("PIK Notes”) to Gores, certain entities affiliated with Oaktree and certain entities affiliated with Black Canyon. The PIK Notes are unsecured and accrue interest at the rate of 15% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the New Credit Facilities.

Senior Notes

Prior to the Merger, Verge had senior notes held by its major stockholders, Oaktree and Black Canyon, certain members of management and others. There were two tranches of notes; the first due November 1, 2013 with an interest rate of 14.5% and the other due October 31, 2013 with an interest rate of 15.5%. In each case, interest compounded quarterly and was PIK until the principal and accrued interest became due at maturity. The senior notes are shown on the consolidated balance sheet as long-term debt payable to related party and as part of long-term debt.

In May 2010, Verge borrowed $15,000 under the senior notes to finance an acquisition that was then spun-off to Triton Digital.

At December 31, 2010, the outstanding balance of the senior notes was $35,656 with interest at 14.5% and $60,051 with interest of 15.5%. PIK interest expense for the years ended December 31, 2011 and 2010 was $12,180 and $12,337, respectively.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note Payable

As of December 31, 2010, the outstanding balance under the Verge term loan was $94,734. The term loan was subject to quarterly principal payments with a balloon payment at maturity in June 2013 and the interest rate was reset quarterly. The loan was subject to certain financial covenants, including maximum leverage ratios and minimum fixed charges. Verge was also subject to contingent principal payments based on excess cash flows (calculated annually), as defined in the note agreement. Borrowings were collateralized by substantially all the assets of Excelsior and were cross-collateralized with the line of credit. Prior to the Merger, Verge paid down $8,355 on the term loan during 2011.

At December 31, 2010, the interest rate was 5.75% with interest payable quarterly at a rate of 4.75% above a LIBOR floor of 1%. If the three-month Eurodollar base rate was in excess of 4% for 30 consecutive days, Verge was required to maintain interest rate protection agreements covering a notional amount of not less than 50% of all outstanding indebtedness at that time. The weighted-average interest rate on the term loan for the years ended December 31, 2011 and 2010 were 5.59% and 5.77%, respectively.

Line of Credit

Excelsior, one of Verge's subsidiaries, had a $15,000 line of credit with a financial institution with an interest rate at the lower of 4.75% above LIBOR or 3.75% above the prime rate at December 31, 2010. During the year ended December 31, 2010, the interest rate varied from 4.50% to 4.75% above the LIBOR, or 3.50% to 3.75% above the prime rate, depending on Excelsior's leverage ratio at the time the loan was drawn. During the period from January 1 to October 21, 2011, the interest rate varied from 4.25% to 4.75% above the LIBOR or 3.5% to 3.75% above the prime rate depending on Excelsior's leverage ratio at the time the loan was drawn. The line was collateralized by all the assets of Excelsior and cross-collateralized with the term loan. A portion of the credit line, $763 at December 31, 2010, was set aside as a letter of credit to collateralize Excelsior's lease for the New York office space that now serves as the Company's headquarters. As of December 31, 2010, $14,237 under the line of credit was available to Excelsior. The line of credit was subject to certain financial covenants and certain fees on the unused balance.

In connection with the Merger, the Excelsior line of credit and letter of credit were closed on October 21, 2011 prior to the stated expiration date of June 20, 2013.

The long-term-debt consists of the following:

	December 31, 2011	December 31, 2010
First Lien Term Loan Facility (1)	$155,000	$—
Less: original issue discount	(8,793)	—
Second Lien Term Loan Facility (2)	85,000	—
Less: original issue discount	(2,465)	—
PIK notes	30,875	—
Revolving credit facility (3)	4,600	—
Verge senior notes	—	95,707
Verge note payable	—	94,734
Total long-term debt	$264,217	$190,441
Less current portion	3,875	11,139
Long-term debt, non-current portion	$260,342	$179,302

(1)	The effective interest rate on the First Lien Term Loan Facility as of December 31, 2011 is 8%.

(2)	The effective interest rate on the Second Lien Term Loan Facility as of December 31, 2011 is 13%.

(3)	The effective interest rate on the revolving credit facility as of December 31, 2011 is 8.75%.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The changes in long-term debt (including current portion) for the year ended December 31, 2011 are as follows:

	Verge Senior Notes	Verge Notes Payable	Westwood Debt	First Lien Term Loan Facility	Second Lien Term Loan Facility	PIK Notes	Revolving Credit Facility	Total
As of December 31, 2010	$95,707	$94,734	$—	$—	$—	$—	$—	$190,441
PIK interest accrued	12,180	—	—	—	—	—	—	12,180
Repayment of debt	—	(8,355)	—	—	—	—	—	(8,355)
Debt assumed in Merger	—	—	45,146	—	—	—	—	45,146
Repayment of debt in Merger	(107,887)	(86,379)	(45,146)	—	—	—	—	(239,412)
Principle amount of borrowings at the Merger	—	—	—	155,000	85,000	30,000	9,600	279,600
Original issued discount on borrowings	—	—	—	(9,200)	(2,550)	—	—	(11,750)
Repayment of revolving credit facility	—	—	—	—	—	—	(5,000)	(5,000)
PIK Note interest	—	—	—	—	—	875	—	875
Amortization of original issue discount	—	—	—	407	85	—	—	492
As of December 31, 2011	$—	$—	$—	$146,207	$82,535	$30,875	$4,600	$264,217

Deferred financing costs are amortized under the interest method over the term of the debt. Amortization expense is $3,171 and $1,427 for the years ended December 31, 2011 and 2010, respectively, and was included in interest expense, net in the consolidated statements of operations. Included in amortization of deferred financing costs in the fourth quarter of 2011, was expense of $1,759 to write-off of unamortized deferred financing costs (included in other assets in the consolidated balance sheet) for debt that was paid as part of the Merger.

The aggregate maturities of long-term debt (including PIK Notes) for the next five years and thereafter at December 31, are as follows:

Years ended December 31,	Long-Term Debt Maturities
2012	$3,875
2013	7,750
2014	11,625
2015	15,500
2016	112,057
2017 and thereafter	113,410
Total	$264,217

Interest Rate Swap Contracts

From time to time Verge had entered into interest rate swap contracts to manage interest rate risk. Such contracts fix the borrowing rates on floating debt to provide a hedge against the risk of rising rates. We were not a party to an interest rate swap contract as of December 31, 2011 and 2010.

By using derivative financial instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap contract. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate swap contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows, and by evaluating hedging opportunities.

At January 1, 2010, Verge was party to four interest rate swap agreements. One agreement required Verge to pay fixed interest of 4.41% on a total notional value of $30,000, and expired on December 31, 2010. The remaining three agreements each required the Company to pay a fixed interest of 3.6% on a total notional value of $18,000, and expired on June 30, 2010. The $18,000 amortized down along with the debt. Verge had not contemporaneously assessed the effectiveness of its interest rate swap agreements. All of our prior swaps expired during 2010. There was $1,100 interest expense related to the interest rate swaps on the 2010 consolidated statement of operations. See Note 10 — Fair Value Measurements for a further discussion of the fair value of the instrument.

In January 2012, we entered into interest rate swap agreements to manage the risks associated with our variable rate debt as required by our New Credit Agreements. These swaps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

Note 10 — Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, restricted investment, accounts receivable, accounts payable, producer payables, accrued expenses, long-term debt, and interest rate swap contracts. The carrying values of our cash and cash equivalents, restricted investment, accounts receivable, accounts payable, producer payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying amount of our long-term debt (less the revolving credit facility of $4,600) as of December 31, 2011 and 2010 was $259,617 and $190,441, respectively. Using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile, we have determined the fair value of our debt to be approximately $261,972 and $199,000 as of December 31, 2011 and 2010, respectively. In determining the market interest yield curve, we considered our credit rating.
However, considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that we or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The fair value of interest rate swaps is based on forward-looking interest rate curves, as provided by the counter-party, adjusted for our credit risk. Fair value of the liability for contingent consideration related to business combinations is estimated using discounted forecasted revenues.

As of December 31, 2011, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,627	$—	$—
Restricted investment (included in other assets)	538	—	—
Total assets	$6,165	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$105
	$—	$—	$105

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

As of December 31, 2010, assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,275	$—	$—
Restricted investment (included in other assets)	538	—	—
Total assets	$2,813	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$1,000
	$—	$—	$1,000

The following table presents our liability for contingent payments on acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	2011	2010
Balance at the beginning of the year	$1,000	$—
Payments made	(895)	—
Business acquired	—	1,000
Balance at the end of the year	$105	$1,000

The following table presents our asset measured at fair value on a non-recurring basis:

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2011
Description	Fair Value	Level 3	Impairment Charge	Fair Value	Level 3	Impairment Charge
Asset
Investment (included in other assets)	—	—	561	561	561	561
Total	$—	$—	$561	$561	$561	$561

During 2011, we determined that the impairment on this investment was other-than-temporary based upon its future cash flow analysis and recorded a non-cash impairment charge of $561, which is recorded in other expense, net in the consolidated statements of operations. The impairment resulted in a reduction of the investment balance to $0.

During 2010, the investment was measured for impairment and resulted in a non-cash impairment charge of $561, which is recorded in other expense, net in the consolidated statements of operations. The impairment was primarily due to a significant decline at that time in revenues from 2008 to 2010. We utilized the then current and forecasted financial information, including multiple measures of revenue, net income, and EBITDA, in the determination of the impairment.

Note 11 — Preferred Stock

In connection with the Merger, the Company also issued 9,691.374 shares of Series A Preferred Stock of the Company (the “Series A Preferred Stock") to Verge stockholders, in accordance with the Merger Agreement. The holders of the Series A Preferred Stock do not have a  contractual redemption right, however the holders control the Board of Directors and therefore in accordance with generally accepted accounting principles we have presented the Series A Preferred Stock in the mezzanine section of our consolidated balance sheets above Stockholders' Equity.

Each holder of the Series A Preferred Stock is entitled to receive dividends when, as and if declared by our Board of Directors or a duly authorized committee thereof out of funds legally available therefore at an annual rate equal to (i) 9% per annum from and excluding the issue date through and including the second anniversary of the issue date, (ii) 12% per annum from the day immediately following the second anniversary of the issue date through and including the fourth anniversary of the issue date, and (iii) 15% per annum thereafter. Dividends are to be paid in cash and, to the extent not paid on March 15, June 15, September 15

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

or December 15 of any given year, shall accumulate and remain accumulated dividends until paid to the holders of the Series A Preferred Stock. No cash dividends shall in any instance be paid in the first year after the Series A Preferred Stock is issued, and the Company may further pay cash dividends to the New Common Stock and not on the Series A Preferred Stock during the first year notwithstanding the priority of the Series A Preferred Stock otherwise set forth in the Restated Charter. For the period from October 22, 2011 to December 31, 2011, the Company accrued $171 in cumulative dividends payable related to the Series A Preferred Stock and included that amount in Series A Preferred Stock and accumulated dividends.

Following the first anniversary of the issue date (i.e., October 21, 2012), the Company may redeem the Series A Preferred Stock for cash at our option at a redemption price equal to the liquidation preference of $1,000 per share, plus all dividends accumulated thereon and all accrued and unpaid dividends to the payment date. The Series A Preferred Stock shall not have any right to convert such shares into or exchange such shares for any other class or series of stock or obligations of the Company. Upon the liquidation, bankruptcy, dissolution or winding up of the Company, the holders of the shares of the Series A Preferred Stock shall be entitled to an amount of cash equal to the liquidation preference of $1,000 per share, plus all dividends accumulated thereon and all accrued and unpaid dividends to the payment date. A change of control will be considered a liquidation, dissolution or winding up of the Company. The Series A Preferred Stock do not have any voting powers, either general or special, except that the affirmative vote or consent of the holders of a majority of the outstanding shares of the Series A Preferred Stock is required for any amendment of the Restated Charter if the amendment would specifically alter or change the powers, preferences or rights of the shares of the Series A Preferred Stock and affect them adversely. The Series A Preferred Stock ranks senior over the common stock with regard to dividends and distributions of assets upon liquidation, dissolution or winding up of the Company.

Note 12 — Stockholders' Equity

On the Merger Date, pursuant to the Merger Agreement and in connection with the Merger, each issued and outstanding share of previously existing Westwood common stock (22,667,591 shares) was reclassified and automatically converted into one share of Class A Common Stock without any further action on the part of the holders of Westwood common stock. Also in connection with the Merger, each outstanding share of common stock of Verge was automatically converted into and exchanged for the right to receive approximately 6.838 shares of Class B Common Stock. We issued 34,237,638 shares of Class B Common Stock to Verge stockholders, representing approximately 59% of the issued and outstanding shares of its common stock on a fully diluted basis. No fractional shares of Class B Common Stock were issued in connection with the Merger and holders of fractional shares of Class B Common Stock received a whole share of Class B Common Stock. As of our Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on December 12, 2011, authorized shares of Class A common stock are 5,000,000,000 and authorized shares of Class B common stock are 35,000,000. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid-in capital. Total stockholders' equity was unchanged.

Note 13 — Stock-Based Compensation

Prior to the acquisition of Westwood, the Company did not have a stock-based compensation plan. As part of the Merger, the Company assumed all of the outstanding stock options and restricted stock units ("RSU") previously granted by Westwood to its employees under the 1999 Stock Incentive Plan (the "1999 Plan”), the 2005 Equity Compensation Plan (the "2005 Plan”) and/or the 2010 Equity Compensation Plan (which is an amended and restated version of the 2005 Plan, the "2010 Plan").

The detail of the assumed stock options granted under Westwood's stock-based compensation plans as of October 21, 2011 were as follows.

Plan	Assumed Options	Unvested Options	Weighted Average Exercise Price	Last Expiration Date
1999 Plan	9,972	—	$1,382.51	7/7/2018
2005 Plan	2,421	—	$1,261.94	1/8/2018
2010 Plan	1,053,000	700,341	$6.19	2/12/2020
Total	1,065,393	700,341	$21.93

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Unvested stock options of Westwood assumed on the date of the Merger have vesting periods that extend over a period ending February 12, 2013. Certain of these options have accelerated vesting provisions under certain circumstances, including a change in control.

Outstanding RSUs of Westwood assumed on the date of the Merger consisted of two grants for 66,732 shares, which were to vest over a two year period ending October 10, 2013. The RSUs had accelerated vesting provisions under certain circumstances, including a change in control. As a result this RSU vested on November 18, 2011. See Restricted Stock Units below for additional details.

On December 19, 2011, our Board of Directors approved the adoption of the 2011 Stock Option Plan (the "2011 Plan"). The purpose of the 2011 Plan is to furnish a material incentive to employees, officers, consultants and directors by making available to them the benefits of common stock ownership through stock options. Under the 2011 Plan, we may grant stock options that constitute “incentive stock options” (“ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, or stock options that do not constitute ISOs ("NSOs and with ISOs, the “Options"). Under the 2011 Option Plan, 8,513,052 shares of the Company’s Class A common stock are authorized for issuance of which 2,946,827 remain available for issuance as of December 31, 2011. Under the 2010 Plan, a maximum of 2,650,000 shares of Class A common stock are authorized for issuance of equity compensation awards of which 760,634 remain available for issuance as of December 31, 2011.

The 2011 Plan will be administered by the Compensation Committee, and a sub-committee of which will be authorized to grant ISOs to officers and employees and NSOs to employees, officers, directors and consultants. The Compensation Committee will also be authorized to interpret the 2011 Option Plan, prescribe option agreements and make all other determinations that it deems necessary or desirable for the administration of the 2011 Plan.

All stock-based compensation expense is included in compensation expense for financial reporting purposes. Stock-based compensation expense is recognized using a straight-line basis over the requisite service period for the entire award. For the year ended December 31, 2011 stock-based compensation expense is $1,280 and is included in compensation costs. Also included in the 2011 stock-based compensation expense is $145 for the modification of awards upon the termination of an employee.

The fair value of the assumed options and RSUs was $954 and $224, respectively, and are included in the purchase price of the Merger, see Note 3 — Acquisitions.

Stock Options

Stock option activity for the period from October 21, 2011 to December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Grants assumed as part of the Merger	1,065,393	$21.93
Granted	5,566,225	$3.27
Exercised	—	$—
Canceled, forfeited or expired	(116,424)	$11.50
Outstanding December 31, 2011	6,515,194	$6.17
Options exercisable at end of period	973,940	$21.99
Aggregate estimated fair value of options vesting during the period	$1,521

At December 31, 2011, vested and exercisable options had an aggregate intrinsic value of $0 and a weighted average remaining contractual term of 4.41 years. Additionally, at December 31, 2011, 5,541,254 unvested options were expected to vest with a weighted average exercise price of $3.39, a weighted average remaining term of 9.89 years and an aggregate intrinsic value of $0. No options were exercised during the period from October 22, 2011 to December 31, 2011. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time. For the year ended December 31, 2011, compensation expense related to stock options was $1,226 and is included in compensation costs. Also included in the 2011 stock-based compensation expense is $145 for the modification of awards upon the termination of an employee.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

As of December 31, 2011, there was $16,202 of unearned compensation cost related to stock options granted under all of our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Options granted in the period from October 21, 2011 to December 31, 2011, vested as follows: one-fortieth (1/40) immediately and the remainder in equal one-fortieth (1/40) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2014 and then one-one hundred twentieth (1/120) monthly installments beginning November 21, 2014 through October 21, 2015. Options are expensed on a straight-line basis over the requisite service period for the entire award with the amount of compensation cost recognized at any date being at least equal to the portion of the grant-date value of the award that is vested at that date.

The estimated fair value of options assumed from Westwood on the date the Merger closed and of options granted in the period from such date to December 31, 2011 were measured using the Black-Scholes-Merton option pricing model using the weighted average assumptions as follows:

		Assumed Options Fair Value
	December 31, 2011	Greater Than $0	Equal To $0
Risk-free interest rate	1.84%	0.02% to 1.860%	0.02% to 1.50%
Expected term (years)	10.00	0.08 to 8.31	0.26 to 6.72
Expected volatility	109.5%	117.5% to 180.0%	94.1% to 176.0%
Expected dividend yield	—%	—%	—%
Exercise prices	$3.27	$6.00 to $8.02	$36.00 to $7,038.00
Weighted average fair value of options granted	$3.00	$1.48	$—
Number of shares	5,566,225	1,053,000	12,393

The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury rates. The expected term is based on length of time until the option expires at the valuation date, which cannot exceed ten years. The expected volatility assumption used by us is based on the historical volatility of the Westwood and Dial Global stock using a period equal to the expected term. The dividend yield represents the expected dividends on our common stock for the expected term of the option and we do not expect to declare any dividends during that time.

Additional information related to options outstanding at December 31, 2011, segregated by grant price range is summarized below:

Options outstanding at exercise price of:	Number of Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life (in years)
$3.27	5,566,225	$3.27	9.98
$6.00	836,832	$6.00	4.12
$8.02	100,000	$8.02	0.88
$36 - $438	8,982	$238.45	3.46
$1,234 - $7,038	3,155	$4,455.70	2.84
	6,515,194	$6.17	9.07

Restricted Stock Units

Outstanding RSUs of Westwood assumed on the date of the Merger consisted of one grant for 66,667 shares and one grant for 65 shares, with a fair value of $3.61 per share. All of these RSUs vested on November 18, 2011. For the year ended December 31, 2011, the compensation expense related to these RSUs was $16 and is included in compensation costs.

On December 20, 2011, our Compensation Committee determined that our independent non-employee directors should receive an award of RSUs valued in an amount of $65 for their initial year of service as directors. These awards vested as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

and on each monthly anniversary thereafter through October 21, 2012. For the year ended December 31, 2011, compensation expense related to these RSUs is $38 and is included in compensation costs. As of December 31, 2011, unearned compensation cost related to RSUs is $157. Under the 2010 Plan, options, RSUs and restricted stock (once granted) are deducted from the authorized plan total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted.

RSUs activity for the period ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Grants assumed as part of the Merger	66,732	$3.61
Granted	60,000	$3.25
Converted to common shares	(76,731)	$3.56
Canceled, forfeited or expired	—	$—
Outstanding end of period	50,001	$3.25

Note 14 — Restructuring Charges

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain operations that reduced our workforce levels, closed certain facilities and terminated certain contracts. These actions are expected to continue into 2012. In connection with the 2011 Program, we recorded $3,131 of costs for the year ended December 31, 2011. As of December 31, 2011, liabilities related to restructuring charges of $2,394 are included in accrued expense and other liabilities and are expected to be paid within one year and $1,504 of non-current liabilities are included in other liabilities in the consolidated balance sheets.

The restructuring charges identified in the consolidated financial statements for the year ended December 31, 2011 are comprised of the following:

	Westwood Acquisition	Additions	Cash Utilization	Non-Cash Utilization	Balance December 31, 2011
Severance	$183	$2,372	$(1,616)	$—	$939
Facilities	2,405	300	(176)	—	2,529
Contract terminations	—	459	(29)	—	430
Total	$2,588	$3,131	$(1,821)	$—	$3,898

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 15 — Income Taxes

The income tax benefit from continuing operations consists of the following:

	Years Ended December 31,
	2011	2010
Current tax provision:
Federal	$—	$—
State	249	33
Total current tax provision	249	33

Deferred tax (benefit) provision:
Federal	(19,358)	(671)
State	(3,632)	(289)
Total deferred tax (benefit) provision	(22,990)	(960)
Total income tax (benefit) provision	$(22,741)	$(927)

The income tax (benefit) for continuing operations for the year ended December 31, 2011 was primarily the result of purchase price adjustments which will provide a future source of taxable income enabling us to utilize our net operating losses and the release of our December 31, 2010 valuation allowance. The income tax (benefit) for continuing operations for the year ended December 31, 2010 was primarily the result of losses during the year ended December 31, 2010.

Reconciliations of the difference between income taxes from continuing operations computed at the statutory federal rate, and provision for income taxes for the years ended December 31, 2011 and 2010, are as follows:

	Years Ended December 31,
	2011	2010
Statutory rate	35.0%	34.0%
24/7 Formats transaction	5.4	—
Change in valuation allowance	27.0	(29.6)
Tax exempt income	2.0	—
Transaction fees	(2.0)	—
Return to provision true-up	3.1	—
Change in statutory rate	—	0.5
State taxes, net of federal benefits	0.6	5.5
Other	0.1	—
	71.2%	10.4%

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The primary components of temporary differences which give rise to deferred taxes and deferred liabilities are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets
Capital loss	$13,735	$—
Net operating losses	54,123	12,992
Accrued interest	2,737	—
Restructuring	1,637	—
Depreciation	—	1,518
Transaction fees	79	30
Stock-based compensation	977	—
Deferred rent	380	386
Allowance for bad debt	725	90
Investment impairment	462	190
Other	343	195
Total deferred tax assets	75,198	15,401
Deferred tax liabilities
Depreciation	(4,602)	—
Intangible assets	(49,148)	(19,323)
Deferred cancellation of indebtedness	(23,502)	—
Accrued expense and other	(674)	(9)
Total deferred tax liabilities	(77,926)	(19,332)

Valuation allowance	(12,930)	(2,614)
Net deferred tax liability	$(15,658)	$(6,545)
Net deferred tax asset — current	1,961	—
Net deferred tax (liability) — non-current	$(17,619)	$(6,545)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment.

At December 31, 2011, we had net operating loss carry-forwards (NOLs) available to offset future taxable income of $131,547 for federal, and $116,959 for various state, tax returns. The NOLs expire in various amounts starting from 2018 to 2031.

The authoritative guidance associated with the accounting for uncertainty in income taxes recognized in an enterprise's financial statements prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the liability to recognize in the financial statements.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

We classify interest expense and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties were $1,200 at December 31, 2011. For the year ended December 31, 2011, we recognized $31of interest and penalties.

Unrecognized tax benefit activity is as follows:

Unrecognized Tax Benefit
Assumption of Westwood unrecognized tax benefits upon acquisition	$2,858
Additions for current period tax positions	31
Balance at December 31, 2011	$2,889

We determined, based upon the weight of available evidence, that it is more likely than not that our tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions.  Therefore, no reserve had been previously accrued until the acquisition of Westwood. The amount of unrecognized benefit that we estimate will be reversed in the next twelve months is $44. Substantially all our unrecognized tax benefits, if recognized, would affect the effective tax rate. We are currently under audit for our 2008 and 2009 U.S. federal income tax returns.

Note 16 — Commitments and Contingencies

Operating Leases

We lease office space, as well as telecommunications, office equipment, and satellite communications, under various operating lease agreements, which expire at various dates through 2022. Certain lease agreements are non-cancellable, with aggregate minimum lease payment requirements, and contain certain escalation clauses.

We incurred aggregate rent expense under our operating leases for the years ended December 31, 2011 and 2010 of $5,399 and $5,700, respectively. We earned sublease income for the years ended December 31, 2011 and 2010 of $1,080 and $1,100, respectively.

Future minimum rental payments and future minimum rent to be received under non-cancellable operating leases, consisted of the following at December 31, 2011:

Year	Future Minimum Rent	Future Minimum Sublease Income
2012	$9,575	$(1,138)
2013	9,267	(1,311)
2014	8,621	(1,311)
2015	8,907	(1,311)
2016	7,968	(218)
2017 and thereafter	24,734	—
Total	$69,072	$(5,289)

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Broadcast Rights and Other Services

We are committed under various contractual agreements to pay for broadcast rights that include news services and for other services that include talent, research, weather service, and executive contracts. The approximate aggregate future minimum obligations under such contractual agreements for the five years after December 31, 2011 and thereafter, are set forth below:

Year	Broadcast Rights	Other Services
2012	$57,993	$36,513
2013	55,538	26,345
2014	47,622	26,530
2015	48,178	19,470
2016	48,995	17,019
2017 and thereafter	107,827	4,204
Total	$366,153	$130,081

Included in broadcast rights table above are commitments due to CBS Radio and its affiliates.

Legal Matters

We are subject, from time to time, to various claims, lawsuits, and other complaints arising in the ordinary course of business. We routinely monitor claims such as these, and record provisions for losses to the extent a claim becomes probable and the amount due is estimable. For matters that have reached the threshold of probable and estimable, we have established reserves for these contingent liabilities.

Note 17 — Subsequent Events

In January 2012, we entered into interest rate swap agreements to manage the risks associated with our variable rate debt as required by our New Credit Facilities. These swaps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Years Ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-offs and Other Adjustments	Balance at End of Period
2011	$175	$401	$(338)	$238
2010	$307	$93	$(225)	$175