Form 10-K/A
period 2011-12-31
DIAL GLOBAL, INC. /DE/
filed 2012-04-30
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

R	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,923,000 based on the last reported sales price of the registrant's common stock on June 30, 2011 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2012, 22,759,322 shares (excluding treasury shares) of Class A common stock, par value $0.01 per share, 34,237,638 of Class B common stock, par value $0.01, and 9,691,374 shares Series A Preferred Stock, par value $.01per share were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2011 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

The nine directors of the Company's Board of Directors (referred to in this Part III as the “Board”) are listed below. Three directors are elected by the holders of Class A Common Stock (one of whom must be “independent” pursuant to NASDAQ regulations); one of the co-CEOs is a director and the remaining five directors are elected by the holders of Class B Common Stock (two of whom must be “independent” pursuant to NASDAQ regulations). For each director, we have listed below the committees on which he serves, his age as of April 30, 2012, the year he became a director of the Company and whether such director was elected by the Class A Common stockholders or Class B Common stockholder.

			Committee Assignments
Name (I = Independent)	Age	Director Since	Audit Committee	Compensation Committee
Spencer L. Brown (CEO)	46	2011
B. James Ford (B)	43	2011
Jonathan I. Gimbel (A)	32	2009
Jules Haimovitz (I)(B)	61	2011	**	*
H. Melvin Ming (I)(A)	67	2006	*
Peter E. Murphy (I)(B)	49	2011	*	**
Andrew Salter (B)	35	2011		*
Neal A. Schore (B)	42	2011
Mark Stone (A)	48	2008		*
* Member
** Chair
(I) - Independent
(A) - elected by the Class A Common stockholders
(B) - elected by the Class B Common stockholders
The principal occupations and professional backgrounds of the nine directors are as follows:
Mr. Brown - has been a director of the Company since October 21, 2011, when the merger (“Merger”) of Verge Media Companies, Inc. (“Verge”) and Westwood One, Inc. (“Westwood”) closed and created Dial Global, Inc. He is currently a co-Chief Executive Officer of Dial Global, Inc. Previously, from 2003 to October 2011, Mr. Brown served as Chief Executive Officer of Excelsior Radio Networks, LLC (also known as Triton Radio Networks) (“Excelsior”). In 2001, Mr. Brown led the investor group that formed Excelsior by acquiring various radio assets from Winstar Communications. Prior to this, Mr. Brown was a Senior Vice President at Franklin Capital Corporation (“Franklin”), a publicly traded business development corporation, where he initially served as general counsel and ultimately became responsible for sourcing and overseeing Franklin's investment portfolio.

Mr. Ford - has been a director of the Company since October 21, 2011 (the date of the Merger).  Mr. Ford is a Managing Director of Oaktree Capital Management L.P. (“Oaktree”), the indirect parent of Triton Media Group (“Triton”) and Verge, where he has worked since 1996.  Mr. Ford is a portfolio manager of Oaktree's global principal investments strategy, which invest in controlling and minority positions in private and public companies. Mr. Ford serves on the Board of Directors of Crimson Exploration, Inc. and Exco Resources, Inc. as well as a number of private companies and not-for-profit entities. Prior to becoming a portfolio manager, Mr. Ford led the group's efforts in the media and energy sectors.  Mr. Ford's background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions.  He is an active member of the Children's Bureau Board of Directors and serves as a trustee for the Stanford Graduate School of Business Trust.

Mr. Gimbel - has been a director of the Company since April 23, 2009. Mr. Gimbel is currently a Principal at Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners III, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Gimbel is responsible for the negotiation and execution of certain Gores acquisitions, divestitures and financing activities in addition to originating new investment opportunities. Prior to joining Gores in 2003, Mr. Gimbel was an analyst at Credit Suisse First Boston, where he focused primarily on mergers and acquisitions and leveraged finance transactions in the Media and Telecommunications group.

Mr. Haimovitz - has been a director of the Company since October 21, 2011 (the date of the Merger). Mr. Haimovitz is President of Haimovitz Consulting, a private media consulting firm. He previously served as Vice Chairman and Managing Partner of Dick Clark Productions, Inc., a producer of programming for television, cable networks, and syndicators, from 2002 to 2007. Mr. Haimovitz is currently a director of Infospace. Mr. Haimovitz's career has included experience serving in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., as Chief Executive Officer of Video Jukebox Network Inc., President and Chief Operating Officer of Spelling Entertainment, Inc., President and Chief Operating Officer of King World Productions and various executive positions at Viacom, Inc., including President of the Viacom Network Group and President of Viacom Entertainment Group.

Mr. Ming - has been a director of the Company since July 7, 2006. Since October 2011, Mr. Ming has been the President and Chief Executive Officer of Sesame Workshop, the producers of Sesame Street and other children's educational media. Mr. Ming joined Sesame Workshop in 1999 as the Chief Financial Officer and served as Chief Operating Officer from 2002 to 2009. Prior to joining Sesame Workshop, Mr. Ming was the Chief Financial Officer of the Museum of Television and Radio in New York from 1997 to 1999; Chief Operating Officer at WQED in Pittsburgh from 1994−1996; and Chief Financial Officer and Chief Administrative Officer at Thirteen/WNET New York from 1984 to 1994.

Mr. Murphy - has been a director of the Company since October 21, 2011 (the date of the Merger). Mr. Murphy is the founder of Wentworth Capital Management, a private investment and venture capital firm focused on media, entertainment, technology and branded consumer businesses. He served as President of Strategy and Development at Caesars Entertainment Corporation from 2009 until 2011, as an operating partner at Apollo Global Management from 2007 to 2009 and as Senior Executive Vice President and Chief Strategic Officer of The Walt Disney Company from 1988 to 2007. Mr. Murphy is also a director of Fisher Communications (NASDAQ: FSCI), a diversified media and television broadcasting company.

Mr. Salter - has been a director of the Company since October 21, 2011 (the date of the Merger). Mr. Salter currently serves as Senior Vice President of Oaktree. Prior to joining Oaktree in 2001, Mr. Salter was Director of Business Development at RiverOne Inc., a software company, where he worked primarily on acquisition strategy, fundraising and product development. Prior thereto, he was an Investment Banking Analyst at Donaldson, Lufkin and Jenrette.

Mr. Schore - has been a director of the Company and Chairman of the Board since October 21, 2011 (the date of the Merger). Mr. Schore is the founding President and Chief Executive Officer of Triton, and has held these positions at Triton or its predecessors since their founding in August 2006. Mr. Schore has over 20 years of media experience as a principal and operating executive. Mr. Schore previously served as Managing Partner and CEO of Midway Marketing Group, LLC, a media advisory firm servicing the media community to build, expand, finance and manage media operations throughout the United States. Mr. Schore also served as the founding President of Brite Media Group and has held several other entrepreneurial executive positions.

Mr. Stone - has been a director of the Company since June 19, 2008 and served as Vice-Chairman of the Board from his election until August 30, 2010 at which time he was elected to the position of Chairman of the Board, a position he held until October 21, 2011 (the date of the Merger). Mr. Stone is currently President, Gores Operations Group, and Senior Managing Director of Gores, which is the investment manager of Gores Capital Partners L.P., Gores Capital Partners III, L.P. and their related investment entities, and the manager of Gores Radio Holdings, LLC. Mr. Stone has responsibility for Gores' worldwide operations group, oversight of all Gores portfolio companies and operational due diligence efforts. Prior to joining Gores in 2005, Mr. Stone was CEO of Sentient Jet, Narus and Sentex Systems. Mr. Stone was with the Boston Consulting Group in their Boston, Los Angeles, Seoul and London offices. Mr. Stone is a director of various Gores portfolio companies including Siemens Enterprise Communications, National Envelope Corp., United Road Services and Stock Building Supply.

Executive Officers

The following is a list of the Company's executive officers. Only officers serving as the principal executive officer (PEOs) and the two most highly compensated of the Company's executive officers (excluding the PEOs) serving at the end of the last fiscal year (2011) are considered “named executive officers” (also referred to in this report as “NEOs”) using the methodology of the Securities and Exchange Commission (“SEC”) for determining “total compensation”. Because Mr. Sherwood served as Chief (Principal) Executive Officer through October 21, 2011 when the Company merged with Westwood merged, he is also listed as a NEO for 2011. The Compensation Discussion and Analysis that appears below relates only to the NEOs for fiscal year 2011. Mr. Hillman, listed below because he was employed at the end of 2011 and was one of the two of the most highly compensated persons after the PEOs, left the Company on March 9, 2012. Messrs. Lazar, Mammone, Steinhauer and Stirland are listed by virtue of their roles and responsibilities within the Company.

Executive Officer (* = 2011 NEO)	Position
Spencer L. Brown*	Co- Chief Executive Officer
David M. Landau*	Co- Chief Executive Officer
Kenneth C. Williams*	Co- Chief Executive Officer
Roderick M. Sherwood III*	President and Chief Financial Officer (through October 21, 2011)
Eileen Decker*	President, Sales
David Hillman*	Chief Administrative Officer and General Counsel (through March 9, 2012)
Hiram Lazar	Chief Financial Officer, Chief Administrative Officer and Secretary
Charles Steinhauer	President, Operations
Kirk Stirland	President, Programming
Edward Mammone	Chief Accounting Officer

The professional backgrounds of the executive officers for fiscal year 2011 who are not also directors of the Company follow:

David M. Landau (age 60) is currently a co-Chief Executive Officer of Dial Global, Inc. Previously, he was a Co-President of Dial Communications Global Media, LLC (“DG LLC”), an indirect subsidiary of the Company, since its inception as Dial Communications-Global Media Inc. in 2002. From 1983 to 1993, he was President and Partner at Unistar Radio Networks. In 1994, he and Mr. Williams, also a co-Chief Executive Officer of Dial Global, founded Multiverse Networks, Inc., a network radio company that developed and syndicated national programs such as The Dr. Laura Schlessinger Show, and served as its President and Chief Executive Officer. In 1997, the company was sold to Jacor Communications, Inc. (“Jacor”), which had then recently acquired Premiere Radio Networks (“Premiere”) and from 1997 until 2000, Mr. Landau served as Executive Vice President of Premiere. In late 2000, he became Co-President, Co-Chief Executive Officer and Partner of Dial Communications LLC, which in 2002 merged with Global Media, a network radio programming and sales company to form Dial Communications-Global Media Inc.

Kenneth C. Williams (age 57) is currently a co-Chief Executive Officer of Dial Global, Inc. Previously, he was a Co-President/CEO of Dial Global since its inception as Dial Communications-Global Media Inc. in 2002. Mr. Williams began his career as a media planner at Ogilvy & Mather Advertising in 1978. In 1983, he became Vice President of Sales at DIR Broadcasting Corp., a network radio syndication company specializing in live music programming. In 1989, Mr. Williams became Vice President and Managing Director of MediaAmerica, Inc., managing the company's Western Region advertising sales and programming operations. In 1994, he and Mr. Landau founded Multiverse Networks, Inc. and served as its Chairman. Multiverse was sold to Jacor Communications (which had then recently acquired Premiere Radio Networks) in 1997 and from 1997 until 2000, Mr. Williams served as Executive Vice President of Premiere. In late 2000, he became Co-President, Co-Chief Executive Officer and Partner of Dial Communications LLC, which in 2002 merged with Global Media to form Dial Communications-Global Media Inc.

Eileen Decker (age 57) is the Company's President, Sales, a position Ms. Decker has held since August 2007.  In such role, she oversees ad sales of all owned and operated networks and programs, the representation of the Company's over 100 independent producers and syndicators and manages over 40 salespeople in eight sales offices. Ms. Decker began her career on the agency side of the advertising business at J. Walter Thompson in the 1970s.  She began her sales career with David Landau at the Unistar Radio Networks in 1987.  In 1995, Ms. Decker joined Global Media as a Senior Account Executive and served as NY Sales Manager through the transition to Dial Global.

Hiram M. Lazar (age 47) is the Company's Chief Financial Officer, Chief Administrative Officer and Secretary. Since 2001, he served as Chief Financial Officer and Secretary of Excelsior and/or its predecessors. Prior to joining Excelsior's predecessor, Mr. Lazar served as Chief Financial Officer of Franklin from 1999 to 2002 and as Controller of Lebenthal & Company, a municipal bond brokerage firm, from 1992 to 1999. Mr. Lazar is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Charles Steinhauer (age 39) is the Company's President of Operations and oversees all sales support divisions of the Company. Mr. Steinhauer began his career as an Account Executive with Venture Direct Worldwide, a business to business direct marketing firm. From 1997 to 2001, he was research analyst at Winstar Global Media. In 2001, Winstar Global Media merged with Dial Communications to form what now is Dial Global. In 2005, Mr. Steinhauer was promoted to SVP Operations and was instrumental in launching the Company's first RADAR rated network.

Kirk Stirland (age 59) is the Company's President, Programming. Since joining the Company in 2003, Mr. Stirland has overseen all aspects of the Company's owned or syndicated programs and services.  From 1999 through 2003, Mr. Stirland was President of the WOR Radio Network and from 1985 to 1995, served in several roles including SVP, Advertising Sales and Affiliate Sales at Unistar/Westwood. He has also held advertising and affiliate sales positions at the ABC Radio Network and NBC-The Source and from 1995 to 1998 was Chief Operating Officer of Arbitron's Media Marketing Technologies.

Edward Mammone (age 43) was appointed the Company's Chief Accounting Officer in December 2011 after the Merger was completed and served as the Company's Principal Accounting Officer from October 2009 to October 21, 2011 (when the Merger closed). From January 1997 to September 2009, Mr. Mammone held numerous financial positions at Revlon Inc., culminating in his being named Chief Accounting Officer in December 2006, a position he held until his departure in September 2009. Prior to Revlon, Mr. Mammone was a Manager in the Audit Practice of Grant Thornton LLP from October 1993 to December 1996. Mr. Mammone is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Former Employees

Roderick M. Sherwood, III (age 57) was appointed Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the Company effective September 17, 2008, and President of the Company effective October 20, 2008, positions he held until October 21, 2011 when the Merger with Dial Global closed. Mr. Sherwood served as Chief Financial Officer, Operations of The Gores Group, LLC from November 2005 to September 5, 2008, where he was responsible for leading the financial oversight of all Gores portfolio companies. From October 2002 to September 2005, Mr. Sherwood served as Senior Vice President and Chief Financial Officer of Gateway, Inc. From August 2000 to September 2002, Mr. Sherwood served as Executive Vice President and Chief Financial Officer of Opsware, Inc. (formerly Loudcloud, Inc.). Prior to Opsware, Mr. Sherwood also served in a number of operational and financial positions at Hughes Electronics Corporation. He also served in a number of positions during 14 years at Chrysler Corporation, including Assistant Treasurer and Director of Corporate Financial Analysis.

David Hillman (age 43) was the Company's Chief Administrative Officer; Executive Vice President, Business Affairs and General Counsel until March 9, 2012. Mr. Hillman joined the Company in June 2000 as Vice President, Labor Relations and Associate General Counsel, which positions he held through September 2004, and thereafter became Senior Vice President, General Counsel in October 2004. He became an Executive Vice President in February 2006 and Chief Administrative Officer on July 10, 2007.

There is no family relationship between any Company director and executive officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and more than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2011 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.
Code of Ethics

The Company has a written policy entitled “Code of Ethics” that is applicable to all employees, officers and directors of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions. The Code of Ethics is available on the Company's website (www.dialglobal.com) and is available in print at no cost to any stockholder upon request by contacting the Company at (212) 419-2900 or sending a letter to 220 W. 42nd Street, 3rd Floor, New York, NY 10036, Attn: Legal Dept.

Director Nomination Procedures

On October 21, 2011, the Board adopted and approved the First Amendment to the Amended and Restated By-Laws (the “Amended and Restated By-Laws”), which, among other things, slightly modified Section 2.16 of the Amended and Restated By-Laws to state that nominations of persons for election to the Board may be made by stockholders who are stockholders of record on the date of the giving of the notice and who comply with the notice procedures set forth in Section 2.16 of the Amended and Restated By-Laws and to additionally state that such stockholder must also have the right to vote for the election of the directors being nominated under the terms of the class of stock held by such stockholder. Such change was made in connection with the Merger that closed on October 21, 2011 and reflects that certain directors are elected by the holders of the Class A Common Stock and others are elected by the holders of the Class B Common Stock. Otherwise, the nomination process remains unchanged.

It is contemplated that nominations to the Board will be reviewed by the Chairman of the Board, in consultation with the Co-Chief Executive Officers and such members of Oaktree and Gores that sit on the Board.

Committees of the Board

The Board has an Audit Committee and Compensation Committee. The written charters of each such committee remain unchanged since April 23, 2009, when the Board adopted amended and restated written charters for each. The full text of each committee charter is available on the Company's website at www.dialglobal.com and is available in print free of charge to any stockholder upon request. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. Since April 23, 2009, the Company has not had a Nominating and Governance Committee. Since November 20, 2009, the Company has been subject to NASDAQ rules and regulations except where it relies on the “controlled company” exemption to the board of directors and committee composition requirements under the rules of the NASDAQ Global Market. As a result of the exemption, the Company is not required to have a Nominating and Governance Committee, or have its Board comprised of a majority of “independent” directors and has the flexibility to include non-independent directors on its Compensation Committee. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and the Company complies with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and the NASDAQ Global Market rules which require that its audit committee be composed of at least three independent directors. In making a determination of a director's “independence,” the Board used the NASDAQ standard of “independence” in determining that each of Messrs. Haimovitz, Ming and Murphy is independent.

The Audit Committee

The current members of the Audit Committee are Messrs. Haimovitz, Ming and Murphy. Pursuant to SOX and the NASDAQ standards described above, the Board has determined that Messrs. Haimovitz, Ming and Murphy meet the requirements of independence proscribed thereunder. In addition, the Board has determined that each of Messrs. Haimovitz, Ming and Murphy is an “audit committee financial expert” pursuant to SOX. For further information concerning each of their qualifications as an “audit committee financial expert,” see their biographies which appear above in this report under the heading entitled “Directors.”

The Audit Committee is responsible for, among other things, the appointment, compensation, retention and oversight of the Company's independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan and audit fees; and reviewing the Company's financial statements and related disclosures. The Audit Committee meets separately with senior management of the Company, the Company's General Counsel, the Company's internal auditor and its independent registered public accounting firm on a regular basis.

The Compensation Committee

The current members of the Compensation Committee are Messrs. Haimovitz, Murphy, Salter and Stone. The Compensation Committee also has a subcommittee, consisting solely of two independent directors, Messrs. Haimovitz and Murphy, for the purpose of making equity grants to the Company's key employees, including its NEOs. Although the Company has the flexibility to include non-independent directors on its Compensation Committee under the NASDAQ rules, independent directors are on this subcommittee in order to address tax and securities law considerations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively.

The Compensation Committee has the following responsibilities pursuant to its charter (a copy of which is available on the Company's website at www.dialglobal.com), which was last amended on April 23, 2009:

•
Develop (with input from the CEO/President) and recommend to the Board for approval compensation to be provided to officers holding the title of Executive Vice President and above (“senior executive officers”);

•	Review and approve corporate goals and objectives relative to the compensation of senior executive officers;

•	Review the results of and procedures for the evaluation of the performance of other executive officers by the CEO/President;

•	At the direction of the Board, establish compensation for the Company's non-employee directors;

•	Recommend to the Board for approval all qualified and non-qualified employee incentive compensation and equity ownership plan and all other material employee benefit plans;

•
Act on behalf of the Board in overseeing the administration of all qualified and non-qualified employee incentive compensation, equity ownership and other benefit plans, in a manner consistent with the terms of any such plans;

•	Approve investment policies for the Company's qualified and nonqualified pension plans (and, as appropriate, compensation deferral arrangements) and review actuarial information concerning such plans;

•
In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing the Company's policies on structuring compensation programs to preserve tax deductibility, unless otherwise determined by the Committee;

•	Prepare an annual report on executive compensation for inclusion in the Company's annual proxy statement in accordance with applicable laws and regulations; and

•
Perform any other duties or responsibilities consistent with its Charter and the Company's certificate of incorporation, by-laws and applicable laws, regulations and rules as the Board may deem necessary, advisable or appropriate for the Committee to perform.

In carrying out its responsibilities, the Compensation Committee is authorized to engage outside advisors to consult with the Committee as it deems appropriate.

The Board may from time to time, establish or maintain additional committees as necessary or appropriate.

Item 11.     Executive Compensation

As a smaller reporting company, the Company has listed below only such compensation tables as required by the SEC for those NEOs named above for 2011. Only Messrs. Sherwood and Hillman were also NEOs in 2010 and accordingly, two years of compensation information is listed for them, whereas only one year of compensation information is listed for the other NEOs. All dollar amounts presented in the following Items 11, 12, 13 and 14 are in whole dollars, unless otherwise noted.

Summary Compensation Table
The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company's named executive officers for the years ended December 31, 2010 and December 31, 2011, respectively.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)(2)	Total ($) (j)
NEOS:
Spencer L. Brown, co-CEO (3)	2011	$519,359	$250,000	—	$4,916,286	—	N/A	$23,396	$5,709,041

David M. Landau, co-CEO (3)	2011	$519,359	$250,000	—	$4,916,286	—	N/A	$27,672	$5,713,318

Kenneth C. Williams, co-CEO (3)	2011	$519,359	$250,000	—	$4,916,286	—	N/A	$19,272	$5,704,917

Eileen Decker, President Sales (3)	2011	$400,000	$206,201	—	—	—	N/A	—	$606,201

FORMER EMPLOYEES:
Roderick M. Sherwood, III President and CFO (terminated November 18, 2011) (4)	2011	$470,769	$125,000	—	$ 145,151 (6)	—	N/A	$51,321	$792,241
	2010	$504,115	—	$802,000	$2,380,620	—	N/A	—	$3,686,735

David Hillman, CAO, EVP, Business Affairs and GC (5)	2011	$400,481	$165,000	—	—	—	N/A	—	$565,481
	2010	$389,485	—	—	$670,795	—	N/A	—	$1,060,280

(1)
The amounts reported in columns (e) and (f) represent the grant date fair value all stock and option awards granted in fiscal years 2010 and 2011 (as applicable), calculated in accordance with FASB ASC 718, without regard to the estimated forfeiture related to service-based vesting conditions. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 13 (Stock-Based Compensation) of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Note 11 (Equity-Based Compensation) of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. These amounts reflect the Company's accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the named executive officers. Stock options only have value to an executive if the stock price of the Company's common stock increases after the date the stock options are granted, and such value is measured by the increase in the stock price (which is the value shown in the table above). This is different from the values listed in the table above and below (i.e., Summary Compensation Table, Outstanding Equity Awards at 2011 Fiscal Year-End) which represent the grant date fair value, computed in accordance with FASB ASC 718. The vesting terms of the stock awards and option awards reported in the table above are described below.

(2)
With limited exceptions, the Company does not provide perquisites to its employees, including the named executive officers. Messrs. Brown, Landau and Williams each receive a car allowance of $1,250 per month ($15,000/year) and a club allowance of $15,000 per year. The amounts reflected above show the amounts utilized in 2011.

(3)
Each of Messrs. Brown, Landau, Williams and Ms. Decker became NEOs in 2011 and accordingly compensation for 2011 only is included herein pursuant to SEC guidelines. As described in the summaries of their employment agreements below, the compensation of co-CEOs Brown, Landau, Williams was increased from the levels indicated in the table above (including an increase in base salary to $600,000 effective October 21, 2011) and Ms. Decker received a stock option for 120,000 shares of common stock on March 1, 2012.

(4)
Mr. Sherwood's base salary in 2010 and 2011 was $510,000 after taking into account the 15% salary-reduction effected by Westwood in 2009 which continued through his date of termination. Mr. Sherwood received a $125,000 bonus in 2011 upon completion of the sale of Metro Networks. Mr. Sherwood's employment terminated on November 18, 2011 and he began receiving severance on such date, which severance is reflected in “all other compensation”. The terms of Mr. Sherwood's separation agreement are described below

(5)
Mr. Hillman's base salary in 2010 and 2011 was $382,500 after taking into account the 15% salary-reduction effected in 2009. Effective October 3, 2011, Mr. Hillman's base salary was increased to $425,000. He received an $115,000 bonus in 2011 upon completion of the sale of Metro Networks and a $50,000 bonus in December 2011, in part in connection with the consummation of the merger with Westwood. Mr. Hillman's employment terminated on March 9, 2012 and the terms of his separation agreement are described below.

(6)
Reflects the incremental value of the Company's modification of Mr. Sherwood's unexercised vested stock options, calculated in accordance with FASB ASC 718, in connection with Mr. Sherwood's Separation Agreement which extended the period in which Mr. Sherwood could exercise his unexercised vested stock options from the three months set forth in his original stock option agreement to twelve months.

Provisions Related to Equity Compensation
Material terms related to the equity compensation reported in the table above include the following:
Vesting Generally
The stock options awarded after the Merger, including those to Messrs. Brown, Landau, Schore and Williams on December 20, 2011 and to Ms. Decker in March 2012, were made pursuant to the 2011 Stock Option Plan (the “2011 Plan”). While the vesting schedule of the stock options issued to Messrs. Brown, Landau, Schore and Williams is as indicated in footnote 1 below the table entitled “Outstanding Equity Awards at 2011 Fiscal Year-End”, other stock options issued under the 2011 Plan (such as Ms. Decker's and the executive officers listed in Item 12 below) on March 1, 2012 are subject to a 4-year vesting schedule and vest in 25% installments beginning on the anniversary of the grant date (March 1, 2013) and continuing on each anniversary thereafter until fully vested.
The equity compensation reported above in the “Summary Compensation Table” for Messrs. Sherwood and Hillman was granted under the 2010 Equity Compensation Plan (the “2010 Plan”), the 2005 Equity Compensation Plan (the “2005 Plan”) or the 1999 Stock Incentive Plan (the “1999 Plan”) and was originally scheduled to vest in equal installments over a three-year period, commencing on the first anniversary of the date of grant. Pursuant to separately negotiated Separation Agreements with each of Mr. Sherwood and Mr. Hillman (described in more detail below under the description of NEOs' employment agreements), all of Mr. Sherwood's equity compensation, to the extent unvested, vested immediately upon his termination on November 18, 2011 and in the case of Mr. Hillman, his 2010 stock option for 150,000 shares of common stock (the only equity compensation in which he had not fully vested) vested in its entirety upon his termination on March 9, 2012. Each of Mr. Sherwood and Mr. Hillman has one year from the date of his respective termination to exercise any vested unexercised stock options.
Vesting upon a Change in Control; Death; Disability
All stock options awards made under the 2011 Plan, including those granted to the co-CEOs, shall vest in their entirety upon a change of control, death or termination due to disability. Such terms have the meaning described below under the description of NEOs' employment agreements.
Vesting in connection with a Termination without Cause
In connection with the employment agreements negotiated by and between the Company and the co-CEOs, a termination with “cause” would constitute a “Qualifying Termination” which would mean that the portion of the 2011 stock option awarded to such co-CEO that would have vested within the date that is 6 months after the Qualifying Termination shall vest immediately.

For executive officers who are not co-CEOs (including Ms. Decker), there is no acceleration of vesting associated with a termination without cause.
OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END
The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options outstanding to each of the Company's NEOs as of December 31, 2011 (there was no unvested restricted stock or RSUs as of such date). In the case of certain awards to Messrs. Sherwood and Hillman, the share numbers and prices presented below reflect a 200 for 1 reverse stock split that occurred on August 3, 2009.

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un- exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
NEOs:
Brown(1)	81,856	1,555,269	—	$3.27	12/20/2021	—	—	—	—

Landau(1)	81,856	1,555,269	—	$3.27	12/20/2021	—	—	—	—

Williams(1)	81,856	1,555,269	—	$3.27	12/20/2021	—	—	—	—

Sherwood(2)	3,000	—	—	$98.00	11/18/2012	—	—	—	—
	500	—	—	36.00	11/18/2012	—	—	—	—
	400,000	—	—	6.00	11/18/2012	—	—	—	—
	100,000	—	—	8.02	11/18/2012	—	—	—	—

Hillman(3)	60	—	—	$7,038.00	9/25/2012	—	—	—	—
	60	—	—	6,038.00	9/30/2013	—	—	—	—
	150	—	—	4,100.00	10/5/2014	—	—	—	—
	125	—	—	4,194.00	3/14/2015	—	—	—	—
	169	—	—	2,854.00	2/10/2016	—	—	—	—
	200	—	—	1,234.00	3/13/2017	—	—	—	—
	875	—	—	398.00	3/14/2018	—	—	—	—
	50,000	100,000	—	6.00	2/12/2020	—	—	—	—

(1)
The stock options listed in the table above vested/vest as follows: 2.5% vested and became exercisable immediately on the grant date (December 20, 2011); 87.5% vested/vest in monthly installments of 2.5% beginning on December 21, 2011 through and including October 21, 2014; and (iii) 10% will become vested and exercisable in monthly installments of 0.833% commencing on November 21, 2014 through and including October 21, 2015; such that, upon October 21, 2015, the grantee shall be fully vested in the option.

(2)	In connection with the terms of his Separation Agreement, all equity compensation previously awarded to Mr. Sherwood vested in its entirety on his date of termination, November 18, 2011.

(3)
While not reflected in the table above which lists equity compensation as of the last day of the 2011 year, the second installment of Mr. Hillman's 2010 stock option (listed above with a $6.00 exercise price) vested on February 12, 2012 and the last installment was accelerated upon his termination such that the option was vested in its entirety on March 9, 2012 pursuant to the terms of his Separation Agreement.

Employment Agreements
General
The Company has written employment agreements with each of the NEOs, the material terms of which are set forth below, including as they relate to payment at or following such NEO's various termination events, including a change in control. These summaries do not purport to be exhaustive and you should refer to the actual agreements for a more detailed description of the terms. As indicated below, all of the employment agreements contain non-competition and non-solicitation provisions which extend after the termination of such agreements for the period indicated below.
Defined Terms: Cause, Good Reason, Change in Control
When terms such as “cause,” “good reason” or “change in control” are used in the summaries of the employment agreements, please refer to the following for the meaning thereof.
Cause - co-CEOs
In the case of the co-CEOs, they are terminable for cause under the following circumstances: (1) the willful failure to substantially perform his material lawful duties within ten (10) business days after demand for substantial performance is delivered by the Company and where such willful failure is not due to employee's disability or during an approved leave of absence, (2) material misappropriation, breach of fiduciary duty or fraud with regard to the Company or any of its Subsidiaries, (3) conviction of or the pleading of guilty or nolo contendere with regard to a felony (other than a traffic violation), (4)  gross negligence or willful misconduct which, in the good faith determination by the Board, is reasonably likely to be materially injurious to the Company, or (5) any other material breach of a provision that remains uncured for ten (10) days after the Board provides employee with written notice of its good-faith determination that Cause exists.
Cause - other NEOs
In the case of other NEOs (Sherwood, Hillman, Decker), they are generally terminable for cause if they have: (1) failed, refused or habitually have neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of the Company's internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to the Company's reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days or 120 non-continuous days in a 12-month period (or 180 non-continuous days in a 12-month period with respect to Mr. Sherwood); (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing.
Good Reason
Only the co-CEOs may terminate their employment for “good reason” which is defined in their employment agreement as the occurrence of any of the following events without such co-CEO's prior written consent: (1) a reduction in his Base Salary or annual bonus opportunity, (2) any diminution of his title, position or reporting line, or the appointment of any individual to an officer position with the Company senior to him; (3) any material reduction of his duties or responsibilities, (4) following a change in control (as defined in his employment agreement), a requirement to report to a person or group of persons other than the board of directors of the ultimate parent entity of the Company, (5) relocation to a place of business outside Manhattan in New York City (relocation to a place of business more than thirty (30) miles from the Mr. Williams' office location as of October 20, 2011 in the case of Mr. Williams who works in Los Angeles, CA), (6) a material breach by the Company of any provision of this Agreement or of the option agreement that remains uncured for ten (10) days after written notice thereof is provided to the Company; provided, however, that except in the case of an event described in clause (6) hereof, any termination by employee with “good reason” shall occur only within sixty (60) days following the first to occur of any of the events or circumstances set forth herein as constituting good reason.
Change in Control
The term “change in control” has the same meaning for all of the NEOs currently employed by the Company (i.e., the co-CEOs and Decker) and the other executive officers. In the case of the co-CEOs, such definition is located in the co-CEOs' employment agreements because it is a potential element of the good reason definition (see above). In the case of Ms. Decker and the other executive officers, the definition is located in their stock option award agreement since such definition is only relevant to stock options.
NEOs: Employment Agreement Summaries
Employment Agreements for Messrs Brown, Landau and Williams, each a co-Chief Executive Officer.

•
Initial employment term of four years (subject to automatic two-year renewal periods, unless either the Company or such Co-CEO, respectively, provides written notice of its or his election not to renew at least 180 days prior to the end of the applicable period), with such employment period being deemed to have started on October 21, 2011 (date of merger).

•	Annual base salary of $600,000, subject to increase by the Compensation Committee in its discretion.

•	$250,000 bonus for 2011 and eligible for annual discretionary bonuses in future years (target at least 50% of then-current base salary).

•
Terminates immediately in the event of death or disability, or upon employee's resignation with or without “good reason”, or Company's termination with or without “cause” (subject to notice periods applicable thereto); in the case of termination by the Company without “cause” or by employee without “good reason”, such termination shall be effective upon 30 days' prior written notice.

•
If employment with the Company terminates for reason other than “cause” (including by Company's written election not to renew the employment agreement) or by employee's resignation with “good reason”, such co-CEO shall receive: (1)  continued payment of his base salary and participation in benefit programs (other than bonus and incentive compensation plans) to the extent permitted under the terms of such programs or, if not permitted, as provided under applicable law, for two years, (2) his accrued and unpaid base salary through the date of termination, (3) unreimbursed business expenses, (4) benefits payable to senior executives under the Company's employee benefit plans upon a termination of employment, (5) fully earned but unpaid annual bonus in respect of any completed fiscal year which ended prior to the date of termination and (6) a pro rata portion of the actual performance bonus that would have been paid to such co-CEO (as determined by the Compensation Committee) for the fiscal year in which the termination occurs. Payment of the benefits set forth in clauses (1) and (6) above are contingent on such co-CEO executing a fully effective waiver and general release substantially in the form attached to the co-CEO's employment agreement.

•	Car and parking allowance of $1,250 per month (15,000 per year) and a country club allowance of $15,000 per year.

•
In the event that any parachute payment (within the meaning of Section 280G(b)(2) of the Code) to a co-CEO would be subject to the excise tax imposed by Section 4099 of the Code, such Co-CEO is entitled to receive an additional payment equal to the lesser of (i) all such excise taxes (together with interest and penalties thereon) imposed on such parachute payment, plus any income taxes, interest and penalties thereon, and (ii) $500,000.

•
Pursuant to each co-CEO's 2011 option agreement, upon a “change in control,” death or disability, each co-CEO's outstanding 2011 stock option will become fully vested and immediately exercisable. Upon a termination by the Company without cause, the co-CEO' resignation with good reason or the Company's notice of non-renewal, any portion of a co-CEO's outstanding 2011 stock option that would have become vested and exercisable during the six-month period following such termination (assuming no termination had occurred), will become immediately exercisable.

•
Non-Compete: During a co-CEO's employment period and for the 24 month period thereafter, a Co-CEO may not engage or participate in any business activity that competes directly or indirectly with material business of the Company or any of its subsidiaries, or for himself or on behalf of any third party, solicit employees or customers of the Company or its affiliates.

Ms. Decker, President, Sales

•
Term expires on April 16, 2014. The Company shall provide notice of its desire not to extend the employment agreement by no later than the 180th day prior to the stated termination. The employment agreement will remain in effect following the expiration of the term and will thereafter be terminable by either party upon 60 days' written notice.

•	Annual salary of $450,000.

•
Discretionary annual bonus of up to $150,000, pursuant to such terms set forth in her commission plan (such plan to be established by mutual agreement between Ms. Decker and the Company), provided, however, Ms. Decker may receive a greater commission if she exceeds the targets set forth therein.

•	Discretionary annual equity awards.

•	Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event or upon ten days' prior written notice in the event of disability.

•
If terminated for any reason (other than by the Company without Cause as described in the next bullet point), Ms. Decker is entitled to the following: (1) her base salary prorated to the date of termination; (2) reimbursement for any unreimbursed expenses properly incurred through date of termination; (3) any earned but unpaid commission and (4) any entitlement under employee benefit plans and programs. If Ms. Decker is terminated for cause (with the exception of a termination due to failure to perform her duties in connection with a disability), all equity awards will be forfeited except for exercised stock options.

•
If terminated by the Company for any reason other than cause prior to the expiration of the term, Ms. Decker will receive the greater of (x) her base salary for the remainder of the Term and (y) her base salary for six months and continued coverage under COBRA for nine (9) months after termination, or such earlier time until she ceases to be eligible for COBRA or becomes eligible for coverage under the health insurance plan of a subsequent employer. Payment of the amounts and benefits described here are contingent on Ms. Decker executing a fully effective waiver and general release.

•
Upon a change in control, in accordance with the terms of the 2011 Plan and her stock option agreement, all of Ms. Decker's outstanding equity awards will become fully vested and immediately exercisable and shall remain exercisable for such period described in the 2011 Plan and her stock option agreement.

•
Non-compete: If Ms. Decker is terminated, then for the Restricted Period, Ms. Decker may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Ms. Decker, the “Restricted Period” is a period equal to the remainder of the term of her employment agreement plus the greater of: (x) the period for which she receives severance after her date of termination if she is terminated for a reason other than for cause event; or (y) such additional period at the Company's option (capped at a maximum of twelve months) for which she receives severance after her date of termination, if Ms. Decker is terminated for cause, or by death or disability or Ms. Decker resigns.

Generally speaking, in the case of Ms. Decker and Messrs. Sherwood and Hillman (see below), a “Restricted Activity” consists of: (i) providing services to a radio network or syndicator, or any direct competitor of the Company or its affiliates; (ii) soliciting client advertisers of the Company or its affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities.
Mr. Sherwood, Chief Financial Officer (effective September 17, 2008) and President (effective October 20, 2008), through November 18, 2011.

•
Annual salary of $600,000 ($510,000 taking into account the 15% salary reduction described above which became effective on April 6, 2009 and did not change prior to Mr. Sherwood's termination), with potential annual increases of up to 5% in the sole and absolute discretion of the Committee. Mr. Sherwood's severance is based on his original base salary of $600,000.

•	For purposes of Mr. Sherwood's employment agreement, “good reason” was: (1) a material diminution in his authority or responsibilities; or (2) a material diminution in his base salary.

•
If terminated by the Company for any reason other than for a cause event, or by Mr. Sherwood for good reason, Mr. Sherwood was entitled to receive (in addition to accrued amounts) payment of his premiums by the Company for continued coverage under COBRA for twelve (12) months after his termination, or such earlier time until he ceases to be eligible for COBRA or becomes eligible for coverage under the health insurance plan of a subsequent employer.

•
If terminated upon or within 24 months following a change in control, all of Mr. Sherwood's outstanding equity awards would become fully vested and immediately exercisable and remain exercisable in accordance with the applicable equity plan and award agreement.

•
Non-compete: If Mr. Sherwood was terminated, then for the Restricted Period, Mr. Sherwood could not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Mr. Sherwood, the “Restricted Period” was a period equal to 90 days after his termination for any reason.

•
Effective November 18, 2011, the Company and Mr. Sherwood entered into a Separation Agreement pursuant to which Mr. Sherwood will continue to receive his contractual base salary ($600,000) in equal installments over one year and be eligible to receive continued health benefits at the Company's expense for a period of one year. Mr. Sherwood executed a fully effective waiver and general release in connection with his separation and re-affirmed the covenants in his employment agreement. Mr. Sherwood further agreed not to compete with the Company for one year and in acknowledgement of the sale of Metro Traffic in April 2011, reference to “a traffic, news, sports, weather or other information report gathering or broadcast service” was deleted from the definition of Restricted Activities from which he must abstain. In accordance with the terms of his equity compensation awards, all unvested equity compensation previously awarded to Mr. Sherwood immediately vested upon his termination date.

Mr. Hillman, Chief Administrative Officer; EVP, Business Affairs and General Counsel, through March 9, 2012.

•	Terminable by Mr. Hillman upon 90 days' written notice and by the Company at any time upon notice.

•
Annual salary of $450,000 ($382,500 taking into account the 15% salary reduction described above which became effective on April 6, 2009 and did not change until October 2, 2011 when Mr. Hillman's base salary was increased to $425,000). Mr. Hillman's severance is based on his original base salary of $450,000.

•
For purposes of Mr. Hillman's employment agreement, “good reason” was: (1) a material diminution in his authority, duties and responsibilities; or (2) any requirement imposed by the Company that he relocate his office or perform his duties in a location greater than 50 miles from the metropolitan New York area.

•	Terminable automatically upon Mr. Hillman's death or loss of legal capacity.

•
In the event of termination without cause, Mr. Hillman would receive severance in an amount equal to the greater of: (x) his remaining base salary through the end of the Term (December 31, 2011) and (y) twelve (12) months base salary.

•
If Mr. Hillman was terminated for cause or upon death or loss of legal capacity, Mr. Hillman was entitled to his base salary through the date of termination and any entitlement under Company benefit plans and programs.

•
Non-compete: If Mr. Hillman was terminated, he could not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates for a period of one year following termination of employment; provided that if he were terminated by the Company without Cause or by Mr. Hillman for good reason, his non-compete period would be equal to the period during which he receives severance.

•
Effective March 9, 2012, the Company and Mr. Hillman entered into a Separation Agreement pursuant to which Mr. Hillman will continue to receive his contractual base salary ($450,000) in equal installments over one year and be eligible to receive continued health benefits at the Company's expense for a period of one year. Mr. Hillman executed a fully effective waiver and general release in connection with his separation and re-affirmed the covenants in his employment agreement. Mr. Hillman further agreed not to compete with the Company for eighteen months and in acknowledgement of the sale of Metro Traffic in April 2011, the definition of Restricted Activities from which he must abstain was modified to eliminate references to traffic and weather and tailor such to the network radio business. In accordance with the terms of his equity compensation awards, all unvested equity compensation previously awarded to Mr. Hillman immediately vested upon his termination date.

Potential Payments upon Termination or Change in Control
The Company has employment agreements with its NEOs that require it to make payments upon termination or upon a change in control as described below. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description.
Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements

Name	Termination Scenario	Amount Payable	Equity Compensation

Brown, Landau, Williams (1)	(A) For Cause; Not Good Reason	Accrued (but unpaid) salary/benefits and expense reimbursement	—
	(B) Without Cause; For Good Reason; Company Election not to renew past initial 4-year term (2)	Accrued Obligations, Pro Rata Bonus, two years' base salary and continued benefits (2)	6 additional months of 2011 stock option award accelerates and vests upon termination
	(C) Change in Control (3)	280G excise tax (3)	2011 stock option award accelerates and vests upon a change in control
	(D) Death/Disability (4)(5)	Accrued Obligations and Pro Rata Bonus	2011 stock option award accelerates and vests upon termination

Decker	(A) For Cause; Death/Disability(5)	Accrued (but unpaid) salary/benefits	—
	(B) Without Cause	Base salary for the greater of remaining initial term or 6 months	—
	(C) Change in Control	—	All outstanding equity awards vest upon termination

Sherwood	(A) For Cause; Not Good Reason; Death/Disability(5)	Accrued (but unpaid) salary/benefits	—
	(B) Without Cause; For Good Reason	COBRA for 12 months	—
	(C) Change in Control (6)	COBRA for 12 months	All outstanding equity awards vest upon termination if within 24 months of a change in control

Hillman	(A) For Cause; Not Good Reason; Death/Disability(5)	Accrued (but unpaid) salary/benefits	—
	(B) Without Cause; For Good Reason	Base salary for the greater of remaining term or 12 months	—
	(C) Change in Control (6)	—	All outstanding equity awards vest upon termination if within 24 months of a change in control

(1)
For purposes of the co-CEOs listed above, “Accrued Obligations” means (1) accrued and unpaid base salary, (2) unreimbursed business expenses, (3) benefits payable to senior executives under the Company's employee benefit plans upon a termination of employment and (4) fully earned but unpaid annual bonus in respect of any completed fiscal year which ended prior to the date of termination. In the event of a Qualifying Termination the portion of the Stock Option for 1,637,125.00 shares of Common Stock (“2011 SO Award”) that would have become vested and exercisable during the six-month period after the date of the Qualifying Termination shall immediately become vested and exercisable as described in footnote 2 below. Only the co-CEOs have (and Messrs. Sherwood and Hillman had) a provision allowing them to terminate for “good reason”.

(2) Such events (termination without cause, termination by employee for good reason or Company election not to renew) would constitute a “Qualifying Termination” which would entitle the employee to Accrued Obligations, his Pro Rata Bonus and two years' base salary ($1,200,000). “Pro Rata Bonus” means a pro rata portion of the actual performance bonus that would have been paid to such co-CEO (as determined by the Compensation Committee in good faith) for the fiscal year in which the termination occurs (based on a 365-day calendar year).
(3) This assumes that only a change in control has occurred and that in connection with such there has been no requirement for the co-CEO to report to a person or persons other than the board of directors of the ultimate parent entity of the Company. If there were such a requirement, such would be a termination for “good reason”. If a change in control were to occur, there is a potential that payments to the co-CEOs due thereunder would constitute a parachute payment within the meaning of Section 280G(b)(2) of the Code, in which case such would be subject to the excise tax imposed by Section 4099 of the Code. In that event, under the terms of their employment agreements, the co-CEOs would be entitled to receive an additional payment equal to the lesser of (i) all such excise taxes (together with interest and penalties thereon) imposed on such parachute payment, plus any income taxes, interest and penalties thereon, and (ii) $500,000.

(4)	A termination for Death or Disability is the same as a “Qualifying Termination” except in such instance, full vesting related to the 2011 Stock Option Award occurs.

(5)
Generally speaking, the term “disability” means an employee's inability to perform the duties and functions of his position for a period of 120 consecutive days or 180 days in any 12-month period as a result of any mental or physical illness, disability or incapacity.

(6) In the case of Messrs. Sherwood and Hillman, a “change in control” would trigger benefits only to the extent a termination occurred within 24 months of such change in control.

DIRECTOR COMPENSATION
The following table sets forth the compensation for the Company's directors who served during the year ended December 31, 2011. Messrs. Brown, Ford, Haimovitz, Murphy, Salter and Schore became directors on October 21, 2011 when the Merger closed.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Current directors:
Brown (1)	$—	$—	$—	$—	$—	$—	$—
Ford (2)	$—	$—	$—	$—	$—	$—	$—
Gimbel (2)	$—	$—	$—	$—	$—	$—	$—
Haimovitz	$1,000	$65,000	$—	$—	$—	$—	$66,000
Ming	$74,250	$100,000	$—	$—	$—	$—	$174,250
Murphy	$1,000	$65,000	$—	$—	$—	$—	$66,000
Salter (2)	$—	$—	$—	$—	$—	$—	$—
Schore (1)	$—	$—	$—	$—	$—	$—	$—
Stone (2)	$—	$—	$—	$—	$—	$—	$—
Former directors (3):
Bestick (2)	$—	$—	$—	$—	$—	$—	$—
Bronstein (2)	$—	$—	$—	$—	$—	$—	$—
Honour (2)	$—	$—	$—	$—	$—	$—	$—
Nunez	$49,250	$35,000	$—	$—	$—	$—	$84,250
Wuensch	$54,083	$35,000	$—	$—	$—	$—	$89,083

(1)
As an employee of the Company, Mr. Brown does not receive compensation in addition to that specified in his employment agreement for his services as a director. As Chairman and an employee of the Company, Mr. Schore also does not receive compensation for his services as a director. The table above excludes $43,000 of compensation which Mr. Schore received in his capacity as Chairman of the Company.

(2)
As reflected above, as employees of Oaktree Capital Management L.P. or Gores Radio Holdings, LLC (or its affiliate Glendon Partners), Messrs. Bronstein, Ford, Gimbel, Honour, Nold, Page, Salter and Stone did not in 2011, and in the case of those continuing directors (Messrs. Ford, Gimbel, Salter and Stone) presently do not, receive cash or equity compensation for their services as directors of the Company.

(3)	In connection with the Merger, such directors resigned as directors on October 21, 2011.

The table below sets forth information regarding the amount of outstanding RSUs granted to our current directors and held as of December 31, 2011. Only Messrs. Brown and Schore hold vested, unexercised stock options but such were awarded to them for their service as officers and not as directors and accordingly are not reported below. Only Messrs. Haimovitz, Ming and Murphy hold vested and unvested RSUs.

Name	Stock Awards	Stock Options	RSUs (vested)	RSUs (unvested)
Haimovitz	—	—	3,333 (1)	16,667 (1)
Ming	—	—	3,333 (1)	16,667 (1)
Murphy	—	—	3,333 (1)	16,667 (1)

(1)
The RSUs listed above are valued at $3.25/share (the closing price of our common stock on the grant date which constitutes fair value under the terms of our 2010 Plan) and were issued on December 20, 2011. The RSUs vest as indicated below and were granted under the 2010 Plan.

General.  The Committee reviews and evaluates compensation for the Company's non-employee directors on an annual basis and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Committee and generally approves such recommendation at the Board meeting held directly after the Company's annual meeting of stockholders.

Fees. Pre-Merger. Prior to the merger that closed on October 21, 2011, directors were compensated as follows: (x) $35,000 a year for their services as directors in addition to (y) $1,500 per in-person Board or committee meeting attended and (z) $1,000 per telephonic Board or committee meeting attended. Audit Committee members received a $10,000 annual retainer and the Chair of the Audit Committee received an additional $15,000 for services rendered. Compensation Committee members received a $5,000 annual retainer and the Chair of the Compensation Committee received an additional $10,000 for services rendered.

Post-Merger. Effective as of the merger, directors receive $35,000 a year for their services as Board directors. Audit Committee members receive a $10,000 annual retainer and Compensation Committee members receive a $5,000 annual retainer. In addition to the aforementioned annual retainers, directors receive: (x) $1,500 per in-person Board or committee meeting attended and (y) $1,000 per telephonic Board or committee meeting attended, for each Board or committee meeting in excess of four (4) per year (with the Board, Audit Committee and Compensation Committee each measured separately when assessing the four meeting threshold).

Equity Compensation. Pre-Merger. Prior to the Merger, for each year of service, directors of the Company who are not officers of the Company received annual awards of RSUs valued in an amount of $35,000, typically on the date of the Company's annual meeting of stockholders.  In 2011, prior to the Merger, each of the independent directors (Messrs. Bestick, Ming, Nunez and Wuensch) received 5,529 RSUs (based on a closing share price of $6.33/share on August 2, 2011, the date of the Company's 2011 annual meeting of stockholders and when such RSUs were awarded). The terms of the awards are governed by the terms of the 2010 Plan. Initially, they were scheduled to vest in equal one-half increments on September 2, 2012 and August 2, 2013 but the awards vested in their entirety upon the merger, which constituted a change of control under the terms of the 2010 Plan.

Post-Merger. After the Merger, it was determined that for their services commencing in 2011, each independent director (Messrs, Haimovitz, Ming and Murphy) would receive $65,000 in value of RSUs. Accordingly, on December 20, 2011, each director received 20,000 RSUs (based on a closing share price of $3.25/share on such date). The terms of the awards are governed by the terms of the 2010 Plan and vested as follows: one-twelfth (1/12) immediately and one-twelfth (1/12) on December 21, 2011 and each monthly anniversary thereafter through October 21, 2012.

Dividends; Vesting.  Those directors who received RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its common stock. Such dividend equivalents are credited to a book entry account, and are deemed to be reinvested in common shares on the date the cash dividend is paid. Dividend equivalents are payable, in shares of common stock, only upon the vesting of the related restricted shares. Directors' RSUs will vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2010 Plan. Each RSU counts as three shares under the terms of the 2010 Plan. As of December 31, 2011, the Company had 760,634 shares remaining for issuance under the 2010 Plan.

Transfer Restrictions; Voting Rights.
RSUs accrue dividend equivalents when dividends are paid, if any, on the common stock beginning on the date of grant. Until the stock vests, RSUs may not be sold, pledged, or otherwise transferred; however, once a grant of such is made, the holder is entitled to receive dividends thereon (as described above). A holder may not vote shares associated with RSUs until the shares underlying such award have been distributed (which occurs upon vesting).
Waivers of Compensation

During the time in 2011 when each served as a director, Messrs. Brown and Schore did not receive additional remuneration for serving as a director of the Company. Directors of the Company who are/were employed by Gores and/or its affiliates (e.g., Glendon Partners), more specifically Messrs. Bronstein, Gimbel, Honour, Nold and Stone (until the Merger) and Gimbel and Stone (after the Merger) as well as directors employed by Oaktree (Ford and Salter), similarly did not receive cash compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding securities available for issuance under the Company's equity compensation plans is set forth in Item 5 (Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2012 under the heading “Equity Compensation Plan Information.”
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage of ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The percentage of common stock beneficially owned by a person assumes that the person has exercised all options the person holds that are exercisable within 60 days (through June 29, 2012), and that no other persons exercised any of their options. Except as otherwise indicated, the business address for each of the following persons is 220 W. 42nd Street, 3rd Floor, New York, New York 10036. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 30, 2012, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our current executive officers and directors; and

•	all current executive officers and directors of the Company as a group.

Information in the columns of the table below is based on 56,996,960 shares of our common stock issued and outstanding as of March 31, 2012.

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Common Stock
Triton Media Group, LLC (2)	15303 Ventura Blvd, Suite 1500 Sherman Oaks, CA 91403	34,237,638	60.1%
Gores Radio Holdings, LLC (3)	10877 Wilshire Boulevard, 18th Floor, Los Angeles, California 90024	17,212,977	30.2%

Executive Officers:
Spencer Brown (4)(5)		34,565,063	60.7%
David Landau (4)		34,565,063	60.7%
Kenneth Williams (4)		34,565,063	60.7%
Hiram Lazar (4)		34,237,638	60.1%
Eileen Decker		—	*
Kirk Stirland		—	*
Charles Steinhauer		—	*
Edward Mammone		—	*
Other Directors:
B. James Ford (4)(6)		34,237,638	60.1%
Jonathan Gimbel (7)		17,212,977	30.2%
Jules Haimovitz		13,333	*
H. Melvin Ming		24,866	*
Peter Murphy		13,333	*
Andrew Salter (4)(8)		34,237,638	60.1%
Neal Schore (4)		34,368,608	60.3%
Mark Stone (9)		17,212,977	30.2%

All Current Directors and Executive Officers as a Group (16 persons)		52,635,392	92.4%

*	Represents less than 1% of our outstanding shares of common stock.

(1)
The person in the table has sole voting and investment power with respects to all shares of stock indicated above, unless otherwise indicated. Tabular information listed above is based on information contained in the most recent Schedule 13D/13G filings and other filings made by such person with the SEC as well as other information made available to the Company. The numbers presented above do not include unvested and/or deferred RSUs which have no voting rights until shares are distributed in accordance with their terms. All dividend equivalents on vested restricted stock units and shares of restricted stock (both vested and unvested) are included in the numbers reported above. As described elsewhere in this Information Statement, a holder of restricted stock only (i.e., not RSU) is entitled to vote the restricted shares once it has been awarded such shares. Accordingly, all restricted shares that have been awarded, whether or not vested, are reported in this table of beneficial ownership, even though a holder will not receive such shares until vesting. This is not the case with restricted stock units or stock options that are not deemed beneficially owned until 60 days prior to vesting. For purposes of the 2011 Stock Option Plan, holders of Class A Common Stock and Class B Common Stock vote together as a single class.

(2)
Triton Media Group, LLC is controlled by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., and OCM Principal Opportunities Fund IV, L.P., each of which is a fund managed by Oaktree Capital Management, L.P. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Triton by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim beneficial ownership of all shares reported herein in excess of their pecuniary interests, if any. Each of the shares owned by Triton is Class B Common Stock. Because the Class B Common Stock is not convertible to Class A Common Stock at the option of Triton, nor may it automatically convert to Class A Common Stock earlier than three years from the date of issuance, Triton disclaims beneficial ownership of any Class A Common Stock by virtue of ownership of Class B Common Stock. In addition, Triton owns 9,691.374 shares of Series A Preferred Stock of the Company.

(3)
Gores is managed by The Gores Group, LLC. Gores Capital Partners II, L.P. and Gores Co-Invest Partnership II, L.P., which we refer to collectively as the “Gores Funds,” are members of Gores. Each of the members of Gores has the right to receive dividends from, or proceeds from, the sale of investments by Gores, including the shares of common stock, in accordance with their membership interests in Gores. Gores Capital Advisors II, LLC, which we refer to as “Gores Advisors,” is the general partner of the Gores Funds and is managed by The Gores Group, LLC. Alec E. Gores is the manager of The Gores Group, LLC. Each of the members of Gores Advisors has the right to receive dividends from, or proceeds from, the sale of investments by the Gores entities, including the shares of common stock, in accordance with their membership interests in Gores Advisors. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Gores by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim beneficial ownership of all shares reported herein in excess of their pecuniary interests, if any. Each of the shares owned by Gores is Class A Common Stock.

(4)
Triton Media Group, LLC is controlled by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P. and OCM Principal Opportunities Fund IV, L.P., each of which is a fund managed by Oaktree Capital Management, L.P. By virtue of being a director and/or officer of Triton Media Group, LLC (as is the case with Messrs. Lazar and Schore who are officers of Triton) as well as having a direct or indirect ownership interest therein (as is the case with Messrs. Brown, Ford, Landau, Lazar, Salter, Schore and Williams), the reporting person could be deemed to have beneficial ownership of securities of the Issuer owned by Triton Media Group, LLC. Each of Messrs. Brown, Ford, Landau, Lazar, Salter, Schore and Williams disclaims beneficial ownership of securities of the Company owned by Triton, except to the extent of any pecuniary interest therein.

(5)	Mr. Brown also serves as a director of the Company.

(6)
Triton Media Group, LLC is controlled by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P. and OCM Principal Opportunities Fund IV, L.P., each of which is a fund managed by Oaktree Capital Management, L.P. By virtue of being a Managing Director and co-Portfolio Manager (U.S.) at Oaktree Capital Management, L.P. and a director of Triton Media Group, LLC, Mr. Ford could be deemed to have beneficial ownership of securities of the Issuer owned by Triton Media Group, LLC.

(7)
By virtue of being a principal of The Gores Group, LLC, Mr. Gimbel may be deemed to have or share beneficial ownership of securities beneficially owned by Gores. Mr. Gimbel expressly disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. See Note 3.

(8)
Triton Media Group, LLC is controlled by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P. and OCM Principal Opportunities Fund IV, L.P., each of which is a fund managed by Oaktree Capital Management, L.P. By virtue of being a Senior Vice President at Oaktree Capital Management, L.P. and a director, Vice President and Secretary of Triton Media Group, LLC, Mr. Salter could be deemed to have beneficial ownership of securities of the Issuer owned by Triton Media Group, LLC.

(9)
By virtue of being a senior managing director of The Gores Group, LLC, Mr. Stone may be deemed to have or share beneficial ownership of securities beneficially owned by Gores. Mr. Stone expressly disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. See Note 3.

Changes in Control

The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As previously discussed in this report, on October 21, 2011, we completed the merger (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC and known as “Merger Sub”), and Verge Media Companies, Inc. (together with its subsidiaries, “Verge”). As part of the Merger, Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company. Westwood remained the parent company and was renamed Dial Global, Inc. on December 12, 2011.

The following sets forth any transaction entered into in 2011, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest.

24/7 Formats Management Agreement and Purchase Agreement

Pursuant to a Management Agreement between Westwood One Radio Networks, Inc. and Excelsior Radio Networks, Inc. (“Excelsior”) dated as of May 23, 2006, Excelsior managed and operated eight 24/7 formats from 2006 to 2011 in exchange for quarterly license fees. Under the agreement, Verge had the option to purchase the 24/7 formats and on July 29, 2011, it entered into a Sale and Purchase Agreement with Westwood to exercise its option for $4,950,000. Upon such purchase on July 29, 2011, the Management Agreement was terminated. In 2010, Verge paid Westwood $2,530,000 in license payments. Prior to purchasing the formats, Verge paid Westwood $1,320,000 in license payments for 2011.

Transition Services Agreement with Triton Digital

On July 29, 2011, Excelsior Radio Networks, LLC (a subsidiary of the Company) entered into a transition services agreement with Triton Digital, Inc. (“Triton Digital”). Under the agreement, Verge agreed to provide Triton Digital with the use of certain premises leased by the Company and certain related services for a monthly fee of $22,000 plus related facilities expenses for a time period not to extend beyond April 2014.  Under the agreement, the support and use of the various facilities may be terminated at different times (for each facility) but any termination earlier than the stated termination date must be mutually agreed upon by the parties. In 2011, we received $110,000 in fees for the five months of services provided under such agreement.

Digital Reseller Agreement with Triton Media

On July 29, 2011, Triton Media Group, LLC (“Triton”) and Dial Communications Global Media, LLC, a wholly-owned subsidiary of the Company (“Dial Communications”), entered into a Digital Reseller Agreement with a four-year term. Under this agreement, Dial Communications provides, at its sole expense, services to Triton customarily rendered by terrestrial network radio sales representatives in the United States. Triton exclusively uses Dial Communications for the sale of over the air impressions/inventory procured by bartering with U.S. traditional terrestrial radio stations in exchange for Triton services, except that Triton is permitted to allow a broadcaster that controls a competing network to sell its inventory (bartered for Triton services and products) via its owned and operated network.

In return for these services, Triton pays Dial Communications a commission based on the gross receipts of revenue derived from the inventory, less customary advertising agency commissions actually paid by Dial Communications. In 2011 (from July 29, 2011 through December 31, 2011), Triton paid Dial Communications an aggregate of $1,780,000 under the Digital Reseller Agreement.

Spin-off of Digital Services Business to Triton Digital

On July 29, 2011, the then Board of Directors of Verge approved a spin-off of the operations of Verge's digital services business to a related entity, Triton Digital, that was owned by Triton, Verge's sole stockholder at that time. Verge spun-off the digital services business' net assets with a carrying value of $111,859,000 to Triton Digital for the year ended December 31, 2011.

Indemnification Letter

The Company, Westwood, Gores and Triton entered into the Indemnity and Contribution Agreement, dated as of July 30, 2011 and amended on October 21, 2011, whereby under certain circumstances and subject to certain limitations, Triton agreed to indemnify Westwood if Westwood suffers any losses arising from or directly related to the Digital Services business (spun off prior to the Merger), and Gores agreed to indemnify Triton if Westwood suffers any losses arising from or directly related to Westwood's sale of its Metro Traffic business which closed on April 29, 2011.

Pre- and Post-Merger Indebtedness

As part of the Merger, $30.0 million of PIK Notes were issued on October 21, 2011. As of December 31, 2011, the total amount of PIK Notes issued to Gores was $10,950,048 (including accrued interest from the date of issuance to year end); to certain entities affiliated with Oaktree was $17,932,765 (inclusive of accrued interest), and $1,992,529 (inclusive of accrued interest) to Black Canyon Capital LLC ("Black Canyon") who was a related party of Verge's until the Merger.

Prior to the Merger, senior notes totaling approximately $94,585,000 were held by Verge's major stockholders: Oaktree, Black Canyon and certain members of management. We paid $15,577,000 in interest on such senior notes in 2011, which amount includes a prepayment penalty of $3,397,000 associated with our early repayment of the senior notes when the Merger closed. More information related to our PIK Notes and senior notes can be located in Note 9 - Debt which is a part of our 10-K filed on March 30, 2012.

Ordinary Course Business with Radio Stations

Oaktree currently holds a greater than 10% equity interest in Townsquare Media LLC, Liberman Broadcasting Inc. and Peak Broadcasting LLC, each of which own radio stations and with whom we may do business from time to time. In each of 2010 and 2011, we recognized approximately $5.0 million in revenue and $2.0 million in operating income from radio stations in which Oaktree has (directly or indirectly) a financial interest. The business we conduct with these radio stations is barter-based, that is we provide programming to these radio stations in exchange for airtime within such programming.

Management Fees

Prior to the Merger, Verge paid Triton, its sole shareholder, fees related to consultancy and advisory services rendered to it by Triton. The fees paid in 2011 from January 1, 2011 until October 21, 2011 (the date the Merger closed) were $212,000 (there were no fees paid in 2010). This arrangement was terminated in connection with the Merger.
Gores Guarantees
Prior to the Merger (at which time the following indebtedness was repaid), Westwood and its then subsidiaries were parties to a Senior Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”), under which Westwood had access to a $20.0 million revolving credit facility on a senior unsecured basis and a $20.0 million unsecured non-amortizing term loan. Gores guaranteed all the indebtedness under this Senior Credit Facility. In March 2010, Gores agreed to guarantee up to a $10.0 million pay down of the 15.00% Senior Notes due 2015 (since repaid at the time of the Merger) if an anticipated tax refund was not received on or prior to August 16, 2010. This tax refund was received prior to such date, the $10.0 million pay down did occur and accordingly this Gores guarantee was terminated. In 2010, Gores also guaranteed payments due to the NFL in an amount of up to $10.0 million for the license and broadcast rights to certain NFL games and NFL-related programming. This guarantee was terminated at the conclusion of such agreement. There is no Gores guarantee provided for in the Company's current agreement with the NFL.
In 2010, the Company reimbursed Gores for approximately $250,000 for fees incurred by them in connection with two irrevocable standby letters of credit equaling $20.0 million as part of Gores' guarantee of the $20.0 million revolving credit facility.
Gores Purchase of Westwood Common Stock
As part of August 2010 amendments to Westwood's credit agreements (which were terminated at the time of the Merger), Gores agreed to purchase $15.0 million of Company common stock in two installments pursuant to the terms of Purchase Agreement between it and Westwood. Gores purchased 769,231 shares of common stock for approximately $5.0 million on September 7, 2010 and 1,186,240 shares of Westwood common stock for $10.0 million on February 28, 2011. The per share price of the common stock was determined in accordance with the terms of the Purchase Agreement.

Glendon Partners Consulting Services
For consulting services rendered in calendar years 2010 and 2011 by Glendon Partners (“Glendon”), an operating group associated with Gores, the Company paid Glendon $1.0 million in each year. Prior to the Merger, Gores was Westwood's principal stockholder and now owns approximately 31% of the Company's common stock (taking into account the Class A and Class B common stock on a combined basis). These fees consist of payment for services rendered by various members of Glendon, including Andrew Bronstein and Michael Nold, who prior to the Merger served as Company directors and provided professional services to the Company in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management and are based on Glendon's hourly billing rates.

Company Review, Approval or Ratification of Related Party Transactions

While the Company does not have a written policy outlining such, it is the Company's practice to review all transactions with its related parties (referred to herein as “related party transactions”) as they arise. Related parties are identified by the finance, accounts payable and legal departments, who, among other things, review questionnaires submitted to the Company's directors and officers on an annual basis, monitor Schedule 13Ds and 13Gs filed with the SEC, review employee certifications regarding code of ethics and business conduct which are updated annually, and review on a quarterly basis, related party listings generated by the legal and finance departments, which listing includes affiliates of Oaktree and Gores that such parties provide to the Company. Any related party transaction is reviewed by either the Office of the General Counsel or Chief Financial Officer, who examines, among other things, the approximate dollar value of the transaction and the material facts surrounding the related party's interest in, or relationship to, the related party transaction. With respect to related party transactions that involve an independent director, such parties also consider whether such transaction affects the “independence” of such director pursuant to applicable rules and regulations. Customarily, the Chief Financial Officer must approve any related party transaction, however, if after consultation, the General Counsel and Chief Financial Officer determine a related party transaction is significant, the transaction is then referred to the Board for its review and approval.

Brian Landau, son of our co-Chief Executive Officer David Landau, is an ad sales representative of the Company and received aggregate compensation, comprised of base salary and a sales commission, of $179,901 and $136,089 for the years ended December 31, 2011 and 2010, respectively. The increase in compensation year over year was a result of his higher sales commission. Carlisle Williams, daughter of our co-Chief Executive Officer Ken Williams, is an editorial coordinator in digital (she was initially hired as a sales assistant) and received aggregate compensation of $42,179 and $12,744 for the years ended December 31, 2011 and 2010, respectively. Carlisle was hired on September 7, 2010 which is why there is a discrepancy in pay between 2010 and 2011. Finally, Kirby Stirland, daughter of our President of Programming Kirk Stirland, is a writer/producer and received aggregate compensation, including salary and bonus, of $38,000 for the year ended December 31, 2011 (she was hired on January 31, 2011). In each instance, the parent of each individual hired was not part of the approval/hiring process which is ultimately overseen by Hiram Lazar, CFO. Eileen Decker, President of Sales, hired Brian Landau; Suzanne Shultz, VP of Digital, hired Carlisle Williams for her current position (Eileen Decker initially hired Ms. Williams as a sales assistant) and Chris Corcoran, EVP Programming, hired Kirby Stirland.

Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2011 and 2010 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's financial statements for such fiscal years and fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP for 2011 and 2010. Effective November 23, 2011, the Company dismissed PricewaterhouseCoopers LLP and appointed Ernst & Young LLP as the Company's new independent registered public accounting firm, including for the audit of the Company's financial statements for the 2011 fiscal year. Both decisions were approved by the Audit Committee.

(in thousands)	2011	2010
(1) Audit Fees	$1,122 (1)	$1,425
(2) Audit-Related Fees	661	232
(3) Tax Fees	—	75
(4) All Other Fees	—	10

(1)	The above does not include approximately $750 in audit fees for services rendered by PricewaterhouseCoopers LLP who was not the principal accountant for the audit in 2011.

All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP and Ernst & Young LLP, respectively, did not impair that firm's independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to the Company by PricewaterhouseCoopers LLP in 2010 and 2011 (until its dismissal on November

23, 2011) and by Ernst & Young LLP for the remainder of 2011 were pre-approved by the Audit Committee. Under the Company's pre-approval policies and procedures, the Chair of the Audit Committee was authorized to pre-approve the engagement of PricewaterhouseCoopers LLP and was authorized to pre-approve the engagement of Ernst & Young LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report on Form 10-K

1, 2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.
3	Exhibits

EXHIBIT
NUMBER (A)	DESCRIPTION

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
+ Filed Herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2012.

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

Signature	Title	Date
/S/ NEAL A. SCHORE	Chairman of the Board of Directors	April 30, 2012
Neal A. Schore

/S/ SPENCER L. BROWN	Co-Chief Executive Officer (Principal Executive Officer); Director	April 30, 2012
Spencer L. Brown

/S/ B. JAMES FORD	Director	April 30, 2012
B. James Ford

/S/ JONATHAN I. GIMBEL	Director	April 30, 2012
Jonathan I. Gimbel

/S/ JULES HAIMOVITZ	Director	April 30, 2012
Jules Haimovitz

/S/ H MELVIN MING	Director	April 30, 2012
H. Melvin Ming

/S/ PETER E. MURPHY	Director	April 30, 2012
Peter E. Murphy

/S/ ANDREW SALTER	Director	April 30, 2012
Andrew Salter

/S/ MARK R. STONE	Director	April 30, 2012
Mark R. Stone
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders as of the date of this report.