Form 10-Q
period 2012-03-31
DIAL GLOBAL, INC. /DE/
filed 2012-05-15
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares outstanding as of April 30, 2012 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,764,323; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01per share: 9,691.374.

DIAL GLOBAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

DIAL GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,819	$5,627
Accounts receivable, net of allowance for doubtful accounts	87,622	96,211
Prepaid expenses and other assets	8,148	6,130
Total current assets	100,589	107,968
Property and equipment, net	29,619	28,478
Goodwill	166,169	167,120
Intangible assets, net	143,104	145,915
Deferred financing costs	10,928	11,557
Other assets	6,384	6,636
TOTAL ASSETS	$456,793	$467,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Producer and accounts payable	$27,091	$30,780
Amounts payable to related parties	4,638	4,343
Accrued expenses and other liabilities	45,554	41,820
Current maturity of long-term debt	4,844	3,875
Total current liabilities	82,127	80,818
Long-term debt	231,162	229,467
Long-term debt payable to related parties	32,027	30,875
Deferred tax liability	10,952	17,619
Other liabilities	22,206	20,107
TOTAL LIABILITIES	378,474	378,886

Commitments and contingencies

Series A Preferred Stock, $1,000 liquidation preference; 200,000 shares authorized; 9,691.374 shares issued and outstanding, and accumulated dividends; $392 and $171, respectively	10,083	9,862

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; 5,000,000,000 shares authorized; 22,759,322 and 22,744,322 shares issued and outstanding, respectively	228	227
Class B common stock, $0.01 par value; 35,000,000 shares authorized; 34,237,638 shares issued and outstanding	342	342
Additional paid-in capital	136,459	134,785
Accumulated deficit	(68,793)	(56,428)
TOTAL STOCKHOLDERS’ EQUITY	68,236	78,926
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$456,793	$467,674

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$68,286	$20,077
Costs of revenue (excluding depreciation and amortization)	50,583	9,679
Gross profit	17,703	10,398
Compensation costs	8,057	3,576
Other operating costs	7,540	4,147
Depreciation and amortization	6,470	3,375
Restructuring and other charges	5,895	—
Total operating costs	27,962	11,098

Operating loss	(10,259)	(700)

Interest expense, net	(9,065)	(5,309)
Preferred Stock dividend	(221)	—

Loss from continuing operations before income tax	(19,545)	(6,009)
Income tax (benefit from) provision for continuing operations	(7,180)	740

Loss from continuing operations	(12,365)	(6,749)
Loss from discontinued operations, net of income tax provision	—	(1,150)
Net loss	$(12,365)	$(7,899)
Comprehensive loss	$(12,365)	$(7,899)

Loss per share Common Stock (Class A and Class B)
Loss from continuing operations	$(0.22)	$(0.20)
Loss from discontinued operations	—	(0.03)
Net loss	$(0.22)	$(0.23)

Weighted-average shares outstanding:
Common Stock (Class A and Class B)
Basic and diluted	56,988,627	34,237,638
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,365)	$(7,899)
Adjustments to reconcile net loss to net cash (used in) provided by operating activity, net of acquisitions:
Depreciation and amortization	6,470	4,953
Paid-in-kind interest expense	1,152	3,522
Deferred taxes	(7,276)	992
Amortization of original issue discount and deferred financing costs	1,262	317
Stock-based compensation	1,675	—
Bad debt expense	275	118
Preferred Stock dividend payable	221	—
Deferred rent expense	13	17
Revaluation of interest rate cap contracts	81	—
Changes in assets and liabilities, net of acquisitions:	6,891	680
Total adjustments	10,764	10,599
Net cash (used in) provided by operating activities	(1,601)	2,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(505)	(1,120)
Loan to related party	(500)	—
Acquisitions of business, net of cash acquired	—	(23)
Net cash used in investing activities	(1,005)	(1,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	5,000	—
Repayment under Revolving Credit Facility	(2,000)	—
Purchase of interest rate cap contracts	(233)	—
Repayment of long-term debt	(969)	(2,785)
Principal payment of capital lease obligation	—	(16)
Net cash provided by (used in) financing activities	1,798	(2,801)

Net decrease in cash and cash equivalents	(808)	(1,244)
Cash and cash equivalents at beginning of period	5,627	13,948
Cash and cash equivalents at end of period	$4,819	$12,704

Supplemental Disclosures
Cash paid during the period for :
Interest	$4,918	$1,442

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	(Accumu- lated Deficit)	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	22,744,322	$227	34,237,638	$342	$134,785	$(56,428)	$78,926
Net loss	—	—	—	—	—	(12,365)	(12,365)
Vesting of restricted stock units	15,000	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	1,675	—	1,675
Balance at March 31, 2012	22,759,322	$228	34,237,638	$342	$136,459	$(68,793)	$68,236

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 — Description of Business and Basis of Presentation

Description of Business

In this report, “Dial Global,” “Company,” “registrant,” “we,” “us” and “our” refer to Dial Global, Inc. (together with our subsidiaries). On October 21, 2011 (the "Merger Date"), we announced the consummation of the transactions (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood One Inc. ("Westwood"), Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge Media Companies, Inc. ("Verge"). Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company. For a more detailed description of the agreements and the credit facilities entered into in connection with the Merger, please refer to our Annual Report on Form 10-K filed on March 30, 2012 or our Current Reports on Form 8-K filed on October 27, 2011 and January 5, 2012 and the agreements filed as exhibits to these filings.

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the date of acquisition. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid in capital. See Note 3 — Acquisition of Westwood One, Inc. for information regarding our acquisition of Westwood.

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

The consolidated statements of operations and comprehensive loss and cash flows do not include Westwood's former operations for the three months ended March 31, 2011. The consolidated balance sheets as of March 31, 2012 and December 31, 2011 include the Westwood purchase accounting balances acquired in the Merger.

The consolidated statements of cash flows include the results of the discontinued operations of the Digital Services business for the three months ended March 31, 2011, as is allowed by the authoritative guidance in ASC 230 - Statement of Cash Flows.

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

Note 2 — Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock are exercised or converted into common stock. Common stock equivalents are excluded in periods in which they are anti-dilutive and for the three months ended March 31, 2012 and 2011, the effect of common stock equivalents of 8,242 and 0 was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. Basic and dilutive shares outstanding include the Class A common stock and Class B common stock combined after the adjustment for the conversion of the Class B common stock in connection with the Merger.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Our actual results could differ from our estimates. The most significant assumptions and estimates we used in preparing our financial statements include those related to useful lives of property and equipment, the useful lives of intangible assets, allowance for doubtful accounts, fair values assigned to intangibles, interest rate caps and stock-based awards, and the valuation of goodwill.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable.

Our revenue is generated primarily from companies located in the United States. We perform periodic credit evaluations of our customers’ financial condition and, in certain instances, require payment in advance. Accounts receivable are due principally from large U.S. companies under stated contract terms. We provide for estimated credit losses, as required.

For the three months ended March 31, 2012 and 2011, one customer accounted for approximately 12% and 29% of revenue, respectively. At March 31, 2012 and December 31, 2011, approximately 11% and 9%, respectively, of accounts receivable is due from this customer.

Comprehensive Loss

For the three months ended March 31, 2012 and 2011, respectively, our comprehensive loss was equal to the net loss for each of the periods presented.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2012 did not result in a significant impact to the consolidated financial statements:

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our financial statements.

In May 2011, the FASB issued guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our financial statements.

In December 2011, the FASB issued guidance requiring companies to disclose information about offsetting assets and liabilities and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance requires retrospective application for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 3 — Acquisition of Westwood One, Inc.

On October 21, 2011, we consummated the Merger of Westwood and Verge. The preliminary purchase price was allocated as follows:

Cash and cash equivalents	$3,112
Accounts receivable	39,500
Prepaid and other assets	5,613
Property and equipment	25,348
Other assets	5,780
Long-term debt	(45,146)
Accounts payable	(5,820)
Accrued and other current liabilities	(27,233)
Other liabilities	(22,212)
Deferred tax liability	(32,764)
Intangible assets	71,008
Goodwill	85,193
Total Purchase Price	$102,379

Included in the property and equipment and other liabilities categories above are land, building and debt related to a sale leaseback of our Culver City properties that did not qualify for sales recognition treatment. The remaining term of the lease is approximately eight years with two five year renewal options. We are responsible for required repairs, replacements and improvements for our Culver City properties and issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit.  The building is depreciated over its estimated remaining economic life of 35 years and the debt principal is reduced by the monthly rental payments using the effective interest method whereby a portion of the lease payment is recorded to interest expense and the remaining to reduce the principal. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent, to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date. On March 31, 2012, we recorded adjustments to decrease goodwill by $951 associated with: (1) an increase in (x) property and equipment of $2,410, (y) other liabilities of $2,684, and (z) deferred tax liabilities of $108 related to our Culver City properties; and (2) increase intangible assets of $1,831, and decrease deferred tax liabilities of $714 related to the fair value of the affiliate service agreements and insertion orders (in intangible assets) as of the Merger Date.

The following unaudited pro forma financial summary for the three months ended March 31, 2011 gives effect to the Merger and the resultant acquisition accounting treatment and assumes the Merger had occurred as of January 1, 2011. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal years 2011 that are directly related to the Merger and do not have a continuing impact on operating results. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Merger been completed on the dates set forth in the pro forma financial information.

Three Months Ended March 31, 2011
Unaudited Pro Forma
Revenue	$71,152
Operating loss	(9,614)
Loss from continuing operations	(11,255)
Net loss per basic and diluted share	$(0.20)

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 4 — Discontinued Operations

On July 29, 2011, the then Board of Directors of Verge (pre-Merger) approved a spin-off of the operations of Verge's Digital Services business to a related entity, Triton Digital, Inc. (“Triton Digital”) that was owned by Triton Media Group LLC ("Triton"). As part of the spin-off, Verge Media, Inc. (our wholly-owned subsidiary) indemnified Triton for damages resulting from claims (subject to limited carve-outs) arising from or directly related to our Radio network business, Verge Media, Inc. or any of our respective subsidiaries (other than digital companies), provided such claims are made on or before April 30, 2013. Verge spun-off the Digital Services business' net assets with a carrying value of $111,859 to Triton Digital for the year ended December 31, 2011.

The Digital Services business' results included in discontinued operations for the three months ended March 31, 2011are as follows:

Revenue	$10,379
Cost of revenue	4,333
Gross profit	6,046
Operating costs	5,279
Depreciation and amortization	1,578
Loss from operations	(811)
Interest income	(27)
Loss from discontinued operations, before provision for income taxes	(838)
Income tax provision for discontinued operations	312
Net loss from discontinued operations	$(1,150)

The Digital Services business' results of operations have been removed from our results of continuing operations for all periods presented. Verge was not required to amend or pay down its existing debt in connection with the spin-off of the Digital Services business and therefore we did not allocate interest expense to the discontinued operations accordingly. We did not allocate any corporate overhead to the discontinued operations. We did not have any significant continuing involvement in the Digital Services business since the spin-off. We have continuing activities and cash flows related to the Digital Services business through the Digital Reseller Agreement (see Note 5 — Related Party Transactions) which was entered into on July 29, 2011 and has a four-year term. Under this agreement, Verge agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission.

Note 5 — Related Party Transactions

Management Agreement

From 2006 to 2011, Verge managed and operated eight 24/7 Formats pursuant to a Management Agreement with Westwood. Under the agreement, Verge had the option to purchase the 24/7 Formats and on July 29, 2011, it exercised its option and paid $4,730 for the purchase of the 24/7 Formats. For the three months ended March 31, 2011, we recorded expenses of $660 for fees paid to Westwood for the 24/7 Formats and included these fees in other operating costs in the consolidated statement of operations.

Transition Services

On July 29, 2011, Verge entered into a transition services agreement with Triton Digital to provide it with access to and use of certain premises leased by us and related services for a monthly fee of $22 plus related facilities expenses.  This agreement is effective until such time as the support and use of the various facilities is terminated. The termination date may occur at various times but no later than April 2014. Any termination earlier than the stated termination date must be mutually agreed upon by the parties. Fees related to the transition services were $66 for the three months ended March 31, 2012 and are included as credits in other operating costs in the consolidated statement of operations.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Digital Reseller Agreement

On July 29, 2011, Verge entered into a Digital Reseller Agreement with Triton Digital, pursuant to which it agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. Revenue related to the agreement for the three months ended March 31, 2012 is $821.

PIK Notes and Senior Notes

As of March 31, 2012 and December 31, 2011, the total amount of PIK Notes classified as long-term debt payable to related parties in the consolidated balance sheet, was $32,027 and $30,875, respectively, of which $29,960 and $28,883, respectively, were held by our major stockholders, Gores and certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"). Interest expense related to these PIK Notes of $1,077 is accrued for the three months ended March 31, 2012 and is included in interest expense in the consolidated statements of operations. See Note 9 — Debt for additional details on these PIK Notes.

Prior to the Merger, senior notes, classified as long-term debt payable to related parties in the consolidated balance sheet, were held by Verge's major stockholders, Oaktree, Black Canyon Capital LLC ("Black Canyon"), who was a related party until the Merger Date, and certain members of management. Interest expense related to the senior notes of $3,585 was accrued for the three months ended March 31, 2011 and is included in interest expense in the consolidated statements of operations. These senior notes were repaid upon the Merger.

Other Related Party Transactions

For the three months ended March 31, 2012 and 2011, we recognized approximately $1,000 and $800 in revenue, respectively, and $400 and $300 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest.

We entered into a joint venture in December 2011. We made an initial capital contribution of $1 and hold a 50% voting interest in the joint venture and have agreed to lend to the joint venture up to $2,000 over the course of three years for working capital purposes. The entire outstanding balance is payable on December 27, 2014. As of March 31, 2012, we had loaned $500 to the joint venture. Any loans will bear interest at an annual rate of ten percent. The loan and related accrued interest receivable of $512 are in other assets in the consolidated balance sheets and the related interest income of $12 is in interest expense, net in the consolidated statements of operations and comprehensive loss. The operations of the joint venture as of March 31, 2012 were not significant and presently we do not consolidate the operating results of the joint venture.
A summary of related party revenue, other operating costs and interest expense is as follows:

	Three Months Ended March 31,
	2012	2011
Revenue	$1,821	$800
Other operating costs	534	1,160
Interest expense, net	1,065	3,585

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 6 — Property and Equipment

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Radio and communications equipment	$17,808	$17,575
Office computers, equipment and software	14,138	13,842
Leasehold improvements, building and land	16,020	13,580
Property and equipment	47,966	44,997
Accumulated depreciation	(18,347)	(16,519)
Property and equipment, net	$29,619	$28,478

For the three months ended March 31, 2012 and 2011, we recorded depreciation expense associated with property and equipment of $1,828 and $1,364, respectively. This includes depreciation on capitalized lease assets of $16 for the three months ended March 31, 2011.

Note 7 — Goodwill

In September 2011, the FASB issued ASU 2011-08 that simplified how entities test for goodwill impairment. This authoritative guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We adopted this guidance for our annual goodwill impairment test that was conducted as of December 31, 2011. Goodwill is not amortized, but tested for impairment at least annually or when changes in circumstances indicate an impairment event may have occurred. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for business activity, our recent and forecasted financial performance and the price of our common stock. We did not conduct a goodwill impairment test as of March 31, 2012.

The recording of goodwill from acquisitions is guided by the principles of ASC 805 - Business Combinations. ASC 805 defines goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

Balance at January 1, 2012	$167,120
Westwood purchase accounting adjustment	(951)
Balance at March 31, 2012	$166,169

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 8 — Intangible Assets

Intangible assets by asset type and estimated life as of March 31, 2012 and December 31, 2011 are as follows:

		As of March 31, 2012			As of December 31, 2011
	Estimated Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Advertiser and producer relationships	15 years	103,901	(28,385)	75,516	103,901	(26,653)	77,248
Affiliate service agreements	10 years	69,091	(3,063)	66,028	65,745	(1,271)	64,474
Trade names	4 to 5 years	1,780	(1,505)	275	1,780	(1,415)	365
Customer relationships	4 years	400	(175)	225	400	(150)	250
Technology	8 years	410	(90)	320	410	(77)	333
Beneficial lease interests	7 years	1,200	(768)	432	1,200	(724)	476
Insertion orders	9 months	1,917	(1,609)	308	3,432	(663)	2,769
		$178,699	$(35,595)	$143,104	$176,868	$(30,953)	$145,915
The changes in the carrying amount of intangible assets for the three months ended March 31, 2012 are as follows:

Balance at January 1, 2012	$145,915
Amortization	(4,642)
Westwood acquisition purchase accounting adjustment	1,831
Balance at March 31, 2012	$143,104

Amortization expense included in continuing operations for the three months ended March 31, 2012 and 2011 is $4,642 and $2,010, respectively.

Note 9 — Debt

As described in Note 1 — Description of Business and Basis of Presentation above, as part of the Merger that closed on October 21, 2011, Verge's debt and Westwood's debt were repaid and on the Merger Date, we and our subsidiaries, as borrower and subsidiary guarantors, respectively, entered into Credit Facilities and PIK Notes that are described below.

Credit Facilities

The First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the Revolving Credit Facility. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the Term Loan Facilities collectively with the Revolving Credit Facility, the “Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the Term Loan Facilities was drawn, $9,600 in the revolving credit facility were drawn, and approximately $2,020 of letters of credit were either rolled into the First Lien Credit Facilities or issued in order to backstop existing letters of credit under the prior credit agreements of Westwood and Excelsior Radio Networks, LLC ("Excelsior"). Westwood's and Excelsior's prior credit agreements were repaid as of the consummation of the Merger. As of March 31, 2012, the outstanding balance of our Revolving Credit Facility was $7,600 and total outstanding letters of credit were $2,984.

Each of the Revolving Credit Facility and First Lien Term Loan Facility has a five-year maturity. The Second Lien Term Loan Facility has a five-year nine-month maturity. The principal amount of the First Lien Term Loan Facility amortizes in quarterly installments equal to 2.5% (per annum) of the original principal amount of the First Lien Term Loan Facility payable beginning

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance payable at maturity. The entire amount of the Second Lien Term Loan Facility is payable at maturity. The difference between the March 31, 2012 carrying value of the First Lien Term Loan Facility and Second Lien Term Loan Facility of $228,406 and outstanding principal amount of $240,000 reflects the unamortized portion of the original issue discount of $10,625 recognized upon issuance of the underlying Credit Facilities, which is being amortized through the maturity date of November 15, 2015, and the repayment of $969 of long-term debt during the three months ended March 31, 2012. For the three months ended March 31, 2012, the amortization of the original issue discount was $633 and is included in interest expense.

Deferred financing costs are amortized under the interest method over the term of the debt. Amortization expense was $629 and $317 for the three months ended March 31, 2012 and 2011, respectively, and was included in interest expense, net in the consolidated statements of operations.

PIK Notes

In connection with the Merger, we also issued $30,000 in aggregate principal amount of PIK Senior Subordinated Unsecured PIK Notes ("PIK Notes”) to Gores, certain entities affiliated with Oaktree and certain entities affiliated with Black Canyon. The PIK Notes are unsecured and accrue interest at the rate of 15% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

The long-term-debt consists of the following:

	March 31, 2012	December 31, 2011
First Lien Term Loan Facility (1)	$154,031	$155,000
Less: original issue discount	(8,271)	(8,793)
Second Lien Term Loan Facility (2)	85,000	85,000
Less: original issue discount	(2,354)	(2,465)
PIK Notes	32,027	30,875
Revolving Credit Facility (3)	7,600	4,600
Total long-term debt	$268,033	$264,217
Less current portion	4,844	3,875
Long-term debt, non-current portion	$263,189	$260,342

(1)	The effective interest rate on the First Lien Term Loan Facility as of March 31, 2012 and December 31, 2011 is 8.0%.

(2)	The effective interest rate on the Second Lien Term Loan Facility as of March 31, 2012 and December 31, 2011 is 13.0%.

(3)	The effective interest rate on the Revolving Credit Facility as of March 31, 2012 and December 31, 2011 is 8.75%.

Interest Rate Cap Contracts

From time to time, we enter into interest rate cap contracts to manage interest rate risk. Such contracts fix the borrowing rates on floating debt to provide a hedge against the risk of rising rates. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows, and by evaluating hedging opportunities.

By using derivative financial instruments to hedge exposure to changes in interest rates, we expose our self to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate cap contract. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate cap contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These contracts cap the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015. The initial one-time payment for these interest rate cap contracts was

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

$233. Expense related to the interest rate cap contracts of $81 is included in interest expense for the three months ended March 31, 2012 and was determined by the change in the fair value of the interest rate cap contracts as of March 31, 2012. The fair value of the interest rate cap contracts at March 31, 2012 is $152 and is included in other assets.

Note 10 — Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, restricted investment, accounts receivable, accounts payable, producer payables, accrued expenses, long-term debt, and interest rate cap contracts. The carrying values of our cash and cash equivalents, restricted investment, accounts receivable, accounts payable, producer payables, and accrued expenses approximate fair value due to the short maturity of these instruments.

The fair value of our long-term debt (Level 2) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of our long-term debt (Level 2) is estimated using a discounted cash flow technique that incorporates a market interest yield curve (taking into consideration our credit rating where applicable) with adjustments for duration and risk profile. The fair value of our long-term debt payable to related parties (Level 2) is estimated based on the quoted market prices for the same or similar issues.

We have determined the fair value of our long-term debt and long-term debt payable to related parties to be as follows.

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (less Revolving Credit Facility)	$228,406	$258,157	$228,742	$236,232
Long-term debt payable to related parties	$32,027	$29,698	$30,875	$25,740

An increase of 1% in the interest rate would decrease the fair value of our total long-term debt by approximately $9,900. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that we or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The fair value of interest rate cap contracts is based on forward-looking interest rate curves, as provided by the counter-party, adjusted for our credit risk. We are exposed to credit risks because a counterparty may fail to perform under the terms of the interest rate cap contracts. Our market risk is minimal and limited to our costs.

The fair value of the liability for contingent consideration related to a business combination completed in June 2010 was estimated using discounted forecasted revenue and is expected to be paid in the first half of 2012. Our credit and market risks for the contingent consideration are minimal and limited to the current liability.

The assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2012			As of December 31, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$4,819	$—	$—	$5,627	$—	$—
Restricted investment (included in other assets)	538	—	—	538	—	—
Interest rate caps (included in other assets)	—	152	—	—	—	—
Total assets	$5,357	$152	$—	$6,165	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$105	$—	$—	$105
Total liabilities	$—	$—	$105	$—	$—	$105

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The following table presents our liability for contingent payments on acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	March 31, 2012	December 31, 2011
Balance at the beginning of the period	$105	$1,000
Payments made	—	(895)
Balance at the end of the period	$105	$105

Note 11 — Stock-Based Compensation

Prior to the acquisition of Westwood, we did not have a stock-based compensation plan. As part of the Merger, we assumed all of the outstanding stock options and restricted stock units ("RSU") previously granted by Westwood to its employees under the 1999 Stock Incentive Plan (the "1999 Plan”), the 2005 Equity Compensation Plan (the "2005 Plan”) and/or the 2010 Equity Compensation Plan (which is an amended and restated version of the 2005 Plan, the "2010 Plan").

On December 19, 2011, our Board of Directors approved the adoption of the 2011 Stock Option Plan (the "2011 Plan"). The purpose of the 2011 Plan is to furnish a material incentive to employees, officers, consultants and directors by making available to them the benefits of common stock ownership through stock options. Under the 2011 Plan, we may grant stock options that constitute “incentive stock options” (“ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, or stock options that do not constitute ISOs ("NSOs") (and with ISOs, the “Options"). Under the 2011 Option Plan, 8,513,052 shares of our Class A common stock are authorized for issuance, of which 1,351,827 remained available for issuance as of March 31, 2012. Under the 2010 Plan, a maximum of 2,650,000 shares of Class A common stock are authorized for issuance of equity compensation awards of which 763,968 remain available for issuance as of March 31, 2012.

The 2011 Plan is administered by the Compensation Committee, a sub-committee of which is authorized to grant ISOs to officers and employees and NSOs to employees, officers, directors and consultants. The Compensation Committee is authorized to interpret the 2011 Plan, prescribe option agreements and make all other determinations that it deems necessary or desirable for the administration of the 2011 Plan.

All stock-based compensation expense is included in compensation expense for financial reporting purposes. Stock-based compensation expense is recognized using a straight-line basis over the requisite service period for the entire award. For the three months ended March 31, 2012, stock-based compensation expense is $1,675 and is included in compensation costs.

Stock Options

Stock option activity for the period ended March 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding January 1, 2012	6,515,194	$6.17
Granted	1,595,000	$2.47
Exercised	—	$—
Canceled, forfeited or expired	(63,138)	$73.83
Outstanding March 31, 2012	8,047,056	$4.91
Options exercisable at end of period	1,506,604	$12.73
Aggregate estimated fair value of options vesting during the period	$1,400

At March 31, 2012, vested and exercisable options have an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 6.3 years. Additionally, at March 31, 2012, 6,432,952 unvested options are expected to vest with a weighted- average exercise price of $3.11, a weighted-average remaining term of 9.75 years and an aggregate intrinsic value of $0. No options were exercised during the period from January 1 to March 31, 2012. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

exercised their options at that time. For the three months ended March 31, 2012, compensation expense related to stock options is $1,626 and is included in compensation costs. Included in the 2012 stock-based compensation expense for stock options is $67 for the modification of awards upon the termination of an employee.

As of March 31, 2012, there is $17,789 of unearned compensation cost related to stock options granted under all of our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.92 years.

Options granted in the period from January 1 through March 31, 2012 will vest in 25% increments per year commencing on the anniversary date of the grant, and expire within ten years from the date of grant. Options are expensed on a straight-line basis over the requisite service period for the entire award with the amount of compensation cost recognized at any date being at least equal to the portion of the grant-date value of the award that is vested at that date.

The estimated fair value of options granted in the period from January 1, 2012 through March 31, 2012, is measured using the Black-Scholes-Merton option pricing model using the weighted-average assumptions as follows:

Risk-free interest rate	1.56%
Expected term (years)	7.61
Expected volatility	125.6%
Expected dividend yield	—%
Exercise price	$2.47
Weighted-average fair value of options granted	$2.29
Number of shares	1,595,000

The risk-free interest rate for periods within the life of an option is based on a blend of U.S. Treasury rates. The expected term is based on length of time until the option expires at the valuation date, which cannot exceed ten years. The expected volatility assumption used by us is based on the historical volatility of the Westwood common stock and Dial Global Class A common stock using a period equal to the expected term. The dividend yield represents the expected dividends on our common stock for the expected term of the option and we do not expect to declare any dividends during that time.

Restricted Stock Units

On December 20, 2011, our Compensation Committee determined that our independent non-employee directors should receive an award of RSUs valued in an amount of $65 for their initial year of service as directors. These awards vest as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2012. For the three months ended March 31, 2012, the compensation expense related to these RSUs is $49 and is included in compensation costs. As of March 31, 2012, unearned compensation cost related to RSUs is $108. Under the 2010 Plan, options, RSUs and restricted stock (once granted) are deducted from the authorized plan total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted.

RSUs activity for the period ended March 31, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding January 1, 2012	50,001	$3.25
Granted	—	$—
Conversion to Class A common shares	(15,000)	$3.25
Canceled, forfeited or expired	—	$—
Outstanding end of period	35,001	$3.25

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 12 — Restructuring and Other Charges

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain operations that reduced our workforce levels, closed certain facilities and terminated certain contracts. These actions are expected to continue into 2012. In connection with the 2011 Program, we recorded $2,370 of costs for the three months ended March 31, 2012. As of March 31, 2012, liabilities related to restructuring charges of $2,768 are included in accrued expense and other liabilities and are expected to be paid within one year and $1,456 of non-current liabilities are included in other liabilities in the consolidated balance sheets.

Other charges of $3,525 include costs for a content agreement which we no longer utilize after March 31, 2012. The liability for this charge is included in accrued expense and other liabilities and will be paid within one year.

The restructuring and other charges identified in the consolidated financial statements for the three months ended March 31, 2012 are comprised of the following:

	Balance December 31, 2011	Additions	Cash Utilization	Non-Cash Utilization	Balance March 31, 2012
Severance	$939	$1,564	$(831)	$—	$1,672
Closed facilities	2,529	323	(340)	—	2,512
Contract terminations	430	483	(539)	(334)	40
Total restructuring	3,898	2,370	(1,710)	(334)	4,224
Other charges	$—	$3,525	$—	$—	3,525
Total	$3,898	$5,895	$(1,710)	$(334)	$7,749

Note 13 — Income Taxes

The income tax benefit from continuing operations is $7,180 for the three months ended March 31, 2012 and the income tax provision from continuing operations is $740 for the three months ended March 31, 2011. The income tax benefit from continuing operations for the three months ended March 31, 2012 is the result of the tax benefit from losses from continuing operations before taxes and the income tax provision for the three months ended March 31, 2011 is the result of the provision for state and local taxes (taxes that are paid in lieu of income taxes and are accounted for under ASC 740) and the tax amortization of goodwill, which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets under ASC 740.

We evaluate deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future income, future reversals of existing taxable temporary differences, tax planning strategies and any available carry-back capacity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, we have concluded it is more likely than not that we will be able to utilize the deferred tax assets as of the period ended March 31, 2012.

We also provided a tax provision for discontinued operations of $312 for the three months ended March 31, 2011 that was the result of the tax amortization of goodwill prior to the distribution of the Digital Services business to Triton Digital.

We determined, based upon the weight of available evidence, that it is more likely than not that our tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions.  The amount of unrecognized benefit that we estimate will be reversed in the next nine months is $44. Substantially all our unrecognized tax benefits, if recognized, would affect the effective tax rate. We are currently under audit for our 2008 and 2009 U.S. federal income tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share amounts)

OVERVIEW

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed on March 30, 2012 for the year ended December 31, 2011 ("2011 Form 10-K").

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

We derive substantially all of our revenue from the sale of 30 and 60 second commercial airtime to advertisers. Our advertisers that target national audiences generally find that a cost effective way to reach their target consumers is to purchase 30 or 60 second advertisements, which are principally broadcast in our formats, news, talk, sports, music and entertainment related programming and content. In addition in exchange for services we receive airtime from radio stations.

We produce and distribute regularly scheduled and special sporting events and sports features, news programs, exclusive live events, music and interview shows, national music countdowns, lifestyle short features and talk programs.

Our revenue is influenced by a variety of factors, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns, the timing of the broadcasting of our programming, principally the seasonal nature of sports programming and the perceived quality and cost-effectiveness of our programming by advertisers and affiliates; (3) advertiser demand on a local/regional or national basis for radio related advertising products; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; and (5) competitive and alternative programs and advertising mediums.

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

Our revenue consists of gross billings, net of the fees (generally 15% is industry-standard) that advertising agencies receive from the advertisements broadcast on our airtime, fees to the producers of and stations that own the programming during which the advertisements are broadcast, and certain other less significant fees. Revenue from radio advertising is recognized when the advertising has aired. Revenue generated from charging fees to radio stations and networks for music libraries, audio production elements, and jingle production services are recognized upon delivery or on a straight-line basis over the term of the contract, depending on the terms of the respective contracts. Our revenue reflects a degree of seasonality, with the first and fourth quarters historically exhibiting higher revenue as a result of our professional football and college basketball programming.

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

Transaction costs include one-time expenses associated with the merger with Westwood One, Inc. (the "Merger") on October 21, 2011 (see below for additional details). Restructuring charges include the costs related to the restructuring program we announced in the fourth quarter of 2011 ("2011 Program") that includes the consolidation of certain operations that reduced our workforce levels, the termination of certain contracts and the assumption of Westwood's restructuring program liabilities related to closed facilities from its former Metro Traffic business.

RESULTS OF OPERATIONS

Presentation of Results

On October 21, 2011, we announced the consummation of the Merger contemplated by the Merger Agreement, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC), and Verge. The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the FASB ASC - 805 Business Combinations. Under this guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The preliminary purchase accounting allocations have been recorded in the consolidated financial statements appearing in this report as of, and for the period subsequent to, the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date (see Note 3 — Acquisition of Westwood One, Inc. for a summary of changes in the first three months of 2012). As a result of the Merger, Westwood's results are included in the consolidated results for the first three months of 2012, but are not included in the consolidated results for the first three months of 2011 in accordance with generally accepted accounting principles in the United States.

In the fourth quarter of 2011, we announced the 2011 Program to restructure certain areas of our business in connection with the acquisition of Westwood. The 2011 Program includes charges related to the consolidation of certain facilities and operations that reduced our workforce levels during 2011 and 2012. Payments related to the 2011 Program during the next year are expected to be $2,768, with an additional $1,456 to be paid in subsequent years until 2018.

On July 29, 2011, the then Board of Directors of Verge (pre-Merger) approved a spin-off of the Digital Services business to Triton Media LLC ("Triton"). For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States.

We evaluate our performance based on revenue and operating income (as described below). Westwood's former operations and financial information were integrated and as a result of this integration, we no longer have financial information to clearly determine the impact of Westwood's former operations to revenue, cost of revenue or operating expenses.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the three months ended March 31, 2012 and 2011, respectively, are as follows:

	Three Months Ended March 31,
	2012	2011	Change	Percent
Revenue	$68,286	$20,077	$48,209	240.1%
Cost of revenue	50,583	9,679	40,904	422.6%
Gross profit	$17,703	$10,398	$7,305	70.3%
Gross margin	25.9%	51.8%

For the three months ended March 31, 2012, revenue increased $48,209, or 240.1%, to $68,286 compared with $20,077 for the three months ended March 31, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood.

For the three months ended March 31, 2012, cost of revenue increased $40,904, or 422.6%, to $50,583 compared with $9,679 for the three months ended March 31, 2011. The increase in cost of revenue for the three months ended March 31, 2012 were from increases in expenses for broadcast rights of $13,901, station compensation of $9,769, revenue sharing of $6,215, news content of $5,107, employee compensation of $3,212, and costs associated with talent, contractors and production of $2,292. These increases are primarily a result of the acquisition of Westwood.

For the three months ended March 31, 2012, gross profit increased $7,305, or 70.3%, to $17,703 compared with $10,398 for the three months ended March 31, 2011. The increase is primarily due to the acquisition of Westwood which increased our revenue and cost of revenue.

Our gross margin declined from 51.8% for the three months ended March 31, 2011, to 25.9% for the three months ended March 31, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business.  In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin.  In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $4,481 to $8,057 for the three months ended March 31, 2012 compared to $3,576 for to the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and stock-based compensation expense of $1,675 for the three months ended March 31, 2012.

Other Operating Costs

Other operating costs for the three months ended March 31, 2012 increased $3,393, or 81.8% to $7,540 from $4,147 for the three months ended March 31, 2011. The increase is the result of higher travel-related costs of $1,032, professional fees primarily related to integration activities (primarily accounting, legal and technology) of $1,007, research fees of $960, facility costs (including rent, repairs, and communications) of $652, all primarily resulting from our acquisition of Westwood, and greater bad debt expense of $230. These increases were partially offset by the absence in 2012 of the $660 license fee related to the 24/7 Formats business that we purchased in July 2011.

Depreciation and Amortization

Depreciation and amortization increased $3,095, or 91.7%, to $6,470 for the three months ended March 31, 2012 from $3,375 for the comparable period of 2011. The increase is primarily attributable to the amortization expense of Westwood's purchase accounting intangible assets of $2,738 and higher depreciation expense of $463, primarily as a result of the Westwood acquisition.

Restructuring and Other Charges

For the three months ended March 31, 2012, we recorded $2,370 for restructuring charges related to the 2011 Program and other charges of $3,525 in connection with a content agreement which we no longer utilize after March 31, 2012. The restructuring charges include costs associated with the reduction in our workforce levels of $1,564, contract termination costs of $483, and costs of $323 related to closed Westwood facilities.

Operating Loss

The operating loss for the three months ended March 31, 2012 is $10,259, an increased loss of $9,559, compared to an operating loss of $700 for the comparable period of 2011. The increase in operating loss is the result of increases in compensation costs of $4,481, other operating costs of $3,393, depreciation and amortization of $3,095, and restructuring and other charges of $5,895, partially offset by an increase in gross profits of $7,305.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2012, is $9,065, compared to $5,309 for the three months ended March 31, 2011, an increase of $3,756, primarily from higher interest expense on higher levels of debt (approximately $77,400) incurred as a result of the Merger.

Preferred Stock Dividend

For the three months ended March 31, 2012, we recognized an expense of $221 for the accrued Series A Preferred Stock dividends.

Provision for Income Taxes

Income tax benefit from continuing operations for the three months ended March 31, 2012 is $7,180, compared to an income tax provision for continuing operations of $740 for the year ended March 31, 2011. The 2012 income tax benefit from continuing operations is primarily the result of the increase in our 2012 losses from continuing operations before taxes of $13,536. The 2011 tax provision is the result of our provision for state and local taxes and the tax amortization of goodwill, a portion of which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes was $1,150 for the three months ended March 31, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the three months ended March 31, 2012 increased $4,466 to $12,365 from a net loss of $7,899 for the three months ended March 31, 2011. Net loss per share for basic and diluted shares for the three months ended March 31, 2012 and 2011 was $0.22 and $0.23, respectively. The 2012 loss per share was lower than 2011, primarily as a result of higher weighted-average shares outstanding during 2012.

Liquidity, Cash Flow and Debt as of and for the Three Months Ended March 31, 2012

Cash Flows

	Three Months Ended March 31,
	2012	2011	Change
Net cash (used in) provided by operating activities	$(1,601)	$2,700	$(4,301)
Net cash used in investing activities	(1,005)	(1,143)	138
Net cash provided by (used in) financing activities	1,798	(2,801)	4,599
Net decrease in cash and cash equivalents	(808)	(1,244)	$436
Cash and cash equivalents, beginning of period	5,627	13,948
Cash and cash equivalents, end of period	$4,819	$12,704

Our net cash used in operating activities during the three months ended March 31, 2012 was $1,601 as compared to cash provided by operating activities of $2,700 during the three months ended March 31, 2011. The decrease in net cash provided by operating activities of $4,301 was due to an increase in net loss, changes in deferred taxes, and lower non-cash interest expense, which was partially offset by a decrease in working capital, an increased stock-based compensation, depreciation and amortization, and amortization of original issue discount and deferred financing costs for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in working capital was primarily due to an increase in accrued expenses and other liabilities, partially offset by a lower decrease in accounts receivable during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Our net cash used in investing activities was $1,005 during the three months ended March 31, 2012 as compared to $1,143 during the three months ended March 31, 2011. The decrease in cash used in investing activities during the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to lower cash expended on acquisition of property and equipment during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, partially offset by the investment in a joint venture during the three months ended March 31, 2012.

Our net cash provided by financing activities was $1,798 during the three months ended March 31, 2012 as compared to cash used in financing activities of $2,801 during the three months ended March 31, 2011. The increase in net cash provided by financing activities was primarily due to net borrowings under the Revolving Credit Facility of $3,000 during the three months ended March 31, 2012 and lower repayment of debt of $1,816 during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

At March 31, 2012, our principal sources of liquidity are our cash and cash equivalents of $4,819 and borrowing availability of $14,416 under our Revolving Credit Facility, which equals $19,235 in total liquidity. Cash flow from operations is expected to be a principal source of funds. We estimate that cash flows from operations and availability on our Revolving Credit Facility will be sufficient to fund our cash requirements, including scheduled interest and required principal payments on our outstanding indebtedness and projected working capital needs, and provide us sufficient Consolidated EBITDA to comply with our debt covenants for at least the next 12 months. As of May 3, 2012, our cash and cash equivalents were $3,723 and borrowing availability was $12,916 (taking into account the $9,100 borrowed under our Revolving Credit Facility and $2,984 used for letters of credit), which equals $16,639 in total liquidity.

Existing Indebtedness

As of March 31, 2012, our existing debt totaled $268,033 and consisted of $145,760 under the First Lien Term Loan Facility, net of original issue discount, $82,646 under the Second Lien Term Loan Facility, net of original issue discount, $32,027 under PIK Notes and $7,600 under the First Lien Revolving Credit Facility (not including $2,984 of letters of credit issued under the First Lien Revolving Credit Facility). Based on current rates, the annual rates of interest currently applicable to the Credit Facilities are: 8.0% on the First Lien Term Loan Facility, 8.75% on the Revolving Credit Facility and 13.0% on the Second Lien Term Loan Facility. The PIK Notes are unsecured and accrue interest at the rate of 15% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

During the three months ended March 31, 2012, we borrowed, $3,000, net of repayments, under the Revolving Credit Facility and repaid $969 of the First Lien Term Loan Facility. Payments totaling $4,844 under the First Lien Term Loan Facility are mandatory within the next twelve months and are included in current portion of long-term debt in the consolidated balance sheets.

We were in compliance with all applicable covenants under our Credit Agreements as of March 31, 2012.

For further detail regarding our long-term debt instruments, please refer to Note 9, “Debt,” to the Consolidated Financial Statements in our 2011 Form 10-K, as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in our 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changing interest rates under the Credit Facilities. We manage interest rate risk through the use of a combination of fixed and floating rate debt. From time to time, we make use of derivative financial instruments to adjust our fixed and floating rate ratio. In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These interest rate cap contracts cap the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

At March 31, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,240 ($760 after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the interest rate cap contracts we entered into in January 2012. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

Our receivables do not represent a significant concentration of credit risk due to the wide variety of customers and markets in which we operate.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer, our Chief Financial Officer and our Senior Vice President, Finance and Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012 (the “Evaluation”). Based upon the Evaluation, our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of March 31, 2012 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. They also concluded that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of our Co-Chief Executive Officers, our Chief Financial Officer and Senior Vice President, Finance and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 and concluded that it is effective as of such date.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new financial and reporting system as part of a plan to integrate and upgrade our operational and financial systems and processes as a result of our Merger with Westwood. We expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization. The implementation of our new general ledger system was completed in the first quarter of 2012. We will continue to develop and enhance the operational and financial systems in the second quarter of 2012. We have followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. We have conducted post-implementation monitoring and process modifications to ensure the effectiveness of our internal control over financial reporting, and have not experienced any significant difficulties to date in connection with the implementation or operations of the new financial system. As we continue to implement the new system, we will experience certain changes to our processes and procedures, which in turn will result in changes in internal controls over financial reporting. There were no other changes in our internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. In addition to the other information set forth in this report, when evaluating our business, investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we did not purchase any of our common stock and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2012 to 1/31/2012	—	N/A	—	—
2/1/2012 to 2/29/2012	—	N/A	—	—
3/1/2012 to 3/31/2012	—	N/A	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, effective as of April 16, 2012, by and between the Company and Hiram Lazar. (1)*
10.2	Employment Agreement, effective as of April 16, 2012, by and between the Company and Eileen Decker. (1)*
10.3	Employment Agreement, effective as of April 16, 2012, by and between the Company and Kirk Stirland. (1)*
10.4	Employment Agreement, effective as of April 16, 2012, by and between the Company and Edward A. Mammone. (1)*
10.5	Form of Stock Option Agreement for Employees for the Company's 2011 Stock Option Plan. (1)*
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101****
The following materials from Dial Global, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations, for the three months ended March 31, 2012 and 2011, (iii) Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan

**	Filed herewith.

***	Furnished herewith.

****
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

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K dated April 20, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ Hiram M. Lazar
Name: Hiram M. Lazar
Title: Chief Financial Officer

Date: May 15, 2012

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
101***
The following materials from Dial Global, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations, for the three months ended March 31, 2012 and 2011, (iii) Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.

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