Form 10-Q
period 2012-06-30
DIAL GLOBAL, INC. /DE/
filed 2012-08-14
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares outstanding as of August 3, 2012 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,779,323; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01per share: 9,691.374.

DIAL GLOBAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

DIAL GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,327	$5,627
Accounts receivable, net of allowance for doubtful accounts	78,833	96,211
Prepaid expenses and other assets	7,311	6,130
Deferred financing costs	10,302	—
Total current assets	98,773	107,968
Property and equipment, net	29,108	28,478
Goodwill	166,169	167,120
Intangible assets, net	139,165	145,915
Deferred financing costs	—	11,557
Other assets	5,842	6,636
TOTAL ASSETS	$439,057	$467,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Producer and accounts payable	$26,334	$30,780
Amounts payable to related parties	4,932	4,343
Accrued expenses and other liabilities	39,269	41,820
Current maturity of long-term debt	234,966	3,875
Total current liabilities	305,501	80,818
Long-term debt	—	229,467
Long-term debt payable to related parties	33,221	30,875
Deferred tax liability	12,897	17,619
Other liabilities	22,438	20,107
TOTAL LIABILITIES	374,057	378,886

Commitments and contingencies

Series A Preferred Stock, $1,000 liquidation preference; 200,000 shares authorized; 9,691.374 shares issued and outstanding, and accumulated dividends; $618 and $171, respectively	10,309	9,862

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; 5,000,000,000 shares authorized; 22,774,322 and 22,744,322 shares issued and outstanding, respectively	228	227
Class B common stock, $0.01 par value; 35,000,000 shares authorized; 34,237,638 shares issued and outstanding	342	342
Additional paid-in capital	138,061	134,785
Accumulated deficit	(83,940)	(56,428)
TOTAL STOCKHOLDERS’ EQUITY	54,691	78,926
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$439,057	$467,674
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$54,654	$21,291	$122,940	$41,368
Costs of revenue (excluding depreciation and amortization)	32,602	9,214	83,185	18,893
Gross profit	22,052	12,077	39,755	22,475
Compensation costs	6,850	3,432	14,907	7,008
Other operating costs	8,662	4,032	16,202	8,179
Depreciation and amortization	5,854	3,337	12,324	6,712
Restructuring and other charges	4,443	—	10,338	—
Total operating costs	25,809	10,801	53,771	21,899

Operating (loss) income	(3,757)	1,276	(14,016)	576

Interest expense, net	(9,119)	(5,461)	(18,184)	(10,770)
Preferred Stock dividend	(226)	—	(447)	—

Loss from continuing operations before income tax	(13,102)	(4,185)	(32,647)	(10,194)
Income tax provision for (benefit from) continuing operations	2,045	(29)	(5,135)	711

Loss from continuing operations	(15,147)	(4,156)	(27,512)	(10,905)
Income (loss) from discontinued operations, net of income tax provision	—	90	—	(1,060)
Net loss	$(15,147)	$(4,066)	$(27,512)	$(11,965)
Comprehensive loss	$(15,147)	$(4,066)	$(27,512)	$(11,965)

Loss per share Common Stock (Class A and Class B)
Loss from continuing operations	$(0.27)	$(0.12)	$(0.48)	$(0.32)
Loss from discontinued operations	—	—	—	(0.03)
Net loss	$(0.27)	$(0.12)	$(0.48)	$(0.35)

Weighted-average shares outstanding:
Common Stock (Class A and Class B)
Basic and diluted	57,003,718	34,237,638	56,996,218	34,237,638

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,512)	$(11,965)
Adjustments to reconcile net loss to net cash (used in) provided by operating activity, net of acquisitions:
Depreciation and amortization	12,324	9,925
Paid-in-kind interest expense	2,346	7,393
Deferred taxes	(5,330)	1,023
Amortization of original issue discount and deferred financing costs	2,517	626
Stock-based compensation	3,277	—
Bad debt expense	363	90
Preferred Stock dividend	447	—
Deferred rent expense	293	22
Revaluation of interest rate cap contracts	173	—
Changes in assets and liabilities, net of acquisitions:	9,584	(4,681)
Total adjustments	25,994	14,398
Net cash (used in) provided by operating activities	(1,518)	2,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,699)	(1,872)
Loan to related party	(750)	—
Proceeds from maturity of restricted investment	538	—
Net cash used in investing activities	(1,911)	(1,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	9,000	—
Repayment under Revolving Credit Facility	(6,700)	—
Purchase of interest rate cap contracts	(233)	—
Repayment of long-term debt	(1,938)	(5,727)
Principal payment of capital lease obligation	—	(16)
Net cash provided by (used in) financing activities	129	(5,743)

Net decrease in cash and cash equivalents	(3,300)	(5,182)
Cash and cash equivalents at beginning of period	5,627	13,948
Cash and cash equivalents at end of period	$2,327	$8,766

Supplemental Disclosures
Cash paid during the period for interest	$11,240	$2,902

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	(Accumu- lated Deficit)	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	22,744,322	$227	34,237,638	$342	$134,785	$(56,428)	$78,926
Net loss	—	—	—	—	—	(27,512)	(27,512)
Vesting of restricted stock units	30,000	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	3,277	—	3,277
Balance at June 30, 2012	22,774,322	$228	34,237,638	$342	$138,061	$(83,940)	$54,691

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 — Description of Business and Basis of Presentation

Description of Business

In this report, “Dial Global,” “Company,” “registrant,” “we,” “us,” and “our” refer to Dial Global, Inc. (together with our subsidiaries). On October 21, 2011 (the "Merger Date"), we announced the consummation of the transactions (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood One Inc. ("Westwood"), Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge Media Companies, Inc. ("Verge"). Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company. For a more detailed description of the agreements and the credit facilities entered into in connection with the Merger, please refer to our Annual Report on Form 10-K ("2011 10-K") filed on March 30, 2012 or our Current Reports on Form 8-K filed on October 27, 2011 and January 5, 2012 and the agreements filed as exhibits to these filings.

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the Merger Date. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid in capital. See Note 3 — Acquisition of Westwood One, Inc. for information regarding our acquisition of Westwood.

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

The consolidated statements of operations and comprehensive loss and cash flows do not include Westwood's former operations for the three and six months ended June 30, 2011. The consolidated balance sheets as of June 30, 2012 and December 31, 2011 include the Westwood purchase accounting balances acquired in the Merger.

The consolidated statements of cash flows include the results of the discontinued operations of the Digital Services business for the six months ended June 30, 2011, as is allowed by the authoritative guidance in ASC 230 - Statement of Cash Flows.

We are organized as a single reporting segment, the Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,500 radio stations nationwide including representing/selling audio content of third-party producers. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services, and digital applications, as well as audio content from live events, turn-key music formats, prep services, jingles and imaging. We have no operations outside the United States, but sell to customers outside the United States.

Certain amounts in previously issued financial statements have been adjusted in the June 30, 2011 financial information that is presented in this report. The net effect of these changes is an increase of $204 to the net loss of the six months ended June 30, 2011. We have determined that the impact of the adjustments is immaterial to our results of operations in the applicable prior interim periods and does not affect other 2011 reporting periods. Certain reclassifications to our previously issued financial information have been made to the financial information that is presented in this report to conform to the current period presentation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in more detail under Note 9 — Debt, unless we obtain an equity cure or an amendment and/or waiver of certain of our financial ratios, we expect that we will not be in compliance with certain of our financial ratios (including our debt leverage covenant) as of the next measurement date, which is September 30, 2012. This is a result of a limitation in our First Lien Term Loan Facility, Second Lien Term Loan Facility and Revolving Credit Facility (the “Credit Facilities” further described in Note 9 — Debt below) regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below. Non-compliance with our financial ratios, would cause a default under our

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Credit Facilities, which, if we were unable to obtain a waiver from the holders thereof, could accelerate repayment under the Credit Facilities.  Non-compliance with certain of our financial ratios (to be measured next on September 30, 2012) would cause a default under our Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and as a result the lenders thereunder would be entitled to pursue their remedies under the underlying debt instruments and the law. If the lenders were to pursue such remedies, this could raise substantial doubt about the Company's ability to continue as a going concern. We are currently in productive discussions with our lenders regarding an amendment to our Credit Facilities and while we expect to enter into a definitive agreement with our lenders no assurance can be made that such agreement can be reached.

Note 2 — Summary of Significant Accounting Policies

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock are exercised or converted into common stock. Common stock equivalents are excluded in periods in which they are anti-dilutive and for the three months ended June 30, 2012 and 2011, the effect of common stock equivalents of 531,555 and 0, and for the six months ended June 30, 2012 and 2011, the effect of common stock equivalents of 539,055 and 0, respectively, are excluded from the calculation of diluted loss per share because the effect is anti-dilutive. Basic and dilutive shares outstanding include the Class A common stock and Class B common stock combined after the adjustment for the conversion of Verge common stock into the Class B common stock in connection with the Merger.

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

One customer accounted for approximately 10% and 28% of revenue for the three months ended June 30, 2012 and 2011, respectively 11% and 29% of revenue for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, approximately 7% and 9%, respectively, of accounts receivable is due from this customer.

Comprehensive Loss

For the three and six months ended June 30, 2012 and 2011, our comprehensive loss is equal to our net loss for each of the periods presented.

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

Included in the property and equipment and other liabilities categories above are land, building and debt related to a sale leaseback of our Culver City properties that did not qualify for sales recognition treatment. The remaining term of the lease is approximately eight years with two five year renewal options. We are responsible for required repairs, replacements and improvements for our Culver City properties and issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit. The building is depreciated over its estimated remaining economic life of 35 years and the debt principal is reduced by the monthly rental payments using the effective interest method whereby a portion of the lease payment is recorded to interest expense and the remaining to reduce the principal. The preliminary purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent, to the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date. During the quarter ended March 31, 2012, we recorded adjustments to decrease goodwill by $951 associated with: (1) an increase in (x) property and equipment of $2,410, (y) other liabilities of $2,684, and (z) deferred tax liabilities of $108 related to our Culver City properties; and (2) an increase in intangible assets of $1,831, and a decrease in deferred tax liabilities of $714 related to the fair value of the affiliate

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

service agreements and insertion orders (in intangible assets) as of the Merger Date. We did not record any adjustments related to purchase accounting during the three months ended June 30, 2012.

The following unaudited pro forma financial summary for the three and six months ended June 30, 2011 gives effect to the Merger and the resultant acquisition accounting treatment and assumes the Merger had occurred as of January 1, 2011. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal year 2011 that are directly related to the Merger and do not have a continuing impact on operating results. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Merger been completed on the dates set forth in the pro forma financial information.

	Unaudited Pro Forma
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$61,390	$132,542
Operating loss	(4,315)	(13,929)
Loss from continuing operations	(8,419)	(19,674)
Net loss per basic and diluted share	$(0.15)	$(0.35)

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

The Digital Services business' results included in discontinued operations are as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$10,098	$20,404
Cost of revenue	4,019	7,723
Gross profit	6,079	12,681
Operating costs	4,451	10,189
Depreciation and amortization	1,538	3,213
Income (loss) from operations	90	(721)
Interest income	—	(27)
Income (loss) from discontinued operations, before provision for income taxes	90	(748)
Income tax provision for discontinued operations	—	312
Income (loss) from discontinued operations	$90	$(1,060)

The Digital Services business' results of operations have been removed from our results of continuing operations for all periods presented. Verge was not required to amend or pay down its existing debt in connection with the spin-off of the Digital Services business and therefore we did not allocate interest expense to the discontinued operations accordingly. We did not allocate any corporate overhead to the discontinued operations. We have not had any significant continuing involvement in the Digital Services business since the spin-off. We had continuing activities and cash flows related to the Digital Services business through the Digital Reseller Agreement (see Note 5 — Related Party Transactions) which was entered into on July 29, 2011 and has a four-year term. Under this agreement, Verge agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 5 — Related Party Transactions

Management Agreement

From 2006 to 2011, Excelsior Radio Networks, LLC ("Excelsior") (a subsidiary of the Company) managed and operated eight 24/7 Formats pursuant to a Management Agreement with Westwood. Under the agreement, Excelsior had the option to purchase the 24/7 Formats and on July 29, 2011, it exercised its option and paid $4,730 for the purchase of the 24/7 Formats. For the three and six months ended June 30, 2011, we recorded expenses of $660 and $1,320, respectively, for fees paid to Westwood for the 24/7 Formats and included these fees in other operating costs in the consolidated statement of operations and comprehensive loss.

Transition Services

On July 29, 2011, Excelsior entered into a transition services agreement with Triton Digital to provide it with access to and use of certain premises leased by us and related services for a monthly fee of $22 plus related facilities expenses. This agreement is effective until such time as the support and use of the various facilities is terminated. The termination date may occur at various times but no later than April 2014. Any termination earlier than the stated termination date must be mutually agreed upon by the parties. Fees related to the transition services for the three and six months ended June 30, 2012 are $66 and $132, respectively, and are included as credits in other operating costs in the consolidated statement of operations and comprehensive loss.

Digital Reseller Agreement

On July 29, 2011, Verge entered into a Digital Reseller Agreement with Triton Digital, pursuant to which it agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. Revenue related to the agreement for the three and six months ended June 30, 2012 is $814 and $1,635, respectively.

PIK Notes and Senior Notes

As of June 30, 2012 and December 31, 2011, the total amount of PIK Notes classified as long-term debt payable to related parties in the consolidated balance sheets, is $33,221 and $30,875, respectively, of which $31,077 and $28,883, respectively, are held by our major stockholders, Gores and certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"). Interest expense related to these PIK Notes of $1,117 and $2,194 is accrued for the three and six months ended June 30, 2012, respectively, and is included in interest expense in the consolidated statements of operations and comprehensive loss. See Note 9 — Debt for additional details on these PIK Notes.

Prior to the Merger, senior notes, classified as long-term debt payable to related parties in the consolidated balance sheets, were held by Verge's major stockholders, Oaktree, and Black Canyon Capital LLC ("Black Canyon"), the latter of which was a related party until the Merger Date, and certain members of management. Interest expense related to the senior notes of $3,728 and $7,313 was accrued for the three and six months ended June 30, 2011, respectively and is included in interest expense in the consolidated statements of operations and comprehensive loss. These senior notes were repaid upon the Merger.

Other Related Party Transactions

For the three months ended June 30, 2012 and 2011, we recognized approximately $600 and $630 in revenue, respectively, and $200 and $445 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest. For the six months ended June 30, 2012 and 2011, we recognized approximately $1,600 and $1,430 in revenue, respectively, and $600 and $745 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest.

We entered into a joint venture in December 2011. We made an initial capital contribution of $1, hold a 50% voting interest in the joint venture and have agreed to lend to the joint venture up to $2,000 over the course of three years for working capital purposes. The entire outstanding balance is payable on December 27, 2014. As of June 30, 2012, we had loaned $750 to the joint venture. Any loan will bear interest at an annual rate of ten percent. The loan and related accrued interest receivable of $776 are in other assets in the consolidated balance sheets and the related interest income of $14 and $26 is in interest expense, net in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012, respectively. The operations of the joint venture as of June 30, 2012 were not significant and presently we do not consolidate the operating results of the joint

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

venture.
A summary of related party revenue, other operating costs and interest expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,414	$630	$3,235	$1,430
Other operating costs	334	845	868	2,005
Interest expense, net	1,103	3,728	2,168	7,313

Note 6 — Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Radio and communications equipment	$18,670	$17,575
Leasehold improvements, building and land	16,107	13,580
Office computers, equipment and software	14,593	13,842
Property and equipment	49,370	44,997
Accumulated depreciation	(20,262)	(16,519)
Property and equipment, net	$29,108	$28,478

Depreciation expense associated with property and equipment is $1,915 and $1,326, for the three months ended June 30, 2012 and 2011, respectively, and $3,743 and $2,691, for the six months ended June 30, 2012 and 2011, respectively. This includes depreciation on capitalized lease assets of $18 and $34 for the three and six months ended June 30, 2011, respectively.

Note 7 — Goodwill

In September 2011, the FASB issued Accounting Standards Update 2011-08 that simplified how entities test for goodwill impairment. This authoritative guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We adopted this guidance for our annual goodwill impairment test that was conducted as of December 31, 2011. Goodwill is not amortized, but tested for impairment at least annually or when changes in circumstances indicate an impairment event may have occurred. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for business activity, our recent and forecasted financial performance and the price of our common stock.

The recording of goodwill from acquisitions is guided by the principles of ASC 805 - Business Combinations. ASC 805 defines goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

Balance at January 1, 2012	$167,120
Westwood acquisition purchase accounting adjustment	(951)
Balance at June 30, 2012	$166,169

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 8 — Intangible Assets

Intangible assets by asset type and estimated life are as follows:

		June 30, 2012			December 31, 2011
	Estimated Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Advertiser and producer relationships	15 years	103,901	(30,117)	73,784	103,901	(26,653)	77,248
Affiliate service agreements	10 years	69,091	(4,790)	64,301	65,745	(1,271)	64,474
Trade names	4 to 5 years	1,780	(1,596)	184	1,780	(1,415)	365
Customer relationships	4 years	400	(200)	200	400	(150)	250
Technology	8 years	410	(103)	307	410	(77)	333
Beneficial lease interests	7 years	1,200	(811)	389	1,200	(724)	476
Insertion orders	9 months	1,917	(1,917)	—	3,432	(663)	2,769
		$178,699	$(39,534)	$139,165	$176,868	$(30,953)	$145,915
The changes in the carrying amount of intangible assets for the six months ended June 30, 2012 are as follows:

Balance at January 1, 2012	$145,915
Amortization	(8,581)
Westwood acquisition purchase accounting adjustment	1,831
Balance at June 30, 2012	$139,165

Amortization expense for intangible assets is $3,939 and $2,011 for the three months ended June 30, 2012 and 2011, respectively and $8,581 and $4,021 for the six months ended June 30, 2012 and 2011, respectively.

Note 9 — Debt

As described in Note 1 — Description of Business and Basis of Presentation above, as part of the Merger that closed on October 21, 2011, Verge's then outstanding debt and Westwood's then outstanding debt was repaid and on the Merger Date, we and our subsidiaries, as borrower and subsidiary guarantors, respectively, entered into Credit Facilities and PIK Notes that are described below.

Credit Facilities

The First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the Revolving Credit Facility. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the Term Loan Facilities collectively with the Revolving Credit Facility, the “Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the Term Loan Facilities was drawn, $9,600 in the Revolving Credit Facility was drawn, and approximately $2,020 of letters of credit were either rolled into the First Lien Credit Facilities or issued in order to backstop existing letters of credit under the prior credit agreements of Westwood and Excelsior. Westwood's and Excelsior's prior credit agreements were repaid as of the consummation of the Merger. As of June 30, 2012, the outstanding balance of our Revolving Credit Facility was $6,900 and total outstanding letters of credit were $3,476.

We were in compliance with all applicable covenants under our Credit Facilities as of June 30, 2012. However, absent an equity cure or an amendment and/or waiver of certain of our financial ratios, we expect that we will not be in compliance with such financial ratios (including our debt leverage covenant) as of the next measurement date, which is September 30, 2012. This is a

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

result of a limitation in our Credit Facilities regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below. Non-compliance with our financial ratios, would cause a default under our Credit Facilities, which, if we were unable to obtain a waiver from the holders thereof, could result in accelerated repayment under the Credit Facilities if our lenders were to declare all outstanding indebtedness thereunder to be due and payable.  We are currently in productive discussions with our lenders regarding an amendment to our Credit Facilities and while we expect to enter into a definitive agreement with our lenders no assurance can be made that such agreement can be reached.

Each of the Revolving Credit Facility and First Lien Term Loan Facility has an original maturity of five years. The Second Lien Term Loan Facility has an original maturity of five years and nine months. The principal amount of the First Lien Term Loan Facility has scheduled quarterly installments equal to2.5% (per annum) of the original principal amount of the First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance scheduled to be paid at maturity. The entire amount of the Second Lien Term Loan Facility is payable at maturity. The difference between the June 30, 2012 carrying value of the aggregate of the First Lien Term Loan Facility and Second Lien Term Loan Facility of $228,066 and original principal amount of $240,000 reflects the unamortized portion $9,996 of the original issue discount recognized upon issuance of the underlying Credit Facilities, which is being amortized through the maturity date of November 15, 2015, and the repayment of $1,938 of long-term debt during the six months ended June 30, 2012.

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

Our debt consists of the following:

	June 30, 2012	December 31, 2011
First Lien Term Loan Facility (1)	$153,062	$3,875
Less: original issue discount	(7,753)	—
Second Lien Term Loan Facility (2)	85,000	—
Less: original issue discount	(2,243)	—
Revolving Credit Facility (3)	6,900	—
Total current portion long-term debt	234,966	3,875
First Lien Term Loan Facility (1)	—	151,125
Less: original issue discount	—	(8,793)
Second Lien Term Loan Facility (2)	—	85,000
Less: original issue discount	—	(2,465)
PIK Notes	33,221	30,875
Revolving Credit Facility (3)	—	4,600
Total non-current portion long-term debt	$33,221	$260,342
Total long-term debt	$268,187	$264,217

(1)	The effective interest rate on the First Lien Term Loan Facility as of June 30, 2012 and December 31, 2011 was 8.0%.

(2)	The effective interest rate on the Second Lien Term Loan Facility as of June 30, 2012 and December 31, 2011 was 13.0%.

(3)	The effective interest rate on the Revolving Credit Facility as of June 30, 2012 and December 31, 2011 was 8.75%.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The amortization of the original issue discount and deferred financing costs included in interest expense, net in the consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Deferred financing amortization	$626	$309	$1,255	$626
Original issue discount amortization	629	—	1,262	—
Total	$1,255	$309	$2,517	$626

At June 30, 2012, our principal sources of liquidity were our cash and cash equivalents of $2,327 and borrowing availability of $14,624 under our Revolving Credit Facility, which equals $16,951 in total liquidity. Accordingly as of June 30, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively, in the consolidated balance sheets. As of August 14, 2012, our cash and cash equivalents were $14,735 and additional borrowing availability was $5,624 (taking into account the $15,900 borrowed under our Revolving Credit Facility and $3,476 used for letters of credit), which equals $20,359 in total liquidity.

Cash flow from operations is expected to be a principal source of funds. We estimate that cash flows from operations, cash on hand and remaining availability on our Revolving Credit Facility will be sufficient to fund our cash requirements, including scheduled interest and scheduled principal payments on our outstanding indebtedness and projected working capital needs.  However, absent an equity cure or an amendment and/or waiver of certain of our financial ratios, we expect that we will not be in compliance with such financial ratios (including our debt leverage covenant) as of the next measurement date, which is September 30, 2012. This is a result of a limitation in our Credit Facilities regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below. Non-compliance with our financial ratios, would cause a default under our Credit Facilities, which, if we were unable to obtain a waiver from the holders thereof, could result in accelerated repayment under the Credit Facilities if our lenders were to declare all outstanding indebtedness thereunder to be due and payable.  We are currently in productive discussions with our lenders regarding an amendment to our Credit Facilities and while we expect to enter into a definitive agreement with our lenders no assurance can be made that such agreement can be reached. If financing is limited or unavailable to us upon a default of our Credit Facilities, we would not have the financial means to be able to repay the debt in the event that our lenders' exercise their right to accelerate such debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations.
Accordingly as of June 30, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively in the consolidated balance sheets.
Interest Rate Cap Contracts

From time to time, we enter into interest rate cap contracts to manage interest rate risk. Such contracts cap the borrowing rates on floating debt to provide a hedge against the risk of rising rates. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities.

By using derivative financial instruments to hedge exposure to changes in interest rates, we expose ourself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate cap contract. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate cap contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These contracts cap the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015. The initial one-time payment for these interest rate cap contracts was $233. Expense related to the interest rate cap contracts of $92 and $173 are included in interest expense for the three and six months ended June 30, 2012, respectively, and was determined by the change in the fair value of the interest rate cap contracts as of June 30, 2012. The fair value of the interest rate cap contracts at June 30, 2012 is $60 and is included in other assets.

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

As of June 30, 2012, our First Lien Term Loan Facility and Second Lien Term Loan Facility had an aggregate principal amount of $238,062, which approximates fair value. As of December 31, 2011, our long-term debt (less Revolving Credit Facility) had a carrying value of $228,742 and a fair value of $236,232.

We have determined the fair value of our long-term debt payable to related parties to be as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to related parties	$33,221	$30,381	$30,875	$25,740

An increase of 1% in the interest rate would decrease the fair value of our total long-term debt payable to related parties by approximately $1,400. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that we or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The fair value of interest rate cap contracts is based on forward-looking interest rate curves, as provided by the counterparty, adjusted for our credit risk. We are exposed to credit risks because a counterparty may fail to perform under the terms of the interest rate cap contracts. Our market risk is minimal and limited to our costs.

The fair value of the liability for contingent consideration related to a business combination completed in June 2010 is estimated using discounted forecasted revenue and is expected to be paid in 2012. Our credit and market risks for the contingent consideration are minimal and limited to the current liability.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2012			December 31, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$2,327	$—	$—	$5,627	$—	$—
Interest rate caps (included in other assets)	—	60	—	—	—	—
Restricted investment (included in other assets)	—	—	—	538	—	—
Total assets	$2,327	$60	$—	$6,165	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$105	$—	$—	$105
Total liabilities	$—	$—	$105	$—	$—	$105

The following table presents our liability for contingent payments on acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	June 30, 2012	December 31, 2011
Balance at the beginning of the period	$105	$1,000
Payments made	—	(895)
Balance at the end of the period	$105	$105

Note 11 — Stock-Based Compensation

Prior to the acquisition of Westwood, we did not have a stock-based compensation plan. As part of the Merger, we assumed all of the outstanding stock options and restricted stock units ("RSUs") previously granted by Westwood to its employees under the 1999 Stock Incentive Plan (the "1999 Plan”), the 2005 Equity Compensation Plan (the "2005 Plan”) and the 2010 Equity Compensation Plan (which is an amended and restated version of the 2005 Plan, the "2010 Plan").

On December 19, 2011, our Board of Directors approved the adoption of the 2011 Stock Option Plan (the "2011 Plan"). The purpose of the 2011 Plan is to furnish a material incentive to employees, officers, consultants and directors by making available to them the benefits of common stock ownership through stock options. Under the 2011 Plan, we may grant stock options that constitute “incentive stock options” (“ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as
amended, or stock options that do not constitute ISOs ("NSOs" and with ISOs, the “Options"). Shares authorized and available for issuance by compensation plan as of June 30, 2012 are as follows.

	2011 Plan	2010 Plan
Authorized for issuance	8,513,052	2,650,000
Remaining available for issuance	681,827	765,635

The 2011 Plan is administered by the Compensation Committee and a sub-committee of the Compensation Committee comprised of two independent directors is authorized to grant ISOs to officers and employees and NSOs to employees, officers, directors and consultants. The Compensation Committee is authorized to interpret the 2011 Plan, prescribe option agreements and make all other determinations that it deems necessary or desirable for the administration of the 2011 Plan. The sub-committee is comprised solely of independent directors in order to address tax and securities law considerations under Section 162(m) of the Internal Revenue Code of 1986, as amended, and Section 16(b) of the Securities Exchange Act of 1934, as amended, respectively.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Stock Options

Stock option activity for the six month period ended June 30, 2012 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding January 1, 2012	6,515,194	$6.17
Granted	2,295,000	$2.65
Exercised	—	$—
Canceled, forfeited or expired	(101,734)	$86.45
Outstanding June 30, 2012	8,708,460	$4.31
Options exercisable at end of period	1,927,144	$8.59
Aggregate estimated fair value of options vesting during the period	$3,103

At June 30, 2012, vested and exercisable options have an aggregate intrinsic value of $56 and a weighted-average remaining contractual term of 6.2 years. Additionally, at June 30, 2012, 6,653,027 unvested options are expected to vest with a weighted- average exercise price of $3.09, a weighted-average remaining term of 9.6 years and an aggregate intrinsic value of $3,982. No options were exercised during the period from January 1 to June 30, 2012. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.

As of June 30, 2012, there is $18,608 of unearned compensation cost related to stock options granted under all of our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.99 years.

Options granted in the period from January 1, 2012 through June 30, 2012 will vest in 25% increments per year commencing on the anniversary date of the grant, and expire within ten years from the date of grant.

The estimated fair value of options granted in the period from January 1, 2012 through June 30, 2012 is measured using the Black-Scholes-Merton option pricing model and the weighted-average assumptions as follows:

Risk-free interest rate	1.57%
Expected term (years)	8.27
Expected volatility	121.53%
Expected dividend yield	—
Exercise price	$2.65
Weighted-average fair value of options granted	$2.44
Number of shares	2,295,000

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

Restricted Stock Units

On December 20, 2011, our Compensation Committee determined that our independent non-employee directors should receive an award of RSUs valued in an amount of $65 for their initial year of service as directors. These awards vest as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2012. As of June 30, 2012, unearned compensation cost related to such RSUs was $59. Under the 2010 Plan, options, RSUs and restricted stock (once granted) are deducted from the authorized plan total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for each

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

share granted.

RSUs activity for the period ended June 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding January 1, 2012	50,001	$3.25
Granted	—	$—
Conversion to Class A common shares	(30,000)	$3.25
Canceled, forfeited or expired	—	$—
Outstanding end of period	20,001	$3.25

All stock-based compensation expense is included in compensation expense for financial reporting purposes and is recognized using a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for stock options and RSUs by period are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Stock options	$1,554	$3,180
RSUs	48	97
Total	$1,602	$3,277

For the three and six months ended June 30, 2012, $11 and $78, respectively are included in stock-based compensation expense for the modification of awards upon the termination of employees.

Note 12 — Restructuring and Other Charges

In the second quarter of 2012, we announced plans to reduce our workforce (the "2012 Program). We recorded $1,240 of costs related to the severance of employees for the three and six months ended June 30, 2012 and as of June 30, 2012, liabilities related to the 2012 Program were $927 and were included in accrued expense and other liabilities and are expected to be paid within one year. We estimate additional charges of approximately $600 to complete the 2012 Program.

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain operations that reduced our workforce levels, closed certain facilities and terminated certain contracts and continued through June 30, 2012. In connection with the 2011 Program, we recorded $2,740 and $5,110 of costs for the three and six months ended June 30, 2012. As of June 30, 2012, liabilities related to restructuring charges of $3,986 were included in accrued expense and other liabilities and are expected to be paid within one year and $1,386 of non-current liabilities are included in other liabilities in the consolidated balance sheets. As of June 30, 2012, the cumulative-to-date expenses recorded for the 2011 Program totaled $8,241 with $4,912 for severance, $2,361 for closed facilities, and $968 for contract terminations. We estimate additional charges for severance of approximately $400 and do not expect significant additional charges for closed facilities and contract terminations to complete the 2011 Program.

Other charges include $0 and $3,525 for the three and six months ended June 30, 2012, respectively, for costs for a content agreement which we ceased to utilize after March 31, 2012 and $463 for the three and six months ended June 30, 2012 for costs of temporary office space related to the consolidation of our New York offices. The liabilities for the content agreement charge of $2,350 are included in accrued expense and other liabilities and are expected to be paid within six months.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The restructuring and other charges identified in the consolidated financial statements for the six months ended June 30, 2012 are comprised of the following:

	Balance		Cash	Non-Cash	Balance
	December 31, 2011	Additions	Utilization	Utilization	June 30, 2012
Severance	$939	$2,540	$(1,661)	$—	$1,818
Closed facilities	2,529	2,061	(1,036)	—	3,554
Contract terminations	430	509	(605)	(334)	—
Total 2011 Program	3,898	5,110	(3,302)	(334)	5,372
2012 Program - severance	—	1,240	(313)	—	927
Total restructuring charges	3,898	6,350	(3,615)	(334)	6,299
Content agreement charges	—	3,525	(1,175)	—	2,350
Temporary lease charges	—	463	(463)	—	—
Total other charges	—	3,988	(1,638)	—	2,350
Total	$3,898	$10,338	$(5,253)	$(334)	$8,649

Note 13 — Income Taxes

The income tax benefit from continuing operations is $5,135 for the six months ended June 30, 2012 and the income tax provision from continuing operations is $711 for the six months ended June 30, 2011. The income tax benefit from continuing operations for the six months ended June 30, 2012 is primarily the result of income tax benefits of approximately $12,200 from losses from continuing operations before taxes of $32,647, partially offset by the valuation allowance recorded in June 2012 of $7,030. The income tax provision for the six months ended June 30, 2011 is the result of the provision for state and local taxes (taxes that are paid in lieu of income taxes and are accounted for under ASC 740) and the tax amortization of goodwill, which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets under ASC 740.

The income tax provision for continuing operations for the three months ended June 30, 2012 is $2,045 and the income tax benefit from continuing operations for the three months ended June 30, 2011 was $29. The income tax provision for continuing operations for the three months ended June 30, 2012 is primarily the result of a $7,030 valuation allowance recorded in the second quarter of 2012, partially offset by the benefits of approximately $5,000 from our 2012 loss from continuing operations before taxes of $13,102. The income tax benefit for continuing operations for the three months ended June 30, 2011 is primarily the result of a change in our interim tax calculation methodology.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, we have recorded a valuation allowance of approximately $7,030 in the second quarter as we have concluded it is not more likely than not that we will be able to utilize all of our deferred tax assets as of June 30, 2012. The recording of the valuation allowance was the primary cause of the variance between the statutory rate and our effective tax rate.

We also provided a tax provision for discontinued operations of $312 for the six months ended June 30, 2011 that was the result of the tax amortization of goodwill prior to the distribution of the Digital Services business to Triton Digital.

As of June 30, 2012, the total amount of federal, state, and local unrecognized tax benefits was $2,866, which includes interest of $1,178. The amount of unrecognized benefit that we estimate will be reversed in the next six months is $45. Substantially all our unrecognized tax benefits, if recognized, would affect the effective tax rate. We are currently under audit for our 2008 and 2009 U.S. federal income tax returns.

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

We are organized as a single business segment, which is our Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,500 radio stations nationwide. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats (the 24/7 Radio Formats), prep services, jingles and imaging. In addition, we are the largest sales representative for independent third party providers of audio content. We have no operations outside the United States, but sell to customers outside of the United States.

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

Our revenue consists of gross billings, net of the fees that advertising agencies receive from the advertisements broadcast on our airtime (generally 15% is industry-standard), fees to the producers of and stations that own the programming during which the advertisements are broadcast, and certain other less significant fees. Revenue from radio advertising is recognized when the advertising has aired. Revenue generated from charging fees to radio stations and networks for music libraries, audio production elements, and jingle production services are recognized upon delivery or on a straight-line basis over the term of the contract, depending on the terms of the respective contracts. Our revenue reflects a degree of seasonality, with the first and fourth quarters historically exhibiting higher revenue as a result of our professional football and college basketball programming.

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

Transaction costs include one-time expenses associated with the merger with Westwood One, Inc. (the "Merger") on October 21, 2011 (see below for additional details). Restructuring charges include the costs related to the restructuring program we announced in the fourth quarter of 2011 ("2011 Program") that includes the consolidation of certain operations that reduced our workforce levels, the termination of certain contracts and the assumption of Westwood's restructuring program liabilities related to closed facilities from its former Metro Traffic business. In the second quarter of 2012, we announced plans to reduce our workforce (the "2012 Program).

RESULTS OF OPERATIONS

Presentation of Results

On October 21, 2011 ("Merger Date"), we announced the consummation of the Merger contemplated by the Merger Agreement, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC), and Verge. The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the FASB ASC - 805 Business Combinations. Under this guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The preliminary purchase accounting allocations have been recorded in the consolidated financial statements appearing in this report as of, and for the period subsequent to, the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date (see Note 3 — Acquisition of Westwood One, Inc. for a summary of changes in the first six months of 2012). As a result of the Merger, Westwood's results are included in the consolidated results for the first six months of 2012, but are not included in the consolidated results for the first six months of 2011 in accordance with generally accepted accounting principles in the United States.

In the second quarter of 2012, we recorded $1,240 of costs related to the severance of employees for the 2012 Program. The liability of $927 as of June 30, 2012 related to the 2012 Program is expected to be paid within the next year. We estimate additional charges of approximately $600 to complete the 2012 Program.

The 2011 Program was initiated in the fourth quarter of 2011 to restructure certain areas of our business in connection with the acquisition of Westwood. The 2011 Program includes charges related to the consolidation of certain facilities and operations that reduced our workforce levels during 2011 and 2012. As of June 30, 2012, payments for the 2011 Program are expected to be $3,986 within the next year, with an additional $1,386 to be paid in subsequent years until 2018. We also recognized charges in 2012 for a content agreement which we ceased to utilize after March 31, 2012 and costs of temporary office space related to the consolidation of our New York offices. We estimate additional charges for severance of approximately $400 and do not expect significant additional charges for closed facilities and contract terminations to complete the 2011 Program.

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

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the three months ended June 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended June 30,
	2012	2011	Change	Percent
Revenue	$54,654	$21,291	$33,363	156.7%
Cost of revenue	32,602	9,214	23,388	253.8%
Gross profit	$22,052	$12,077	$9,975	82.6%
Gross margin	40.3%	56.7%

For the three months ended June 30, 2012, revenue increased $33,363 to $54,654 compared with $21,291 for the three months ended June 30, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood. For the three months ended June 30, 2012, cost of revenue increased $23,388 to $32,602 compared with $9,214 for the three months ended June 30, 2011. The increase in cost of revenue for the three months ended June 30, 2012 were from increases in expenses for station compensation of $10,246, revenue sharing of $4,456, news content of $4,068, employee compensation of $2,599, broadcast rights of $1,170, and costs associated with talent, contractors and production of $667. These increases are primarily a result of the acquisition of Westwood. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

For the three months ended June 30, 2012, gross profit increased $9,975 to $22,052 compared with $12,077 for the three months ended June 30, 2011. The increase is primarily due to the acquisition of Westwood which increased our revenue and cost of revenue.

Our gross margin declined from 56.7% for the three months ended June 30, 2011, to 40.3% for the three months ended June 30, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business. In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin. In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $3,418 to $6,850 for the three months ended June 30, 2012 compared to $3,432 for the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and stock-based compensation expense of $1,602 for the three months ended June 30, 2012. These increases were partially offset by cost reductions as a result of the 2011and 2012 Programs to reduce our workforce expense.

Other Operating Costs

Other operating costs for the three months ended June 30, 2012 increased $4,630 to $8,662 from $4,032 for the three months ended June 30, 2011. The increase is the result of higher professional fees primarily related to integration activities (primarily accounting, legal, technology and management) of $1,627, research fees of $1,424, facility costs (including rent, repairs, and communications) of $1,160, travel-related costs of $644, and advertising and promotional costs of $166, all primarily resulting from our acquisition of Westwood. These increases were partially offset by the absence in the second quarter of 2012 of the $660 license fee previously due quarterly as part of our management of the 24/7 Formats business that we purchased in July 2011.

Depreciation and Amortization

Depreciation and amortization increased $2,517 to $5,854 for the three months ended June 30, 2012 from $3,337 for the comparable period of 2011. The increase is primarily attributable to the amortization of intangible assets related to the acquisition of Westwood of $2,035 and higher depreciation expense of $589, also primarily as a result of the Westwood acquisition.

Restructuring and Other Charges

For the three months ended June 30, 2012, we recorded $2,740 for restructuring charges related to the 2011 Program, $1,240 for the severance of employees related to the 2012 Program, and $463 for other charges. The restructuring charges for the 2011 Program include costs for closed Westwood facilities of $1,738, costs associated with the reduction in our workforce levels of $976, and contract termination costs of $26. The other charges of $463 are for costs of temporary office space related to the consolidation of the Westwood and Dial Global New York offices.

Operating Loss

The operating loss for the three months ended June 30, 2012 is $3,757, an increased loss of $5,033, compared to operating income of $1,276 for the comparable period of 2011. The increase in operating loss is the result of increases in compensation costs of $3,418, other operating costs of $4,630, depreciation and amortization of $2,517, and restructuring and other charges of $4,443, partially offset by an increase in gross profits of $9,975 as more fully described above.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2012, is $9,119, compared to $5,461 for the three months ended June

30, 2011, an increase of $3,658, primarily from higher interest expense due to higher average levels of debt (approximately $76,400 of additional average debt balances) incurred as a result of the Merger and an increase of amortization of original issue discount and deferred financing costs of $946.

Preferred Stock Dividend

For the three months ended June 30, 2012, we recognized an expense of $226 for the accrued Series A Preferred Stock dividends.

Provision for Income Taxes

Income tax provision for continuing operations for the three months ended June 30, 2012 is $2,045 compared to an income tax benefit for the three months ended June 30, 2011 of $29. The 2012 income tax provision for continuing operations is primarily the result of a $7,030 valuation allowance recorded in 2012, partially offset by the benefits of approximately $5,000 from our second quarter 2012 loss from continuing operations before taxes of $13,102. The income tax benefit for continuing operations for the three months ended June 30, 2011 is primarily the result of a change in our interim tax calculation methodology.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes was $90 for the three months ended June 30, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the three months ended June 30, 2012 increased $11,081 to $15,147 from a net loss of $4,066 for the three months ended June 30, 2011. Net loss per share for basic and diluted shares for the three months ended June 30, 2012 and 2011 was $0.27 and $0.12, respectively. Weighted average shares increased in 2012 primarily as a result of the shares issued for the Merger.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the six months ended June 30, 2012 and 2011, respectively, are as follows:

	Six Months Ended June 30,
	2012	2011	Change	Percent
Revenue	$122,940	$41,368	$81,572	197.2%
Cost of revenue	83,185	18,893	64,292	340.3%
Gross profit	$39,755	$22,475	$17,280	76.9%
Gross margin	32.3%	54.3%

For the six months ended June 30, 2012, revenue increased $81,572 to $122,940 compared with $41,368 for the six months ended June 30, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood.

For the six months ended June 30, 2012, cost of revenue increased $64,292 to $83,185 compared with $18,893 for the six months ended June 30, 2011. The increase in cost of revenue for the six months ended June 30, 2012 were from increases in expenses for station compensation of $20,015, broadcast rights of $15,071, revenue sharing of $10,671, news content of $9,175, employee compensation of $5,811, and costs associated with talent, contractors and production of $2,959. These increases are primarily a result of the acquisition of Westwood. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

For the six months ended June 30, 2012, gross profit increased $17,280, or 76.9%, to $39,755 compared with $22,475 for the six months ended June 30, 2011. The increase is primarily due to the acquisition of Westwood which increased our revenue and cost of revenue.

Our gross margin declined from 54.3% for the six months ended June 30, 2011, to 32.3% for the six months ended June 30, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business. In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin. In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $7,899 to $14,907 for the six months ended June 30, 2012 compared to $7,008 for to the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and stock-based compensation expense of $3,277 for the six months ended June 30, 2012. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

Other Operating Costs

Other operating costs for the six months ended June 30, 2012 increased $8,023 to $16,202 from $8,179 for the six months ended June 30, 2011. The increase is the result of higher professional fees primarily related to integration activities (primarily accounting, legal, technology and management) of $2,650, research fees of $2,384, travel-related costs of $1,676, facility costs (including rent, repairs, and communications) of $1,563, increased advertising, promotional costs of $525, and greater bad debt expense of $273, all primarily resulting from our acquisition of Westwood. These increases were partially offset by the absence in 2012 of the $1,320 license fee previously due as part of our management of the 24/7 Formats business that we purchased in July 2011.

Depreciation and Amortization

Depreciation and amortization increased $5,612 to $12,324 for the six months ended June 30, 2012 from $6,712 for the comparable period of 2011. The increase is primarily attributable to the amortization of intangible assets related to the acquisition of Westwood of $4,773 and higher depreciation expense of $1,052, also primarily as a result of the Westwood acquisition.

Restructuring and Other Charges

For the six months ended June 30, 2012, we recorded $5,110 for restructuring charges related to the 2011 Program, $1,240 for severance of employees related to the 2012 Program, and other charges of $3,988. The restructuring charges for the 2011 Program include costs associated with the reduction in our workforce levels of $2,540, contract termination costs of $509, and costs of $2,061 related to closed Westwood facilities. The other charges included charges of $3,525 in connection with a content agreement which we ceased to utilize after March 31, 2012 and charges of $463 for costs of temporary office space related to the consolidation of the Westwood and Dial Global New York offices.

Operating Loss

The operating loss for the six months ended June 30, 2012 is $14,016, an increased loss of $14,592, compared to operating income of $576 for the comparable period of 2011. The increase in operating loss is the result of increases in compensation costs of $7,899, other operating costs of $8,023, depreciation and amortization of $5,612, and restructuring and other charges of $10,338, partially offset by an increase in gross profits of $17,280 as more fully described above.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2012, is $18,184, compared to $10,770 for the six months ended June 30, 2011, an increase of $7,414, primarily from higher interest expense due to higher average levels of debt (average outstanding debt was higher in the six months ended June 30, 2012 by approximately $75,500) incurred as a result of the Merger and an increase of amortization of original issue discount and deferred financing costs of $1,891.

Preferred Stock Dividend

For the six months ended June 30, 2012, we recognized an expense of $447 for the accrued Series A Preferred Stock dividends.

Provision for Income Taxes

Income tax benefit from continuing operations for the six months ended June 30, 2012 is $5,135, compared to an income tax provision for continuing operations of $711 for the year ended June 30, 2011. The 2012 income tax benefit from continuing operations is primarily the result of income tax benefits of approximately $12,200 from losses from continuing operations before taxes of $32,647, partially offset by the valuation allowance recorded in June 2012 of $7,030. The 2011 tax provision is the result of our provision for state and local taxes and the tax amortization of goodwill, a portion of which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes was $1,060 for the six months ended June 30, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the six months ended June 30, 2012 increased $15,547 to $27,512 from a net loss of $11,965 for the six months ended June 30, 2011. Net loss per share for basic and diluted shares for the six months ended June 30, 2012 and 2011 was $0.48 and $0.35, respectively. Weighted average shares increased in 2012 primarily as a result of the shares issued for the Merger.

Cash Flow, Liquidity, and Debt as of and for the Six Months Ended June 30, 2012

Cash Flows

	Six Months Ended June 30,
	2012	2011	Change
Net cash (used in) provided by operating activities	$(1,518)	$2,433	$(3,951)
Net cash used in investing activities	(1,911)	(1,872)	(39)
Net cash provided by (used in) financing activities	129	(5,743)	5,872
Net decrease in cash and cash equivalents	(3,300)	(5,182)	$1,882
Cash and cash equivalents, beginning of period	5,627	13,948
Cash and cash equivalents, end of period	$2,327	$8,766

Our net cash used in operating activities for the six months ended June 30, 2012 is $1,518 as compared to cash provided by operating activities of $2,433 for the six months ended June 30, 2011. The decrease in net cash provided by operating activities of $3,951 is due to an increase in our net loss, which was driven by increased restructuring costs for the six months ended June 30, 2012, changes in deferred taxes, and lower non-cash interest expense, which is partially offset by a decrease in working capital, an increase in stock-based compensation, depreciation and amortization, and amortization of original issue discount and deferred financing costs for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in working capital is primarily due to a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities and accounts and producer payables for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the inclusion of the Westwood business in the 2012 period.

Our net cash used in investing activities was $1,911 for the six months ended June 30, 2012 as compared to $1,872 for the six months ended June 30, 2011. The increase in cash used in investing activities for the six months ended June 30, 2012 compared to the same period in 2011 is primarily due to the investment of $750 in a joint venture for the six months ended June 30, 2012, partially offset by lower cash expended on acquisition of property and equipment for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, and the proceeds from the maturity of a restricted investment for the six months ended June 30, 2012.

Our net cash provided by financing activities is $129 for the six months ended June 30, 2012 as compared to cash used in financing activities of $5,743 for the six months ended June 30, 2011. The increase in net cash provided by financing activities is primarily due to net borrowings under the Revolving Credit Facility of $2,300 for the six months ended June 30, 2012 and lower repayment of debt of $3,789 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the refinancing of debt due to the Merger.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include potential acquisitions, capital expenditures and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, our funding requirements have been financed through cash flows from operations, borrowings on our Revolving Credit Facility, the issuance of long-term debt and the issuance of equity. At June 30, 2012, our principal sources of liquidity were our cash and cash equivalents of $2,327 and borrowing availability of $14,624 under our Revolving Credit Facility, which equals $16,951 in total liquidity. As of August 14, 2012, our cash and cash equivalents were $14,735 and additional borrowing availability was $5,624 (taking into account the $15,900 borrowed under our Revolving Credit Facility and $3,476 used for letters of credit), which equals $20,359 in total liquidity. If financing is limited or unavailable to us upon a default of our Credit Facilities, we would not have the financial means to be able to repay the debt in the event that our lenders' exercise their right to accelerate such debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations. Accordingly as of June 30, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively in the consolidated balance sheets.

Cash flow from operations is expected to be a principal source of funds. We estimate that cash flows from operations, cash on hand and remaining availability on our Revolving Credit Facility will be sufficient to fund our cash requirements, including scheduled interest and scheduled principal payments on our outstanding indebtedness and projected working capital needs.  However, absent an equity cure or an amendment and/or waiver of certain of our financial ratios, we expect that we will not be in compliance with such financial ratios (including our debt leverage covenant) as of the next measurement date, which is September 30, 2012. This is a result of a limitation in our First Lien Term Loan Facility, Second Lien Term Loan Facility and Revolving Credit Facility (the “Credit Facilities”) regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below. Non-compliance with our financial ratios, would cause a default under our Credit Facilities, which, if we were unable to obtain a waiver from the holders thereof, could result in accelerated repayment under the Credit Facilities if our lenders were to declare all outstanding indebtedness thereunder to be due and payable.  We are currently in productive discussions with our lenders regarding an amendment to our Credit Facilities and while we expect to enter into a definitive agreement with our lenders no assurance can be made that such agreement can be reached. If financing is limited or unavailable to us upon a default of our Credit Facilities, we would not have the financial means to be able to repay the debt in the event that our lenders' exercise their right to accelerate such debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations. Accordingly as of June 30, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively in the consolidated balance sheets.

Existing Indebtedness

As of June 30, 2012, our existing debt totaled $268,187 and consisted of $145,309 under the First Lien Term Loan Facility, net of original issue discount, $82,757 under the Second Lien Term Loan Facility, net of original issue discount, $33,221 under PIK Notes and $6,900 under the First Lien Revolving Credit Facility (not including $3,476 of letters of credit issued under the First Lien Revolving Credit Facility). Based on current rates, the annual rates of interest currently applicable to the Credit Facilities are: 8.0% on the First Lien Term Loan Facility, 8.75% on the Revolving Credit Facility and 13.0% on the Second Lien Term Loan Facility. The PIK Notes are unsecured and accrue interest at the rate of 15% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

During the six months ended June 30, 2012, we borrowed $2,300, net of repayments, under the Revolving Credit Facility and repaid $1,938 of the First Lien Term Loan Facility. Payments totaling $5,812 under the First Lien Term Loan Facility are mandatory within the next twelve months and are included in the current portion of long-term debt in the consolidated balance sheets.

We were in compliance with all applicable covenants under our Credit Agreements as of June 30, 2012. However, absent an equity cure or an amendment and/or waiver of certain of our financial ratios, we expect that we will not be in compliance with such financial ratios (including our debt leverage covenant) as of the next measurement date, which is September 30, 2012.  This is a result of a limitation in our Credit Facilities regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below.  Non-compliance with our financial ratios, would cause a default under our Credit Facilities, which, if we were unable to obtain a waiver from the holders thereof, could accelerate repayment under the Credit Facilities.  We are currently in productive discussions with our lenders regarding an amendment to our Credit Facilities and while we expect to enter into a definitive agreement with our lenders no assurance can be made that such agreement can be reached.
For further detail regarding our long-term debt instruments, please refer to Note 9, “Debt,” to the Consolidated Financial Statements, as well as the “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”, in our 2011 Form 10-K.

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

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in our 2011 Form 10-K. The risks described below could have a material adverse effect on our business, financial condition and results of operations. The risk factors below should be read in conjunction with other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Risks Related to Our Business and Industry

We currently anticipate that we will breach certain of our financial ratios including our debt leverage covenant for the quarter ended September 30, 2012 if we do not obtain an equity cure or amendment and/or waiver of such ratios. If such occurred we would default under our Credit Facilities which would have a material and adverse effect on our business continuity and our financial condition if our lenders exercised their available remedies under the underlying debt instruments and the law.
As discussed below, we are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear.  Based on our current financial projections, we currently anticipate that we will breach certain of our financial ratios (including our debt leverage covenant) for the quarter ended September 30, 2012. This is a result of a limitation in our Credit Facilities regarding add backs to Consolidated EBITDA for certain one-time costs incurred by us in connection with the cost saving initiatives undertaken in connection with the Merger and obtaining credit for the annualized effect of run-rate synergies that resulted therefrom as well as continued softness in the economy and the advertising marketplace, including with respect to a talk radio personality syndicated by a third party as described further below. Non-compliance with certain of our financial ratios (to be measured next on September 30, 2012) would cause a default under our Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and as a result the lenders thereunder would be entitled to pursue their remedies under the underlying debt instruments and the law.

We have significantly increased the amount of our indebtedness and have limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not meet our financial projections.

At the time of the Merger, we entered into a $155,000 First Lien Credit Agreement; an $85,000 Second Lien Credit Agreement, and a $25,000 revolving credit facility under which $6,900 was drawn as of June 30, 2012 (not including $3,476 in letters of credit used as security on various leased properties and issued thereunder as of June 30, 2012) (collectively our "Credit Facilities"). We also issued $30,000 in aggregate principal amount of PIK Notes (which have accrued PIK interest in the amount of $3,221 as of June 30, 2012). As of June 30, 2012, we had a total of $268,187 of indebtedness ($153,062 under the First Lien and $85,000 under the Second Lien), net of the unamortized original issue discount of $9,996. Our ability to service our debt for the next twelve months depends on our future financial performance and obtaining additional financing or an amendment and/or waiver to our Credit Facilities.  Our Credit Facilities include, in addition to our financial covenants, substantial non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimum baskets. If our operating results decline and we are unable to raise new sources of liquidity (whether through additional indebtedness or an issuance of equity), we may lack sufficient liquidity to operate our business in the ordinary course or service our debt, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under our Credit Facilities, we would be in default under the terms of the agreements governing our Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and materially impair our financial condition and liquidity.

We have a history of losses from continuing operations, which was exacerbated by the economic downturn, and there can be no assurance that our performance will improve, even after taking into account our Merger with Westwood, which also had a history of operating losses. If we were to incur further operating losses or do not meet our financial projections, we could lack sufficient funds to continue to operate our business in the ordinary course.

Our operating results have been significantly affected by the economic downturn that commenced in 2008 and additionally more recently by the impact on revenue in the second quarter of 2012 in the aftermath of controversial statements by a certain nationally syndicated talk radio personality in March 2012 as advertisers pulled dollars from news talk programming that aired in proximity to such personality's radio program.  Since the economic downturn in 2008, advertisers and the agencies that represent them have exerted downward pressure on advertising rates and in certain instances, requested steep percentage discounts on ad buys and increased levels of inventory, re-negotiated booked orders or released advertising funds much later in the cycle. Although the economy has since shown signs of improvement, the overall economic recovery, especially in the advertising marketplace, has been slower and difficult to predict. Advertisers' demands and advertising budgets have not improved to pre-recession levels as many businesses address their own internal challenges, and we cannot provide any assurance as to whether we will be able to continue to increase our operating performance.  If a double-dip recession were to occur, if advertisers do not return to news talk programming in the short term or to the same levels as before, or if advertising revenue does not meet our financial projections, our financial position could worsen, including to the point where we would be required to further amend our credit agreements or potentially lack sufficient liquidity to continue to operate our business in the ordinary course.

The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.

As described above, in connection with the Merger, we entered into a $155,000 First Lien Credit Agreement which currently bears interest at a variable rate currently at 8.0% per annum; an $85,000 Second Lien Credit Agreement which currently bears interest at a variable rate, currently at 13.0% per annum, $30,000 in aggregate principal amount of PIK Notes outstanding which bear interest at 15.0% per annum and a $25,000 revolving credit facility that currently bears interest at a variable rate, currently at 8.75% per annum. As of June 30, 2012, we had a total of $268,187 of indebtedness. At current interest rates, the average annual interest expense on our current debt over the next four years is approximately $34,000 per year (compared to approximately $23,200 in interest expense in 2011 for our long-term debt, excluding prepayment penalties and accelerated amortization of deferred costs). Further, the interest on our debt is variable such that at June 30, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,230 ($750 after tax), based on our exposure to interest rate changes on debt that is not covered by swaps. As required by the terms of the First Lien Credit Agreement, we will pay down $3,875, $7,750, $11,625, and $15,500 of our first lien debt during 2012, 2013, 2014 and 2015, respectively. Additionally, beginning in 2013 (within 5 business days of the delivery of our 2012 annual financial statements), under the First Lien Credit Agreement, we will be required to pay down an amount equal to (x) 75% of the Excess Cash Flow (as defined in such agreement) for the preceding fiscal year less (y) any voluntary (optional) prepayments during such fiscal year or voluntary prepayments of revolving loans and swing loans during such fiscal year to the extent the such loans were permanently and concurrently reduced thereby. If the economy does not meaningfully improve or improve on a more consistent basis and our financial results continue to come under pressure, or the variable interest rates on our debt increase, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs will likely be impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or secure rights to name-brand or popular programming (or develop new services), or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business.

The nature of the news/talk format in network radio programming means our advertisers' commercials may air in or adjacent to programming that is not owned or represented by us, and, as demonstrated by recent events, may be sufficiently controversial that advertisers do not want to be associated with it or with news/talk programming at all, which could ultimately have a material impact on our advertising revenue.

In March 2012, events surrounding a nationally syndicated talk personality employed by another company created issues in news/talk formats (like those provided by us) as certain advertisements by advertisers, not included in controversial programming, became associated with such controversial talk programming as a result of their proximity to the broadcast. In the second quarter of 2012, our financial results were significantly impacted thereby.  While we have made meaningful changes to our internal systems and procedures to allow us to better separate our advertisers' ads from certain controversial programming, such process has consumed time and resources, and notwithstanding our efforts, certain advertisers have exited news talk programming and may not ultimately resume advertising in this area of programming at previous levels, or at all.  If we are unable to bring back advertisers into our news/talk radio programming, this would have an adverse effect on our revenue, which would have an adverse effect on our results of operations.

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

Our business operates in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, Internet radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, other digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Additionally, new or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Cumulus Media, Clear Channel Communications and CBS Radio to gather information and produce radio programming on their own. If other content companies were to merge with companies with a distribution network, the demand for our programming could decrease if those content providers elect to broadcast more of their programming on their owned and operated radio stations instead of on stations affiliated with external radio networks, such as our network, as has been the case with Cumulus Media since its merger. While we believe that our recent Merger has provided us with a broader, more robust and more diverse range of programming and services, we do not own and operate radio stations, while each of the aforementioned competitors do, which provides them with a built-in distribution network for their programs and products. To the extent the audience for our programs declines, advertisers' willingness to purchase our advertising could be reduced.

Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee therefor (particularly sports programs and high-profile talent) is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees, which in this economic environment is not always possible. While the recent Merger has diversified our business and provided us with a wider array of programming and services, our failure to obtain or retain rights to popular content could adversely affect our operating results.

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

Any future M&A transaction would require the consent of our lenders under the Credit Facilities.

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

Any further issuance of shares of preferred or common stock by us could further dilute the voting power of the common stockholders and adversely affect the value of our common stock or delay or prevent a change of control of our company.

Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 200,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. Additionally, Triton and Gores have voting control over corporate actions as described in more detail below and can collectively decide to issue and purchase additional shares of common stock, including to the extent necessary to provide additional funding to the Company in connection with a negotiated amendment with our lenders, which would dilute the value of existing common stock and could further dilute their voting rights as well if such contribution/investment was made in voting stock.  The further issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

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

As a result of their collective beneficial ownership of 90% of our common stock, Triton and Gores have voting control over our corporate actions. Gores owns 76% of the Class A common stock (which accounts for 41% of our common stock on a combined basis), which votes as a separate class on certain actions; and Triton owns 100% of the Class B common stock (which accounts for 59% of our common stock on a combined basis), which also votes as a separate class on certain actions. For so long as Triton and Gores continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, they will be able to elect the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock (subject to the covenants and limitations set forth in our Credit Facilities).

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. In addition, our Credit Facilities restrict the payment of dividends.

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

At June 30, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,230 ($750 after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the interest rate cap contracts we entered into in January 2012. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

We have one customer that accounted for approximately 7% and 9% of accounts receivable at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we do not believe that these accounts receivable or our other accounts receivable represent a significant concentration of credit risk due to the diversity of our customers and the variety of markets in which we operate.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer, our Chief Financial Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012 (the “Evaluation”). Based upon the Evaluation, our Co-Chief Executive Officers, our Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of June 30, 2012 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. They also concluded that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers, our Chief Financial Officer and Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of our Co-Chief Executive Officers, our Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 and concluded that it is effective as of such date.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new financial and reporting system as part of a plan to integrate and upgrade our operational and financial systems and processes as a result of our Merger with Westwood. We expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization. The implementation of our new general ledger system was completed in the first quarter of 2012. We will continue to develop and enhance the operational and financial systems during the second half of 2012. We have followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. We have conducted post-implementation monitoring and process modifications to ensure the effectiveness of our internal control over financial reporting, and have not experienced any significant difficulties to date in connection with the implementation or operations of the new financial system. As we continue to implement the new system, we will experience certain changes to our processes and procedures, which in turn will result in changes in internal controls over financial reporting. There were no other changes in our internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we did not purchase any of our common stock and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2012 to 4/30/2012	—	N/A	—	—
5/1/2012 to 5/31/2012	—	N/A	—	—
6/1/2012 to 6/30/2012	—	N/A	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, effective as of April 16, 2012, by and between the Company and Hiram Lazar. (1)*
10.2	Employment Agreement, effective as of April 16, 2012, by and between the Company and Eileen Decker. (1)*
10.3	Employment Agreement, effective as of April 16, 2012, by and between the Company and Kirk Stirland. (1)*
10.4	Employment Agreement, effective as of April 16, 2012, by and between the Company and Edward A. Mammone. (1)*
10.5	Form of Stock Option Agreement for Employees for the Company's 2011 Stock Option Plan. (1)*
10.6	Employment Agreement, effective as of May 15, 2012, by and between the Company and Charles Steinhauer. (2)*
10.7	Employment Agreement, effective as of June 13, 2012, by and between the Company and Jean Clifton. (3)*
31.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 20, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 21, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed June 14, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ JEAN B. CLIFTON
Name: Jean B. Clifton
Title: Chief Financial Officer

Date: August 14, 2012

By: /S/ EDWARD A. MAMMONE
Name: Edward A. Mammone
Title: Chief Accounting Officer

Date: August 14, 2012

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