Form 10-Q/A
period 2012-06-30
DIAL GLOBAL, INC. /DE/
filed 2012-09-13
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

(212) 419-2900
(Registrant's telephone number, including area code)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2012, and (v) the unaudited Notes to Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ JEAN B. CLIFTON
Name: Jean B. Clifton
Title: Chief Financial Officer

Date: September 13, 2012

By: /S/ EDWARD A. MAMMONE
Name: Edward A. Mammone
Title: Chief Accounting Officer

Date: September 13, 2012

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement, effective as of April 16, 2012, by and between the Company and Hiram Lazar. (1)
10.2*	Employment Agreement, effective as of April 16, 2012, by and between the Company and Eileen Decker. (1)
10.3*	Employment Agreement, effective as of April 16, 2012, by and between the Company and Kirk Stirland. (1)
10.4*	Employment Agreement, effective as of April 16, 2012, by and between the Company and Edward A. Mammone. (1)
10.5*	Form of Stock Option Agreement for Employees for the Company's 2011 Stock Option Plan. (1)
10.6*	Employment Agreement, effective as of May 15, 2012, by and between the Company and Charles Steinhauer. (2)
10.7*	Employment Agreement, effective as of June 13, 2012, by and between the Company and Jean Clifton. (3)
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*	Previously filed.

**	Previously furnished

***	Furnished herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 20, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 21, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed June 14, 2012 and incorporated herein by reference.