Form 10-Q
period 2012-09-30
DIAL GLOBAL, INC. /DE/
filed 2012-11-15
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares outstanding as of November 2, 2012 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,794,323; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01per share: 9,691.374.

DIAL GLOBAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
All other schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

DIAL GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,340	$5,627
Accounts receivable, net of allowance for doubtful accounts	74,021	96,211
Prepaid expenses and other assets	12,624	6,130
Deferred financing costs	9,677	—
Total current assets	112,662	107,968
Property and equipment, net	28,526	28,478
Goodwill	98,820	167,120
Intangible assets, net	135,534	145,915
Deferred financing costs	—	11,557
Other assets	5,375	6,636
TOTAL ASSETS	$380,917	$467,674

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Producer and accounts payable	$30,247	$30,780
Amounts payable to related parties	4,608	4,343
Accrued expenses and other liabilities	39,906	41,820
Current maturity of long-term debt	247,723	3,875
Total current liabilities	322,484	80,818
Long-term debt	—	229,467
Long-term debt payable to related parties	34,474	30,875
Deferred tax liability	4,146	17,619
Other liabilities	24,058	20,107
TOTAL LIABILITIES	385,162	378,886

Commitments and contingencies

Series A Preferred Stock, $1,000 liquidation preference; 200,000 shares authorized; 9,691.374 shares issued and outstanding, and accumulated dividends; $852 and $171, respectively	10,543	9,862

STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.01 par value; 5,000,000,000 shares authorized; 22,789,322 and 22,744,322 shares issued and outstanding, respectively	228	227
Class B common stock, $0.01 par value; 35,000,000 shares authorized; 34,237,638 shares issued and outstanding	342	342
Additional paid-in capital	139,737	134,785
Accumulated deficit	(155,095)	(56,428)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(14,788)	78,926
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY	$380,917	$467,674
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$58,208	$25,018	$181,148	$66,386
Costs of revenue (excluding depreciation and amortization)	39,625	10,870	122,810	29,763
Gross profit	18,583	14,148	58,338	36,623
Compensation costs	6,859	3,234	21,766	10,242
Other operating costs	6,222	3,384	22,424	11,563
Depreciation and amortization	5,571	2,891	17,895	9,603
Goodwill impairment	67,218	—	67,218	—
Restructuring and other charges	2,137	—	12,475	—
Transaction costs	—	3,245	—	3,245
Total operating costs	88,007	12,754	141,778	34,653

Operating (loss) income	(69,424)	1,394	(83,440)	1,970

Interest expense, net	(9,084)	(5,674)	(27,268)	(16,444)
Preferred Stock dividend	(234)	—	(681)	—

Loss from continuing operations before income tax	(78,742)	(4,280)	(111,389)	(14,474)
Income tax provision for (benefit from) continuing operations	(7,587)	356	(12,722)	1,067

Loss from continuing operations	(71,155)	(4,636)	(98,667)	(15,541)
Income (loss) from discontinued operations, net of income tax provision	—	(566)	—	(1,626)
Net loss	$(71,155)	$(5,202)	$(98,667)	$(17,167)
Comprehensive loss	$(71,155)	$(5,202)	$(98,667)	$(17,167)

Loss per share Common Stock (Class A and Class B)
Loss from continuing operations	$(1.25)	$(0.14)	$(1.73)	$(0.45)
Loss from discontinued operations	—	(0.01)	—	(0.05)
Net loss	$(1.25)	$(0.15)	$(1.73)	$(0.50)

Weighted-average shares outstanding:
Common Stock (Class A and Class B)
Basic and diluted	57,018,645	34,237,638	57,003,748	34,237,638

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,667)	$(17,167)
Adjustments to reconcile net loss to net cash provided by operating activity, net of acquisitions:
Depreciation and amortization	17,895	13,470
Goodwill impairment	67,218	—
Paid-in-kind interest expense	3,599	11,216
Deferred taxes	(13,087)	1,431
Amortization of original issue discount and deferred financing costs	3,767	924
Stock-based compensation	4,953	—
Bad debt expense	338	135
Preferred Stock dividend	681	—
Deferred rent expense	414	165
Revaluation of interest rate cap contracts	215	—
Changes in assets and liabilities, net of acquisitions:	14,001	(1,077)
Total adjustments	99,994	26,264
Net cash provided by operating activities	1,327	9,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,509)	(2,694)
Loan to related party	(850)	—
Proceeds from maturity of restricted investment	538	—
Purchase of 24/7 Formats	—	(4,950)
Cash transferred to Digital Services business	—	(5,877)
Acquisitions of business, net of cash acquired	(53)	(54)
Net cash used in investing activities	(2,874)	(13,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	30,100	—
Repayment under Revolving Credit Facility	(14,700)	—
Purchase of interest rate cap contracts	(233)	—
Repayment of long-term debt	(2,907)	(8,513)
Payment of contingent liability on acquisition	—	(895)
Borrowings from bank line of credit	—	300
Principal payment of capital lease obligation	—	(43)
Net cash provided by (used in) financing activities	12,260	(9,151)

Net increase (decrease) in cash and cash equivalents	10,713	(13,629)
Cash and cash equivalents at beginning of period	5,627	13,948
Cash and cash equivalents at end of period	$16,340	$319

Supplemental Disclosures
Cash paid during the period for interest	$17,611	$4,304

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	(Accumu- lated Deficit)	Total Stockholders’ (Deficit) Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	22,744,322	$227	34,237,638	$342	$134,785	$(56,428)	$78,926
Net loss	—	—	—	—	—	(98,667)	(98,667)
Vesting of restricted stock units	45,000	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	4,953	—	4,953
Balance at September 30, 2012	22,789,322	$228	34,237,638	$342	$139,737	$(155,095)	$(14,788)

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

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations ("ASC 805"). Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the Merger Date. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid in capital. See Note 3 — Acquisition of Westwood One, Inc. for information regarding our acquisition of Westwood.

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

The consolidated statements of operations and comprehensive loss and cash flows do not include Westwood's former operations for the three and nine months ended September 30, 2011. The consolidated balance sheets as of September 30, 2012 and December 31, 2011 include the Westwood purchase accounting balances acquired in the Merger.

The consolidated statements of cash flows include the results of the discontinued operations of the Digital Services business for the nine months ended September 30, 2011, as is allowed by the authoritative guidance in ASC 230 Statement of Cash Flows.

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

Going Concern

The financial statements contained herein have been prepared assuming the Company continues as a going concern. As described in more detail under Note 14 — Subsequent Event, on November 15, 2012, we entered into amendments and limited waivers with certain lenders under our $155,000 First Lien Credit Agreement, $85,000 Second Lien Credit Agreement, and $25,000 revolving credit facility (collectively, our “Credit Facilities”), which, among other things, had the effect of waiving certain non-compliances thereunder through December 14, 2012 (unless such amendments and limited waivers are earlier terminated), including the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012, the last date on which such covenants were measured and in the case of the Second Lien Credit Agreement the obligation to make the approximately $2,800 interest payment due on November 9, 2012 in cash was amended to be payable in kind. In the absence of such amendments and limited waivers, we would have breached these covenants and obligations.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Based on our current financial projections, absent additional debt or equity capital from third parties, we anticipate that we will breach our debt leverage and interest coverage covenants for the quarters ended December 31, 2012 and beyond. Such expected non-compliance is a result of several factors. We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

If we are unable to obtain further amendments to our Credit Facilities to modify the requirements of the financial ratio covenants contained therein and certain other terms thereof, depending on our future results, management cannot assure that we will be in compliance with the terms of the Credit Facilities in subsequent periods in 2013 or thereafter absent additional debt or equity capital from third parties. The discussions with our lenders to date have contemplated a separate comprehensive amendment to our Credit Facilities to better position the Company to achieve compliance with the terms of its Credit Agreements in the future, and the waiver is intended to provide the parties further opportunity to continue these negotiations.

There can be no assurance, however, that the lenders under the Credit Facilities will agree to amend the Credit Facilities in the manner we seek, on terms acceptable to us, or at all. As a result, it is possible that we will not be in compliance with the terms of the Credit Facilities in future periods, which would result in an event of default under the Credit Facilities. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such defaults under our Credit Facilities which remain uncured and unwaived, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws. If one or more of foregoing events were to occur, this would raise substantial doubt about the Company's ability to continue as a going concern.

Goodwill Impairment

We normally perform the required impairment testing of goodwill on an annual basis in December of each year. As a result of several factors, which had a significant impact on our fourth quarter bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other. We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

We performed an interim impairment test of our goodwill as of September 30, 2012. We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below the carrying value of our goodwill. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets, has not been completed. Although we have done substantial work, we were not able to complete the interim impairment test by the filing deadline of our Form 10-Q for the three-month and nine-month periods ended September 30, 2012. However, we have recorded an estimated goodwill impairment charge of $67,218 for the three and nine months ended September 30, 2012. See Note 7 — Goodwill for additional details on goodwill and goodwill impairment. We intend to complete this analysis and reflect any modifications in our annual consolidated financial statements for the year ended December 31, 2012.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 2 — Summary of Significant Accounting Policies

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock are exercised or converted into common stock. Common stock equivalents are excluded in periods in which they are anti-dilutive and for the three months ended September 30, 2012 and 2011, the effect of common stock equivalents of 141,599 and 0, and for the nine months ended September 30, 2012 and 2011, the effect of common stock equivalents of 156,469 and 0, respectively, are excluded from the calculation of diluted loss per share because the effect is anti-dilutive. Basic and dilutive shares outstanding include the Class A common stock and Class B common stock combined after the adjustment for the conversion of Verge common stock into the Class B common stock in connection with the Merger.

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

Our revenue is generated primarily from companies located in the United States. We perform periodic credit evaluations of our customers’ financial condition and, in certain instances, require payment in advance. Accounts receivable are due principally from large U.S. companies under stated contract terms. We provide for estimated credit losses, as required. Our percentage of revenues generated by customers that account for ten percent or more of revenue and the related accounts receivable balances are as follows.

	Percent of Revenue				Percent of Total Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of the Period Ended
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Customer A	7%	17%	11%	26%	7%	9%
Customer B	10%	10%	11%	11%	12%	5%
Customer C	10%	5%	11%	7%	10%	2%

Comprehensive Loss

For the three and nine months ended September 30, 2012 and 2011, our comprehensive loss is equal to our net loss for each of the periods presented.

Contingencies

We accrue for contingent liabilities when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated and accrue for legal costs as they are incurred.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Goodwill and Intangible Assets

Our business is largely homogeneous and, as a result, we operate as one reporting unit. Goodwill represents the excess portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting and all of the goodwill is associated with one reporting unit. Acquired intangibles are recorded at fair value as of the acquisition date. Goodwill is not amortized, but tested for impairment at least annually or when changes in circumstances indicate an impairment event may have occurred. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. We perform our annual impairment testing in our fiscal fourth quarter.

Intangible assets subject to amortization consist of advertiser and producer relationships, affiliate service agreements, trade names, customer relationships, technology, beneficial lease interest, non-compete agreements acquired, and insertion orders. The intangible asset values assigned are determined based upon the expected discounted aggregate cash flows to be derived over the life of the assets. As of September 30, 2012 the remaining amortization period for acquired intangible assets is 9.7 years.

Intangible assets that have definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset, and record an impairment, if any. We re-evaluate the value and useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their value and remaining useful lives.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2012 did not result in a significant impact to the consolidated financial statements:

In July 2012, the FASB issued guidance which allows companies to use a qualitative approach to test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted this standard in the third quarter of 2012 and it did not have a material impact on our financial statements. We do not have any indefinite-lived intangible assets as of September 30, 2012.

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' (deficit) equity. The amendments in this standard require that all non-owner changes in stockholders' (deficit) equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our financial statements.

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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 3 — Acquisition of Westwood One, Inc.

On October 21, 2011, we consummated the Merger of Westwood and Verge. The purchase price was allocated as follows:

Cash and cash equivalents	$3,112
Accounts receivable	39,500
Prepaid and other assets	5,541
Property and equipment	25,348
Other assets	5,780
Long-term debt	(45,146)
Accounts payable	(5,820)
Accrued and other current liabilities	(27,233)
Other liabilities	(22,060)
Deferred tax liability	(32,660)
Intangible assets	71,008
Goodwill	85,009
Total Purchase Price	$102,379

Included in the property and equipment and other liabilities categories above are land, building and debt related to a sale leaseback of our Culver City properties that did not qualify for sales recognition treatment. The remaining term of the lease is approximately seven years with two five year renewal options. We are responsible for required repairs, replacements and improvements for our Culver City properties and issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit. The building is depreciated over its estimated remaining economic life of 35 years and the debt principal is reduced by the monthly rental payments using the effective interest method whereby a portion of the lease payment is recorded to interest expense and the remaining to reduce the principal. The purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent, to the Merger Date. During the quarter ended March 31, 2012, we recorded adjustments to decrease goodwill by $951 associated with: (1) an increase in (x) property and equipment of $2,410, (y) other liabilities of $2,684, and (z) deferred tax liabilities of $108 related to our Culver City properties; and (2) an increase in intangible assets of $1,831, and a decrease in deferred tax liabilities of $714 related to the fair value of the affiliate service agreements and insertion orders (in intangible assets) as of the Merger Date. During the quarter ended September 30, 2012, we recorded an adjustment to decrease goodwill by $184, other liabilities by $152, deferred tax liabilities by $104 and prepaid and other assets by $72 as a result of a true-up of tax rates and operating loss carryforwards. The valuation of the net assets acquired and allocation of the consideration transferred has been finalized as of September 30, 2012.

The following unaudited pro forma financial summary for the three and nine months ended September 30, 2011 gives effect to the Merger and the resultant acquisition accounting treatment and assumes the Merger had occurred as of January 1, 2011. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal year 2011 that are directly related to the Merger and do not have a continuing impact on operating results. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Merger been completed on the dates set forth in the pro forma financial information.

	Unaudited Pro Forma
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$65,676	$198,218
Operating loss	(2,298)	(16,227)
Loss from continuing operations	(8,362)	(28,036)
Net loss per basic and diluted share	$(0.15)	$(0.49)

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

The Digital Services business' results included in discontinued operations are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$3,139	$23,543
Cost of revenue	1,342	9,065
Gross profit	1,797	14,478
Operating costs	1,710	11,899
Depreciation and amortization	654	3,867
Income (loss) from operations	(567)	(1,288)
Interest income	53	26
Income (loss) from discontinued operations, before provision for income taxes	(514)	(1,262)
Income tax provision for discontinued operations	52	364
Income (loss) from discontinued operations	$(566)	$(1,626)

The Digital Services business' results of operations have been removed from our results of continuing operations for all periods presented. Verge was not required to amend or pay down its existing debt in connection with the spin-off of the Digital Services business and therefore we did not allocate interest expense to the discontinued operations accordingly. We did not allocate any corporate overhead to the discontinued operations. We have not had any significant continuing involvement in the Digital Services business since the spin-off. We had continuing activities and cash flows related to the Digital Services business through the Digital Reseller Agreement (see Note 5 — Related Party Transactions) which was entered into on July 29, 2011 and had an original four-year term. Under this agreement, Verge agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. The parties have mutually agreed to terminate such agreement effective December 31, 2012.

Note 5 — Related Party Transactions

Management Agreement

From 2006 to 2011, Excelsior Radio Networks, LLC ("Excelsior") (a subsidiary of the Company) managed and operated eight 24/7 Formats pursuant to a Management Agreement with Westwood. Under the agreement, Excelsior had the option to purchase the 24/7 Formats and on July 29, 2011, it exercised its option and paid $4,730 for the purchase of the 24/7 Formats. For the nine months ended September 30, 2011, we recorded expenses $1,320 for fees paid to Westwood for the 24/7 Formats and included these fees in other operating costs in the consolidated statements of operations and comprehensive loss.

Transition Services

On July 29, 2011, Excelsior entered into a transition services agreement with Triton Digital to provide it with access to and use of certain premises leased by us and related services for a monthly fee of $22 plus related facilities expenses. This agreement is effective until such time as the support and use of the various facilities is terminated. The termination date may occur at various times but no later than April 2014. Any termination earlier than the stated termination date must be mutually agreed upon by the parties. Fees related to the transition services for the three and nine months ended September 30, 2012 are $66 and $198, respectively, and are included as credits in other operating costs in the consolidated statements of operations and comprehensive loss.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Digital Reseller Agreement

On July 29, 2011, Verge entered into a Digital Reseller Agreement with Triton Digital, pursuant to which it agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. By mutual agreement of the parties, the Digital Reseller Agreement will terminate on December 31, 2012. Revenue related to the agreement for the three and nine months ended September 30, 2012 is $780 and $2,415, respectively.

PIK Notes and Senior Notes

As of September 30, 2012 and December 31, 2011, the total amount of PIK Notes classified as long-term debt payable to related parties in the consolidated balance sheets, is $34,474 and $30,875, respectively, of which $32,249 and $28,883, respectively, are held by our major stockholders: Gores and certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree"). Interest expense related to these PIK Notes of $1,172 and $3,366 is accrued for the three and nine months ended September 30, 2012, respectively, and is included in interest expense in the consolidated statements of operations and comprehensive loss. See Note 9 — Debt for additional details on these PIK Notes.

Prior to the Merger, senior notes, classified as long-term debt payable to related parties in the consolidated balance sheets, were held by Verge's major stockholders, Oaktree and Black Canyon Capital LLC ("Black Canyon"), the latter of which was a related party until the Merger Date, and certain members of management. Interest expense related to the senior notes of $3,884 and $11,197 was accrued for the three and nine months ended September 30, 2011, respectively, and is included in interest expense in the consolidated statements of operations and comprehensive loss. These senior notes were repaid upon the Merger.

Other Related Party Transactions

For the three months ended September 30, 2012 and 2011, we recognized approximately $460 and $625 in revenue, respectively, and $320 and $395 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest. For the nine months ended September 30, 2012 and 2011, we recognized approximately $2,060 and $2,055 in revenue, respectively, and $920 and $1,140 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest.

We entered into a joint venture in December 2011. We made an initial capital contribution of $1, hold a 50% voting interest in the joint venture and have agreed to lend to the joint venture up to $2,000 over the course of three years for working capital purposes. The entire outstanding balance is payable on December 27, 2014. As of September 30, 2012, we had loaned $850 to the joint venture. We recorded interest income related to the loan of $21 and $47 is in interest expense, net in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012, respectively. Borrowings bear interest at an annual rate of ten percent. Principal under the loan and related accrued interest receivable of $897 are in other assets in the consolidated balance sheets.
A summary of related party revenue, other operating costs and interest expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,240	$625	$4,475	$2,055
Other operating costs	74	393	942	2,398
Interest expense, net	1,151	3,884	3,319	11,197

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 6 — Property and Equipment

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Radio and communications equipment	$19,343	$17,575
Leasehold improvements, building and land	16,336	13,580
Office computers, equipment and software	15,049	13,842
Property and equipment	50,728	44,997
Accumulated depreciation	(22,202)	(16,519)
Property and equipment, net	$28,526	$28,478

Depreciation expense associated with property and equipment is $1,940 and $881, for the three months ended September 30, 2012 and 2011, respectively, and $5,683 and $3,572, for the nine months ended September 30, 2012 and 2011, respectively. This includes depreciation on capitalized lease assets of $18 and $34 for the three and nine months ended September 30, 2011, respectively.

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

The recording of goodwill from acquisitions is guided by the principles of ASC 805 that defines goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

We normally perform the required impairment testing of goodwill on an annual basis in December of each year. The annual impairment evaluation for goodwill involves significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data as of such measurement date. Changes in estimates could have a material effect on the carrying amount of goodwill in future periods. As a result of several factors which had a significant impact on our fourth quarter bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other. We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

In accordance with ASC 350, a two-step process is used to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value to its carrying value including goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon indication of impairment a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

To estimate our fair value for step one, we utilized a combination of income and market approaches to estimate the fair value of the reporting unit. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit's estimated cost of equity and debt ("cost of capital") derived using, both known and estimated, customary market metrics. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on our strengths and weaknesses relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. We weighted the results noting the market approach is weighted less than the income approach due to guideline companies were not similar enough to provide a reasonable value.

We performed an interim impairment test as of September 30, 2012. We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below the carrying value of our goodwill. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets, has not been completed. Although we have done substantial work, we were not able to complete the interim impairment test by the filing deadline of our Form 10-Q for the three-month and nine-month periods ended September 30, 2012. However, we have recorded an estimated goodwill impairment charge of $67,218 for the three and nine months ended September 30, 2012. We intend to complete this analysis and reflect any modifications in our annual consolidated financial statements for the year ended December 31, 2012.

We anticipate having the analysis completed during the fourth quarter, which may result in a revision to the estimated goodwill impairment charge recorded in the consolidated financial statements for the three and nine months ended September 30, 2012.

In September 2005, Verge purchased the assets of Backtrax Radio Network (“Backtrax”). Backtrax may receive an annual earn-out equal to 26.5% of net profits, as defined in the asset purchase agreement, for a period of seven years, ending September 30, 2012. We recorded the final earn-out payment of $53 during the nine months ended September 30, 2012.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

Balance at January 1, 2012	$167,120
Goodwill impairment	(67,218)
Westwood acquisition purchase accounting adjustments	(1,135)
Backtrax additional consideration	53
Balance at September 30, 2012	$98,820

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 8 — Intangible Assets

As a result of several factors which had a significant impact on our fourth quarter bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other as of September 30, 2012 (see Note 7 — Goodwill). We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was not below the carrying value of our intangible assets.

Intangible assets by asset type and estimated life are as follows:

		September 30, 2012			December 31, 2011
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Advertiser and producer relationships	15	$103,901	$(31,848)	$72,053	$103,901	$(26,653)	$77,248
Affiliate service agreements	10	69,091	(6,518)	62,573	65,745	(1,271)	64,474
Trade names	4 to 5	1,780	(1,687)	93	1,780	(1,415)	365
Customer relationships	4	400	(225)	175	400	(150)	250
Technology	8	410	(115)	295	410	(77)	333
Beneficial lease interests	7	1,200	(855)	345	1,200	(724)	476
Insertion orders	0.75	1,917	(1,917)	—	3,432	(663)	2,769
		$178,699	$(43,165)	$135,534	$176,868	$(30,953)	$145,915
The changes in the carrying amount of intangible assets for the nine months ended September 30, 2012 are as follows:

Balance at January 1, 2012	$145,915
Amortization	(12,212)
Westwood acquisition purchase accounting adjustment	1,831
Balance at September 30, 2012	$135,534

Amortization expense for intangible assets is $3,631 and $2,010 for the three months ended September 30, 2012 and 2011, respectively and $12,212 and $6,031 for the nine months ended September 30, 2012 and 2011, respectively.

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

Credit Facilities

The First Lien Credit Agreement provides for (1) a term loan in an aggregate principal amount of $155,000 (the “First Lien Term Loan Facility”), (2) a $25,000 revolving credit facility, $5,000 of which is available for letters of credit (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Credit Facilities”) and (3) an uncommitted incremental facility in the amount of up to $25,000, of which $10,000 may be used to increase the amount of the Revolving Credit Facility. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $85,000 (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the Term Loan Facilities collectively with the Revolving Credit Facility, the “Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the Term Loan Facilities was drawn, $9,600 in the Revolving Credit Facility was drawn, and approximately $2,020 of letters of credit were either rolled into the First Lien Credit Facilities or issued in order to backstop existing letters of credit under the prior credit agreements of Westwood and Excelsior. Westwood's and Excelsior's prior credit agreements were repaid as of the consummation of the Merger. As of September 30, 2012, the outstanding balance of our Revolving Credit Facility was $20,000 and total outstanding letters of credit were $4,976, providing $24 of availability under the Revolving Credit Facility.

We entered into amendments and limited waivers with certain lenders under our Credit Facilities, as more fully described in, Note 1 — Description of Business and Basis of Presentation and Note 14 — Subsequent Event.

Each of the Revolving Credit Facility and First Lien Term Loan Facility has an original maturity of five years. The Second Lien Term Loan Facility has an original maturity of five years and nine months. The principal amount of the First Lien Term Loan Facility has scheduled quarterly installments equal to 2.5% (per annum) of the original principal amount of the First Lien Term Loan Facility payable beginning March 31, 2012 and increases by an additional 2.5% per year for the first four and three-quarter years, with the balance scheduled to be paid at maturity. The entire amount of the Second Lien Term Loan Facility is payable at maturity. The difference between the September 30, 2012 carrying value of the aggregate of the First Lien Term Loan Facility and Second Lien Term Loan Facility of $227,723 and original principal amount of $240,000 reflects the unamortized portion $9,370 of the original issue discount recognized upon issuance of the underlying Credit Facilities, which is being amortized through the maturity date of November 15, 2015, and repayment of $2,907 of long-term debt during the nine months ended September 30, 2012.

PIK Notes

In connection with the Merger, we also issued $30,000 in aggregate principal amount of PIK Senior Subordinated Unsecured PIK Notes ("PIK Notes”) to Gores, certain entities affiliated with Oaktree and certain entities affiliated with Black Canyon. The PIK Notes are unsecured and accrue interest at the rate of 15.0% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Our debt consists of the following:

	September 30, 2012	December 31, 2011
First Lien Term Loan Facility (1)	$152,093	$3,875
Less: original issue discount	(7,238)	—
Second Lien Term Loan Facility (2)	85,000	—
Less: original issue discount	(2,132)	—
Revolving Credit Facility (3)	20,000	—
Total current portion long-term debt	247,723	3,875
First Lien Term Loan Facility (1)	—	151,125
Less: original issue discount	—	(8,793)
Second Lien Term Loan Facility (2)	—	85,000
Less: original issue discount	—	(2,465)
PIK Notes	34,474	30,875
Revolving Credit Facility (3)	—	4,600
Total non-current portion long-term debt	$34,474	$260,342
Total long-term debt	$282,197	$264,217

(1)	The effective interest rate on the First Lien Term Loan Facility as of September 30, 2012 and December 31, 2011 was 8.00%.

(2)	The effective interest rate on the Second Lien Term Loan Facility as of September 30, 2012 and December 31, 2011 was 13.00%.

(3)	The effective interest rate on the Revolving Credit Facility as of September 30, 2012 and December 31, 2011 was 8.75%.

The amortization of the original issue discount and deferred financing costs included in interest expense, net in the consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred financing amortization	$624	$298	$1,879	$924
Original issue discount amortization	626	—	1,888	—
Total	$1,250	$298	$3,767	$924

At September 30, 2012, our principal sources of liquidity were our cash and cash equivalents of $16,340 and borrowing availability of $24 under our Revolving Credit Facility, which equals $16,364 in total liquidity. As of September 30, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively, in the consolidated balance sheets. As of November 2, 2012, our cash and cash equivalents were $20,956 and additional borrowing availability was $24 (taking into account the $20,000 borrowed under our Revolving Credit Facility and $4,976 used for letters of credit), which equals $20,980 in total liquidity.
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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These contracts cap the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015. The initial one-time payment for these interest rate cap contracts was $233. Expense related to the interest rate cap contracts of $42 and $215 are included in interest expense for the three and nine months ended September 30, 2012, respectively, and was determined by the change in the fair value of the interest rate cap contracts as of September 30, 2012. The fair value of the interest rate cap contracts at September 30, 2012 is $18 and is included in other assets.

Note 10 — Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, restricted investment, accounts receivable, accounts payable, producer payables, accrued expenses, long-term debt, and interest rate cap contracts. The carrying values of our cash and cash equivalents, restricted investment, accounts receivable, producer and accounts payable, and accrued expenses and other liabilities approximate fair value due to the short maturity of these instruments.

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

As of September 30, 2012, our First Lien Term Loan Facility and Second Lien Term Loan Facility had an aggregate principal amount of $237,093, which approximates fair value. As of December 31, 2011, our long-term debt (less Revolving Credit Facility) had a carrying value of $228,742 and a fair value of $236,232.

We have determined the fair value of our long-term debt payable to related parties to be as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to related parties	$34,474	$30,062	$30,875	$25,740

An increase of 1% in the interest rate would decrease the fair value of our total long-term debt payable to related parties by approximately $830. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that we or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2012			December 31, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$16,340	$—	$—	$5,627	$—	$—
Interest rate caps (included in other assets)	—	18	—	—	—	—
Restricted investment (included in other assets)	—	—	—	538	—	—
Total assets	$16,340	$18	$—	$6,165	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$105	$—	$—	$105
Total liabilities	$—	$—	$105	$—	$—	$105

Our liability for contingent payments on acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Description	September 30, 2012	December 31, 2011
Balance at the beginning of the period	$105	$1,000
Payments made	—	(895)
Balance at the end of the period	$105	$105

The following table presents our nonfinancial assets that were measured at fair value on a non-recurring basis:

	Fair Value				Impairment
	September 30, 2012	Level 1	Level 2	Level 3	Charge
Goodwill	$98,820	—	—	$98,820	$67,218
Intangible assets	135,534	—	—	135,534	—

Goodwill was measured for impairment during the third quarter of 2012 as a result of several factors which had a significant impact on our fourth quarter bookings and sales. See Note 7 — Goodwill for additional details on goodwill and goodwill impairment.

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

Shares authorized and available for issuance by compensation plan as of September 30, 2012 are as follows.

	2011 Plan	2010 Plan
Authorized for issuance	8,513,052	2,650,000
Remaining available for issuance	741,827	1,094,788

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

Stock Options

Stock option activity for the nine month period ended September 30, 2012 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding January 1, 2012	6,515,194	$6.17
Granted	2,295,000	$2.65
Exercised	—	$—
Canceled, forfeited or expired	(165,706)	$68.75
Outstanding September 30, 2012	8,644,488	$4.04
Options exercisable at end of period	2,343,971	$6.61
Aggregate estimated fair value of options vesting during the period	$4,357

At September 30, 2012, vested and exercisable options have an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 6.5 years. Additionally, at September 30, 2012, 6,180,883 unvested options are expected to vest with a weighted- average exercise price of $3.09, a weighted-average remaining term of 9.3 years and an aggregate intrinsic value of $334. No options were exercised during the period from January 1 to September 30, 2012. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.

As of September 30, 2012, there is $16,850 of unearned compensation cost related to stock options granted under all of our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Options granted in the period from January 1, 2012 through September 30, 2012 will vest in 25% increments per year commencing on the anniversary date of the grant, and expire within ten years from the date of grant.

The estimated fair value of options granted in the period from January 1, 2012 through September 30, 2012 is measured using the Black-Scholes-Merton option pricing model and the weighted-average assumptions as follows:

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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Restricted Stock Units

On December 20, 2011, our Compensation Committee determined that our independent non-employee directors should receive an award of RSUs valued in an amount of $65 for their initial year of service as directors. These awards vest as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2012. As of September 30, 2012, unearned compensation cost related to such RSUs was $11. Under the 2010 Plan, options, RSUs and restricted stock (once granted) are deducted from the authorized plan total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for each share granted.

RSUs activity for the period ended September 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding January 1, 2012	50,001	$3.25
Granted	—	$—
Conversion to Class A common shares	(45,000)	$3.25
Canceled, forfeited or expired	—	$—
Outstanding end of period	5,001	$3.25

All stock-based compensation expense is included in compensation expense for financial reporting purposes and is recognized using a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for stock options and RSUs by period is as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Stock options	$1,627	$4,807
RSUs	49	146
Total	$1,676	$4,953

For the nine months ended September 30, 2012, $78 is included in stock-based compensation expense for the modification of awards upon the termination of employees.

Note 12 — Restructuring and Other Charges

In the second quarter of 2012, we announced plans to reduce our workforce and related costs (the "2012 Program"). We recorded $1,016 and $2,256 of costs related to the 2012 Program for the three and nine months ended September 30, 2012, respectively, primarily for severance and closed facility expense. As of September 30, 2012, liabilities related to the 2012 Program were $1,239 and were included in accrued expense and other liabilities and are expected to be paid within one year. We anticipate no additional future charges to the 2012 Program other than true-ups to closed facilities lease charges.

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain operations that reduced our workforce levels, closed certain facilities and terminated certain contracts and continued through September 30, 2012. In connection with the 2011 Program, we recorded $658 and $5,768 of costs for the three and nine months ended September 30, 2012. As of September 30, 2012, liabilities related to restructuring charges of $2,959 were included in accrued expense and other liabilities and are expected to be paid within one year and $1,246 of non-current liabilities are included in other liabilities in the consolidated balance sheets. As of September 30, 2012, the cumulative-to-date expenses recorded for the 2011 Program totaled $8,899 with $5,537 for severance, $2,367 for closed facilities, and $995 for contract terminations. We anticipate no additional future charges for the 2011 Program other than true-ups to closed facilities lease charges.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Other charges include $3,525 for the nine months ended September 30, 2012 for costs for a content agreement which we ceased to utilize after March 31, 2012 and $463 and $926 for the three and nine months ended September 30, 2012 for costs of temporary office space related to the consolidation of our New York offices. The liabilities for the content agreement charge of $2,350 are included in current liabilities and are expected to be paid within six months.

The restructuring and other charges identified in the consolidated financial statements for the nine months ended September 30, 2012 are comprised of the following:

	Balance		Cash	Non-Cash	Balance
	December 31, 2011	Additions	Utilization	Utilization	September 30, 2012
Severance - 2011 Program	$939	$3,165	$(2,817)	$—	$1,287
Closed facilities - 2011 Program	2,529	2,067	(1,678)	—	2,918
Contract terminations - 2011 Program	430	536	(632)	(334)	—
Total 2011 Program	3,898	5,768	(5,127)	(334)	4,205
Severance - 2012 Program	—	1,875	(968)	—	907
Closed facilities - 2012 Program	—	366	(36)	—	330
Contract termination - 2012 Program	—	15	(13)	—	2
Total 2012 Program	—	2,256	(1,017)	—	1,239
Total restructuring charges	3,898	8,024	(6,144)	(334)	5,444
Content agreement charges	—	3,525	(1,175)	—	2,350
Temporary lease charges	—	926	(926)	—	—
Total other charges	—	4,451	(2,101)	—	2,350
Total	$3,898	$12,475	$(8,245)	$(334)	$7,794

Note 13 — Income Taxes

The income tax benefit from continuing operations is $12,722 for the nine months ended September 30, 2012 and the income tax provision from continuing operations is $1,067 for the nine months ended September 30, 2011. The income tax benefit from continuing operations for the nine months ended September 30, 2012 is primarily the result of income tax benefits of approximately $25,756 from losses from continuing operations before taxes of $111,389, which includes the benefit from the goodwill impairment of $9,354, partially offset by a valuation allowance of $13,034. The income tax provision for the nine months ended September 30, 2011 was the result of the provision for state and local taxes (taxes that are paid in lieu of income taxes and are accounted for under ASC 740 Income Taxes ("ASC 740")) and the tax amortization of goodwill, which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets under ASC 740.

The income tax benefit for continuing operations for the three months ended September 30, 2012 is $7,587 and the income tax provision from continuing operations for the three months ended September 30, 2011 was $356. The income tax benefit for continuing operations for the three months ended September 30, 2012 is primarily the result of income tax benefits of approximately $13,591 from our losses from continuing operations before taxes of $78,742, which includes tax benefits from the goodwill impairment of $9,354, partially offset by a valuation allowance of $6,004. The income tax benefit for continuing operations for the three months ended September 30, 2011 was the result of the provision for state and local taxes (taxes that are paid in lieu of income taxes and are accounted for under ASC 740) and the tax amortization of goodwill, which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets under ASC 740.

As the result of our goodwill impairment during the three and nine months ended September 30, 2012, the impact of which was allocated between tax deductible and nondeductible goodwill, the tax deductible goodwill impairment resulted in a benefit of $9,354 from the reduction of deferred tax liabilities related to the cumulative book and tax basis difference, and the nondeductible goodwill is permanently nondeductible for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, we have recorded a valuation allowance of approximately $7,030 at June 30, 2012 and an additional allowance of $6,004 at for the three months ended September 30, 2012. The recording of the valuation allowance was the primary cause of the variance between the statutory rate and our effective tax rate.

We also provided a tax provision for discontinued operations of $52 and $364 for the three and nine months ended September 30, 2011, respectively, that were the result of the tax amortization of goodwill prior to the distribution of the Digital Services business to Triton Digital.

As of September 30, 2012, the total amount of federal, state, and local unrecognized tax benefits was $3,216, which includes interest of $1,240. The amount of unrecognized benefit that we estimate will be reversed in the next year is $487. Substantially all our unrecognized tax benefits, if recognized, would affect the effective tax rate. We are currently under audit for our 2009 U.S. federal income tax return.

Note 14 — Subsequent Event

On November 15, 2012, we entered into a Second Amendment and Limited Waiver with (i) certain lenders party to the First Lien Credit Facilities (the “First Lien Amendment”) and (ii) certain lenders party to the Second Lien Term Loan Facility (the “Second Lien Amendment,” and together with the First Lien Amendment, the “Amendments”) to amend certain terms of the Credit Facilities, respectively, and to waive through December 14, 2012 (unless such amendments and limited waivers are earlier terminated) certain events of noncompliance as of September 30, 2012.  The Amendments temporarily waive certain of our obligations under our Credit Facilities, including the obligation to comply with the debt leverage and interest coverage covenants contained therein as of September 30, 2012 (the last date on which such covenants were measured) and in the case of the Second Lien Amendment, provide that the approximately $2,800 interest payment due under the Second Lien Term Loan Facility on November 9, 2012 will accrue on a paid in-kind (PIK) basis instead of being payable in cash.  Under the Amendments, we will also begin to provide weekly financial reports to our lenders.  The First Lien Amendment provides that, during the waiver period, no assignment of any term debt under the First Lien Credit Agreement may be made to our controlling stockholders or their affiliates without the written consent of the administrative agent under the Second Lien Term Loan Facility.

Until the sooner of December 14, 2012 (unless such amendments and limited waivers are earlier terminated) or the date on which certain events occur (including, with respect to each Amendment, any default under the credit agreement to which it corresponds, the inaccuracy of representations and warranties made by us in such Amendment or the expiration of the waiver period in connection with the other Amendment), the administrative agent and the requisite lenders party to each Credit Facility have agreed that they waive their right to enforce their rights or exercise their remedies with respect to any waived obligations, including, without limitation, the right to accelerate the obligations under such Credit Facility in connection with our non-compliance.  In addition, the Second Lien Amendment (but not the First Lien Amendment) provides that,  until  the 100th day following the expiration of the waiver period, our controlling stockholders and their affiliates will not be permitted to fund, or acquire an interest in, any debt issued by us under the First Lien Credit Agreement or that is otherwise senior to the Second Lien Term Loan Facility without first notifying the administrative agent under the Second Lien Term Loan Facility and offering the lenders under the Second Lien Term Loan Facility a right of first opportunity to acquire such debt.  Under the Second Lien Amendment, if any such debt is funded during such period by a party other than our controlling stockholders or their affiliates, the interest rate under the Second Lien Term Loan Facility will be increased by 1.5%, with such increase to be paid in-kind.

Also on November 15, 2012, as part of the Second Lien Amendment, we entered into a First Amendment to Intercreditor Agreement to provide that the lenders under the First Lien Credit Facilities will not permit our controlling stockholders or their affiliates to (1) acquire any debt in, or fund any new debt investment under, our First Lien Credit Facilities or (2) acquire any debt in, or fund any new debt investment under, any other debt arrangement that is senior to the debt under the Second Lien Term Loan Facility.

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

Transaction costs include one-time expenses associated with the merger with Westwood One, Inc. (the "Merger") on October 21, 2011 (see below for additional details). Restructuring charges include the costs related to the restructuring program we announced in the fourth quarter of 2011 ("2011 Program") that includes the consolidation of certain operations that reduced our workforce levels, the termination of certain contracts and the assumption of Westwood's restructuring program liabilities related to closed facilities from its former Metro Traffic business. In the second quarter of 2012, we announced plans to reduce our workforce and other related costs (the "2012 Program").

RESULTS OF OPERATIONS

Presentation of Results

On October 21, 2011 ("Merger Date"), we announced the consummation of the Merger contemplated by the Merger Agreement, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC), and Verge. The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with ASC 805 Business Combinations. Under this guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The preliminary purchase accounting allocations have been recorded in the consolidated financial statements appearing in this report as of, and for the period subsequent to, the Merger Date. The valuation of the net assets acquired and allocation of the consideration transferred will be finalized within a year of the Merger Date (see Note 3 — Acquisition of Westwood One, Inc. for a summary of changes in the first nine months of 2012). As a result of the Merger, Westwood's results are included in the consolidated results for the first nine months of 2012, but are not included in the consolidated results for the first nine months of 2011 in accordance with generally accepted accounting principles in the United States.

In the second and third quarters of 2012, we recorded $2,256 of costs, primarily related to the severance of employees of $1,875 and closed facilities expenses of $366 for the 2012 Program. The liability of $1,239 as of September 30, 2012 related to the 2012 Program is expected to be paid within the next year. We anticipate no additional future charges to the 2012 Program other than true-ups to closed facilities lease charges.

The 2011 Program was initiated in the fourth quarter of 2011 to restructure certain areas of our business in connection with the acquisition of Westwood. The 2011 Program includes charges related to the consolidation of certain facilities and operations that reduced our workforce levels during 2011 and 2012. As of September 30, 2012, payments for the 2011 Program are expected to be $2,959 within the next year, with an additional $1,246 to be paid in subsequent years until 2018. We also recognized charges in 2012 for a content agreement which we ceased to utilize after March 31, 2012 and costs of temporary office space related to the consolidation of our New York offices. We anticipate no additional future charges for the 2011 Program other than true-ups to closed facilities lease charges.

We normally perform the required impairment testing of goodwill on an annual basis in December of each year. However, as a result of several factors, which had a significant impact on our fourth quarter bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other.

We performed an interim impairment test of our goodwill as of September 30, 2012. We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below the carrying value of our goodwill. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets, has not been completed. Although we have done substantial work, we were not able to complete the interim impairment test by the filing deadline of our Form 10-Q for the three-month and nine-month periods ended September 30, 2012. However, we have recorded an estimated goodwill impairment charge of $67,218 for the three and nine months ended September 30, 2012. See Note 7 — Goodwill for additional details on goodwill and goodwill impairment. We intend to complete this analysis and reflect any modifications in our annual consolidated financial statements for the year ended December 31, 2012. As the result of our goodwill impairment during the three and nine months ended September 30, 2012, the impact of which was allocated between tax deductible and nondeductible goodwill, the tax deductible goodwill impairment resulted in a benefit of $9,354 from the reduction of deferred tax liabilities related to the cumulative book and tax basis difference, and the nondeductible goodwill is permanently nondeductible for tax purposes.

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

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the three months ended September 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended September 30,
	2012	2011	Change	Percent
Revenue	$58,208	$25,018	$33,190	132.7%
Cost of revenue	39,625	10,870	28,755	264.5%
Gross profit	$18,583	$14,148	$4,435	31.3%
Gross margin	31.9%	56.6%

For the three months ended September 30, 2012, revenue increased $33,190 to $58,208 compared with $25,018 for the three months ended September 30, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood. For the three months ended September 30, 2012, cost of revenue increased $28,755 to $39,625 compared with $10,870 for the three months ended September 30, 2011. The increase in cost of revenue for the three months ended September 30, 2012 were from increases in expenses for station compensation of $9,846, broadcast rights of $5,593, revenue sharing of $5,429, news content of $4,068, employee compensation of $2,069, and costs associated with talent, contractors and production of $1,123. These increases are primarily a result of the acquisition of Westwood. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

For the three months ended September 30, 2012, gross profit increased $4,435 to $18,583 compared with $14,148 for the three months ended September 30, 2011. The increase is primarily due to the acquisition of Westwood which increased our revenue and cost of revenue.

Our gross margin declined from 56.6% for the three months ended September 30, 2011, to 31.9% for the three months ended September 30, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business. In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin. In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $3,625 to $6,859 for the three months ended September 30, 2012 compared to $3,234 for the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and stock-based compensation expense of $1,676 for the three months ended September 30, 2012. These increases were partially offset by cost reductions as a result of the 2011and 2012 Programs to reduce our workforce expense.

Other Operating Costs

Other operating costs for the three months ended September 30, 2012 increased $2,838 to $6,222 from $3,384 for the three months ended September 30, 2011. The increase is the result of higher professional fees primarily related to integration and debt financing activities (primarily accounting, legal, technology and management) of $1,518, research fees of $965, facility costs (including rent, repairs, and communications) of $529, and travel-related costs of $472, all primarily resulting from our acquisition of Westwood. These increases were partially offset by a decrease in non-income related state taxes and fees of $607.

Depreciation and Amortization

Depreciation and amortization increased $2,680 to $5,571 for the three months ended September 30, 2012 from $2,891 for the comparable period of 2011. The increase is primarily attributable to the amortization of intangible assets related to the acquisition of Westwood of $1,728 and higher depreciation expense of $1,059, also primarily as a result of the Westwood acquisition. These increases were partially offset by the absence in the third quarter of 2012 of amortization of non-compete intangible assets of $107.

Goodwill Impairment

For the three months ended September 30, 2012, we recorded a charge of $67,218 for the impairment of goodwill, as described in Presentation of Results above.

Restructuring and Other Charges

For the three months ended September 30, 2012, we recorded $1,016 for restructuring charges related to the 2012 Program, $658 for restructuring charges related to the 2011 Program, and $463 for other charges. The restructuring charges for the 2012 Program include costs associated with the reduction in our workforce levels of $635, closed facilities expenses of $366, and contract termination costs of $15. The restructuring charges for the 2011 Program include costs associated with the reduction in our workforce levels of $625, contract termination costs of $27, and costs for closed Westwood facilities of $6. The other charges of $463 are for costs of temporary office space related to the consolidation of the Westwood and Dial Global New York offices.

Transaction Costs

For the three months ended September 30, 2011, transaction costs for the Merger were $3,245, which were principally fees for professional services.

Operating Loss

The operating loss for the three months ended September 30, 2012 is $69,424, an increased loss of $70,818, compared to operating income of $1,394 for the comparable period of 2011. The increase in operating loss is the result of an increase in goodwill impairment of $67,218, compensation costs of $3,625, other operating costs of $2,838, depreciation and amortization of $2,680, and restructuring and other charges of $2,137, partially offset by increases in gross profits of $4,435 as more fully described above and the absence of the 2011 transaction costs of $3,245.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2012, is $9,084, compared to $5,674 for the three months ended September 30, 2011, an increase of $3,410, primarily from higher interest expense due to higher average levels of debt (approximately $82,300 of additional average debt balances) incurred as a result of the Merger and an increase of amortization of original issue discount and deferred financing costs of $952.

Preferred Stock Dividend

For the three months ended September 30, 2012, we recognized an expense of $234 for accrued Series A Preferred Stock dividends.

Benefit from Income Taxes

Income tax benefit from continuing operations for the three months ended September 30, 2012 is $7,587 compared to an income tax provision for the three months ended September 30, 2011 of $356. The 2012 income tax benefit from continuing operations is primarily the result of benefits of $13,591 from our third quarter 2012 loss from continuing operations before taxes of $78,742, which includes tax benefits from goodwill impairment charge of $9,354, as described in Presentation of Results above, partially offset by a valuation allowance of $6,004. The income tax provision for continuing operations for the three months ended September 30, 2011 was the result of our provision for state and local taxes and the tax amortization of goodwill, a portion of which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes was $566 for the three months ended September 30, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the three months ended September 30, 2012 increased $65,953 to $71,155 from a net loss of $5,202 for the three months ended September 30, 2011. Net loss per share for basic and diluted shares for the three months ended September 30, 2012 and 2011 was $1.25 and $0.15, respectively. Weighted average shares increased in 2012 primarily as a result of the shares issued for the Merger.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the nine months ended September 30, 2012 and 2011, respectively, are as follows:

	Nine Months Ended September 30,
	2012	2011	Change	Percent
Revenue	$181,148	$66,386	$114,762	172.9%
Cost of revenue	122,810	29,763	93,047	312.6%
Gross profit	$58,338	$36,623	$21,715	59.3%
Gross margin	32.2%	55.2%

For the nine months ended September 30, 2012, revenue increased $114,762 to $181,148 compared with $66,386 for the nine months ended September 30, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood.

For the nine months ended September 30, 2012, cost of revenue increased $93,047 to $122,810 compared with $29,763 for the nine months ended September 30, 2011. The increase in cost of revenue for the nine months ended September 30, 2012 were from increases in expenses for station compensation of $29,861, broadcast rights of $20,664, revenue sharing of $16,100, news content of $13,243, employee compensation of $7,880, and costs associated with talent, contractors and production of $4,082. These increases are primarily a result of the acquisition of Westwood. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

For the nine months ended September 30, 2012, gross profit increased $21,715, or 59.3%, to $58,338 compared with $36,623 for the nine months ended September 30, 2011. The increase is primarily due to the acquisition of Westwood which increased our revenue and cost of revenue.

Our gross margin declined from 55.2% for the nine months ended September 30, 2011, to 32.2% for the nine months ended September 30, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business. In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin. In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $11,524 to $21,766 for the nine months ended September 30, 2012 compared to $10,242 for to the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and stock-based compensation expense of $4,953 for the nine months ended September 30, 2012. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense.

Other Operating Costs

Other operating costs for the nine months ended September 30, 2012 increased $10,861 to $22,424 from $11,563 for the nine months ended September 30, 2011. The increase is the result of higher professional fees primarily related to integration activities (primarily accounting, legal, technology and management) of $4,168, research fees of $3,349, facility costs (including rent, repairs, and communications) of $2,092, travel-related costs of $2,148, increased advertising, promotional costs of $462, and greater bad debt expense of $203, all primarily resulting from our acquisition of Westwood. These increases were partially offset by the absence in 2012 of the $1,320 license fee previously due as part of our management of the 24/7 Formats business that we purchased in July 2011 and by a decrease in non-income related state taxes and fees of $645 in 2012.

Depreciation and Amortization

Depreciation and amortization increased $8,292 to $17,895 for the nine months ended September 30, 2012 from $9,603 for the comparable period of 2011. The increase is primarily attributable to the amortization of intangible assets related to the acquisition of Westwood of $6,501 and higher depreciation expense of $2,111, also primarily as a result of the Westwood acquisition. These increases were partially offset by the absence in the nine months of 2012 of amortization of non-compete intangible assets of $320.
Goodwill Impairment

For the nine months ended September 30, 2012, we recorded a charge of $67,218 for the impairment of goodwill as described in Presentation of Results above.

Restructuring and Other Charges

For the nine months ended September 30, 2012, we recorded $5,768 for restructuring charges related to the 2011 Program, $2,256 related to the 2012 Program, and other charges of $4,451. The restructuring charges for the 2011 Program include costs associated with the reduction in our workforce levels of $3,165, contract termination costs of $536, and costs of $2,067 related to closed Westwood facilities. The restructuring charges for the 2012 Program include costs associated with the reduction in our workforce levels of $1,875, closed facilities expenses of $366, and contract termination costs of $15. The other charges included charges of $3,525 in connection with a content agreement which we ceased to utilize after March 31, 2012 and charges of $926 for costs of temporary office space related to the consolidation of the Westwood and Dial Global New York offices.

Transaction Costs

For the nine months ended September 30, 2011, transaction costs for the Merger were $3,245, which were principally fees for professional services.

Operating Loss

The operating loss for the nine months ended September 30, 2012 is $83,440, an increased loss of $85,410, compared to operating income of $1,970 for the comparable period of 2011. The increase in operating loss is the result of increases in goodwill impairment of $67,218, restructuring and other charges of $12,475, compensation costs of $11,524, other operating costs of $10,861, depreciation and amortization of $8,292, partially offset by an increase in gross profits of $21,715 as more fully described above and the absence of the 2011 transaction costs of $3,245.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2012, is $27,268, compared to $16,444 for the nine months ended September 30, 2011, an increase of $10,824, primarily from higher interest expense due to higher average levels of debt (average outstanding debt was higher in the nine months ended September 30, 2012 by approximately $78,800) incurred as a result of the Merger and an increase of amortization of original issue discount and deferred financing costs of $2,843.

Preferred Stock Dividend

For the nine months ended September 30, 2012, we recognized an expense of $681 for accrued Series A Preferred Stock dividends.

Benefit from Income Taxes

Income tax benefit from continuing operations for the nine months ended September 30, 2012 is $12,722, compared to an income tax provision for continuing operations of $1,067 for the nine months ended September 30, 2011. The 2012 income tax benefit from continuing operations is primarily the result of benefits of $25,756 from losses from continuing operations before taxes of $111,389, which includes benefits from the goodwill impairment of $9,354, as described in Presentation of Results above, partially offset by the valuation allowance of $13,034. The 2011 tax provision was the result of our provision for state and local taxes and the tax amortization of goodwill, a portion of which is not presumed to reverse in a definite period of time and therefore, cannot be utilized to support our deferred tax assets.

Loss from Discontinued Operations

Our loss from discontinued operations, net of taxes was $1,626 for the nine months ended September 30, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the nine months ended September 30, 2012 increased $81,500 to $98,667 from a net loss of $17,167 for the nine months ended September 30, 2011. Net loss per share for basic and diluted shares for the nine months ended September 30, 2012 and 2011 was $1.73 and $0.50, respectively. Weighted average shares increased in 2012 primarily as a result of the shares issued for the Merger.

Cash Flow, Liquidity, and Debt as of and for the Nine Months Ended September 30, 2012

Cash Flows

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$1,327	$9,097	$(7,770)
Net cash used in investing activities	(2,874)	(13,575)	10,701
Net cash provided by (used in) financing activities	12,260	(9,151)	21,411
Net increase (decrease) in cash and cash equivalents	10,713	(13,629)	$24,342
Cash and cash equivalents, beginning of period	5,627	13,948
Cash and cash equivalents, end of period	$16,340	$319

Our net cash provided by operating activities for the nine months ended September 30, 2012 is $1,327 as compared to cash provided by operating activities of $9,097 for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities of $7,770 is due to an increase in our net loss (that included the non-cash goodwill impairment charge of $67,218), which was driven by increased restructuring costs and increased cash interest expense, net for the nine months ended September 30, 2012, and changes in deferred taxes, which is partially offset by a decrease in working capital and an increase in stock-based compensation for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in working capital is primarily due to a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities and payable to related parties for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the inclusion of the Westwood business in the 2012 period.

Our net cash used in investing activities was $2,874 for the nine months ended September 30, 2012 as compared to $13,575 for the nine months ended September 30, 2011. The decrease in cash used in investing activities for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily due to the cash transferred to the Digital Service business of $5,877 and purchase of the 24/7 Formats for $4,950 in the nine months ended September 31, 2011, and by lower cash expended on acquisition of property and equipment for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, and the proceeds from the maturity of a restricted investment for the nine months ended September 30, 2012, partially offset by the investment of $850 in a joint venture for the nine months ended September 30, 2012.

Our net cash provided by financing activities is $12,260 for the nine months ended September 30, 2012 as compared to cash used in financing activities of $9,151 for the nine months ended September 30, 2011. The increase in net cash provided by financing activities is primarily due to net borrowings under the Revolving Credit Facility of $15,400 for the nine months ended September 30, 2012 and lower repayment of debt of $5,606 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the refinancing of debt due to the Merger.

Liquidity and Capital Resources

We routinely project anticipated cash requirements, which may include potential acquisitions, capital expenditures and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, our funding requirements have been financed through cash flows from operations, borrowings on our Revolving Credit Facility, the issuance of long-term debt and the issuance of equity. At September 30, 2012, our principal sources of liquidity were our cash and cash equivalents of $16,340 and borrowing availability of $24 under our Revolving Credit Facility, which represented $16,364 in total liquidity. As of November 2, 2012, our cash and cash equivalents were $20,956 and additional borrowing availability was $24 (taking into account the $20,000 borrowed under our Revolving Credit Facility and $4,976 used for letters of credit), which represents $20,980 in total liquidity. If financing is limited or unavailable to us upon a default under our Credit Facilities, we would not have the financial means to be able to repay the debt in the event that our lenders exercise their right to accelerate such debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations. Accordingly as of June 30, 2012, we classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively in the consolidated balance sheets. On November 15, 2012, we entered into amendments and limited waivers with certain lenders under Credit Facilities, which, among other things, had the effect of waiving certain non-compliances thereunder as described in more detail below. Absent further amendments or waivers to our Credit Facilities to modify the requirements of the financial ratio covenants contained therein, we anticipate that we will not be able to comply with such covenants as of December 31, 2012, the next date on which they will be measured, and beyond.

Cash flow from operations is expected to be a principal source of funds. However, we anticipate that cash flows from operations and cash presently on hand will not be sufficient to fund our future cash requirements, including scheduled interest and scheduled principal payments on our outstanding indebtedness and projected working capital needs. This is due in large part to the significantly lower sales we have thus far generated for the fourth quarter, which we anticipate will significantly lower the cash receipts we customarily collect in the first quarter. Our drop in liquidity is further impacted in the near term by the fact that we have several large payments due under certain significant contracts in the fourth quarter of 2012, in the first quarter of 2013 and the first half of April 2013.  Accordingly, management presently anticipates that we will be dependent, for the near future, on additional debt or equity capital from third parties to fund our operating expenses. There can be no assurance that such capital will be obtained on terms acceptable to us or at all.

Existing Indebtedness

As of September 30, 2012, our existing debt totaled $282,197 and consisted of $144,855 under the First Lien Term Loan Facility, net of original issue discount, $82,868 under the Second Lien Term Loan Facility, net of original issue discount, $34,474 under PIK Notes and $20,000 under the First Lien Revolving Credit Facility (not including $4,976 of letters of credit issued under the First Lien Revolving Credit Facility). Based on current rates, the annual rates of interest currently applicable to the Credit Facilities are: 8.0% on the First Lien Term Loan Facility, 8.75% on the Revolving Credit Facility and 13.0% on the Second Lien Term Loan Facility. The PIK Notes are unsecured and accrue interest at the rate of 15.0% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

During the nine months ended September 30, 2012, we borrowed $15,400, net of repayments, under the Revolving Credit Facility and repaid $2,907 of the First Lien Term Loan Facility. Under the terms of the First Lien Term Loan Facility, we must make repayments totaling $6,781 within the next twelve months. Such are included in the current portion of long-term debt in the consolidated balance sheets.

As part of the amendments and limited waivers to our Credit Agreements entered into on November 15, 2012, certain non-compliances thereunder were waived, including the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012, the last date on which such covenants were measured. As part of the amendment to the Second Lien Credit Agreement, our obligation to make the approximately $2,800 interest payment due on November 9, 2012 in cash was amended to be payable in kind. In the absence of these amendments and limited waivers, we would have breached these covenants and obligations.
If we are unable to obtain further amendments to our Credit Facilities to modify the requirements of the financial ratio covenants contained therein and certain other terms thereof, depending on our future results, management cannot assure that we will be in compliance with the terms of the Credit Facilities in subsequent periods in 2013 or thereafter absent additional debt or equity capital from third parties. The discussions with our lenders to date have contemplated a more comprehensive amendment to our Credit Facilities to better position the Company to achieve compliance with the terms of its Credit Agreements in the future and the aforementioned waiver is intended to provide the parties further opportunity to continue these negotiations.
There can be no assurance, however, that the lenders under the Credit Facilities will agree to amend the Credit Facilities in the manner we seek, on terms acceptable to us, or at all. As a result, it is possible that we will not be in compliance with the terms of the Credit Facilities in future periods, which would result in an event of default under the Credit Facilities. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such defaults under our Credit Facilities which remain uncured and unwaived, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws. If one or more of foregoing events were to occur, this would raise substantial doubt about the Company's ability to continue as a going concern.

For further detail regarding our long-term debt instruments, please refer to Note 9 — Debt to the Consolidated Financial Statements, as well as the “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in our 2011 Form 10-K.

Critical Accounting Policies

The preparation of our interim financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the interim financial statements, we utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry.

There have been no material changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

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

Risks Related to Our Business and Industry

While we have entered into amendments and limited waivers with the lenders under our Credit Facilities with respect to certain historical instances of non-compliance through December 14, 2013, we currently anticipate that we will breach certain provisions of our Credit Facilities in the future, including certain of our financial ratio covenants for the quarters ending December 31, 2012 and beyond, if we do not obtain an amendment and/or waiver of such provisions or, with respect to the financial ratio covenants, an equity cure. In the event of such breaches, we would default under our Credit Facilities, which would have a material and adverse effect on our business continuity and our financial condition if our lenders exercised their available remedies under the underlying debt instruments and the law.

As discussed elsewhere in this report, we are operating in an uncertain economic environment, where the pace of an advertising recovery is unclear and our results of operations have been adversely affected as a consequence. On November 15, 2012, we entered into amendments and limited waivers with the lenders under our Credit Facilities, which, among other things, had the effect of waiving certain non-compliances thereunder, including the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012, the last date on which such covenants were measured and in the case of the Second Lien Credit Agreement, the obligation to make the approximately $2,800 interest payment due on November 9, 2012 in cash was amended to be payable in kind. In the absence of such amendments and limited waivers, we would have breached these covenants and obligations.
Based on our current financial projections, we currently anticipate that we will breach certain of our financial ratios (including our debt leverage and interest coverage covenants) for the quarter ended December 31, 2012 and that we may have insufficient liquidity to make all required interest and amortization payments under our Credit Facilities during future periods. Such expected non-compliance is a result of several factors, including significantly increased softness in the economy and those portions of the advertising marketplace in which we participate, which had a significant impact on our sales for the fourth quarter.

In addition, if we are unable to obtain further amendments to our Credit Facilities to modify the requirements of the financial ratio covenants contained therein and certain other terms thereof, depending on our future results, management cannot assure that we will be in compliance with the terms of the Credit Facilities in subsequent periods in 2013 or thereafter absent additional debt or equity capital from third parties.

There can be no assurance that the lenders under the Credit Facilities will agree to amend the Credit Facilities in the manner we seek, on terms acceptable to us, or at all. As a result, it is possible that we will not be in compliance with the terms of the Credit Facilities in future periods, which would result in an event of default under the Credit Facilities. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such defaults under our Credit Facilities which remain uncured, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. In addition, as is common for commercial contracts in our industry, certain of our material programming agreements could be terminated by counterparties in the event of our insolvency or of certain defaults under our Credit Facilities.  As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws.

We have significantly increased the amount of our indebtedness and have limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not improve.

At the time of the Merger, we entered into a $155,000 First Lien Credit Agreement; an $85,000 Second Lien Credit Agreement, and a $25,000 revolving credit facility which was fully drawn as of September 30, 2012 (including $20,000 of borrowed funds and $4,976 in letters of credit used as security on various leased properties and issued thereunder) (collectively our "Credit Facilities"). We also issued $30,000 in aggregate principal amount of PIK Notes (which had accrued PIK interest in the amount of $4,474 as of September 30, 2012). As of September 30, 2012, we had a total of $282,197 of indebtedness ($152,093 under the First Lien and $85,000 under the Second Lien), net of the unamortized original issue discount of $9,370. Our ability to service our debt for the next twelve months in accordance with its current terms is uncertain and depends on our future financial performance and obtaining additional debt or equity financing or an amendment and/or waiver to our Credit Facilities.  Our Credit Facilities include, in addition to our financial covenants, substantial non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimal baskets. If our operating results continue not to meet our earnings objectives or decline further and we are unable to raise new sources of liquidity (whether through additional indebtedness or an issuance of equity), we will lack sufficient liquidity to operate our business in the ordinary course or service our debt, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under our Credit Facilities, we would be in default under the terms of the agreements governing our Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and would materially impair our financial condition and liquidity.

We have a history of losses from continuing operations, which we believe was most recently exacerbated by the economic downturn and competitive factors, and there can be no assurance that our performance will improve, even after taking into account our Merger with Westwood, which also had a history of operating losses.  If we were to incur further operating losses, we could lack sufficient funds to continue to operate our business in the ordinary course.

Our operating results have been significantly affected by the economic downturn that commenced in 2008.  Since the economic downturn in 2008, advertisers and the agencies that represent them have exerted downward pressure on advertising rates and in certain instances, requested steep percentage discounts on ad buys and increased levels of inventory, re-negotiated booked orders or released advertising funds much later in the cycle.  More recently, we believe our 2012 results were adversely impacted by late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.  The advertising marketplace generally and in a soft economy, has been difficult to predict.  Advertisers' demands and advertising budgets have not improved to pre-recession levels as many businesses address their own internal challenges, and seek to maintain maximum budget flexibility, which has negatively impacted our operating performance.  If, among other things, a double-dip recession were to occur, the advertising marketplace does not become more stable and predictable, we continue to face increased competition or we are unable to restore the value of our news/talk programming inventory, including by bringing back advertisers into such programming, then our financial position could worsen, including to the point where, in the absence of obtaining further amendments to our Credit Facilities, we could lack sufficient liquidity to continue to operate our business in the ordinary course.

The cost of our indebtedness is substantial, which further affects our liquidity and could limit our ability to implement our business plan.

As described above, in connection with the Merger, we entered into a $155,000 First Lien Credit Agreement which currently bears interest at a variable rate currently set at 8.0% per annum; an $85,000 Second Lien Credit Agreement which currently bears interest at a variable rate, currently set at 13.0% per annum, $30,000 in aggregate principal amount of PIK Notes outstanding which bear interest at 15.0% per annum and a $25,000 revolving credit facility that currently bears interest at a variable rate, currently at 8.75% per annum. As of September 30, 2012, we had a total of $282,197 of indebtedness (not including total outstanding letters of credit of $4,976). At current interest rates, the average annual interest expense on our current debt over the next four years is approximately $34,000 per year (compared to approximately $23,200 in interest expense in 2011 for our long-term debt, excluding prepayment penalties and accelerated amortization of deferred costs). Further, the interest on our debt is variable such that at September 30, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,350 ($820 after tax), based on our exposure to interest rate changes on debt that is not covered by swaps. As required by the terms of the First Lien Credit Agreement, we are required to pay down $3,875, $7,750, $11,625, and $15,500 of our first lien debt during 2012, 2013, 2014 and 2015, respectively. Additionally, beginning in 2013 (within 5 business days of the delivery of our 2012 annual financial statements), under the First Lien Credit Agreement, we will be required to pay down an amount equal to (x) 75% of the Excess Cash Flow (as defined in such agreement) for the preceding fiscal year less (y) any voluntary (optional) prepayments during such fiscal year or voluntary prepayments of revolving loans and swing loans during such fiscal year to the extent that such loans were permanently and concurrently reduced thereby. If the economy does not meaningfully improve or improve on a more consistent basis and our financial results continue to come under pressure as a result or for any other reason, or the variable interest rates on our debt increase, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs would, in such event, likely be adversely impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or secure rights to name-brand or popular programming (or develop new services), or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business, our financial condition and our results of operations.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio's owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. There can be no assurance that CBS Radio will maintain audience and clearance levels and these higher levels mean our station compensation payable to CBS Radio has been significantly increased. While our arrangement with CBS Radio is scheduled to continue through 2017, there can be no assurance that such arrangement will not be breached by either party prior to 2017 or that either party will not seek to amend or modify the terms of such arrangement. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

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

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee therefor (particularly sports programs and high-profile talent) is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees, which in this economic environment is not always possible. In addition, if we are unable to comply with our obligations under our programming agreements, our counterparties could terminate such agreements. While the recent Merger has diversified our business and provided us with a wider array of programming and services, our failure to obtain or retain rights to popular content including as a result of our failure to comply with our programming agreements, would materially and adversely affect our operating results.

We recognized impairment charges in the third quarter and may recognize additional such charges in the future, which could adversely affect our results of operations and financial condition.

We evaluate our goodwill for impairment at least annually, and more often when changes in circumstances indicate an impairment may have occurred. We recognize an impairment charge if the carrying value of our goodwill exceeds its estimated fair value. In assessing fair value, we rely primarily on a discounted cash flow model and other generally accepted valuation methodologies. In our assessment, we consider qualitative factors including, but not limited to, general economic conditions, our outlook for business activity, our recent and forecasted financial performance and the price of our common stock. These analyses necessarily rely on the judgments and estimates of management, which involve inherent uncertainties. The estimated fair value of our goodwill may be adversely affected by a number of factors, including changes in market conditions, the effects of a general economic slowdown, operational performance, fluctuations in the price of our common stock and other unanticipated events and circumstances. In such event, the assumptions used to calculate the fair value of goodwill could be negatively affected and could result in an impairment of our goodwill. When we are required to recognize an impairment charge, it is recorded as an operating expense in the period in which the carrying value exceeds the fair value.

Although we have done substantial work, we were not able to complete this impairment test by November 15, 2012. However, we have recorded an estimated goodwill impairment charge of $67,218 for the three and nine months ended September 30, 2012. We intend to complete this analysis and reflect any modifications in our annual consolidated financial statements for the year ended December 31, 2012. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our goodwill, it is possible a material change could occur in the future. We will continue to conduct impairment analyses of our goodwill on a regular basis, and we would be required to take additional impairment charges in the future if any recoverability assessments thereof reflect estimated fair values which are less than our recorded values, and such charges could be significant. Further impairment charges with respect to our goodwill could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Our Common Stock

Concurrently with this filing, we are notifying NASDAQ of our intention to delist our Class A common stock from the NASDAQ Global Market on which it currently trades, which could affect its liquidity and market price.

Our Class A common stock (hereafter, common stock) presently trades on the NASDAQ Global Market, however, our Board has approved the delisting of our Class A common stock from that exchange and management is implementing such a delisting.  Accordingly, you are cautioned that our common stock will not continue to trade on the NASDAQ Global Market for much longer.

Concurrently with the filing of this report, we are notifying the NASDAQ Global Market of our intention to delist our common stock.  On or about ten days after the delivery of such notice, we will file with the SEC a Form 25 relating to the delisting.  This Form 25 filing will become effective ten days after its filing and we would expect that our common stock would thereafter cease trading on the NASDAQ Global Market and that, if one or more market makers determine to make a market in our common stock, our common stock would begin trading in the Pink Sheets at or around that time.

If our common stock trades in the Pink Sheets, there can be no assurance that an active trading market will be maintained.  A delisting could therefore adversely affect the liquidity of our common stock.  In addition, even if market makers make a market in our common stock, there can be no assurance that they will continue to do so indefinitely or that trading in our common stock will continue on the Pink Sheets or elsewhere.  In addition, the delisting of our common stock could adversely affect our stock price.

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

At September 30, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,350 ($820 after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the interest rate cap contracts we entered into in January 2012. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

We have three customers that accounted for approximately 29% and 16% of accounts receivable at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we do not believe that these accounts receivable or our other accounts receivable represent a significant concentration of credit risk as we have not experienced significant losses related to our receivable balances and do not expect future uncollectible amounts related to our accounts receivable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer, our Chief Financial Officer and our Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 (the “Evaluation”). Based upon the Evaluation, our Co-Chief Executive Officers, our Chief Financial Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of September 30, 2012 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. They also concluded that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers, our Chief Financial Officer and our Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of our Co-Chief Executive Officers, our Chief Financial Officer and our Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 and concluded that it is effective as of such date.

Changes in Internal Control over Financial Reporting

We are completing the process of implementing a new financial and reporting system as part of a plan to integrate and upgrade our operational and financial systems and processes as a result of our Merger with Westwood. We expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization. The implementation of our new general ledger system was completed in the first quarter of 2012. We are continuing to develop and enhance the operational and financial systems during the fourth quarter of 2012. We have followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. We have conducted post-implementation monitoring and process modifications to ensure the effectiveness of our internal control over financial reporting, and have not experienced any significant difficulties to date in connection with the implementation or operations of the new financial system. As we continue to implement the new system, we will experience certain changes to our processes and procedures, which in turn will result in changes in internal controls over financial reporting. There were no other changes in our internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not purchase any of our common stock and we do not intend to repurchase any shares for the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased in Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2012 to 7/31/2012	—	N/A	—	—
8/1/2012 to 8/31/2012	—	N/A	—	—
9/1/2012 to 9/30/2012	—	N/A	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

As discussed in this report, concurrent with filing this report, we have notified the NASDAQ Global Market of our intention to delist our Class A common stock from such market, which action our Board of Directors initially authorized management to take on November 2, 2012 and which action management determined on November 14, 2012 to implement. On approximately November 26, 2012, we anticipate filing with the SEC a Form 25 relating to the delisting, which would become effective ten days after its filing (approximately December 6, 2012). The next business day (approximately December 7, 2012), we would expect that our common stock would cease trading on the NASDAQ Global Market  and, if one or more market makers commit to make a market in our common stock, we would expect that our common stock would begin trading in the Pink Sheets at or around that time.

Additionally, Edward A. Mammone, our Chief Accounting Officer, has notified the Company of his resignation, effective November 30, 2012.  Mr. Mammone is leaving to pursue another opportunity.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Second Amendment and Limited Waiver to Credit Agreement, entered into as of November 15, 2012 with the lenders party thereto
10.2*	Second Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of November 15, 2012, with the lenders party thereto
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ JEAN B. CLIFTON
Name: Jean B. Clifton
Title: Chief Financial Officer

Date: November 15, 2012

By: /S/ EDWARD A. MAMMONE
Name: Edward A. Mammone
Title: Chief Accounting Officer

Date: November 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Second Amendment and Limited Waiver to Credit Agreement, entered into as of November 15, 2012 with the lenders party thereto
10.2*	Second Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of November 15, 2012, with the lenders party thereto
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.