Form 10-Q/A
period 2012-09-30
DIAL GLOBAL, INC. /DE/
filed 2012-11-20
CIK 771950

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

(212) 967-2888
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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on November 15, 2012, is to furnish a revised Exhibit 10.1, from which certain lender signature pages were inadvertently omitted in our original 10-Q filing. Other than adding these two signature pages, no other changes were made.

No changes have been made to the Form 10-Q other than the re-furnishing of Exhibit 10.1 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ MELISSA GARZA
Name: Melissa Garza
Title: General Counsel

Date: November 20, 2012

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1***	Second Amendment and Limited Waiver to Credit Agreement, entered into as of November 15, 2012 with the lenders party thereto
10.2*	Second Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of November 15, 2012, with the lenders party thereto
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from Dial Global, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations, for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012, and (v) Notes to Consolidated Financial Statements.

*	Previously filed.

**	Previously furnished

***	Furnished herewith.