Form 10-Q/A
period 2012-06-30
DIAL GLOBAL, INC. /DE/
filed 2013-01-10
CIK 771950

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note

The sole purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission on August 14, 2012, is to furnish revised Exhibit 31.2 and 32.2, to correct the conflicting identification of our chief financial officer as both Hiram M. Lazar and Jean B. Clifton through what was an inadvertent typo. Jean B. Clifton was then, and is, the Chief Financial Officer. Other than changing the conflicting identification, no other changes were made.

No changes have been made to the Form 10-Q other than the re-furnishing of Exhibits 31.2 and 32.2 described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL GLOBAL, INC.

By: /S/ MELISSA GARZA
Name: Melissa Garza
Title: General Counsel

Date: January 10, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.a*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Previously furnished

***	Furnished herewith.