Form 10-K
period 2012-12-31
DIAL GLOBAL, INC. /DE/
filed 2013-04-01
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14691
DIAL GLOBAL, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Delaware	95-3980449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 West 42nd Street
New York, NY 10036
(212) 967-2888
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $17,939,000 based on the last reported sales price of the registrant’s common stock on June 29, 2012 and assuming solely for the purpose of this calculation that all directors and officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding as of March 22, 2013 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,794,323; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01per share: 9,691.374.

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

Our Board of Directors consists of nine directors, including Chairman Neal Schore, CEO Spencer Brown, two employees of each of our major stockholders, Oaktree Capital Management, L.P. ("Oaktree") and The Gores Group, LLC ("Gores"), and three directors (Peter Murphy, Jules Haimovitz and Mel Ming) who are deemed “independent” pursuant to NASDAQ rules and regulations. Our directors have distinguished careers in the media and entertainment industry and/or in finance. Funds managed by Oaktree (through its ownership of Triton Media Group, LLC ("Triton")) and Gores (directly or indirectly) own approximately 44% and 31%, respectively, of our outstanding common stock as of December 31, 2012. In connection with the recapitalization described below, our Board of Directors will be re-constituted on the effective date thereof and reduced from nine to seven directors. Also as announced on March 19, 2013, effective April 5, 2013, Paul Caine will become our CEO. It is also anticipated that when the Board is re-constituted, Mr. Caine will replace Mr. Brown on the Board.

On December 6, 2012, we voluntarily delisted our common stock from the NASDAQ Global Market.  Our common stock currently trades on the Over the Counter Bulletin Board Pink Sheets.

Recapitalization

Following waivers in November and December of 2012, on January 15, 2013, we entered into a Third Limited Waiver to Credit Agreement (the “January First Lien Waiver”) with the administrative agent and certain lenders under the First Lien Credit Facility and a Fourth Amendment and Limited Waiver to Second Lien Credit Agreement (the “January Second Lien Waiver” and together with the January First Lien Waiver, the “January Waivers”) with the administrative agent and certain lenders under the New Second Lien Term Loan Facility, pursuant to which such lenders agreed, among other things, to amend certain provisions of the Credit Facilities and extend the waiver periods with respect to certain events of noncompliance under the Credit Facilities to February 28, 2013. In addition, pursuant to the January Second Lien Waiver, and subject to the terms and conditions set forth therein, certain of the lenders party thereto agreed to provide us with supplemental borrowing capacity of up to $5,000 under a new Second Lien Term Loan Facility (the “Supplemental Facility”), which was to mature on February 28, 2013. Also on January 15, 2013, in connection with the January Waivers, we entered into a Third Amendment to Intercreditor Agreement implementing the provisions of the January Waivers and the Supplemental Facility.

On February 28, 2013, we entered into a Fourth Limited Waiver to Credit Agreement and Restructuring Support Agreement (the “February First Lien Waiver”) with the administrative agent and certain lenders under the First Lien Credit Facility and a Fifth Amendment and Limited Waiver to Second Lien Credit Agreement and Restructuring Support Agreement (the “February Second Lien Waiver” and together with the February First Lien Waiver, the “February Waivers”) with the administrative agent and certain lenders under the Second Lien Term Loan Facility pursuant to which the lenders party thereto agreed to, among other things, amend certain provisions of the Credit Facilities and extend their respective waiver periods with respect to certain events of noncompliance under the Credit Facilities to April 16, 2013 or such earlier date on which the February Waivers expire pursuant to their terms. In addition, pursuant to the February Second Lien Waiver the lenders party thereto agreed to extend the maturity date of the Supplemental Facility to April 16, 2013 or such earlier date on which the obligations under the Supplemental Facility are automatically accelerated, including upon the occurrence of an event of default. Also on February 28, 2013, in connection with the February Waivers, we entered into a Fourth Amendment to Intercreditor Agreement, implementing the provisions of the February Waivers and the Supplemental Facility.

On February 28, 2013, we also signed agreements with our lenders and certain of our stockholders agreeing to recapitalize our existing credit facilities, other obligations and equity interests.

As part of the recapitalization, we have entered into, among other agreements, (1) an Amended and Restated Credit Agreement (the “A&R First Lien Credit Agreement”) dated as of February 28, 2013, by and among the Company, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders party thereto, (2) an Amended and Restated Second Lien Credit Agreement (the “A&R Second Lien Credit Agreement”) dated as of February 28, 2013, by and among the Company, Cortland

Capital Market Services LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Lenders”), and (3) a Priority Second Lien Credit Agreement (the “Priority Second Lien Credit Agreement”; together with the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement, the “New Credit Agreements”) dated as of February 28, 2013, by and among the Company, Cortland Capital Market Services LLC, as administrative agent and collateral agent, and the lender party thereto (the “Priority Second Lien Lender”). Each of the New Credit Agreements is expected to become effective on or around April 16, 2013. However, the effectiveness of each of the New Credit Agreements is subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), and there can be no assurances that we will be able to satisfy or obtain waiver of such conditions precedent.

Upon the effectiveness of such agreements, the recapitalization provides for, among other things, (1) a $15,000 paydown of our existing First Lien Term Loan Facility and Revolving Credit Facility, (2) the restructuring of approximately $93,000 in second lien obligations which includes (A) the continuation of a $30,000 term loan (to be issued in two tranches) that matures five years after the expected closing of the recapitalization, (B) the exchange of approximately $63,000 in remaining obligations under the existing Second Lien Term Loan Facility for a new series of our preferred stock, pursuant to which the holders of preferred stock will be granted certain corporate governance rights (including certain “negative controls” and the right to designate 3 of 7 members of our Board of Directors), and (C) the issuance to the Second Lien Lenders of penny warrants to purchase 12.0% of our common stock in connection with the exchange of a portion of the existing second lien obligations for preferred stock (which warrants will be exercisable at various dates after the recapitalization if we do not retire the $30,000 second lien term loan and the preferred stock held by such Second Lien Lenders prior to certain specified dates), and (3) the issuance to the Priority Second Lien Lender of penny warrants to purchase 7.5% of our common stock exercisable immediately following the consummation of the recapitalization in consideration for such lender's agreement to provide $31,500 through a new term loan facility. In addition, the holders of our PIK Notes and our existing Series A Preferred Stock are expected to exchange their PIK Notes and existing Series A Preferred Stock for our Common Stock pursuant to various subscription and exchange agreements, and Triton and Gores are expected to purchase, directly or indirectly, $16,500 of additional shares of our equity securities, in each case, on terms to be determined. As part of the recapitalization, it is anticipated that the Company will create a management incentive plan for approximately 10-15% of its then outstanding equity.
As indicated above, if the recapitalization closes on April 16, 2013, our Board will be reduced from nine to seven directors. Because our Amended and Restated Certificate of Incorporation (which will be filed and become effective upon the closing of the recapitalization) does not require that we have independent directors and because we are no longer listed on NASDAQ (which required that our Audit Committee be comprised solely of independent directors), our Board may not have any independent directors after the closing of the recapitalization.

Radio Business

We are organized as a single business segment, which is our Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,400 radio stations nationwide including representing/selling audio content of third-party producers. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats (the "24/7 Radio Formats"), prep services, jingles and imaging. We have no operations outside the United States, but sell to customers outside of the United States. A more complete description of our programs and services is described under “Operations” below.

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

We are headquartered in New York City, with broadcast facilities (from which we create, produce and distribute our programming and services) in New York, Washington, D.C., the greater Los Angeles metropolitan area, Dallas (TM Studios) and Denver (primary location for our 24/7 Radio Formats). We have regional sales offices throughout the country, including in the foregoing locations and Atlanta, Chicago, Detroit, Miami, Nashville, San Francisco and Seattle.

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

•
Advertisers/Agencies. We offer advertisers (and the advertising agencies that represent them) sales networks with nationwide market coverage and broad demographic targeting given our broad range of programming and services. With over 8,400 radio stations as our customers, covering all top 100 markets and reaching over 225 million listeners, we help ensure advertisers that their messages are heard nationwide by the listeners they are seeking.

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

Long-Standing Relationships

As part of providing our customers with compelling content, we manage key programs and partnerships, some of which date back several decades. We have partnered (either directly or through our relationship with CBS) with the National Football League (NFL) as its network radio primetime partner since 1988 and with the National Collegiate Athletic Association (NCAA) to be the exclusive radio provider of certain NCAA Championship games, including “March Madness” and the Men's NCAA Basketball Championship Tournament, since 1981. In 2013 we will celebrate our 58th year broadcasting the Masters Tournament and 2012 was our 13th broadcast of the Olympic Games since 1988. We have been the exclusive radio network distributor of CBS News since 1994 and of NBC since 1987. In Entertainment and Talk, we have partnered with the National Academy of Recording Arts & Sciences and the GRAMMYS since 1998.

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

Operations

Programs

Dial Global maintains leadership positions in a range of programming categories, supported by a diverse portfolio of iconic brand partners that reach over 200 million listeners. This portfolio includes, but is not limited to the following:

•	Sports: NFL, NCAA Football and Basketball, the Masters, the Olympic Games and Motor Racing Network (NASCAR and ISC);

•	News: CBS, NBC, CNBC and AP Radio;

•	Music, Events and Entertainment: GRAMMYS, Academy of Country Music Awards, John Tesh and The Lia Show;

•	Talk: Charles Osgood, Dennis Miller, Ed Schultz, Stephanie Miller and Clark Howard; and

•
24/7 Radio Formats: Our radio programmers and consultants provide a broad menu of 14 music formats (e.g., country, AC, contemporary, rock) to 1,550 radio stations which include programming 24 hours a day, 7 days a week. We call this a “turn-key” service because a radio station obtains a complete, ready-to-use service, including music, personalities, promotions and imaging, which a station may customize based on its needs and preferences. The service is adaptable and a station can use as much or as little as it desires to complement its local programming or enhance its overnight and weekend programming.

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

Digital. Our digital properties consist of 17 owned and operated websites including Charles Osgood (www.osgoodfile.com), Dennis Miller (www.dennismillerradio.com) and Dial Global Sports (www.dialglobalsports.com). In 2013, we broadcasted our NCAA March Madness play-by-play coverage online at www.dialglobalsports.com. Our top programs have mobile applications and our network of personalities has over 1.5 million people signed up for our social media accounts on Twitter, Facebook and Google+. We also represent (i.e. perform ad sales) Triton Digital (including Slacker Radio), Jango, 8tracks, Digitally Imported and many other audio streamers.

Radio Voodoo. Our Interactive Voice Response (IVR) phone system helps radio stations answer the phones and facilitates call-ins, contesting, text messaging and polling. The system can be customized to be format and demo specific and assists stations in providing information their listeners are interested in hearing.

Based on Arbitron's Fall 2012 ratings book, Dial Global reaches more than 225 million weekly consumers. (Source: Arbitron Fall 2012 Nationwide, Persons 12+ Weekly Cume Audience).  The Arbitron data and report quoted herein is copyrighted by Arbitron and is subject to all limitations and qualifications disclosed in such report.

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

Competition

In the markets in which we operate, we compete for advertising revenue with other radio networks and other forms of communications media, including network and cable television, digital, out-of-home, direct response, print and point-of-sale.

As the radio industry has consolidated, companies owning large groups of stations have competing radio networks, which have resulted in increased competition for local, regional, national and network radio advertising expenditures. Our primary competitors are Clear Channel's Premiere Radio Networks division and Cumulus Media. To a lesser degree, we also compete against smaller regional peers in certain of our markets. Unlike our primary competitors, we do not own radio stations and are an independent radio network that is not affiliated with or controlled by a major media company. This operating model affords us distinct advantages, including the ability for us to provide our primary competitors with programming content and services. We market our programs to radio stations (affiliates) that we believe will have the largest and most desirable listening audience for our programs. Given the breadth of our programming, we routinely have different programs airing in the same time frame on multiple stations in the same geographic market. As a result we have a diversified group of radio stations that carry our programming formats (news, sports, music, entertainment and talk) from which national advertisers and radio stations may choose. Since we produce and distribute many of the programs that we syndicate, we are able to respond effectively and efficiently to the preferences and needs of our advertisers and radio station clients.

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

CBS Agreement

Our Master Agreement with CBS Radio documents a long-term distribution arrangement in which CBS Radio will broadcast certain of our commercial inventory through March 31, 2017 in exchange for certain programming and/or cash compensation. This agreement is particularly important to us given our competitors have guaranteed and varied distribution channels. As an independent radio network we provide programming to all major radio station groups, however, our extended affiliation agreements with most of CBS Radio's owned and operated radio stations provide us with guaranteed distribution to a significant portion of audience that we sell to advertisers in top radio markets which helps us compete with our competition, some of whom own hundreds of stations. As part of the recapitalization described in Note 17 — Subsequent Event to the Consolidated Financial Statements below, on March 8, 2013, we and CBS entered into an amendment to certain terms of our Master Agreement, News Programming Agreement, Technical Services Agreement and Affiliation Agreement. As part of such amendment, we agreed to give back commercial inventory on certain stations to CBS in return for a corresponding reduction to our station compensation, negotiated the reduction of certain fees, eliminated certain fee escalators payable to CBS and eliminated and/or modified certain rights to adjust station compensation for changes in audience. Additionally, we agreed to provide certain CBS stations with a right of first refusal to certain of our programming. This amendment is expected to become effective on or around April 16, 2013, subject to the satisfaction or waiver of certain conditions precedent set forth in the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other recapitalization transaction documents. There can be no assurances that the recapitalization will be consummated on the terms described herein, or at all, and if such recapitalization were not consummated, this amendment with CBS would not become effective.

Government Regulation

Radio broadcasting and station ownership are regulated by the Federal Communications Commission (the “FCC”). As a producer and distributor of radio programs and information services, but not an owner and operator of radio stations, we are generally not subject to regulation by the FCC.

Employees

On December 31, 2012, we had approximately 515 employees, including approximately 90 part-time employees. In addition, we maintain continuing relationships with numerous independent writers, program hosts, technical personnel and producers. Approximately 60 of our employees are covered by collective bargaining agreements. We believe relations with our employees, unions and independent contractors are good.

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

For a more detailed description of the agreements including the credit facilities entered into in connection with the Merger, see Note 3 — Acquisition of Westwood One, Inc. to the Consolidated Financial Statements contained herein.

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

The consolidated statements of operations and comprehensive loss and cash flows in this report include the results of Westwood from October 22, 2011 to December 31, 2011 and the full year results for 2012. The consolidated balance sheet as of December 31, 2011 includes the Westwood preliminary purchase accounting balances acquired in the Merger.

Digital Services Business Spin-Off

The Digital Services business provided streaming, measurement, advertising management and monetization and audience engagement solutions, which covered database, audience and web management systems, to thousands of radio stations worldwide.
As described in more detail under Note 15 — Discontinued Operations to the Consolidated Financial Statements, on July 29, 2011, the then Board of Directors approved a spin-off of the Digital Services business to a related entity owned by our sole shareholder at that time. For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States.

Available Information

We are a Delaware corporation. (Westwood was re-incorporated in Delaware on June 21, 1985.) Our current and periodic reports filed electronically with the Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through our Internet website at www.dialglobal.com; directly from us in print at no charge and upon request to Dial Global, Inc., 220 West 42nd Street, New York NY, 10036, Attn: Secretary or from the SEC's website at www.sec.gov free of charge after we file these reports with the SEC. Additionally, any reports or information that we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You may also obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2012 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation and be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described in more detail below, our operating revenue in 2012, in particular in the fourth quarter, was significantly below our financial projections for such period, which had a significant adverse effect on our results from operations and resulted in a net loss of $146,692 for the year ended December 31, 2012, including a goodwill impairment of $92,194. We also encountered significant liquidity issues and without the amendments and waivers from our lenders, which allowed us to pay the interest on our Second Lien Credit Agreement in kind and the deferral of certain vendor payables, we would not have had sufficient liquidity to operate our business. As a result, we entered into several amendments and limited waivers to our existing Credit Agreements to avoid breaching certain covenants and other obligations under such agreements and made certain interest payments in kind, instead of in cash. If our recapitalization does not close in mid-April as anticipated, absent additional waivers and amendments, we will default under our Credit Facilities, which defaults if left uncured, will allow our lenders to declare all our outstanding indebtedness to be due and payable and pursue all available remedies available to them under our Credit Agreements and at law. Further, even if our recapitalization does close as expected, we must generate sufficient cash flow from operations to support our daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. If our results do not meet our financial projections, we cannot ensure that we will be able to satisfy our new (post-recapitalization) covenants over the next twelve months or have sufficient liquidity to meet our payment obligations to our lenders and other third parties. As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern.

While we have entered into amendments and temporary limited waivers with the lenders under our Credit Facilities with respect to certain historical instances of non-compliance and certain expected instances of non-compliance through April 16, 2013, we currently anticipate that we will breach certain provisions of our Credit Facilities in the future, including certain of our financial ratio covenants for the quarters ending June 30, 2013 and beyond, if we do not satisfy or obtain waiver of the conditions precedent to the effectiveness of the New Credit Agreements (as hereinafter defined) and other transaction documents.  In the event of such breaches, we would default under our existing Credit Facilities, which would have a material and adverse effect on our business continuity and our financial condition if our lenders exercised their available remedies under the underlying debt instruments and the law.

As discussed above and elsewhere in this report, our operating results significantly underperformed against our financial projections in 2012, particularly in the fourth quarter. On November 15, 2012, December 14, 2012, January 15, 2013 and February 28, 2013, we entered into amendments and limited waivers with the lenders under our Credit Facilities, which, among other things, had the effect of waiving for a limited period of time certain historical non-compliance and certain expected instances of non-compliance with certain covenants thereunder. Such included the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012 and December 31, 2012, the last date on which such covenants were measured in 2012, our obligation to comply with our debt leverage and interest coverage covenants as of March 31, 2013, and in the case of the Second Lien Credit Agreement, the obligation to make the $2,824 interest payment due on November 9, 2012 in cash was amended to be payable in kind. In the absence of such amendments and limited waivers, we would have breached these and certain other covenants and obligations. Our obligation under the Second Lien Credit Agreement to make an interest payment of $2,981 on February 11, 2013 was also amended to be payable in kind. Such non-compliance was a result of several factors, including our 2012 results from operations. Such results were adversely impacted by late cancellations by advertisers that were greater than previous years and closer to air date than in previous periods; competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors; and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

Based on our current financial projections, we currently anticipate that we will breach certain of our financial ratios (including our debt leverage and interest coverage covenants) for the quarter ended March 31, 2013 and that we may have insufficient liquidity to make all required interest and amortization payments under our Credit Facilities during future periods. The latter will largely depend on whether we are able to “reverse course” and contrary to 2012, meet our financial projections for 2013.

On February 28, 2013, we entered into the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement which amend and restate our existing Credit Facilities and provide permanent waivers of certain of the non-compliances mentioned above with respect to the First Lien Credit Agreement and Second Lien Credit Agreement. In addition, we also entered into the Priority Second Lien Credit Agreement and certain other transaction documents. However, the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and other transaction documents are subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), on Tuesday, April 16, 2013.

For further detail regarding the February 28, 2013 transactions, including the New Credit Facilities entered into in connection therewith, please refer to Note 17 — Subsequent Event to the Consolidated Financial Statements.

There can be no assurance that we will be able to satisfy or obtain waiver of the conditions precedent to the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents. As a result, it is possible that such agreements will not become effective, the temporary waivers of the non-compliances mentioned above with respect to the First Lien Credit Agreement and Second Lien Credit Agreement will be terminated, such non-compliances will become events of default under the Credit Facilities at such time and we will not be in compliance with the terms of the Credit Facilities in future periods, which would result in an event of default under the Credit

Facilities. If such an event of default occurs, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such event of defaults under our Credit Facilities which remain uncured, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. In addition, as is common for commercial contracts in our industry, certain of our material programming agreements could be terminated by counterparties in the event of our insolvency or of certain defaults under our Credit Facilities.  As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws.

We have significantly increased the amount of our indebtedness and have limited liquidity, which could adversely affect our operations, flexibility in running our business and our ability to service our debt if our future operating performance does not improve.

On February 28, 2013, we entered into the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement which amend and restate our existing Credit Facilities and provide permanent waivers of certain of the non-compliances mentioned above with respect to the First Lien Credit Agreement and Second Lien Credit Agreement. We also entered into the Priority Second Lien Credit Agreement and certain other transaction documents. As described in Note 17 — Subsequent Event to the Consolidated Financial Statements, the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and other transaction documents are subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), on or before Tuesday, April 16, 2013. As described in more detail in the next risk factor, notwithstanding the paydown or cancellation of $78,000 of existing first lien and second lien obligations as part of such recapitalization, should such close, we will continue to have a substantial amount of first lien and second lien obligations, including $31,500 of additional new second lien obligations.

At the time of the Merger, we entered into a $155,000 First Lien Credit Agreement; an $85,000 Second Lien Credit Agreement, and a $25,000 revolving credit facility which was nearly fully drawn as of December 31, 2012 (including $20,000 of borrowed funds and $4,976 in letters of credit used as security on various leased properties and issued thereunder) (collectively our "Credit Facilities"). We also issued $30,000 in aggregate principal amount of PIK Notes (which had accrued PIK interest in the amount of $5,774 as of December 31, 2012). As of December 31, 2012, we had a total of $285,975 of indebtedness ($151,125 under the First Lien and $87,824 under the Second Lien), net of the unamortized original issue discount of $8,748. Our ability to service our debt for the next twelve months in accordance with its current terms is uncertain and depends on our future financial performance and ability to satisfy the waivers and conditions precedent to the effectiveness of the recapitalization and the New Credit Facilities as described in Note 17 — Subsequent Event to the Consolidated Financial Statements below.  Our Credit Facilities include, and will continue to include upon the effectiveness of the New Credit Facilities mentioned herein, in addition to our financial covenants, substantial non-financial covenants, including one that restricts our ability to incur additional indebtedness beyond certain minimal baskets. If our operating results continue not to meet our earnings objectives or decline further and we are unable to raise new sources of liquidity (whether through additional indebtedness or an issuance of equity), we will lack sufficient liquidity to operate our business in the ordinary course or service our debt, which would have a material adverse effect on our business, financial condition and results of operations. If we were then unable to meet our debt service and repayment obligations under our Credit Facilities, we would be in default under the terms of the agreements governing our Credit Facilities, which if uncured, would allow our lenders to declare all outstanding indebtedness to be due and payable and would materially impair our financial condition and liquidity.

Even after the recapitalization of our existing indebtedness, we will have substantial indebtedness and may not have sufficient income or liquidity to support such level of indebtedness, which could have a material and adverse effect on our business continuity and liquidity.

Upon the effectiveness of the New Credit Facilities entered into in connection with the February 28, 2013 transactions mentioned herein, there will be (1) a $15,000 paydown of our existing First Lien Term Loan Facility $5,000 was paid on February 28, 2013 and Revolving Credit Facility (leaving a principal balance of approximately $137,800 of outstanding term loans and approximately $18,200 of outstanding revolving loans), (2) a restructuring of approximately $93,000 in second lien obligations which includes (A) the continuation of a $30,000 term loan (issued in two tranches) that matures five years after the expected closing of the recapitalization and (B) the exchange of approximately $63,000 in remaining obligations under the existing Second Lien Term

Loan Facility for a new series of our preferred stock (leaving a principal balance in second lien obligations of approximately $30,000), and (3) the issuance of $31,500 of new term loans under the Priority Second Lien Credit Agreement. Notwithstanding the paydown or cancellation of $78,000 of existing first lien and second lien obligations, we will continue to have a substantial amount of first lien and second lien obligations (approximately $200,733), including $31,500 of additional new second lien obligations and additional second lien obligations accruing from time to time when interest under the A&R Second Lien Credit Agreement is required to be capitalized and added to the principal balance when the conditions to pay cash interest are not satisfied. Interest is payable in cash on loans under the A&R Revolving Credit Facility and A&R First Lien Term Loan Facility at a rate equal to Eurodollar Base Rate (as defined below) or the base rate, plus an applicable margin, generally as selected by us. Presently, the all-in rate for Eurodollar rate loans is 8% (Libor floor of 1.5% plus applicable margin of 6.5%) and for base rate loans is 8.75% (prime rate of 3.25% plus applicable margin of 5.5%). The two tranches of the second lien indebtedness under the A&R Second Lien Credit Agreement will bear interest at 6% per annum (Tranche A) and, for the first year after closing, 22.45% per annum (Tranche B), respectively, and will be capitalized and added to the principal balance of the loans unless certain conditions are satisfied to pay such interest in cash. The new term loans under the Priority Second Lien Credit Agreement will bear interest at 12% per annum payable quarterly in arrears in cash. If the economic downturn and competitive factors mentioned herein continue to have a negative impact on our business and our operating results do not meet our projections upon which our financial covenants were set under the New Credit Facilities, our income may not be sufficient to service our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations and may lead to the inability to satisfy our financial covenants under the New Credit Facilities (including the consolidated total leverage ratio, the consolidated first lien leverage ratio and consolidated fixed charge coverage ratio covenants). If we were unable to meet our required financial covenant levels and/or our debt service and repayment obligations under our New Credit Facilities, we would be in default under the terms of the agreements governing our New Credit Facilities, which if uncured or not waived, would allow our lenders to declare all outstanding indebtedness to be due and payable and would materially impair our financial condition and liquidity.
We have a history of losses from continuing operations, which we believe was most recently exacerbated by the economic downturn and competitive factors, and there can be no assurance that our performance will improve.  If we were to incur further operating losses, we could lack sufficient funds to continue to operate our business in the ordinary course.
Our operating results have been significantly affected by the economic downturn that commenced in 2008.  Since the economic downturn in 2008, advertisers and the agencies that represent them have exerted downward pressure on advertising rates and in certain instances, requested steep percentage discounts on ad buys and increased levels of inventory, re-negotiated booked orders or released advertising funds much later in the cycle.  In 2012, our operating loss was $(124,253), excluding the goodwill impairment of $92,194, our operating loss was $(32,059), an increased loss of $25,509 compared to our 2011 operating loss of $(6,550), or an increased loss of $117,703, including the goodwill impairment.  We believe our 2012 results were adversely impacted by late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.  The advertising marketplace has been difficult to predict.  Advertisers' demands and advertising budgets have not improved to pre-recession levels as many businesses address their own internal challenges, and seek to maintain maximum budget flexibility, which has negatively impacted our operating performance.  If, among other things, the advertising marketplace does not become more stable and predictable, we continue to face increased competition or we are unable to restore the value of our news/talk programming inventory, including by bringing back advertisers into such programming, then our financial position could worsen, including to the point where, in the absence of satisfying or obtaining waiver of the conditions precedent to the effectiveness of the New Credit Facilities or obtaining further amendments to our Credit Facilities or our New Credit Facilities, to the extent effective, we could lack sufficient liquidity to continue to operate our business in the ordinary course.

The obligations and cost of our indebtedness are substantial, which further affects our liquidity and could limit our ability to implement our business plan.

We presently have a $155,000 First Lien Credit Agreement which currently bears interest at a variable rate currently set at 8.0% per annum; an $85,000 Second Lien Credit Agreement which currently bears interest at a variable rate, currently set at 13.0% per annum, $30,000 in aggregate principal amount of PIK Notes outstanding which bear interest at 15.0% per annum and a $25,000 revolving credit facility that currently bears interest at a variable rate, currently at 8.0% per annum. As of December 31, 2012, we had a total of $285,975 of indebtedness (net of original issue discount and not including total outstanding letters of credit of $4,976). At current interest rates, the average annual interest expense on our current debt over the next four years is approximately $35,100 per year (compared to approximately $34,900 in interest expense in 2012 for our long-term debt). Further, the interest on our debt is variable such that at December 31, 2012, if interest rates increased or decreased by 100 basis points, annualized interest expense would increase or decrease by approximately $1,385, based on our exposure to interest rate changes on debt that is not covered by caps. As required by the terms of the First Lien Credit Agreement, we are required to pay down $3,875, $7,750, $11,625, and $15,500 of our first lien debt during 2012, 2013, 2014 and 2015, respectively, with the balance scheduled to be paid at maturity.

As described further in Note 17 — Subsequent Event to the Consolidated Financial Statements, upon the satisfaction or waiver of the conditions precedent to the effectiveness of the New Credit Facilities, beginning March 31, 2013, the A&R First Lien Term Loan Facility shall have scheduled annual repayments of the original principal amount payable, with annual repayment amounts (payable in quarterly installments) of $7,750, $11,625, $15,500 and $14,531 in the aggregate for 2013, 2014, 2015 and 2016 (through September 30, 2016), respectively, and with the balance scheduled to be paid at maturity. The original principal amount of each of the A&R Second Lien Term Loan Facility and the Second Lien Priority Term Loan Facility shall be payable at their respective maturity dates. Interest shall be payable on loans under the A&R Revolving Credit Facility and A&R First Lien Term Loan Facility at a rate equal to Eurodollar Base Rate or the base rate, plus an applicable margin, as selected by us. Interest is payable on the A&R Second Lien Term Loan Facility and the Second Lien Priority Term Loan Facility at fixed rates as described above.

Additionally, beginning in 2013 (within 5 business days of the delivery of our 2012 annual financial statements) under the A&R First Lien Credit Agreement (assuming the recapitalization closes), we will be required to pay down an amount equal to (x) 75% of the Excess Cash Flow (as defined in such agreement) for the preceding fiscal year less (y) any voluntary (optional) prepayments of term loans during such fiscal year or voluntary prepayments of revolving loans and swing loans during such fiscal year to the extent that such loans were permanently and concurrently reduced thereby. If the economy does not meaningfully improve or improve on a more consistent basis and our financial results continue to come under pressure as a result or for any other reason, or the variable interest rates on our debt increase, we may be required to delay the implementation or reduce the scope of our business plan and our ability to develop or enhance our services or programs would, in such event, likely be adversely impacted. Without additional revenue, we may be unable to take advantage of business opportunities, such as acquisition opportunities or secure rights to name-brand or popular programming (or develop new services), or respond to competitive pressures. If any of the foregoing should occur, this could have a material and adverse effect on our business, our financial condition and our results of operations.

CBS Radio provides us with a significant portion of our commercial inventory and audience that we sell to advertisers. A material reduction in the audience delivered by CBS Radio stations or a material loss of commercial inventory from CBS Radio would have an adverse effect on our advertising sales and financial results.

While we provide programming to all major radio station groups, we have affiliation agreements with most of CBS Radio's owned and operated radio stations which, in the aggregate, provide us with a significant portion of the audience and commercial inventory that we sell to advertisers, much of which is in the more desirable top 10 radio markets. Although the compensation we pay to CBS Radio under our arrangement is adjustable based on the audience levels and commercial clearance it delivers (i.e., the percentage of commercial inventory broadcast by CBS Radio stations), any significant loss of audience or inventory delivered by CBS Radio stations, including, by way of example only, as a result of a decline in station audience, commercial clearance levels or station sales that resulted in lower audience levels, would have a material adverse impact on our advertising sales and revenue. There can be no assurance that CBS Radio will maintain audience and clearance levels and these higher levels mean our station compensation payable to CBS Radio has been significantly increased. As discussed in Note 17 — Subsequent Event to the Consolidated Financial Statements, we entered into an amendment with CBS to modify certain terms of our Master Agreement and ancillary agreements thereto. While our arrangement with CBS Radio is scheduled to continue through 2017, there can be no assurance that such arrangement will not be breached by either party prior to 2017 or that CBS will not seek to amend or modify the terms of such arrangement in a way not desired by us. If our agreement with CBS Radio were terminated as a result of such breach, our results of operations could be materially impacted.

We have recently enacted several executive management changes at the CEO-level and there can be no assurance such changes will be effective and help us meet our financial projections.

On March 19, 2013, we announced that our Board had chosen a new CEO, Paul Caine, effective April 5, 2013 and that our then existing CEO, Spencer Brown, and President Ken Williams were resigning. This followed the resignation of David Landau, then co-CEO with Messrs. Brown and Williams, in February 2013. Each of Messrs. Brown, Williams and Landau helped found and build the Company over the course of approximately 10 years. While the Board believes a new CEO with significant sales, marketing and branding experience will help increase revenue, particularly in new planned areas such as sponsorships and digital advertising, there can be no assurance Mr. Caine will be able to help us increase revenues meaningfully, either quickly or over time.

Our business is subject to increased competition from new entrants into our business, consolidated companies and new technologies/platforms, each of which has the potential to adversely affect our business.

Our business operates in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio stations and other syndicated programming. We also compete for advertising dollars with other media such as television, satellite radio, Internet radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, increasingly, other digital media. While the overall radio audience has remained stable, these new media platforms have gained an increased share of advertising dollars and their introduction could lead to decreasing revenue for traditional media. Additionally, new or existing competitors may have resources significantly greater than our own. In particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Cumulus Media, Clear Channel Communications and CBS Radio to gather information and produce radio programming on their own. If other content companies were to merge with companies with a distribution network, the demand for our programming could decrease if those content providers elect to broadcast more of their programming on their owned and operated radio stations instead of on stations affiliated with external radio networks, such as our network, as has been the case with Cumulus Media since its merger. While we believe that the Merger provided us with a broader, more robust and more diverse range of programming and services, we do not own and operate radio stations, while each of the aforementioned competitors do, which provides them with a built-in distribution network for their programs and products. To the extent the audience for our programs declines or this trend in consolidation continues, advertisers' willingness to purchase our advertising could be reduced.

Our failure to obtain or retain the rights in popular programming could adversely affect our operating results.

The operating results from our radio programming business depends in part on our continued ability to secure and retain the rights to popular programming and then to sell such programming at a profit. We obtain a significant portion of our programming from third parties. For example, some of our most widely heard broadcasts, including certain NFL and NCAA games, are made available based upon programming rights of varying duration that we have negotiated with third parties. Competition for popular programming that is licensed from third parties is intense, and due to increased costs of such programming or potential capital constraints, we may be outbid by our competitors for the rights to new, popular programming or to renew popular programming currently licensed by us. Even when we are able to secure popular programming, the fee for such programming (particularly sports programs and high-profile talent) is often significantly increased as a result of the competitive bidding process, which requires that we sell the advertising in this programming at a sufficiently higher volume and rate to offset the increased fees, which in this economic environment is not always possible. In addition, if we are unable to comply with our obligations under our programming agreements, our counterparties could terminate such agreements. While the Merger diversified our business and provided us with a wider array of programming and services, our failure to obtain or retain rights to popular content including as a result of our failure to comply with our programming agreements, would materially and adversely affect our operating results.

We recognized impairment charges in the third and fourth quarters of 2012 and may recognize additional such charges in the future, which could adversely affect our results of operations and financial condition.

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

As of September 30, 2012, we performed an evaluation of our goodwill and intangible assets and recorded an estimated goodwill impairment charge of $67,218 as of September 30, 2012. Upon completion of the full interim review we recorded an additional goodwill impairment of $24,976 in the fourth quarter of 2012, resulting in a final goodwill impairment charge of $92,194 for the year ended December 31, 2012. We also performed the annual review for impairment of goodwill in December of 2012 and based upon such review no further impairment of goodwill was recorded. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our goodwill, it is possible a material change could occur in the future. We will continue to conduct impairment analyses of our goodwill on a regular basis, and we would be required to take additional impairment charges in the future if any recoverability assessments thereof reflect estimated fair values which are less than our recorded values, and such charges could be significant. Further impairment charges with respect to our goodwill could have a material adverse effect on our results of operations and financial condition.

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

Certain future M&A transactions would require the consent of our lenders under the Credit Facilities (and the New Credit Facilities if the recapitalization closes).

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

Risks Related to Our Common Stock

We presently trade on the OTC Pink Sheets and our Class A Common Stock is thinly traded.

Our common stock currently trades in the Pink Sheets.  There can be no assurance that it will continue to do so as we are dependent on one or more market makers making a market in our common stock, and even if they continue to do so, there can be no assurance that an active trading market will be maintained.  Broker-dealers may decline to trade in the Pink Sheets because (1) the market for such securities is often limited, (2) such securities are generally more volatile, and (3) the risk to investors is generally greater.  In addition, we filed a Form 15 deregistering our Class A common stock in January 2013 and after this report, we will not be filing periodic reports with the SEC.  This will result in less information about us being available to stockholders and investors immediately following the effective date of the deregistration.  Consequently, selling our Class A common stock could be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Class A common stock as well as lower trading volume. We cannot provide any assurance that, even if our Class A common stock continues to be listed or quoted on the Pink Sheets or another market or system, the market for our Class A common stock will be as liquid.

This lack of liquidity could adversely affect our stock price, and could also make it more difficult for us to raise capital in the future, which in turn could have an adverse effect on our business.

Sales of additional shares of common stock by Triton, Gores or our other significant equity holders could adversely affect the stock price, particularly given the thin daily trading volume in our Class A common stock.

Triton and Gores own approximately 60% and 30%, respectively, of our common stock on a combined basis (i.e., Class B common stock and Class A common stock, respectively). There can be no assurance that at some future time Triton, Gores, or our other significant equity holders, will not, subject to the applicable requirements under the Securities Act, sell additional shares of our common stock, which could adversely affect our share price, particularly because so much of our Class A common stock is closely held which means we have a low public float and the daily trading volume is light. The perception that these sales might occur could also cause the market price of our common stock to decline. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As part of the recapitalization, we will issue additional shares of our common stock and new preferred stock with voting power and warrants for our common stock that will cause significant and meaningful dilution of our existing equity securities.

As part of the recapitalization that is expected to become effective on or around April 16, 2013 upon the satisfaction or waiver of certain conditions precedent, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), (i) certain of the lenders under our existing Second Lien Credit Agreement are expected to exchange approximately $63,000 of the outstanding obligations under the Second Lien Credit Agreement for a new 15% Series A Preferred Stock, par value $0.01 per share, that has certain corporate governance rights (including certain voting rights, certain “negative controls” and the right to designate 3 of 7 members of our Board of Directors) and penny warrants to purchase 12% of our Common Stock, (ii) the lender under the Priority Second Lien Credit Agreement will be issued penny warrants to purchase 7.5% of our outstanding Common Stock for nominal consideration. (iii) the holders of our PIK Notes and our existing Series A Preferred Stock are expected to exchange their PIK Notes and existing Series A Preferred Stock for our Common Stock pursuant to various subscription and exchange agreements on terms to be determined, and (iv) Triton and Gores are expected to purchase, directly or indirectly, $16,500 of additional shares of our equity securities on terms to be decided. Additionally, it is currently contemplated that a management incentive plan for approximately 10-15% of the then outstanding equity will be enacted after the recapitalization closes (assuming it closes). The issuance of such shares of our Common Stock, any exercise of such warrants for our Common Stock and the enactment of such an incentive plan will significantly dilute the existing shares of our Common Stock, potentially to a small fraction of the Common Stock held by them today, which issuance of stock could adversely affect our stock price. The issuance of our new 15% Series A Preferred Stock will further dilute the voting power of the holders of our other classes of voting stock (e.g., our common stock). Such issuances could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, which in turn could have an adverse effect on our business.

Any further issuance of shares of preferred or common stock by us could further dilute the voting power of the common stockholders and adversely affect the value of our common stock or delay or prevent a change of control of our company.

Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 200,000 shares of preferred stock, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. Additionally, Triton and Gores have voting control over corporate actions as described in more detail below and can collectively decide to issue and purchase additional shares of common stock, including to the extent necessary to provide additional funding to us in connection with a negotiated amendment with our lenders, which would dilute the value of existing common stock and could further dilute their voting rights as well if such contribution/investment was made in voting stock.  The further issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

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

Triton and Gores are able to exert, and after the recapitalization our Second Lien lenders also will be able to exert, significant influence over us and our significant corporate decisions and may act in a manner that advance their best interest and not necessarily those of other stockholders.

As a result of their collective beneficial ownership of 90% of our common stock, Triton and Gores have voting control over our corporate actions. Gores currently owns 76% of the Class A common stock (which accounts for 30% of our common stock on a combined basis), which votes as a separate class on certain actions; and Triton currently owns 100% of the Class B common stock (which accounts for 60% of our common stock on a combined basis), which also votes as a separate class on certain actions.  Upon the effectiveness of the recapitalization, (i) the holders of the loans under the A&R Second Lien Credit Agreement will hold new 15% Series A Preferred Stock with voting rights and certain other corporate governance rights and (ii) the holders of the loans under the A&R Second Lien Credit Agreement and Priority Second Lien Credit Agreement will hold warrants to purchase 12% and 7% of our common stock, respectively.  For so long as Triton and Gores continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock and our second lien lenders hold our new 15% Series A Preferred Stock, they will be able to elect the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock (subject to the covenants and limitations set forth in our Credit Facilities and New Credit Facilities, after the recapitalization). As discussed above, in connection with the recapitalization, our Board will be reduced from nine to seven directors and may not have any independent directors after the closing of the recapitalization.

Each of Triton, Gores and our second lien lenders may act in a manner that advances their best interests and not necessarily those of other stockholders by, among other things:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control; or

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders.

Provisions in our certificate of incorporation and by-laws, both before and after the recapitalization, and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws, both of which are being amended and restated in connection with the recapitalization, and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. This provision of the Delaware General Corporation Law could delay or prevent a change of control of our company, which could adversely affect the price of our common stock.

We do not anticipate paying dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. In addition, our Credit Facilities and New Credit Facilities, after the recapitalization, restrict the payment of dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our major facilities, all of which are leased, as of December 31, 2012 are as follows:

Location	Use	Approx. Floor Space Sq. Ft.
New York, NY - 220 W. 42nd St.	Corporate Headquarters	51,300
New York, NY - 524 W. 57th St.	Broadcasting Center	11,000
Dallas, TX	Broadcasting Center	30,000
Greater Los Angeles, CA	Broadcasting Center	54,200
Centennial, CO	Broadcasting Center	25,800
Washington, DC	Broadcasting Center	4,100

We believe that our facilities are adequate for our current level of operations.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II
(Dollars in thousands, except per share amounts)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 22, 2013, there were approximately 180 holders of record of our common stock, several of which represent "street accounts" of securities brokers. We estimate that the total number of beneficial holders of our common stock is approximately 3,200.

The following table sets forth the range of high and low sales prices for the common stock for the calendar quarters indicated.

2012	High	Low
First Quarter	$4.10	$2.25
Second Quarter	3.69	1.95
Third Quarter	3.70	2.15
Fourth Quarter	3.00	0.18

2011	High	Low
First Quarter	$9.99	$6.07
Second Quarter	7.19	4.27
Third Quarter	7.00	2.65
Fourth Quarter	5.29	2.11

On December 6, 2012, we delisted our common stock from the NASDAQ Global Market (listed under the symbol "DIAL" from October 24, 2011) and currently trade under the same symbol on the Over the Counter Pink Sheets. Prior to October 24, 2011, our common stock was listed on the NASDAQ Global Market under the symbol “WWON”. Our periodic reporting obligations were suspended on January 15, 2013, the date we filed a Form 15 to deregister our Class A common stock.

The payment of cash dividends is prohibited by the terms of our New Credit Facilities, and accordingly, we do not plan on paying dividends for the foreseeable future.

Equity Compensation Plan Information (1)

The following table contains information as of December 31, 2012 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plus excluding securities reflected in Column (a)
	(a)	(b)
Equity compensation plans approved by security holders (1)
Options (2)	8,083,845	$3.81	(4)
Restricted Stock Units (3)	—	N/A	—
Restricted Stock	—	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,083,845

(1)
On December 19, 2011, the Board of Directors approved the Dial Global, Inc. 2011 Stock Option Plan (the “2011 Plan”).  The 2011 Plan was approved by stockholders holding a majority of our outstanding voting shares by written consent. On December 20, 2012, we filed a post-effective amendment to the 2011 Plan that terminated the S-8 registration statement pertaining to such plan and removed from registration all of the securities registered thereby that remained unissued as of that date.

(2)
Options included herein were granted or are available for grant as part of our 2011 Plan, the 1999 Stock Incentive Plan (the "1999 Plan”), the 2005 Equity Compensation Plan (the "2005 Plan”) and/or the 2010 Equity Compensation Plan (which is an amended and restated version of the 2005 Plan)(the "2010 Plan"). On December 19, 2012, we filed a post-effective amendment to the 2010 Plan that terminated the S-8 registration statement pertaining to such plan and removed from registration all of the securities registered thereby that remained unissued as of that date.

(3)
The 2010 Plan provides for the granting of options, restricted stock, restricted stock units (“RSUs”) and other equity compensation. Under the 2010 Plan, options, RSUs and restricted stock are deducted from this authorized total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for every one share granted. Recipients of RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if we pay a cash dividend on our common stock. RSUs are payable in shares of our common stock and can only be granted under the 2010 Plan. No RSUs are outstanding as of December 31, 2012.

(4)
Under the 2011 Plan and the 2010 Plan, respectively, a maximum of 7,731,225 and 352,620 shares of Class A common stock remain available for issuance upon the exercise of previously issued and outstanding stock options as of December 31, 2012, respectively.

Item 6. Selected Financial Data

N/A

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share amounts)

OVERVIEW

We are organized as a single business segment, which is our Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,400 radio stations nationwide. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services and digital applications, as well as audio content from live events, turn-key music formats (the 24/7 Radio Formats), prep services, jingles and imaging. In addition, we are the largest sales representative for independent third party providers of audio content. We have no operations outside the United States, but sell to customers outside of the United States.

We derive substantially all of our revenue from the sale of 30 and 60 second commercial airtime to advertisers. Our advertisers that target national audiences generally find that a cost effective way to reach their target consumers is to purchase 30 or 60 second advertisements, which are principally broadcast in our 24/7 Radio Formats, news, talk, sports, music and entertainment related programming and content. In addition in exchange for services we receive airtime from radio stations.

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

RESULTS OF OPERATIONS

Presentation of Results

On October 21, 2011 ("Merger Date"), we announced the consummation of the Merger contemplated by the Merger Agreement, by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC), and Verge. The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with ASC 805. Under this guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The purchase accounting allocations have been recorded in the consolidated financial statements appearing in this report as of, and for the period subsequent to, the Merger Date (see Note 3 — Acquisition of Westwood One, Inc. to the Consolidated Financial Statements for a summary of changes for the year ended December 31, 2012). As a result of the Merger, Westwood's results are included in the consolidated results for the year ended December 31, 2012, but are not included in the consolidated results for the period from January 1, 2011 to October 21, 2011, in accordance with generally accepted accounting principles in the United States.

For the year ended December 31, 2012, we recorded $2,477 of costs, primarily related to the severance of employees of $2,019 and closed facilities expenses of $439 for the 2012 Program. The liability of $694 as of December 31, 2012 related to the 2012 Program is expected to be paid within the next year. We anticipate no additional future charges to the 2012 Program other than true-ups to closed facilities lease charges.

The 2011 Program was initiated in the fourth quarter of 2011 to restructure certain areas of our business in connection with the acquisition of Westwood. The 2011 Program includes charges related to the consolidation of certain facilities and operations that reduced our workforce levels during 2011 and 2012. As of December 31, 2012, payments for the 2011 Program are expected to be $1,835 within the next year, with an additional $1,094 to be paid in subsequent years until 2018. We also recognized charges in 2012 for a content agreement which we ceased to utilize after March 31, 2012 and costs of temporary office space related to the consolidation of our New York offices. We anticipate no additional future charges for the 2011 Program other than true-ups to closed facilities lease charges.

We normally perform the required impairment testing of goodwill on an annual basis in December of each year. However, as a result of several factors, which had a significant impact on our 2012 fourth quarter bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other, as of September 30, 2012.

We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below our carrying value. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets was not completed by the filing deadline of our Form 10-Q for the three-month and nine-month periods ended September 30, 2012. However, not withstanding this, we recorded an estimated goodwill impairment charge of $67,218 for the nine months ended September 30, 2012. Upon completion of the full interim review, we recorded an additional goodwill impairment of $24,976 in the fourth quarter of 2012, resulting in a final goodwill impairment charge of $92,194 for the year ended December 31, 2012. The increase in the amount of goodwill impairment from our initial estimate of $67,218 to $92,194 was primarily based on an increase in the valuation of our definite lived intangibles assets, which has the effect of reducing the value of our goodwill. We also performed the annual review for impairment of goodwill and intangible assets in December of 2012 and based upon those reviews no further impairment of goodwill or intangible assets was recorded. See Note 7 — Goodwill to the Consolidated Financial Statements for additional details on goodwill and goodwill impairment. Our goodwill impairment determined as of September 30, 2012 for the year ended December 31, 2012, was allocated between tax deductible and nondeductible goodwill. The tax deductible goodwill impairment resulted in a benefit of $8,252 from the reduction of deferred tax liabilities related to the cumulative book and tax basis difference, and the nondeductible goodwill is permanently nondeductible for tax purposes, which was offset by an increase in our valuation allowance.

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

We evaluate our performance based on revenue and operating income (as described below). Westwood's former operations and financial information were integrated into the Company and as a result of this integration, we no longer have financial information to clearly determine the impact of Westwood's former operations to revenue, cost of revenue or operating expenses.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Revenue, Cost of Revenue and Gross Profit

Revenue, cost of revenue and gross profit for the years ended December 31, 2012 and 2011, respectively, are as follows:

	Years Ended December 31,
	2012	2011	Change	Percent
Revenue	$239,019	$131,325	$107,694	82.0%
Cost of revenue	171,703	75,920	95,783	126.2%
Gross profit	$67,316	$55,405	$11,911	21.5%
Gross margin	28.2%	42.2%

For the year ended December 31, 2012, revenue increased $107,694 to $239,019 compared with $131,325 for the year ended December 31, 2011. The increase is primarily the result of an increase in advertising revenue from the acquisition of Westwood.

For the year ended December 31, 2012, cost of revenue increased $95,783 to $171,703 compared with $75,920 for the year ended December 31, 2011. The increase in cost of revenue for the year ended December 31, 2012 was driven by the increase in revenue and from increases in expenses for station compensation of $30,987, broadcast rights of $28,636, revenue share of $12,949, news content of $13,267, employee compensation of $6,897, and costs associated with talent, contractors and production of $2,543. These increases are primarily a result of the acquisition of Westwood. These increases are net of cost reductions resulting from the 2011 and 2012 Programs and synergies resulting from the Merger.

For the year ended December 31, 2012, gross profit increased $11,911, or 21.5%, to $67,316 compared with $55,405 for the year ended December 31, 2011.

Our gross margin declined from 42.2% for the year ended December 31, 2011, to 28.2% for the year ended December 31, 2012 primarily as a result of the Westwood acquisition. Prior to the acquisition of Westwood, our mix of business was almost equally split between being an agent and a principal. After the acquisition, our mix of business shifted towards being more of a principal as a result of Westwood's business. In those instances where we function as the principal, the revenue and associated operating costs are presented on a gross basis which results in a lower gross margin. In those instances where we function as an agent, our effective commission is presented within net revenue which results in a higher gross margin.

Compensation Costs

Compensation costs increased $12,115 to $28,511 for the year ended December 31, 2012 compared to $16,396 for the same period in 2011, primarily due to the additional employees assumed as part of our acquisition of Westwood and increased stock-based compensation expense of $5,317 for the year ended December 31, 2012 compared to the same period in 2011. These increases were partially offset by cost reductions as a result of the 2011 and 2012 Programs to reduce our workforce expense. The total number of employees as of December 31, 2012 is approximately 515, which is 85 employees lower than December 31, 2011.

Other Operating Costs

Other operating costs for the year ended December 31, 2012 increased $14,114 to $34,160 from $20,046 for the year ended December 31, 2011. The increase is the result of higher professional fees primarily related to integration and recapitalization activities (primarily accounting, legal, technology and management) of $8,400, research fees of $3,348, facility costs (including rent, repairs, and communications) of $2,398, travel-related costs of $2,122, increased advertising-promotional costs of $477, and greater bad debt expense of $1,038, all primarily resulting from our acquisition of Westwood. These increases were partially offset by the absence in 2012 of the $1,540 license fee previously due as part of our management of the 24/7 Formats business that we purchased in July 2011 and by a decrease in certain other taxes and fees of $939 in 2012.

Depreciation and Amortization

Depreciation and amortization increased $8,316 to $23,435 for the year ended December 31, 2012 from $15,119 for the comparable period of 2011. The increase is primarily attributable to the amortization of intangible assets of $6,294 related to the acquisition of Westwood and higher depreciation expense of $2,432, also primarily as a result of the Westwood acquisition. These increases were partially offset by the absence for the year ended December 31, 2012 of amortization of certain non-compete and trade name intangible assets of $410.

Goodwill Impairment

For the year ended December 31, 2012, we recorded a charge of $92,194 for the impairment of goodwill as described in Presentation of Results above.

Restructuring and Other Charges

For the year ended December 31, 2012, we recorded $6,341 for restructuring charges related to the 2011 Program, $2,477 related to the 2012 Program, and other charges of $4,451. The restructuring charges for the 2011 Program recorded in 2012 include costs associated with the reduction in our workforce levels of $3,419, contract termination costs of $536, and costs of $2,386 related to closed Westwood facilities. The restructuring charges for the 2012 Program include costs associated with the reduction in our workforce levels of $2,019, closed facilities expenses of $439, and contract termination costs of $19. The other charges included charges of $3,525 in connection with a content agreement which we ceased to utilize after March 31, 2012 and charges of $926 for costs of temporary office space related to the consolidation of the Westwood and Dial Global New York offices.

For the year ended December 31, 2011, we recorded $3,131 for restructuring charges related to the 2011 Program, including costs associated with the reduction in our workforce levels of $2,372, contract termination costs of $459, and costs of $300 related to closed Westwood facilities.

Transaction Costs

For the year ended December 31, 2011, transaction costs for the Merger were $7,263, which were principally fees for professional services.

Operating Loss

The operating loss for the year ended December 31, 2012 is $124,253, an increased loss of $117,703, compared to operating income of $6,550 for the comparable period of 2011. The increase in operating loss is the result of increases from the goodwill impairment of $92,194, restructuring and other charges of $10,138, compensation costs of $12,115, other operating costs of $14,114, depreciation and amortization of $8,316, partially offset by an increase in gross profits of $11,911 as more fully described above and the absence of the 2011 transaction costs of $7,263.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2012, is $36,715, compared to $29,625 for the year ended December 31, 2011, an increase of $7,090, primarily from higher interest expense due to higher average levels of debt during the year (average outstanding debt was higher in the year ended December 31, 2012 by approximately $67,400) as a result of the Merger and an increase of amortization of original issue discount and deferred financing costs of $1,346.

Preferred Stock Dividend

For the years ended December 31, 2012 and 2011, we recognized expense of $920 and $171, respectively, for accrued Series A Preferred Stock dividends. The increased expense of $749 is the result of the Series A Preferred Stock being outstanding for the full year 2012 and only 71 days in 2011.

Gain from the 24/7 Formats Purchase

For the year ended December 31, 2011, Verge exercised its option to purchase the 24/7 Formats business from Westwood which resulted in a gain of $4,950.

Investment Impairment Charge

For the year ended December 31, 2011, we incurred investment impairment charges of $561 related to our Ex-Band investment.

Benefit from Income Taxes

Income tax benefit from continuing operations for the year ended December 31, 2012 is $15,196, compared to an income tax benefit from continuing operations of $22,741 for the year ended December 31, 2011. The 2012 income tax benefit from continuing operations is primarily the result of benefits of $43,912 from losses from continuing operations before taxes of $161,888, partially offset by the valuation allowance of $28,716. The tax benefit includes $8,252 related to the reduction of our deferred tax liability as a result of the impairment of goodwill, as described in Presentation of Results above. The income tax benefit for continuing operations of $22,741 for the year ended December 31, 2011 was primarily the result of purchase price adjustments and the release of our December 31, 2010 valuation allowance.

Loss from Discontinued Operations, Net of Taxes

Our loss from discontinued operations of our Digital Services business, net of taxes was $1,626 for the year ended December 31, 2011. The Digital Services business was spun-off on July 29, 2011.

Net Loss

Our net loss for the year ended December 31, 2012 increased $135,850 to $146,692 from a net loss of $10,842 for the year ended December 31, 2011. Our net loss per share for basic and diluted shares for the year ended December 31, 2012 and 2011 was $2.57 and $0.28, respectively. Weighted average shares increased in 2012 primarily as a result of the shares issued for the Merger.

Cash Flow, Liquidity, and Debt as of and for the Year Ended December 31, 2012

Cash Flows

Our cash flows from operating, investing and financing activities are as follows:

	Years Ended December 31,
	2012	2011	Change
Net cash (used in) provided by operating activities	$(5,592)	$1,950	$(7,542)
Net cash used in investing activities	(2,882)	(11,848)	8,966
Net cash provided by financing activities	11,292	1,577	9,715
Net increase (decrease) in cash and cash equivalents	2,818	(8,321)	$11,139
Cash and cash equivalents, beginning of period	5,627	13,948
Cash and cash equivalents, end of period	$8,445	$5,627

Our net cash used in operating activities for the year ended December 31, 2012 is $5,592 as compared to cash provided by operating activities of $1,950 for the year ended December 31, 2011. The decrease in net cash provided by operating activities of $7,542 is due, primarily, to an increase in our net loss, offset in large part by increases in certain non-cash costs that are included in our net loss (including the non-cash goodwill impairment charge of $92,194). The impact of our net loss on change in cash used in operating activities was partially offset by a decrease in working capital for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the absence in 2012 of the gain on 24/7 Formats purchase for the year ended December 31, 2011. The decrease in working capital is primarily due to a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other current assets, and a decrease in accrued expenses and other current liabilities for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Our net cash used in investing activities was $2,882 for the year ended December 31, 2012 as compared to $11,848 for the year ended December 31, 2011. The decrease in cash used in investing activities for the year ended December 31, 2012 compared to the same period in 2011 is primarily due to the absence in 2012 of the impact of the transfer to the Digital Services business ($5,877) and the acquisition of Westwood and purchase of the 24/7 Formats ($1,618). In addition the decrease in cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflects less cash expended on acquisition of property and equipment of $919 for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and the proceeds from the maturity of a restricted investment for the year ended December 31, 2012.

Our net cash provided by financing activities is $11,292 for the year ended December 31, 2012 as compared to cash provided by financing activities of $1,577 for the year ended December 31, 2011. The increase in net cash provided by financing activities is primarily due to net borrowings under the Revolving Credit Facility of $15,400 for the year ended December 31, 2012 compared to net borrowings of $4,600 for the year ended December 31, 2011 and lower repayment of long-term debt for the year ended December 31, 2012 compared to the year ended December 31, 2011, which included the effect of the refinancing of debt due to the Merger.

Liquidity and Capital Resources

We routinely project anticipated cash requirements, which may include potential acquisitions, capital expenditures and principal and interest payments on our outstanding indebtedness, dividends and working capital requirements. To date, our funding requirements have been financed through cash flows from operations, borrowings on our Revolving Credit Facility, the issuance of long-term debt and the issuance of equity. At December 31, 2012, our principal sources of liquidity were our cash and cash equivalents of $8,445 and borrowing availability of $24 under our Revolving Credit Facility, which represented $8,469 in total liquidity. As of March 22, 2013, our cash and cash equivalents were $15,314 and additional borrowing availability under our Revolving Credit Facility was $24 (taking into account the $20,000 borrowed under our Revolving Credit Facility and $4,976 for letters of credit), which represents $15,338 in total liquidity. This stated amount of total liquidity does not take into account our recapitalization or the amounts owed to various vendors and partners as a result of our delaying and/or modifying the terms of payment to such parties. Absent a recapitalization or further amendments and/or waivers , we would default under our Credit Facilities and would likely not have the financial means to be able to repay our debt if our lenders elected to exercise their right to accelerate such debt, which would have a material adverse effect on our business continuity, our financial condition and our results of operations. Accordingly as of June 30, 2012, we classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively in the consolidated balance sheets. On November 15, 2012, December 14, 2012, January 15, 2013 and February 28, 2013, we entered into amendments and limited waivers for a limited period of time of non-compliance and certain expected non-compliance of certain covenants thereunder as described in more detail below. Absent satisfying or obtaining a waiver of the conditions precedent to the effectiveness of the New Credit Facilities or further amendments or waivers to our existing Credit Facilities to modify the requirements of the financial ratio covenants contained therein, the current limited waiver in the First Lien Credit Agreement and Second Lien Credit Agreement will be terminated and would become events of default. In such event, we anticipate that we will not be able to comply with such covenants at the next date on which they will be measured, and beyond.

Cash flow from operations is expected to be a principal source of funds. However, absent the recapitalization discussed in Note 17 — Subsequent Event to the Consolidated Financial Statements below, cash flows from operations and cash presently on hand would likely not be sufficient to fund our future cash requirements, including scheduled interest and scheduled principal payments on our outstanding indebtedness and projected working capital needs. This is due in large part (1) to the significantly lower sales we generated for the fourth quarter, which significantly lowered the cash receipts we customarily collect in the first quarter, and (2) to an increasing amount of obligations owed to various vendors and trade partners from delaying the payments owed to such persons and entities. Even after the recapitalization, should such close, we will owe significant payments to such vendors and partners and have significant cash interest and debt repayment obligations under our New Credit Facilities. We have entered into, and continue to negotiate to enter into, payment plans with certain third parties for certain obligations owed, which will affect our cash flow going forward. Accordingly, management presently anticipates that we will be dependent, for the near future, on additional debt or equity capital from third parties to fund our operating expenses. There can be no assurance that such capital, even after the recapitalization, will be sufficient for the next twelve months.

Existing Indebtedness

As of December 31, 2012, our existing debt totaled $285,975 and consisted of $144,399, under the First Lien Term Loan Facility, net of original issue discount ($6,726), $85,802 under the Second Lien Term Loan Facility, net of original issue discount ($2,022), $35,774 under PIK Notes and $20,000 under the First Lien Revolving Credit Facility (not including $4,976 of letters of credit issued under the First Lien Revolving Credit Facility). Based on current rates, the annual rates of interest currently applicable to the Credit Facilities are: 8.0% on the First Lien Term Loan Facility, 8.00% on the Revolving Credit Facility and 13.0% on the Second Lien Term Loan Facility. The Credit Facilities are included in the current portion of long-term debt in the consolidated balance sheets.

The PIK Notes were $35,774 as of December 31, 2012 and are unsecured and accrue interest at the rate of 15.0% per annum, which compounds quarterly for the first five years and will compound annually thereafter. The PIK Notes mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities.

During the year ended December 31, 2012, we borrowed $15,400, net of repayments, under the Revolving Credit Facility and repaid $3,875 of the First Lien Term Loan Facility. Under the terms of the First Lien Term Loan Facility, we have scheduled repayments totaling $7,750 within the twelve months ended December 31, 2013. On February 28, 2013, we made a payment of $5,000 for First Lien Term Loan Facility, in excess of the required $7,750 noted above as part of the transactions entered into on such date.

As part of the amendments and limited waivers to our Credit Agreements entered into on November 15, 2012, December 14, 2012, January 15, 2013, and February 28, 2013 the non-compliance and expected non-compliance with certain covenants thereunder were waived for a limited period of time, including the obligation to comply with our debt leverage and interest coverage covenants as of December 31, 2012, as of March 31, 2013. As part of the amendments to the Second Lien Credit Agreement, our obligations to make the $2,824 interest payment due on November 9, 2012 in cash and the $2,981 interest payment due on February 11, 2013 in cash were amended to be payable in kind. In the absence of these amendments and limited waivers, we would have breached these covenants and obligations.
On February 28, 2013, we entered into the A&R First Lien Credit Agreement and A&R Second Lien Credit Agreement which amend and restate the existing Credit Facilities. In addition, we also entered into the Priority Second Lien Credit Agreement and certain other transaction documents. However, the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and other transaction documents, and the permanent waiver of the non-compliance of certain covenants and obligations in the First Lien Credit Agreement and Second Lien Credit Agreement mentioned above, are subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013).

For further detail regarding the February 28, 2013 transactions, including the New Credit Facilities entered into in connection therewith, please refer to Note 17 — Subsequent Event to the Consolidated Financial Statements.

There can be no assurance that we will be able to satisfy or obtain a waiver of the conditions precedent to the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents. As a result, it is possible that such agreements will not become effective, the temporary waivers of the non-compliance with certain covenants mentioned above with respect to the First Lien Credit Agreement and Second Lien Credit Agreement will be terminated and such non-compliance with such covenants will become events of default under the Credit Facilities at such time. If such an event of default were to occur, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such events of default under our Credit Facilities which remain uncured and unwaived, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws. If one or more of foregoing events were to occur, this would raise substantial doubt about the Company's ability to continue as a going concern.

For further detail regarding our long-term debt instruments, please refer to Note 4 — Debt to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Accounts Receivable and Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts, adjusted for relative improvements or deteriorations in the aging of the accounts and changes in current economic conditions if necessary. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when management believes they are uncollectible. The allowance for doubtful accounts is approximately $798 and $238 as of December 31, 2012 and 2011, respectively.

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

Intangible assets subject to amortization consist of advertiser and producer relationships, affiliate service agreements, trade names, customer relationships, technology and beneficial lease interest. The intangible asset values assigned are determined based upon the expected discounted aggregate cash flows to be derived over the life of the assets. As of December 31, 2012, the remaining weighted average amortization period for acquired intangible assets was 9.5 years.

We amortize the value assigned to intangibles as follows:

Advertiser and producer relationships	15 years
Affiliate service agreements	10 years
Trade names	4 to 5 years
Customer relationships	4 years
Technology	8 years
Beneficial lease interest	7 years

Intangible assets that have definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset, and record an impairment, if any. We re-evaluate the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives. Based on the results of our reviews, no intangible asset impairment loss is recognized in the results of operations for the years ended December 31, 2012 and 2011.

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

In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented as a direct offset to revenue with no corresponding operating expenses.

Income Taxes

We account for income taxes using the asset and liability method, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, in 2012, we increased our valuation allowance of $28,716. The valuation allowance and the goodwill impairment were the primary reasons for the variance between the statutory rate and our effective tax rate in 2012. In 2011, we recognized a non-cash benefit of $8,639 related to a reduction of our deferred tax valuation allowance on our net deferred tax assets at December 31, 2011.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2012 did not result in a significant impact to the consolidated financial statements:

In July 2012, the FASB issued guidance which allows companies to use a qualitative approach to test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted this standard in the third quarter of 2012 and it did not have an impact on our financial statements. We do not have any indefinite-lived intangible assets as of December 31, 2012.

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' (deficit) equity. The amendments in this standard require that all non-owner changes in stockholders' (deficit) equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted this standard in the first quarter of 2012 and it did not have an impact on our financial statements.

In May 2011, the FASB issued guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our financial statements.

In December 2011, the FASB issued guidance requiring companies to disclose information about offsetting assets and liabilities and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance requires retrospective application for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this guidance to have an impact on our consolidated results of operations and financial condition.

Contractual Obligations and Commitments

Our future contractual obligations and commitments as of December 31, 2012 are as follows;

	Payments Due by Period
Contractual Obligations (1)	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years
Debt (including accrued interest) (2)	$436,802	$33,276	$75,748	$255,694	$72,084
Broadcast and news rights	357,455	60,872	122,010	87,823	86,750
Operating leases (3)	34,500	5,826	9,470	9,066	10,138
Building financing (4)	7,579	971	2,075	2,187	2,346
Other commitments (5)	66,265	24,097	32,636	9,532	—
	$902,601	$125,042	$241,939	$364,302	$171,318

(1)	The above table excludes uncertain tax positions reserves of $3,244 and deferred tax liabilities of $1,202 as the future cash flows are uncertain as of December 31, 2012.

(2)
Includes scheduled repayments of long-term debt and interest payments on fixed and variable rate debt and payments of accumulated PIK interest. Estimated interest payments on floating rate instruments are computed using our interest rate as of December 31, 2012 and borrowings outstanding are assumed to follow the debt repayment schedule. We have classified all long-term debt as currently payable in our balance sheet as of December 31, 2012. The payments reflected in this table are the originally scheduled payments pursuant to our current credit facilities as of December 31, 2012.

(3)	Operating leases are net of sublease income.

(4)	Payments related to the lease agreement for our Culver City properties.

(5)	Includes other contractual services for talent, research, and employment agreements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changing interest rates under the Credit Facilities. We manage interest rate risk through the use of a combination of fixed and floating rate debt. From time to time, we make use of derivative financial instruments to adjust our fixed and floating rate ratio. In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These interest rate cap contracts cap the Libor interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt and are not designated as hedges and expire on March 31, 2015.

At December 31, 2012, if interest rates increased by 100 basis points subject to the impact of interest rate floor or the "required minimum interest rate", annualized interest expense would increase by approximately $1,385, based on our exposure to interest rate changes on variable rate debt that is not covered by the interest rate cap contracts we entered into in January 2012. At December 31, 2012, if interest rates decreased by 100 basis points subject to the impact of interest rate floor or the "required minimum interest rate", annualized interest expense would most likely be unchanged as the interest rate floors would prevent a significant decrease in our borrowing rates. These analyses do not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments, and do not anticipate non-performance by the counterparties.

We have three customers that accounted for approximately 31% and 16% of accounts receivable at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, we do not believe that these accounts receivable or our other accounts receivable represent a significant concentration of credit risk as we have not experienced significant losses related to our receivable balances and do not expect significant future uncollectible amounts related to our accounts receivable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective as of December 31, 2012 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. They also concluded that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it is effective as of such date.

Changes in Internal Control over Financial Reporting

We are completing the process of implementing a new financial and reporting system as part of a plan to integrate and upgrade our operational and financial systems and processes as a result of our Merger with Westwood. We expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization. The implementation of our new general ledger system was completed in the first quarter of 2012. We continued to develop and enhance the operational and financial systems during the fourth quarter of 2012. We have followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. We have conducted post-implementation monitoring and process modifications to ensure the effectiveness of our internal control over financial reporting, and have not experienced any significant difficulties to date in connection with the implementation or operations of the new financial system. As we continue to implement the new system, we will experience certain changes to our processes and procedures, which in turn will result in changes in internal controls over financial reporting. There were no other changes in our internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information that is responsive to the information required with respect to this Item 10 shall be provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year.

Item 11. Executive Compensation

The information that is responsive to the information required with respect to this Item 11 shall be provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information that is responsive to the information required with respect to this Item 12 shall be provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information that is responsive to the information required with respect to this Item 13 shall be provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year.

Item 14. Principal Accountant Fees and Services

The information that is responsive to the information required with respect to this Item 14 shall be provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report on Form 10-K

1,2.	Financial statements and schedules to be filed hereunder are indexed on page F-1 hereof.

3.	Exhibits

Exhibits (A)	Description (B)
2.1	Agreement and Plan of Merger, dated as of July 30, 2011, by and among Westwood One, Inc., Radio Network Holdings, LLC and Verge Media Companies, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation changing the name of the Company to Dial Global, Inc., as filed with the Delaware Secretary of State on December 12, 2011 (2)
3.2	Amended and Restated Bylaws of Westwood One, Inc. adopted on April 23, 2009 and currently in effect. (3)
3.2.1	First Amendment to the Amended and Restated Bylaws of Westwood One, Inc. effective as of October 21, 2011 (4)
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

10.1.1	First Amendment to the First Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (5)
10.1.2	Second Amendment and Limited Waiver to Credit Agreement, entered into as of November 15, 2012 with the lenders party thereto. (21)
10.1.3	Second Limited Waiver to Credit Agreement, entered into as of December 14, 2012, with the lenders party thereto. (22)
10.1.4	Third Limited Waiver to Credit Agreement, entered into as of January 15, 2013, by and among Dial Global, Inc. and the lenders party thereto. (23)
10.2	Guaranty and Security Agreement, dated as of October 21, 2011, in favor of General Electric Capital Corporation as administrative agent and collateral agent (4)
10.3
Second Lien Credit Agreement, dated as of October 21, 2011, with Cortland Capital Market Services LLC, as administrative agent and collateral agent, and Macquarie Capital (USA), Inc., as syndication agent, and the lenders party thereto from time to time (4)

10.3.1	First Amendment to the Second Lien Credit Agreement, dated as of November 7, 2011, with the lenders party thereto. (5)
10.3.2	Second Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of November 15, 2012, with the lenders party thereto (21)
10.3.3	Third Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of December 14, 2012, with the lenders party thereto. (22)
10.3.4	Fourth Amendment and Limited Waiver to Second Lien Credit Agreement, entered into as of January 15, 2013, by and among Dial Global, Inc. and the lenders party thereto. (23)
10.4	Second Lien Guaranty and Security Agreement, dated as of October 21, 2011, in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent (4)
10.5	Registration Rights Agreement, dated as of October 21, 2011, by and among Westwood One, Inc., Gores Radio Holdings, LLC and Triton Media Group, LLC (4)
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

Exhibits (A)	Description (B)
10.9	Form of Indemnification Agreement between Registrant and its directors and executive officers. (17)
10.10	Westwood One, Inc. 2005 Equity Compensation Plan (6)*
10.11	Form Stock Option Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (7)*
10.12	Form Stock Option Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for directors. (7)*
10.13	Form Amended and Restated Restricted Stock Unit Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for outside directors (8)*
10.14	Form Restricted Stock Unit Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (8)*
10.15	Form Restricted Stock Agreement under Westwood One, Inc. 2005 Equity Compensation Plan for non-director participants. (8)*
10.16	2010 Equity Compensation Plan. (9) *
10.17	Form Stock Option Agreement under Westwood One, Inc.'s 2010 Equity Compensation Plan for employees. (9)*
10.18	Form Restricted Stock Unit Agreement under Westwood One, Inc.'s 2010 Equity Compensation Plan for non-employee directors. (9)*
10.19	Registrant 2011 Stock Option Plan (10)*
10.20	Form of Stock Option Agreement for the Registrant 2011 Stock Option Plan. (11)*
10.21	Employment Agreement, dated as of December 20, 2011, by and between Registrant and Spencer L. Brown. (11)*
10.22	Employment Agreement, dated as of December 20, 2011, by and between Registrant and David M. Landau. (11)*
10.23	Employment Agreement, dated as of December 20, 2011, by and between Registrant and Kenneth C. Williams. (11)*
10.24
Digital Reseller Agreement, dated as of July 29, 2011, by and between the Triton Media Group, LLC and Dial Communications Global Media, LLC, an indirect subsidiary of the Company (redacted version) (16)

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

10.32	Lease for 524 W. 57th Street, dated as of March 3, 2008, by and between Westwood One, Inc. and CBS Broadcasting Inc. (13)
10.33	Agreement of Sublease made as of November 2, 2009, by and between Marsh & McLennan Companies, Inc. and Westwood One Radio Networks, Inc. (14)
10.34
Sublease dated as of November 1, 2004, as amended to date, by and between Live Nation Worldwide, Inc., f/k/a SFX Entertainment, Inc. and Excelsior Radio Networks, LLC, as successor by conversion to Excelsior Radio Networks, Inc. (a subsidiary of Registrant) (17)

10.35	Agreement of Purchase and Sale, dated as of December 3, 2009, between Westwood One, Inc. and NLC-Lindblade, LLC (15)
10.36	Single Tenant Triple Net Lease, dated as of December 17, 2009, between Westwood One, Inc. and NLC-Lindblade, LLC (15)
10.37	Employment Agreement, effective as of April 16, 2012, by and between the Company and Hiram Lazar. (18)*
10.38	Employment Agreement, effective as of April 16, 2012, by and between the Company and Eileen Decker. (18)*
10.39	Employment Agreement, effective as of April 16, 2012, by and between the Company and Kirk Stirland. (18)*

Exhibits (A)	Description (B)
10.40	Employment Agreement, effective as of April 16, 2012, by and between the Company and Edward A. Mammone. (18)*
10.41	Form of Stock Option Agreement for Employees for the Company's 2011 Stock Option Plan. (18)*
10.42	Employment Agreement, effective as of May 15, 2012, by and between the Company and Charles Steinhauer. (19)*
10.43	Employment Agreement, effective as of June 13, 2012, by and between the Company and Jean Clifton. (20)*
14.1	Code of Ethics. (24)
21	List of Subsidiaries. +
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
_____________________

*	Indicates a management contract or compensatory plan

+	Filed herewith.

**	Furnished herewith

(A)	We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(B)	Westwood One, Inc. changed its name to Dial Global, Inc. on December 12, 2011.

(1)	Filed as an exhibit to Registrant's current report on Form 8-K dated July 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's current report on Form 8-K dated December 6, 2011 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's current report on Form 8-K dated April 23, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's current report on Form 8-K dated October 21, 2011 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's current report on Form 8-K dated November 4, 2011 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's current report on Form 8-K, dated May 25, 2005 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s current report on Form 8-K dated December 5, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's current report on Form 8-K dated March 17, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed with the SEC on December 21, 2011 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's current report on Form 8-K dated December 19, 2011 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's current report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s current report on Form 8-K dated March 3, 2008 and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's current report on Form 8-K dated November 17, 2009 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's current report on Form 8-K dated April 16, 2012 and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Current Report on Form 8-K dated May 15, 2012 and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Current Report on Form 8-K dated June 13, 2012 and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 15, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAL GLOBAL, INC.
(Registrant)

Date:	April 1, 2013	By:	/S/ SPENCER L. BROWN	By:	/S/ JEAN B. CLIFTON
			Spencer L. Brown		Jean B. Clifton
			Chief Executive Officer		Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ NEAL A. SCHORE	Chairman of the Board of Directors	April 1, 2013
Neal A. Schore

/S/ SPENCER L. BROWN	Chief Executive Officer; Director	April 1, 2013
Spencer L. Brown

/S/ B. JAMES FORD	Director	April 1, 2013
B. James Ford

/S/ JONATHAN I. GIMBEL	Director	April 1, 2013
Jonathan I. Gimbel

/S/ JULES HAIMOVITZ	Director	April 1, 2013
Jules Haimovitz

/S/ H. MELVIN MING	Director	April 1, 2013
H. Melvin Ming

/S/ PETER E. MURPHY	Director	April 1, 2013
Peter E. Murphy

/S/ ANDREW SALTER	Director	April 1, 2013
Andrew Salter

/S/ MARK R. STONE	Director	April 1, 2013
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

We have audited the accompanying consolidated balance sheets of Dial Global, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ (deficit) equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial Global, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses and has a working capital deficiency. In addition, absent the waivers from the Company's lenders, the Company would not be in compliance with certain covenants of its loan agreements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters also are described in Note 1.  The most recent year consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
New York, New York
April 1, 2013

DIAL GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,445	$5,627
Accounts receivable, net of allowance for doubtful accounts	74,180	96,211
Prepaid expenses and other assets	11,396	6,130
Deferred financing costs	9,058	—
Total current assets	103,079	107,968
Property and equipment, net	27,384	28,478
Goodwill	73,844	167,120
Intangible assets, net	131,957	145,915
Deferred financing costs	—	11,557
Other assets	4,348	6,636
TOTAL ASSETS	$340,612	$467,674

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Producer and accounts payable	$33,570	$30,476
Amounts payable to related parties	3,439	4,343
Accrued expenses and other liabilities	44,436	42,124
Current maturity of long-term debt	250,201	3,875
Total current liabilities	331,646	80,818
Long-term debt	—	229,467
Long-term debt payable to related parties	35,774	30,875
Deferred tax liability	1,202	17,619
Other liabilities	22,377	20,107
TOTAL LIABILITIES	390,999	378,886

Commitments and contingencies

Series A Preferred Stock, $1,000 liquidation preference; 200,000 shares authorized; 9,691.374 shares issued and outstanding, and accumulated dividends; $1,091 and $171, respectively	10,782	9,862

STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.01 par value; 5,000,000,000 shares authorized; 22,794,323 and 22,744,322 shares issued and outstanding, respectively	228	227
Class B common stock, $0.01 par value; 35,000,000 shares authorized; 34,237,638 shares issued and outstanding	342	342
Additional paid-in capital	141,381	134,785
Accumulated deficit	(203,120)	(56,428)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(61,169)	78,926
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY	$340,612	$467,674

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011
Revenue	$239,019	$131,325
Costs of revenue (excluding depreciation and amortization)	171,703	75,920
Gross profit	67,316	55,405
Compensation costs	28,511	16,396
Other operating costs	34,160	20,046
Depreciation and amortization	23,435	15,119
Goodwill impairment	92,194	—
Restructuring and other charges	13,269	3,131
Transaction costs	—	7,263
Total operating costs	191,569	61,955

Operating loss	(124,253)	(6,550)

Interest expense, net	(36,715)	(29,625)
Preferred Stock dividend	(920)	(171)
Gain from the 24/7 Formats purchase	—	4,950
Investment impairment charge	—	(561)

Loss from continuing operations before income tax	(161,888)	(31,957)
Income tax benefit from continuing operations	(15,196)	(22,741)

Loss from continuing operations	(146,692)	(9,216)
Loss from discontinued operations, net of income tax provision	—	(1,626)
Net loss	$(146,692)	$(10,842)
Comprehensive loss	$(146,692)	$(10,842)

Loss per share Common Stock (Class A and Class B)
Loss from continuing operations	$(2.57)	$(0.24)
Loss from discontinued operations	—	(0.04)
Net loss	$(2.57)	$(0.28)

Weighted-average shares outstanding:
Common Stock (Class A and Class B)
Basic and diluted	57,010,567	38,717,960

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,692)	$(10,842)
Adjustments to reconcile net loss to net cash provided by operating activity, net of acquisitions:
Depreciation and amortization	23,435	18,986
Goodwill impairment	92,194	—
Paid-in-kind interest expense	7,723	13,055
Deferred taxes	(15,272)	(22,626)
Amortization of original issue discount and deferred financing costs	5,009	3,663
Stock-based compensation	6,597	1,280
Preferred Stock dividend	920	171
Bad debt expense	1,255	401
Deferred rent expense	668	165
Revaluation of interest rate cap contracts	223	—
Gain from 24/7 Formats purchase	—	(4,950)
Loss on investment	—	561
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20,776	(7,551)
Prepaid expenses and other current assets	(3,889)	1,371
Other assets	(1,223)	961
Accounts payable	3,094	3,561
Accrued expenses and other current liabilities	1,217	4,481
Other liabilities	(1,627)	(737)
Total adjustments	141,100	12,792
Net cash (used in) provided by operating activities	(5,592)	1,950

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment	(3,367)	(4,286)
Loan to related party	(850)	—
Loan repaid by related party	850	—
Proceeds from maturity of restricted investment	538	—
Acquisition of Westwood and purchase of 24/7 Formats, net of cash acquired	—	(1,618)
Cash transferred to Digital Services business	—	(5,877)
Acquisitions of business, net of cash acquired	(53)	(67)
Net cash used in investing activities	(2,882)	(11,848)
See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	30,100	9,600
Repayment under Revolving Credit Facility	(14,700)	(5,000)
Purchase of interest rate cap contracts	(233)	—
Repayment of long-term debt	(3,875)	(8,513)
Repayment of long-term debt in Merger	—	(161,463)
Repayment of paid in kind interest expense	—	(47,949)
Borrowings under First Lien Term Loan	—	145,800
Borrowings under Second Lien Term Loan	—	82,450
Deferred financing costs	—	(12,045)
Payment of contingent liability on acquisition	—	(895)
Borrowings from bank line of credit	—	900
Repayments of bank line of credit	—	(900)
Cost of issuance of common stock	—	(365)
Principal payment of capital lease obligation	—	(43)
Net cash provided by financing activities	11,292	1,577

Net increase (decrease) in cash and cash equivalents	2,818	(8,321)
Cash and cash equivalents at beginning of period	5,627	13,948
Cash and cash equivalents at end of period	$8,445	$5,627

Supplemental Disclosures
Cash Paid during the period for:
Cash paid during the period for interest	$21,298	$55,696
Cash paid during the period for taxes	212	117

Non-cash investing and financing activities
Spin-off dividend	—	(111,859)
Assumption of Westwood debt	—	45,146
Conversion of PIK notes	—	30,000
Common stock issued related to acquisitions	—	81,830
Issuance of Series A Preferred Stock	—	9,691
Fair value of assumed stock options	—	1,178

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	(Accumu- lated Deficit)	Total Stockholders’ (Deficit) Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	—	$—	34,237,638	$342	$162.948	$(45.586)	$117,704
Net loss	—	—	—	—	—	(10,842)	(10,842)
Acquisition of Westwood One, Inc.	22,667,591	227	—	—	82,416	—	82,643
Distribution of Digital Services business to Triton Digital	—	—	—	—	(111,859)	—	(111,859)
Vesting of restricted stock units	76,731	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,280	—	1,280
Balance at December 31, 2011	22,744,322	227	34,237,638	342	134,785	(56,428)	78,926
Net loss	—	—	—	—	—	(146,692)	(146,692)
Vesting of restricted stock units	50,001	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	6,597	—	6,597
Balance at December 31, 2012	22,794,323	$228	34,237,638	$342	$141,381	$(203,120)	$(61,169)

See accompanying notes to consolidated financial statements

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 — Description of Business and Basis of Presentation

Description of Business

In this report, “Dial Global,” “Company,” “registrant,” “we,” “us,” and “our” refer to Dial Global, Inc. (together with our subsidiaries) (formerly known as Westwood One, Inc. ("Westwood")). On October 21, 2011 (the "Merger Date"), we announced the consummation of the transactions (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of July 30, 2011 (as amended, the "Merger Agreement"), by and among Westwood, Radio Network Holdings, LLC, a Delaware corporation (since renamed Verge Media Companies LLC, "Merger Sub"), and Verge Media Companies, Inc. ("Verge"). Verge merged with and into Merger Sub, with Merger Sub continuing as the surviving company. For a more detailed description of the credit facilities entered into in connection with the Merger, please refer to Note 4 — Debt.

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

The Merger is accounted for as a reverse acquisition of Westwood by Verge under the acquisition method of accounting in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations ("ASC 805"). Under such guidance, the transaction has been recorded as the acquisition of Westwood by the Company. The historical accounting of the Company is that of Verge and the acquisition purchase price of Westwood has been recorded based on the fair value of Westwood on the Merger Date. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid in capital. See Note 3 — Acquisition of Westwood One, Inc. for information regarding our acquisition of Westwood, including details of the $102,379 consideration exchanged for the Merger.

As described in more detail under Note 15 — Discontinued Operations, on July 29, 2011, Verge's Board of Directors approved a spin-off of the Digital Services business to a related entity owned by its sole stockholder at that time. For all periods presented in this report, the results of the Digital Services business are presented as a discontinued operation and will continue to be presented as discontinued operations in all future filings in accordance with generally accepted accounting principles in the United States.

The consolidated statements of operations and comprehensive loss and consolidated statements of cash flows include Westwood's operations from October 22, 2011 onward. The consolidated balance sheets as of December 31, 2012 and 2011 include the Westwood purchase accounting balances acquired in the Merger.

The consolidated statements of cash flows include the results of the discontinued operations of the Digital Services business for the year ended December 31, 2011, as is allowed by the authoritative guidance in ASC 230 Statement of Cash Flows.

We are organized as a single reporting segment, the Radio business. We are an independent, full-service network radio company that distributes, produces, and/or syndicates programming and services to more than 8,400 radio stations nationwide including representing/selling audio content of third-party producers. We produce and/or distribute over 200 news, sports, music, talk and entertainment radio programs, services, and digital applications, as well as audio content from live events, turn-key music formats, prep services, jingles and imaging. We have no operations outside the United States, but sell to customers outside the United States.

Certain reclassifications to our previously issued financial information have been made to the financial information that is presented in this report to conform to the current period presentation. See Note 2 — Summary of Significant Accounting Policies for additional details.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Going Concern Uncertainty

The financial statements contained herein have been prepared assuming the Company continues as a going concern. As described in more detail under Note 4 — Debt, on November 15, 2012, December 14, 2012, January 15, 2013 and February 28, 2013, we entered into amendments and limited waivers with certain lenders under our $155,000 First Lien Credit Agreement, $85,000 Second Lien Credit Agreement, and $25,000 revolving credit facility (collectively, our “Credit Facilities”). These amendments and waivers , among other things, had the effect of waiving non-compliance and expected non-compliance with certain covenants thereunder through April 16, 2013 (unless such amendments and limited waivers are earlier terminated), including the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012, December 31, 2012, and March 31, 2013. In the case of the Second Lien Credit Agreement the obligation to make the $2,824 interest payment due on November 9, 2012 in cash and our obligation to make the $2,981 interest payment due on February 11, 2013 in cash were amended to be payable in kind. In the absence of such amendments and limited waivers, we would have breached these covenants and obligations.
Based on our current financial projections, absent additional debt or equity capital from third parties or the ability to satisfy the conditions precedent or have such conditions precedent waived in each of the A&R First Lien Credit Agreement, A&R Second Lien Credit Agreement and the Priority Second Lien Credit Agreement, we anticipate that we will breach our debt leverage and interest coverage covenants for the quarters ended March 31, 2013 and beyond. Such expected non-compliance is a result of several factors. We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys (which we believe was a by-product of the election and renewed economic uncertainty), competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

On February 28, 2013, we entered into the A&R First Lien Credit Agreement and A&R Second Lien Credit Agreement which amend and restate the existing Credit Facilities. In addition, we also entered into the Priority Second Lien Credit Agreement and certain other transaction documents. However, the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and other transaction documents, and the permanent waiver of the non-compliance of certain covenants and obligations in the First Lien Credit Agreement and Second Lien Credit Agreement mentioned above, are subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013).

For further detail regarding the February 28, 2013 transactions, including the New Credit Facilities entered into in connection therewith, please refer to Note 17 — Subsequent Event to the Consolidated Financial Statements.

There can be no assurance that we will be able to satisfy or obtain a waiver of the conditions precedent to the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents. As a result, it is possible that such agreements will not be effective, the temporary waivers of the non-compliance with certain covenants mentioned above with respect to the First Lien Credit Agreement and Second Lien Credit Agreement will be terminated and such non-compliance with certain covenants will become events of default under the Credit Facilities at such time. If such an event of default were to occur, there can be no assurance that the lenders under the Credit Facilities will grant us a waiver on terms acceptable to us, or at all.

In the event of any such events of default under our Credit Facilities which remain uncured and unwaived, our lenders could declare all outstanding indebtedness to be due and payable and pursue their remedies under the underlying debt instruments and the law. In the event of such acceleration or exercise of remedies, there can be no assurance that we will be able to refinance the accelerated debt on acceptable terms, or at all. As a result, if an event of default under the Credit Facilities occurs and results in an acceleration of the Credit Facilities, a material adverse effect on us and our results of operations would likely result or we may be forced to (1) attempt to restructure our indebtedness, (2) cease our operations or (3) seek protection under applicable state or federal laws, including but not limited to, bankruptcy laws. If one or more of foregoing events were to occur, this would raise substantial doubt about the Company's ability to continue as a going concern.

Despite the additional funding from the anticipated recapitalization arrangement, which is subject to certain conditions to be closed after April 16, 2013, our ultimate continued existence is dependent upon our ability to generate sufficient cash flow from operations to support our daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Goodwill Impairment

We normally perform the required impairment testing of goodwill and intangible assets on an annual basis in December of each year. As a result of several factors, which had a significant impact on our bookings and sales, we performed an interim analysis of our goodwill carrying value as required by ASC 350, Intangibles-Goodwill and Other ("ASC 350"). We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys, competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below our carrying value. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets was not completed by the filing deadline of our Form 10-Q for the three-month and nine-month periods ended September 30, 2012. However, we recorded an estimated goodwill impairment charge of $67,218 when we filed our financial statements for the three and nine months ended September 30, 2012. Upon completion of the full interim review, we recorded an additional goodwill impairment of $24,976 in the fourth quarter of 2012, resulting in a final goodwill impairment charge of $92,194 for the year ended December 31, 2012. The increase in the amount of goodwill impairment from our initial estimate of $67,218 to $92,194 was primarily based on an increase in the valuation of our definite lived intangibles assets, which has the effect of reducing the value of our goodwill. We also performed our annual review for impairment of goodwill in December of 2012 and based upon those reviews no further impairment of goodwill was recorded. See Note 7 — Goodwill and Note 12 — Income Taxes for additional details on goodwill and goodwill impairment and the deferred taxes related to goodwill and goodwill impairment.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Actual results could differ from those estimates. The most significant assumptions and estimates involved in preparing the financial statements include those related to useful lives of property and equipment, the useful lives of intangible assets, allowance for doubtful accounts, fair values assigned to intangibles, interest rate caps, and stock-based awards, and the valuation of goodwill.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer's inability to meet our financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts, adjusted for relative improvements or deteriorations in the aging of the accounts and changes in current economic conditions if necessary. Expected credit losses are recorded as an allowance for doubtful accounts. Receivables are written off when management believes they are uncollectible. The allowance for doubtful accounts is $798 and $238 as of December 31, 2012 and 2011, respectively.

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

The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs that do not extend the useful lives of the assets are expensed as incurred.

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

Intangible assets subject to amortization have consisted of advertiser and producer relationships, affiliate service agreements, trade names, customer relationships, technology and beneficial lease interest. The intangible asset values assigned are determined based upon the expected discounted aggregate cash flows to be derived over the life of the assets. As of December 31, 2012, the remaining weighted average remaining amortization period for acquired intangible assets is 9.5 years.

We amortize the value assigned to intangibles at December 31, 2012 as follows:

Advertiser and producer relationships	15 Years
Affiliate service agreements	10 Years
Trade names	4 Years
Customer relationships	4 Years
Technology	8 Years
Beneficial lease interest	7 Years

Intangible assets that have definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset, and record an impairment, if any. We re-evaluate the value and useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their value and remaining useful lives. We have determined that there was no impairment of definite-lived intangible assets for the years ended December 31, 2012 and 2011.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Deferred Financing Costs

Deferred financing costs are amortized under the interest method over the term of the debt. Amortization expense was $2,499 and $3,171 for the years ended December 31, 2012 and 2011, respectively, and are included in interest expense, net in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2011, deferred financing costs of $1,759 were expensed in the fourth quarter in connection with to Verge's early repayment of its long-term debt at the Merger Date. As of December 31, 2012 and 2011, deferred financing costs of $9,058 and $11,557, respectively, were included in the consolidated balance sheets.

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

In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented as a direct offset to revenue rather than as an expense with no corresponding operating expenses.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $341 and $425 for the years ended December 31, 2012 and 2011, respectively.

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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Our percentage of revenues generated by individual advertising agencies (each with multiple customers) that account for ten percent or more of our revenue and the related accounts receivable balances are as follows.

	Percent of Revenue		Percent of Total Accounts Receivable
	Years Ended December 31,		As of the December 31,
	2012	2011	2012	2011
Agency A	11%	19%	8%	9%
Agency B	12%	9%	13%	5%
Agency C	11%	5%	10%	2%

Income Taxes

We account for income taxes using the asset and liability method, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. Deferred income taxes are recognized for the temporary differences between our financial statement and our tax basis of the assets and liabilities. We calculate the deferred income taxes using the enacted tax rate expected to apply to the taxable income for each year in which the deferred tax liability or asset is expected to be settled or realized. In 2012, we recognized a valuation allowance of $28,716. The valuation allowance and the goodwill impairment were the primary reasons for the variance between the statutory rate and our effective tax rate in 2012. In 2011, we recognized a non-cash benefit of $8,639 related to a reduction of our deferred tax valuation allowance on our net deferred tax assets at December 31, 2011.

We adopted the applicable sections of FASB ASC 740-10 that were included in the pre-Codification FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes as of December 31, 2009. This authoritative guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the liability to recognize in the financial statements.

Interest Rate Cap Agreements

From time to time we enter into interest rate cap agreements to manage the risks associated with our variable rate debt. These interest rate caps are not designated as hedges. Accordingly, interest rate cap agreements are recorded at fair value, and included in assets or liabilities, as appropriate. Changes in fair value at each balance sheet date, and upon maturity, are included in interest expense, net in the consolidated statement of operations and comprehensive loss. We were not a party to any interest rate cap agreement as of December 31, 2011. In January 2012, we entered into interest rate cap agreements to manage the risks associated with our variable rate debt as required by our Credit Agreements. These caps fix the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt, are not designated as hedges and expire on March 31, 2015.

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

Loss Per Share

Basic earnings (loss) per share excludes the effect of common stock equivalents and is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. Diluted earnings per share reflect the potential dilution that could result if securities or other contracts to issue common stock are exercised or converted into common stock. Common stock equivalents are excluded in periods in which they are anti-dilutive and for the years ended December 31, 2012 and 2011, the effect of common stock equivalents of 21,394 and 67,824, respectively, are excluded from the calculation of diluted loss per share because the effect is anti-dilutive. Basic and dilutive shares outstanding include the Class A common stock and Class B common stock combined after the adjustment for the conversion of Verge common stock into the Class B common stock in connection with the Merger.

Comprehensive Loss

For the years ended December 31, 2012 and 2011, our comprehensive loss is equal to our net loss for each of the periods presented.

Contingencies

We accrue for contingent liabilities when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated and accrue for legal costs as they are incurred.

Restricted Investment

Our sole restricted investment consisted of a certificate of deposit that is collateral for a lease deposit in connection with a New York office lease and is reported in other assets in the consolidated balance sheet. This investment was categorized as a held-to-maturity security (see Note 9 — Fair Value Measurements). As of December 31, 2011, the balance in this restricted investment was $538. The certificate of deposit matured in May 2012 and the proceeds are included in investing activities in the consolidated statement of cash flows.

Reclassifications

Certain amounts in previously issued 2011 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported net income. Due to the impact of the integration process from the Merger, we reconsidered the classification of the following items in the consolidated statement of operations and comprehensive loss for an increase in costs of revenue of $1,224 and decreases in compensation costs of $589 and other operating costs of $635. We also reclassified $304 from accounts payable to accrued expenses and other liabilities as of December 31, 2011 to conform to the classifications in our 2012 consolidated balance sheet.

Recent Accounting Pronouncements

The adoption of the following accounting standards and updates during 2012 did not result in a significant impact to the consolidated financial statements:

In July 2012, the FASB issued guidance which allows companies to use a qualitative approach to test indefinite-lived intangible assets for impairment. The guidance permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted this standard in the third quarter of 2012 and it did not have an impact on our financial statements. We do not have any indefinite-lived intangible assets as of December 31, 2012.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

In June 2011, the FASB issued guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' (deficit) equity. The amendments in this standard require that all non-owner changes in stockholders' (deficit) equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. All amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted this standard in the first quarter of 2012 and it did not have an impact on our financial statements.

In May 2011, the FASB issued guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We adopted this standard in the first quarter of 2012 and it did not have an impact on our financial statements.

In December 2011, the FASB issued guidance requiring companies to disclose information about offsetting assets and liabilities and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance requires retrospective application for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this guidance to have an impact on our consolidated results of operations and financial condition.

Note 3 — Acquisition of Westwood One, Inc.

The Merger was the only business combination we entered into in 2011. No business combinations were entered into in 2012. Transaction costs associated with the Merger are included in transaction costs in total operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.

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

In addition, Westwood, Gores Radio Holdings, LLC ("Gores"), Verge and Triton Media Group LLC ("Triton") entered into the Indemnity and Contribution Agreement, dated as of July 30, 2011 and amended on October 21, 2011, whereby under certain circumstances and subject to certain limitations, Triton agreed to indemnify Westwood if Westwood suffers any losses arising from or directly related to the Digital Services business, and Gores agreed to indemnify Triton if Westwood suffers any losses arising from or directly related to Westwood's sale of its Metro Traffic Business.

The goodwill recorded represents the future economic benefits expected to arise that could not be identified and separately recognized. The goodwill is not deductible for tax purposes.

As part of the Merger, the pre-Merger debt of Westwood and Verge was paid and we, as borrower and guarantor, entered into new credit facilities (described in Note 4 — Debt) that included term loans, revolving credit facilities and paid-in-kind ("PIK") notes.

On July 29, 2011, just prior to the announcement of the Merger, Excelsior Radio Networks, LLC ("Excelsior") exercised an option it held to purchase the 24/7 Formats that it had previously managed and operated pursuant to a Management Agreement with

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Westwood. Excelsior paid $4,730 for the 24/7 Formats. This pre-existing relationship is subject to ASC 805 and to the extent such amount is representative of a favorable or unfavorable settlement of a pre-existing relationship, we would recognize a gain or loss as of the date of the Merger. As such, we recognized a gain of $4,950 related to the 24/7 Formats purchase.

As a result of the Merger, our operating results include the operations of the Westwood business from the closing date of the Merger to December 31, 2011. The Westwood business contributed $36,735 and $4,277 in revenue and operating loss for the year ended December 31, 2011, respectively.

Westwood closing price per share on October 21, 2011	$3.61
Fair value of 22,667,591 shares of common stock of Westwood	81,830
Fair value of Series A Preferred Stock issued	9,691
Fair value of prior service for assumed stock options and RSUs	1,178
Fair value of 24/7 Formats acquisition (including $4,950 gain from the 24/7 Formats purchase)	9,680
$102,379

The purchase price for Westwood was allocated as follows:

Cash and cash equivalents	$3,112
Accounts receivable	39,500
Prepaid and other assets	5,541
Property and equipment	25,348
Other assets	5,780
Long-term debt	(45,146)
Accounts payable	(5,820)
Accrued and other current liabilities	(27,233)
Other liabilities	(22,060)
Deferred tax liability	(32,660)
Intangible assets	71,008
Goodwill	85,009
Total Purchase Price	$102,379

Included in the property and equipment and other liabilities categories above are land, building and debt related to a sale leaseback of our Culver City properties that did not qualify for sales recognition treatment. The remaining term of the lease is approximately seven years with two five year renewal options. We are responsible for required repairs, replacements and improvements for our Culver City properties and issued a letter of credit for $219 (the equivalent of three months base rent) in lieu of a security deposit. The building is depreciated over its estimated remaining economic life of 35 years and the debt principal is reduced by the monthly rental payments using the effective interest method whereby a portion of the lease payment is recorded to interest expense and the remaining to reduce the principal. The purchase accounting allocations have been recorded in the accompanying consolidated financial statements as of, and for the period subsequent, to the Merger Date. During the quarter ended March 31, 2012, we recorded adjustments to decrease goodwill by $951 associated with: (1) an increase in (x) property and equipment of $2,410, (y) other liabilities of $2,684, and (z) deferred tax liabilities of $108 related to our Culver City properties; and (2) an increase in intangible assets of $1,831, and a decrease in deferred tax liabilities of $714 related to the fair value of the affiliate service agreements and insertion orders (in intangible assets) as of the Merger Date. During the quarter ended September 30, 2012, we recorded an adjustment to decrease goodwill by $184, other liabilities by $152, deferred tax liabilities by $104 and prepaid and other assets by $72 as a result of a true-up of tax rates and operating loss carryforwards. The valuation of the net assets acquired and allocation of the consideration transferred has been finalized as of December 31, 2012.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The following unaudited pro forma financial summary gives effect to the Merger and the resultant acquisition accounting treatment and assumes the Merger had occurred as of January 1, 2011. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal year 2011 that are directly related to the Merger and do not have a continuing impact on operating results. The pro forma information does not purport to be indicative of what the financial condition or results of operations would have been had the Merger been completed on the dates set forth in the pro forma financial information.

Unaudited Pro Forma
Year Ended December 31, 2011
Revenue	$275,463
Operating loss	(12,448)
Loss from continuing operations	(30,885)
Net loss per basic and diluted share	$(0.54)

Note 4 — Debt

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

As of December 31, 2012, the outstanding balance of our Revolving Credit Facility was $20,000 and total outstanding letters of credit were $4,976, providing $24 of availability under the Revolving Credit Facility. As of December 31, 2011, the outstanding balance of our Revolving Credit Facility was $4,600 and total outstanding letters of credit were $2,020, providing $18,380 of availability under the Revolving Credit Facility.

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

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The difference between the December 31, 2012 carrying value of the aggregate of the First Lien Term Loan Facility and Second Lien Term Loan Facility of $230,201 and original principal amount of $240,000 reflects (1) the unamortized portion of the original issue discount of $8,748 recognized upon issuance of the underlying Credit Facilities, which is being amortized through the maturity date of November 15, 2015 and (2) the repayment of $3,875 of the First Lien Term Loan Facility for the year ended December 31, 2012, offset in part by the $2,824 of interest on the Second Lien Term Loan Facility which per the amendments and waivers was paid in kind and therefore added to the principal balance. First Lien Term Loan Facility repayments are; $7,750, $11,625, $15,500 and $116,250 for 2013, 2014, 2015 and 2016, respectively, and the Second Lien Term Loan Facility repayment is $87,824 in 2017, according to the current Credit Facility. On February 28, 2013, in connection with the recapitalization we made a payment of $5,000 for the First Lien Term Loan Facility, in excess of the required $7,750 for 2013 as noted above.

On November 15, 2012, December 14, 2012, January 15, 2013 and February 28, 2013, we entered into amendments and limited waivers with certain lenders under our $155,000 First Lien Credit Agreement, $85,000 Second Lien Credit Agreement, and $25,000 revolving credit facility (collectively, our “Credit Facilities”). These amendments and waivers, among other things, have the effect of waiving non-compliance and expected non-compliance with certain covenants thereunder through April 16, 2013 (unless such amendments and limited waivers are earlier terminated), including the obligation to comply with our debt leverage and interest coverage covenants as of September 30, 2012, December 31, 2012, and March 31, 2013. In the case of the Second Lien Credit Agreement our obligation to make the $2,824 interest payment due on November 9, 2012 in cash and our obligation to make the $2,981 interest payment due on February 11, 2013 in cash were amended to be payable in kind. In the absence of such amendments and limited waivers, we would have breached these covenants and obligations. We classified these Credit Facilities and the related original issue discount to current liabilities and the deferred financing costs to current assets as of December 31, 2012, as a result of the amendments and limited waivers expiring within one year.

On February 28, 2013, we entered into the A&R First Lien Credit Agreement and A&R Second Lien Credit Agreement which amended and restated the existing Credit Facilities. In addition, we also entered into the Priority Second Lien Credit Agreement and certain other transaction documents. However, the effectiveness of the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and other transaction documents, and the permanent waiver of the non-compliance of certain covenants and obligations in the First Lien Credit Agreement and Second Lien Credit Agreement mentioned above, are subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), and there can be no assurance that we will be able to satisfy or obtain waiver of such conditions.

For further detail regarding the February 28, 2013 transactions, including the New Credit Facilities entered into in connection therewith, please refer to Note 17 — Subsequent Event to the Consolidated Financial Statements.

PIK Notes

In connection with the Merger, we also issued $30,000 in aggregate principal amount of PIK Senior Subordinated Unsecured PIK Notes ("PIK Notes”) to Gores, certain entities affiliated with Oaktree Capital Management, L.P. ("Oaktree") and certain entities affiliated with Black Canyon Capital LLC ("Black Canyon"). The PIK Notes are unsecured and accrue interest at the rate of 15.0% per annum, which compounds quarterly for the first five years and will compound annually thereafter, mature on the six-year three-month anniversary of the issue date and are subordinated in right of payment to the Credit Facilities. As described in more detail in Note 17 — Subsequent Event, these PIK Notes will be converted into equity of the Company upon the closing of the recapitalization.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The components of our debt are as follows:

	December 31, 2012	December 31, 2011
First Lien Term Loan Facility (1)	$151,125	$3,875
Less: original issue discount	(6,726)	—
Second Lien Term Loan Facility (2)	87,824	—
Less: original issue discount	(2,022)	—
Revolving Credit Facility (3)	20,000	—
Total current portion long-term debt	250,201	3,875
First Lien Term Loan Facility (1)	—	151,125
Less: original issue discount	—	(8,793)
Second Lien Term Loan Facility (2)	—	85,000
Less: original issue discount	—	(2,465)
PIK Notes	35,774	30,875
Revolving Credit Facility (3)	—	4,600
Total non-current portion long-term debt	$35,774	$260,342
Total long-term debt	$285,975	$264,217

(1)	The effective interest rate on the First Lien Term Loan Facility as of December 31, 2012 and 2011 was 8.00%.

(2)	The effective interest rate on the Second Lien Term Loan Facility as of December 31, 2012 and 2011 was 13.00%.

(3)	The effective interest rate on the Revolving Credit Facility as of December 31, 2012 and 2011 was 8.00% and 8.75%, respectively.

The amortization of the original issue discount and deferred financing costs included in interest expense, net in the consolidated statements of operations and comprehensive loss are as follows:

	Years Ended December 31,
	2012	2011
Deferred financing amortization	$2,499	$3,171
Original issue discount amortization	2,510	492
Total	$5,009	$3,663

At December 31, 2012, our principal sources of liquidity were our cash and cash equivalents of $8,445 and borrowing availability of $24 under our Revolving Credit Facility, which equals $8,469 in total liquidity. As of December 31, 2012, we have classified the Credit Facilities and related deferred financing costs as current liabilities and current assets, respectively, in the consolidated balance sheets.
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

In January 2012, we entered into interest rate cap contracts to manage the risks associated with our variable rate debt as required by our Credit Agreements. These contracts cap the interest rate at 3.0% on a notional amount of $122,500 of the outstanding debt,

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

are not designated as hedges and expire on March 31, 2015. The initial one-time payment for these interest rate cap contracts was $233. Expense related to the interest rate cap contracts of $223 is included in interest expense for the year ended December 31, 2012, and was determined by the change in the fair value of the interest rate cap contracts as of December 31, 2012. The fair value of the interest rate cap contracts at December 31, 2012 is $10 and is included in other assets.

Note 5 — Related Party Transactions

Management Agreement

From 2006 to 2011, Excelsior managed and operated eight 24/7 Formats pursuant to a Management Agreement with Westwood. Under the agreement, Excelsior had the option to purchase the 24/7 Formats and on July 29, 2011, it exercised its option and paid $4,730 for the purchase of the 24/7 Formats. For the year ended December 31, 2011, we recorded expenses of $1,540 for fees paid to Westwood for the 24/7 Formats and included these fees in other operating costs in the consolidated statements of operations and comprehensive loss.

Transition Services

On July 29, 2011, Excelsior entered into a transition services agreement with Triton Digital, Inc. (“Triton Digital”) to provide it with access to and use of certain premises leased by us and related services for a monthly fee of $22 plus related facilities expenses. This agreement is effective until such time as the support and use of the various facilities is terminated. The termination date for various services may occur at various times but no later than April 2014. Any termination earlier than the stated termination date must be mutually agreed upon by the parties. Fees related to the transition services for the years ended December 31, 2012 and 2011 are $264 and $110, respectively, and are included as credits in other operating costs in the consolidated statements of operations and comprehensive loss.

Digital Reseller Agreement

On July 29, 2011, Verge entered into a Digital Reseller Agreement with Triton Digital, pursuant to which it agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. By mutual agreement of the parties, the Digital Reseller Agreement terminated on December 31, 2012. Revenue related to the agreement for the years ended December 31, 2012 and 2011 is $3,002 and $1,780, respectively.

PIK Notes and Senior Notes

As of December 31, 2012 and December 31, 2011, the total amount of PIK Notes classified as long-term debt payable to related parties in the consolidated balance sheets, is $35,774 and $30,875, respectively, of which $33,465 and $28,883, respectively, are held by our major stockholders: Gores and certain entities affiliated with Triton. Interest expense for the related party PIK Notes was $4,582 and $819 for the years ended December 31, 2012 and 2011, respectively, and is included in interest expense in the consolidated statements of operations and comprehensive loss. See Note 4 — Debt for additional details on these PIK Notes.

Prior to the Merger, senior notes, classified as long-term debt payable to related parties in the consolidated balance sheets, were held by Verge's major stockholders, Oaktree and Black Canyon, the latter of which was a related party until the Merger Date, and certain members of management. Interest expense related to the senior notes of $15,577 was accrued for the year ended December 31, 2011 and is included in interest expense in the consolidated statements of operations and comprehensive loss. These senior notes were repaid upon the Merger.

Other Related Party Transactions

For the years ended December 31, 2012 and 2011, we recognized approximately $2,689 and $5,000 in revenue, respectively, and $1,224 and $2,000 in operating income, respectively, from radio stations in which Oaktree has (directly or indirectly) a financial interest.

We entered into a joint venture in December 2011 with a media partner, which was terminated in December 2012. We made an initial capital contribution of $1 and held a 50% voting interest in the joint venture and agreed to lend to the joint venture up to

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

$2,000 over the course of three years for working capital purposes. For the year ended December 31, 2012, we loaned $850 to the joint venture. We were repaid $925, comprising loan principal repayment of the $850 loan and accrued interest income related to the loan of $75, which we recorded in interest expense, net in the consolidated statements of operations and comprehensive loss. Loans to related parties earned interest at an annual rate of ten percent.  No equity income was recorded for the year ended December 31, 2012 for this investment.
A summary of related party revenue, other operating costs and interest expense are as follows:

	Years Ended December 31,
	2012	2011
Revenue	$5,691	$6,780
Other operating costs	1,201	4,642
Interest expense, net	4,507	16,396

Note 6 — Property and Equipment

The components of our property and equipment are as follows:

	December 31, 2012	December 31, 2011
Radio and communications equipment	$19,757	$17,575
Leasehold improvements, building and land	16,429	13,580
Office computers, equipment and software	15,363	13,842
Property and equipment	51,549	44,997
Accumulated depreciation	(24,165)	(16,519)
Property and equipment, net	$27,384	$28,478

Depreciation expense associated with property and equipment is $7,646 and $5,214, for the years ended December 31, 2012 and 2011, respectively. This included depreciation on capitalized lease assets of $19 for the year ended December 31, 2011.

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

We normally perform the required impairment testing of goodwill on an annual basis in December of each year. The annual impairment evaluation for goodwill involves significant estimates made by management. The discounted cash flow analysis requires various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data as of such measurement date. Changes in estimates could have a material effect on the carrying amount of

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

goodwill in future periods. As a result of several factors which had a significant impact on our 2012 bookings and sales, we performed an interim analysis as of September 30, 2012 of our goodwill carrying value as required by ASC 350. We believe our 2012 results were adversely impacted by, among other things, late cancellations in ad buys, competitive factors, such as a greater diversity of digital ad platforms (into which ad budgets have flowed) and increased competition from our major competitors, and advertisers' response to controversial statements by a certain nationally syndicated talk radio personality in March 2012.

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

To estimate our fair value for step one, we utilized a combination of income and market approaches to estimate the fair value of the reporting unit. The income approach involves discounting future estimated cash flows. The discount rate is the value-weighted average of the reporting unit's estimated cost of equity and debt ("cost of capital") derived using, both known and estimated customary market metrics. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, evaluated and adjusted, if necessary, based on our strengths and weaknesses relative to the selected guideline companies, and then applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. We evaluated the income and market approach each time a goodwill impairment assessment was performed and gave consideration to the relative reliability of each approach at that time. We weighted the results of this impairment review giving a greater weight to the income approach because it provided a better indication of value given the operating differences between the Company and the guideline companies included in the market approach.

Although we generally perform our annual impairment test as of December 31 each year, as noted above we performed an interim impairment test as of September 30, 2012. We completed step one of the impairment analysis and concluded that as of September 30, 2012 our fair value was below our carrying value. Step two of the impairment test was initiated but due to the time consuming nature of the analysis and the complexity of determining the fair value of our tangible and intangible assets, it was not completed prior to the filing of our September 30, 2012 Form 10-Q, therefore, we recorded an estimated goodwill impairment charge of $67,218 as of September 30, 2012. Upon completion of the full interim review we recorded an additional goodwill impairment of $24,976 in the fourth quarter of 2012, resulting in a final goodwill impairment charge of $92,194 for the year ended December 31, 2012. The increase in the amount of goodwill impairment from our initial estimate of $67,218 to $92,194 was primarily based on an increase in the valuation of our definite lived intangibles assets, which has the effect of reducing the value of our goodwill. We also performed our annual review for impairment of goodwill in December of 2012 and based upon those reviews no further impairment of goodwill was recorded.

In September 2005, Verge purchased the assets of Backtrax Radio Network (“Backtrax”). Backtrax was eligible to receive an annual earn-out equal to 26.5% of net profits, as defined in the asset purchase agreement, for a period of seven years, which ended September 30, 2012. We recorded earn-out payments of $53 and $67 during the years ended December 31, 2012 and December 31, 2011, respectively. No additional payments related to Backtrax are required after December 31, 2012.
.
The changes in the carrying amount of goodwill are as follows:

Balance January 1 2011	$80,909
Westwood acquisition	86,144
Backtrax additional consideration	67
Balance at December 31, 2011	167,120
Goodwill impairment	(92,194)
Westwood acquisition purchase accounting adjustments	(1,135)
Backtrax additional consideration	53
Balance at December 31, 2012	$73,844

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Gross amounts of goodwill, accumulated impairment losses and carrying amount of goodwill as of December 31, 2012 is as follows:

Goodwill at cost	$166,038
Accumulated impairment losses	(92,194)
Balance at December 31, 2012	$73,844

Note 8 — Intangible Assets

Intangible assets by asset type and estimated life are as follows:

	December 31, 2012				December 31, 2011
	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Advertiser and producer relationships	10.1	$103,901	$(33,580)	$70,321	$103,901	$(26,653)	$77,248
Affiliate service agreements	8.8	69,091	(8,245)	60,846	65,745	(1,271)	64,474
Trade names	1.5	150	(93)	57	1,780	(1,415)	365
Customer relationships	1.5	400	(250)	150	400	(150)	250
Technology	5.5	410	(128)	282	410	(77)	333
Beneficial lease interests	1.7	1,200	(899)	301	1,200	(724)	476
Insertion orders	0	—	—	—	3,432	(663)	2,769
		$175,152	$(43,195)	$131,957	$176,868	$(30,953)	$145,915
The changes in the carrying amount of intangible assets are as follows:

Balance at January 1, 2011	$86,643
Additions - Westwood acquisition	69,177
Amortization	(9,905)
Balance at December 31, 2011	145,915
Amortization	(15,789)
Westwood acquisition purchase accounting adjustment	1,831
Balance at December 31, 2012	$131,957

Amortization expense for the years ended December 31, 2012 and 2011 is $15,789 and $9,905, respectively.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Amortization expense for the next five years and thereafter is as follows:

Year Ending December 31:
2013	$14,200
2014	14,082
2015	13,887
2016	13,887
2017	13,887
2018 and thereafter	62,014
Total amortization expense	$131,957

Note 9 — Fair Value Measurements

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

As of December 31, 2012, our First Lien Term Loan Facility and Second Lien Term Loan Facility (excluding the Revolving Credit Facility) had an aggregate principal amount of $238,949, which approximates fair value. As of December 31, 2011, our long-term debt (excluding the Revolving Credit Facility) had a carrying value of $228,742 and a fair value of $236,232.

We have determined the fair value of our long-term debt payable to related parties to be as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to related parties	$35,774	$27,918	$30,875	$25,740

An increase of 1% in market interest rates would decrease the fair value of our total long-term debt payable to related parties by approximately $810. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that we or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The fair value of interest rate cap contracts is based on forward-looking interest rate curves, as provided by the counterparty, adjusted for our credit risk. We are exposed to credit risks because a counterparty may fail to perform under the terms of the interest rate cap contracts. Our market risk is minimal and limited to our costs.

The fair value of the liability for contingent consideration related to a business combination completed in June 2010 is estimated using discounted forecasted revenue. Our credit and market risks for the contingent consideration are minimal and limited to the current liability.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2012			December 31, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$8,445	$—	$—	$5,627	$—	$—
Interest rate caps (included in other assets)	—	10	—	—	—	—
Restricted investment (included in other assets)	—	—	—	538	—	—
Total assets	$8,445	$10	$—	$6,165	$—	$—

Liabilities
Liability for contingent consideration	$—	$—	$105	$—	$—	$105
Total liabilities	$—	$—	$105	$—	$—	$105

Our liability for contingent payments on acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Description	December 31, 2012	December 31, 2011
Balance at the beginning of the period	$105	$1,000
Payments made	—	(895)
Balance at the end of the period	$105	$105

Our nonfinancial assets that were measured at fair value on a non-recurring basis are as follows:

	Fair Value				Impairment
	December 31, 2012	Level 1	Level 2	Level 3	Charge
Goodwill	$73,844	—	—	$73,844	$92,194
Intangible assets	131,957	—	—	131,957	—

Goodwill was measured for impairment as of September 30, 2012 and finalized as of December 31, 2012, as a result of several factors which had a significant impact on our fourth quarter bookings and sales. See Note 7 — Goodwill for additional details on goodwill and goodwill impairment.

Note 10— Stock-Based Compensation

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

On December 20, 2012, we filed a post-effective amendment to the 2011 Plan that terminated the S-8 registration statement pertaining to such plan and removed from registration all of the securities registered thereby that remained unissued as of that date. Options outstanding as of December 31, 2012 were 8,083,845 as noted in the stock option table below. Canceled and expired shares will not be available for future grants.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Unvested stock options of Westwood assumed on the Merger Date have vesting periods that extend over a period ending February 12, 2013. Certain of these options have accelerated vesting provisions under certain circumstances, including a change in control.

Outstanding RSUs of Westwood assumed on the Merger Date consisted of two grants totaling 66,732 shares, which were to vest over a two year period ending October 10, 2013. The RSUs had accelerated vesting provisions under certain circumstances, including a change in control. As a result these RSUs vested on November 18, 2011. See Restricted Stock Units below for additional details.

The 2011 Plan is administered by the Compensation Committee. A sub-committee of the Compensation Committee comprised of two independent directors is authorized to grant ISOs to officers and employees and NSOs to employees, officers, directors and consultants. The Compensation Committee is authorized to interpret the 2011 Plan, prescribe option agreements and make all other determinations that it deems necessary or desirable for the administration of the 2011 Plan. The sub-committee is comprised solely of independent directors in order to address tax and securities law considerations under Section 162(m) of the Internal Revenue Code of 1986, as amended, and Section 16(b) of the Securities Exchange Act of 1934, as amended, respectively.

Stock Options

Stock option activity is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (Years)	Aggregate Intrinsic Value
Grants assumed as part of the Merger	1,065,393	$21.93
Granted	5,566,225	$3.27
Exercised	—	$—
Canceled, forfeited or expired	(116,424)	$11.50
Outstanding as of January 1, 2012	6,515,194	$6.17
Granted	2,295,000	$2.65
Exercised	—	$—
Canceled, forfeited or expired	(726,349)	$21.35
Outstanding as of December 31, 2012	8,083,845	$3.81
Options vested and exercisable as of December 31, 2012	2,250,794	$5.73	8.1	$—
Options vested and expected to vest as of December 31, 2012	8,006,042	$3.07	8.8	$—
Estimated fair value of options vesting during 2012	$5,610

The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between our closing stock price at the end of the period ($0.25 as of December 31, 2012) and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at that time.

As of December 31, 2012, there is $15,139 of unearned compensation cost related to stock options granted under all of our stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Options granted in the period from January 1, 2012 through December 31, 2012 will vest in 25% increments per year commencing on the anniversary date of the grant, and expire within ten years from the date of grant. Options granted in the period from October 21, 2011 to December 31, 2011, vested as follows: one-fortieth (1/40) immediately and the remainder in equal one-fortieth (1/40) monthly installments beginning on December 31, 2011 and on each monthly anniversary thereafter through October 21, 2014 and then one-one hundred twentieth (1/120) monthly installments beginning November 21, 2014 through October 21, 2015. Options are expensed on a straight-line basis over the requisite service period for the entire award with the amount of compensation cost recognized at any date being at least equal to the portion of the grant-date value of the award that is vested at that date.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The estimated fair value of options assumed from Westwood on the Merger Date and of options granted in the period from the Merger Date to December 31, 2011 and the year ended December 31, 2012 were measured using the Black-Scholes-Merton option pricing model using the weighted average assumptions as follows:

	Periods Ended December 31,		Assumed Options Fair Value
	2012	2011	Greater than $0	Equal to $0
Risk-free interest rate	1.57%	1.84%	0.02% to 1.860%	.02% to 1.50%
Expected term (years)	8.27	10.00	0.08 to 8.31	0.26 to 6.72
Expected volatility	121.53%	109.50%	117.5% to 180.0%	94.1% to 176.0%
Expected dividend yield	—	—	—	—
Exercise price	$2.65	$3.27	$6.00 to $8.02	$36.00 to $7,038.00
Weighted-average fair value of options granted	$2.44	$3.00	$1.48	$—
Number of shares	2,295,000	5,566,225	1,053,000	12,393

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

Additional information related to options outstanding at December 31, 2012, segregated by grant price range is as follows:

Options outstanding at exercise price of:	Number of Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life (in years)
$2.47	1,465,000	$2.47	9.2
$2.88	50,000	$2.88	9.4
$3.07	650,000	$3.07	9.5
$3.27	5,566,225	$3.27	9.0
$6.00	350,000	$6.00	7.1
$250 to $6,038	2,620	$1,806.49	4.0
	8,083,845	$3.81	8.1

Restricted Stock Units

On December 20, 2011, our Compensation Committee determined that our independent non-employee directors should receive an award of RSUs valued in an amount of $65 for their initial year of service as directors. These awards vested as follows: one-twelfth (1/12) immediately and the remainder in equal one-twelfth (1/12) monthly installments beginning on December 21, 2011 and on each monthly anniversary thereafter through October 21, 2012. As of December 31, 2012, there is no unearned compensation cost related to RSUs. Under the 2010 Plan, options, RSUs and restricted stock (once granted) were deducted from the authorized plan total, with grants of RSUs, restricted stock and related dividend equivalents being deducted at the rate of three shares for each share granted. No additional RSUs were granted in 2012.

Outstanding RSUs of Westwood assumed on the date of the Merger consisted of two grants totaling 66,732 shares, with a fair value of $3.61 per share. All of these RSUs vested on November 18, 2011. For the year ended December 31, 2011, the compensation expense related to these RSUs was $16 and is included in compensation costs.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

RSUs activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Grants Assumed as part of the Merger	66,732	$3.61
Granted	60,000	$3.25
Conversion to Class A common shares	(76,731)	$3.56
Canceled, forfeited or expired	—	$—
Outstanding December 31, 2011	50,001	$3.25
Granted	—	$—
Conversion to Class A common shares	(50,001)	$3.25
Canceled, forfeited or expired	—	$—
Outstanding December 31, 2012	—	$—

Stock-Based Compensation Expense

All stock-based compensation expense is included in compensation expense for financial reporting purposes and is recognized using a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for stock options and RSUs by period is as follows:

	Years Ended December 31,
	2012	2011
Stock options	$6,440	$1,226
RSUs	157	54
Total	$6,597	$1,280

For the years ended December 31, 2012 and 2011, $78 and $145 are included in stock-based compensation expense for the modification of awards upon the termination of employees.

Note 11 — Restructuring and Other Charges

In the second quarter of 2012, we announced plans to reduce our workforce and related costs (the "2012 Program"). We recorded $2,477 of costs related to the 2012 Program for the year ended December 31, 2012, primarily severance of $2,019 and closed facility expense of $439. As of December 31, 2012, liabilities related to the 2012 Program were $694 and were included in accrued expense and other liabilities and are expected to be paid within one year. We anticipate no additional future charges to the 2012 Program other than true-ups to closed facilities lease charges and additional benefits and payroll taxes related to severance.

In the fourth quarter of 2011, we announced plans to restructure certain areas of our business in connection with the acquisition of Westwood (the “2011 Program”). The 2011 Program includes charges related to the consolidation of certain operations that reduced our workforce levels, closed certain facilities and terminated certain contracts and continued through December 31, 2012. In connection with the 2011 Program, we recorded $6,341 and $3,131 of costs for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, liabilities related to the 2011 Program of $1,835 were included in accrued expense and other liabilities and are expected to be paid within one year and $1,094 of non-current liabilities are included in other liabilities in the consolidated balance sheets. As of December 31, 2012, our cumulative-to-date expenses for the 2011 Program totaled $9,472 with $5,791 for severance, $2,686 for closed facilities, and $995 for contract terminations. We anticipate no additional future charges for the 2011 Program other than true-ups to closed facilities lease charges and additional benefits and payroll taxes related to severance.

Other charges include $3,525 for the year ended December 31, 2012 for costs for a content agreement which we ceased to utilize after March 31, 2012 and $926 for the year ended December 31, 2012 for costs of temporary office space related to the consolidation of our New York offices. The liabilities for the content agreement charge of $2,350 are included in current liabilities and are scheduled to be paid within the next year.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

The restructuring and other charges identified in the consolidated financial statements for the year ended December 31, 2011 are comprised of the following:

	Westwood Acquisition	Additions	Cash Utilization	Non-Cash Utilization	Balance December 31, 2011
Severance - 2011 Program	$183	$2,372	$(1,616)	$—	$939
Closed facilities - 2011 Program	2,405	300	(176)	—	2,529
Contract terminations - 2011 Program	—	459	(29)	—	430
Total 2011 Program	$2,588	$3,131	$(1,821)	$—	$3,898

The restructuring and other charges identified in the consolidated financial statements for the year ended December 31, 2012 are comprised of the following:

	Balance		Cash	Non-Cash	Balance
	December 31, 2011	Additions	Utilization	Utilization	December 31, 2012
Severance - 2011 Program	$939	$3,419	$(3,502)	$—	$856
Closed facilities - 2011 Program	2,529	2,386	(2,842)	—	2,073
Contract terminations - 2011 Program	430	536	(632)	(334)	—
Total 2011 Program	3,898	6,341	(6,976)	(334)	2,929
Severance - 2012 Program	—	2,019	(1,619)	—	400
Closed facilities - 2012 Program	—	439	(145)	—	294
Contract termination - 2012 Program	—	19	(19)	—	—
Total 2012 Program	—	2,477	(1,783)	—	694
Total restructuring charges	3,898	8,818	(8,759)	(334)	3,623
Content agreement charges	—	3,525	(1,175)	—	2,350
Temporary lease charges	—	926	(926)	—	—
Total other charges	—	4,451	(2,101)	—	2,350
Total	$3,898	$13,269	$(10,860)	$(334)	$5,973

Note 12 — Income Taxes

The income tax benefit from continuing operations consists of the following:

	Years Ended December 31,
	2012	2011
Current tax provision:
Federal	$—	$—
State	76	249
Total current tax provision	76	249

Deferred tax (benefit) provision:
Federal	(13,711)	(19,358)
State	(1,561)	(3,632)
Total deferred tax (benefit) provision	(15,272)	(22,990)
Total income tax (benefit) provision	$(15,196)	$(22,741)

The income tax benefit from continuing operations of $15,196 for the year ended December 31, 2012 is primarily the result of income tax benefits of $43,912 from the losses from continuing operations before taxes of $161,888, partially offset by a valuation

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

allowance of $28,716. The tax benefit includes $8,252 related to the reduction of our deferred tax liability as a result of the impairment of goodwill. The income tax benefit for continuing operations of $22,741 for the year ended December 31, 2011 was primarily the result of purchase price adjustments which will provide a future source of taxable income enabling us to utilize our net operating losses and the release of our December 31, 2010 valuation allowance.

Reconciliations of the difference between income taxes from continuing operations computed at the statutory federal rate, and provision for income taxes for the years ended December 31, 2012 and 2011, are as follows:

	Years Ended December 31,
	2012	2011
Statutory rate	35.0%	35.0%
Change in valuation allowance	(17.7)	27.0
Goodwill impairment	(7.8)	—
Return to provision true-up	(0.9)	3.1
24/7 Formats transaction	—	5.4
Refinancing of long-term debt	—	2.0
Transaction fees	—	(2.0)
State taxes, net of federal benefits	—	0.6
Other	0.8	0.1
	9.4%	71.2%

The primary components of temporary differences which give rise to deferred taxes and deferred liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets
Capital loss	$13,526	$13,735
Net operating losses	58,010	54,123
Accrued interest	3,329	2,737
Restructuring	2,477	1,637
Transaction fees	339	79
Stock-based compensation	3,452	977
Deferred rent	833	380
Allowance for bad debt	453	725
Investment impairment	449	462
Other	6,708	343
Total deferred tax assets	89,576	75,198
Deferred tax liabilities
Depreciation	(4,366)	(4,602)
Intangible assets	(31,166)	(49,148)
Deferred cancellation of indebtedness	(12,230)	(23,502)
Accrued expense and other	(168)	(674)
Total deferred tax liabilities	(47,930)	(77,926)

Valuation allowance	(41,646)	(12,930)
Net deferred tax liability	$—	$(15,658)
Net deferred tax asset — current	1,202	1,961
Net deferred tax (liability) — non-current	$(1,202)	$(17,619)

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, we have recorded a valuation allowance of approximately $28,716 for the year ended December 31, 2012. The recording of the valuation allowance was the primary cause of the variance between the statutory rate and our effective tax rate.

At December 31, 2012, we had net operating loss carry-forwards ("NOLs") available to offset future taxable income of $145,769 for federal, and $99,976 for various state, tax returns. The NOLs expire in various amounts starting from 2018 to 2032.

Subsequent to December 31, 2012, on February 28, 2013 we entered into a number of agreements that may significantly change our capital structure, which may result in an ownership change, as defined under Section 382 of the Internal Revenue Code ("IRC"). Consequently, the amount of NOLs available to be used in future years may possibly be limited under IRC Section 382. When the recapitalization is completed on April 15, 2013, we will be better able to determine how much, if any, of the NOLs are available to be used in the future.

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

Unrecognized tax benefit activity is as follows:

Unrecognized Tax Benefit
Assumption of Westwood unrecognized tax benefits upon acquisition	$2,858
Additions for current period tax positions	31
Balance at December 31, 2011	2,889
Additions for prior period tax positions	401
Expiration of statute of limitations and audit settlements	(46)
Balance at December 31, 2012	$3,244

As of December 31, 2012, the total amount of federal, state, and local unrecognized tax benefits was $3,244, which includes interest of $1,279. The amount of unrecognized benefit that we estimate will be reversed in the next year is $1,146. Substantially all our unrecognized tax benefits, if recognized, would affect the effective tax rate. We are currently under audit for our 2009 U.S. federal income tax return.

We determined, based upon the weight of available evidence, that it is more likely than not that our tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions.  Therefore, no reserve had been previously accrued until the acquisition of Westwood. We classify interest expense and penalties related to unrecognized tax benefits as income tax expense. The accrued interest and penalties at December 31, 2012 and 2011 were $1,279 and $1,200, respectively. For the years ended December 31, 2012 and 2011, we recognized $79 and $31 of interest and penalties, respectively.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 13 — Preferred Stock

In connection with the Merger and under terms of the Merger Agreement, the Company issued 9,691.374 shares of Series A Preferred Stock to Verge stockholders. The holders of the Series A Preferred Stock do not have a contractual redemption right, however the holders thereof (Triton) control the Board of Directors. Therefore in accordance with generally accepted accounting principles, we have presented the Series A Preferred Stock in the mezzanine section of our consolidated balance sheets above stockholders' (deficit) equity.

Each holder of the Series A Preferred Stock is entitled to receive dividends when, as and if declared by our Board of Directors or a duly authorized committee thereof out of funds legally available therefore at an annual rate equal to (i) 9% per annum from and excluding the issue date through and including the second anniversary of the issue date, (ii) 12% per annum from the day immediately following the second anniversary of the issue date through and including the fourth anniversary of the issue date, and (iii) 15% per annum thereafter. Dividends are to be paid in cash and, to the extent not paid on March 15, June 15, September 15 or December 15 of any given year, shall accumulate and remain accumulated dividends until paid to the holders of the Series A Preferred Stock. No cash dividends shall in any instance be paid in the first year after the Series A Preferred Stock is issued, and the Company may further pay cash dividends to the New Common Stock and not on the Series A Preferred Stock during the first year notwithstanding the priority of the Series A Preferred Stock otherwise set forth in the Restated Charter. For the year ended December 31, 2012 and the period from October 22, 2011 to December 31, 2011, we accrued $920 and $171 in cumulative dividends payable related to the Series A Preferred Stock, respectively, and included those amounts in Series A Preferred Stock and accumulated dividends in the consolidated balance sheets.

As of the first anniversary of the issue date (i.e., October 21, 2012), we may redeem the Series A Preferred Stock for cash at our option at a redemption price equal to the liquidation preference of $1,000 per share, plus all dividends accumulated thereon and all accrued and unpaid dividends to the payment date. The Series A Preferred Stock does not have any right to convert such shares into or exchange such shares for any other class or series of stock or obligations of the Company. Upon the liquidation, bankruptcy, dissolution or winding up of the Company, the holders of the shares of the Series A Preferred Stock shall be entitled to an amount of cash equal to the liquidation preference of $1,000 per share, plus all dividends accumulated thereon and all accrued and unpaid dividends to the payment date. A change of control will be considered a liquidation, dissolution or winding up of the Company. The Series A Preferred Stock do not have any voting powers, either general or special, except that the affirmative vote or consent of the holders of a majority of the outstanding shares of the Series A Preferred Stock is required for any amendment of the Restated Charter if the amendment would specifically alter or change the powers, preferences or rights of the shares of the Series A Preferred Stock and affect them adversely. The Series A Preferred Stock ranks senior over the common stock with regard to dividends and distributions of assets upon liquidation, dissolution or winding up of the Company.

On February 28, 2013, we signed agreements with our lenders and certain of our stockholders agreeing to amend our existing Credit Facilities and recapitalize certain other obligations and equity interests. Under various subscription and exchange agreements between us and the holders of our PIK Notes and Series A Preferred Stock, such holders have agreed, subject to the satisfaction of certain specified conditions, to exchange their PIK Notes and Series A Preferred Stock for equity securities of the Company and have further agreed to make an additional equity infusion of $16,500. See Note 17 — Subsequent Event for additional information.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 14 — Stockholders' (Deficit) Equity

On the Merger Date, pursuant to the Merger Agreement and in connection with the Merger, each issued and outstanding share of previously existing Westwood common stock (22,667,591 shares) was reclassified and automatically converted into one share of Class A common stock without any further action on the part of the holders of Westwood common stock. Also in connection with the Merger, each outstanding share of common stock of Verge was automatically converted into and exchanged for the right to receive approximately 6.838 shares of Class B common stock. We issued 34,237,638 shares of Class B common stock to Verge stockholders, representing approximately 59% of the issued and outstanding shares of its common stock on a fully diluted basis. No fractional shares of Class B common stock were issued in connection with the Merger and holders of fractional shares of Class B common stock received a whole share of Class B common stock. We have under our Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on December 12, 2011, authorized 5,000,000,000 shares of Class A common stock and authorized 35,000,000 shares of Class B common stock. Verge's prior period common stock balances have been adjusted to reflect the conversion of the Verge shares to Class B common stock at a ratio of approximately 6.838 to 1, with the difference in par value being adjusted in additional paid-in capital. Total stockholders' equity was unchanged. For the years ended December 31, 2012 and 2011, 50,001 and 76,731 shares, respectively, of Class A common stock were issued in connection with the vesting of RSUs.

Note 15 — Discontinued Operations

On July 29, 2011, the then Board of Directors of Verge (pre-Merger) approved a spin-off of the operations of Verge's Digital Services business to a related entity, Triton Digital that was owned by Triton. As part of the spin-off, Verge Media, Inc. (our wholly-owned subsidiary) indemnified Triton for damages resulting from claims (subject to limited carve-outs) arising from or directly related to our Radio network business, Verge Media, Inc. or any of our respective subsidiaries (other than digital companies), provided such claims are made on or before April 30, 2013. Verge spun-off the Digital Services business' net assets with a carrying value of $111,859 to Triton Digital for the year ended December 31, 2011.

The Digital Services business' results included in discontinued operations are as follows:

Year Ended December 31, 2011
Revenue	$23,543
Cost of revenue	9,065
Gross profit	14,478
Operating costs	11,899
Depreciation and amortization	3,867
Income (loss) from operations	(1,288)
Interest income	26
Income (loss) from discontinued operations, before provision for income taxes	(1,262)
Income tax provision for discontinued operations	364
Income (loss) from discontinued operations	$(1,626)

The Digital Services business' results of operations have been removed from our results of continuing operations for all periods presented. Verge was not required to amend or pay down its existing debt in connection with the spin-off of the Digital Services business and therefore we did not allocate interest expense to the discontinued operations accordingly. We did not allocate any corporate overhead to the discontinued operations. We have not had any significant continuing involvement in the Digital Services business since the spin-off. We had continuing activities and cash flows related to the Digital Services business through the Digital Reseller Agreement (see Note 5 — Related Party Transactions) which was entered into on July 29, 2011 and had an original four-year term. Under this agreement, Verge agreed to provide, at its sole expense and on an exclusive basis (subject to certain exceptions), for four years, services to Triton Digital customarily rendered by network radio sales representatives in the United States in exchange for a commission. The parties mutually agreed to terminate such agreement effective December 31, 2012.

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

We incurred aggregate rent expense under our operating leases for the years ended December 31, 2012 and 2011 of $6,304 and $5,399, respectively. We earned sublease income for the years ended December 31, 2012 and 2011 of $1,138 and $1,080, respectively.

Future minimum rental payments and future minimum rent to be received under non-cancellable operating leases for the next five years and thereafter are as follows:

Year	Future Minimum Rent	Future Minimum Sublease Income
2013	$7,137	$(1,311)
2014	6,281	(1,311)
2015	5,811	(1,311)
2016	5,018	(218)
2017	4,266	—
2018 and thereafter	10,138	—
Total	$38,651	$(4,151)

Broadcast Rights and Other Services

We are committed under various contractual agreements to pay for broadcast rights that include news services and for other services that include talent, research, weather service, and executive contracts. The approximate aggregate future minimum obligations under such contractual agreements for the next five years and thereafter are as follows:

Year	Broadcast Rights	Other Services
2013	$60,872	$24,097
2014	60,525	19,654
2015	61,485	12,982
2016	61,330	9,532
2017	26,493	—
2018 and thereafter	86,750	—
Total	$357,455	$66,265

Included in broadcast rights in the table above are commitments due to CBS Radio and its affiliates as of December 31, 2012. These amounts are subject to audience and clearance adjustments based on actual performance by CBS' radio stations.

Legal Matters

We are subject, from time to time, to various claims, lawsuits, and other complaints arising in the ordinary course of business. We routinely monitor claims such as these, and record provisions for losses to the extent a claim becomes probable and the amount due is estimable. For matters that reach the threshold of probable and estimable, we establish reserves for such contingent obligations.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Note 17 — Subsequent Event (unaudited)

On January 15, 2013, we entered into a Third Limited Waiver to Credit Agreement (the “January First Lien Waiver”) with the administrative agent and certain lenders under the First Lien Credit Facility and a Fourth Amendment and Limited Waiver to Second Lien Credit Agreement (the “January Second Lien Waiver” and together with the January First Lien Waiver, the “January Waivers”) with the administrative agent and certain lenders under the Second Lien Term Loan Facility, pursuant to which such lenders agreed, among other things, to amend certain provisions of the Credit Facilities and extend the waiver periods with respect to certain events of noncompliance under the Credit Facilities to February 28, 2013. In addition, pursuant to the January Second Lien Waiver, and subject to the terms and conditions set forth therein, certain of the lenders party thereto agreed to provide us with supplemental borrowing capacity of up to $5,000 under the Second Lien Term Loan Facility (the “Supplemental Facility”), which was to mature on February 28, 2013. Also on January 15, 2013, in connection with the January Waivers, we entered into a Third Amendment to Intercreditor Agreement implementing the provisions of the January Waivers and the Supplemental Facility.

On February 28, 2013, we entered into a Fourth Limited Waiver to Credit Agreement and Restructuring Support Agreement (the “February First Lien Waiver”) with the administrative agent and certain lenders under the First Lien Credit Facility and a Fifth Amendment and Limited Waiver to Second Lien Credit Agreement and Restructuring Support Agreement (the “February Second Lien Waiver” and together with the February First Lien Waiver, the “February Waivers”) with the administrative agent and certain lenders under the Second Lien Term Loan Facility pursuant to which the lenders party thereto agreed to, among other things, amend certain provisions of the Credit Facilities and extend their respective waiver periods with respect to certain events of noncompliance under the Credit Facilities to April 16, 2013 or such earlier date on which the February Waivers expire pursuant to their terms. In addition, pursuant to the February Second Lien Waiver the lenders party thereto agreed to extend the maturity date of the Supplemental Facility to April 16, 2013 or such earlier date on which the obligations under the Supplemental Facility are automatically accelerated, including upon the occurrence of an event of default. Also on February 28, 2013, in connection with the February Waivers, we entered into a Fourth Amendment to Intercreditor Agreement, implementing the provisions of the February Waivers and the Supplemental Facility.

On February 28, 2013, we also signed agreements with certain lenders and stockholders agreeing to recapitalize our existing credit facilities, other obligations and equity interests.

As part of the recapitalization, we entered into, among other agreements: (1) an Amended and Restated Credit Agreement (the “A&R First Lien Credit Agreement”) dated as of February 28, 2013, by and among the Company, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders party thereto, (2) an Amended and Restated Second Lien Credit Agreement (the “A&R Second Lien Credit Agreement”) dated as of February 28, 2013, by and among the Company, Cortland Capital Market Services LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Second Lien Lenders”), and (3) a Priority Second Lien Credit Agreement (the “Priority Second Lien Credit Agreement”; together with the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement, the “New Credit Agreements”) dated as of February 28, 2013, by and among the Company, Cortland Capital Market Services LLC, as administrative agent and collateral agent, and the lender party thereto (the “Priority Second Lien Lender”). Each of the New Credit Agreements is expected to become effective on or around April 16, 2013. However, the effectiveness of each of the New Credit Agreements is subject to the satisfaction or waiver of the respective conditions precedent set forth therein, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013), and there can be no assurances that we will be able to satisfy or obtain waiver of such conditions precedent.

Upon the effectiveness of such agreements, the recapitalization provides for, among other things, (1) a $15,000 paydown of our existing First Lien Term Loan Facility and Revolving Credit Facility, (2) the restructuring of approximately $93,000 in second lien obligations which includes (A) the continuation of a $30,000 term loan that matures five years after the expected closing of the recapitalization, (B) the exchange of approximately $63,000 in remaining obligations under the existing Second Lien Term Loan Facility for a new series of our preferred stock, pursuant to which the holders of preferred stock will be granted certain corporate governance rights, and (C) the issuance to the Second Lien Lenders for penny warrants to purchase 12.0% of our common stock in connection with the exchange of a portion of the existing second lien obligations for preferred stock, which warrants will be exercisable at various dates after the recapitalization if we do not retire the $30,000 second lien term loan and the preferred stock held by such Second Lien Lenders prior to certain specified dates, and (3) the issuance to the Priority Second Lien Lender penny warrants to purchase 7.5% of our common stock exercisable immediately following the consummation of the recapitalization in consideration for such lender's agreement to extend $31,500 through a new term loan facility.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

General Terms of the New Credit Agreements

Upon the effectiveness of such agreement, the A&R First Lien Credit Agreement provides for (1) a continuation of the existing first lien term loan in an aggregate principal amount of approximately $137,800 (the “A&R First Lien Term Loan Facility”), (2) an approximately $23,200 revolving credit facility, $6,000 of which is available for letters of credit (the “A&R Revolving Credit Facility” and, together with the A&R First Lien Term Loan Facility, the “A&R First Lien Credit Facilities”) and (3) an uncommitted incremental facility. The A&R Second Lien Credit Agreement provides for a continuation of the existing second lien term loan in an aggregate principal amount of $30,000, of which $15,000 are Tranche A loans (the “A&R Second Lien Tranche A Loan Facility”) and $15,000 are Tranche B loans (the “A&R Second Lien Tranche B Loan Facility”, together with the A&R Second Lien Tranche A Loan Facility, the “A&R Second Lien Term Loan Facility”). Upon the effectiveness of such agreement, the Priority Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $31,500 (the “Priority Second Lien Term Loan Facility” and, together with the A&R First Lien Term Loan Facility and the A&R Second Lien Term Loan Facility, the “New Term Loan Facilities”; the New Term Loan Facilities collectively with the A&R Revolving Credit Facility, the “New Credit Facilities”).

Maturity and Amortization

Each of the A&R First Lien Credit Facilities has an original maturity date of October 21, 2016. The A&R Second Lien Term Loan Facility has an original maturity date of five years from the effective date of the A&R Second Lien Credit Agreement (anticipated to be April 16, 2018). The Priority Second Lien Term Loan Facility has an original maturity date of July 21, 2017. Beginning March 31, 2013, the A&R First Lien Term Loan Facility shall have scheduled annual repayments of the original principal amount (payable in quarterly installments) of $7,750, $11,625, $15,500 and $14,531 in the aggregate for 2013, 2014, 2015 and 2016 (through September 30, 2016), respectively, and with the balance scheduled to be paid at maturity. The original principal amount of each of the A&R Second Lien Term Loan Facility and the Second Lien Priority Term Loan Facility is payable at their respective maturity dates. For purposes hereof, the effective date of the New Credit Facilities is anticipated to be April 16, 2013 subject to satisfaction of the conditions precedent set forth therein.

Interest

Interest is payable on loans under the A&R Revolving Credit Facility and A&R First Lien Term Loan Facility at a rate equal to a Eurodollar rate determined by reference to the London Interbank Offer Rate (the “Eurodollar Base Rate”) or the base rate, plus an applicable margin, as selected by us. The applicable margin is 5.5% for base rate loans under the A&R Revolving Credit Facility and A&R First Lien Term Loan Facility and 6.5% for Eurodollar Base Rate loans under the A&R Revolving Credit Facility and A&R First Lien Term Loan Facility. The base rate is subject to a floor that is 1.00% above the Eurodollar Base Rate. The Eurodollar Base Rate is subject to a 1.50% floor and, with respect to it, interests periods of up to 1,2,3,6 or (if available to all applicable lenders) 9 or 12 months may be selected. Loans accruing interest at the base rate are payable in arrears on a quarterly basis and loans accruing interest at the Eurodollar Base Rate are payable in arrears on the last day of the interest period applicable to such loan, as selected by us.

Interest is payable on the loans under the A&R Second Lien Tranche A Facility at a rate per annum equal to 6.0% per annum and on the loans under the A&R Second Lien Tranche B Facility at rate of: 22.45% per annum for the period from the effective date up to the first anniversary of the effective date, 22.17% per annum for the period from the first anniversary up to the second anniversary of the effective date, 21.16% per annum for the period from the second anniversary up to the third anniversary of the effective date and 20.43% per annum from the third anniversary until paid in full. Interest accrued on the A&R Second Lien Term Loan Facility is payable quarterly in kind unless (x) the consolidated leverage ratio as of the end of the last fiscal quarter was less than or equal to 2.25:1.00, (y) the aggregate amount of such cash does not exceed a certain ”Available Amount” set forth in the A&R First Lien Credit Agreement, and (z) such amount is permitted to be paid under the other credit agreements and intercreditor agreement, and if such conditions are satisfied, then such interest is payable in cash.

Interest is payable on the loans under the Priority Second Lien Term Loan Facility at a rate per annum equal to 12% per annum, in cash, on a quarterly basis.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Unused Line Fee

An unused line fee is payable quarterly in the amount of 0.50% of the sum of the average daily unused portion of the A&R Revolving Credit Facility during any quarter.

Covenants, Representations and Warranties, and Events of Default

Each of the New Credit Agreements contain a number of customary affirmative covenants. The A&R First Lien Credit Agreement and Priority Second Lien Credit Agreement also contain a number of customary negative covenants that, among other things, will limit or restrict our ability (including that of our subsidiaries) to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends, distributions and make other payments in respect of capital stock, make acquisitions, investments, loans and advances, pay and modify the terms of certain indebtedness, engage in certain transactions with affiliates, change their lines of business, and change their accounting fiscal year. The affirmative covenants in each of the New Credit Agreements are substantially similar and the negative covenants in the Priority Second Lien Credit Agreement are substantially similar to the A&R First Lien Credit Agreement, with customary cushions and setbacks.

In addition, under the A&R First Lien Credit Agreement and the Priority Second Lien Credit Agreement, we will be required to maintain a specified minimum consolidated fixed charge coverage ratio, not to exceed a specified maximum consolidated leverage ratio and not to exceed a specified capital expenditures amount. Under the A&R First Lien Credit Agreement, we will also be required not to exceed a maximum consolidated senior leverage ratio. The A&R Second Lien Credit Agreement does not contain such financial covenants.

Each of the Credit Agreements also contain customary representations and warranties and events of default, which are set forth in more detail in each of the New Credit Agreements.

Guaranty and Security Agreements

In connection with the amendment and restatement of the existing Credit Facilities, we and certain of our subsidiaries (the “Subsidiary Guarantors”) entered into (1) an Amendment to Guaranty and Security Agreement and General Reaffirmation and Modification Agreement (the “First Lien Reaffirmation Agreement”) dated as of February 28, 2013 in favor of General Electric Capital Corporation, as administrative agent and collateral agent, and (2) an Amendment to Second Lien Guaranty and Security Agreement and General Reaffirmation and Modification Agreement (the “Second Lien Reaffirmation Agreement” and together with the First Lien Reaffirmation Agreement”, the “Reaffirmation Agreements”) dated as of February 28, 2013 in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent, pursuant to which we and the Subsidiary Guarantors (i.e., our subsidiaries) reaffirmed their respective guarantees of amounts borrowed under the A&R Fist Lien Credit Agreement and A&R Second Lien Credit Agreement and previous grants of security to the respective agents for the benefit of the respective lenders. Additionally, in connection with the Priority Second Lien Credit Agreement, we and the Subsidiary Guarantors entered into that certain Priority Second Lien Guaranty and Security Agreement (the “Priority Second Lien GSA”) dated as of February 28, 2013 in favor of Cortland Capital Market Services LLC, as administrative agent and collateral agent. The terms of the Priority Second Lien GSA, the guaranty therein, and the second priority security interest granted thereby, are substantially similar to the terms of the guaranty and security agreements previously entered into and reaffirmed pursuant to the Reaffirmation Agreements, each of which are subject to the terms of an amended and restated intercreditor agreement between General Electric Capital Corporation and Cortland Capital Market Services LLC.

Each of the A&R Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the Priority Second Lien GSA contain representations and warranties that the parties made to and solely for the benefit of the parties thereto.

Under various subscription and exchange agreements between us and the holders of our PIK Notes and Series A Preferred Stock, such holders have agreed, subject to the satisfaction of certain specified conditions, to exchange their PIK Notes and Series A Preferred Stock for our equity securities and have further agreed to make an additional equity infusion of $16,500 on terms to be determined.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

Though the recapitalization is expected to become effective on or around April 16, 2013, subject to the satisfaction or waiver of certain conditions precedent set forth in the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents, there can be no assurances that the recapitalization will be consummated on the terms described herein, or at all.

New Equity Documents

As a part of the recapitalization transactions, certain of the lenders (the "Second Lien Lenders") under our existing Second Lien Credit Agreement entered into the Exchange and Contribution Agreement, dated as of February 28, 2013, among us and the Second Lien Lenders, pursuant to which we agreed, subject to the satisfaction of certain specified conditions, to issue to the Second Lien Lenders shares of our 15% Series A Preferred Stock, par value $0.01 per share ("New Series A Preferred Stock"), and penny warrants to purchase 12% of our Common Stock (the "Preferred Warrants"), in exchange for $63,000 of the outstanding obligations under the Second Lien Credit Agreement. The Preferred Warrants will be exercisable at various dates after the effectiveness of the recapitalization transactions if we have not redeemed, repurchased, repaid or otherwise retired amounts outstanding under the A&R Second Lien Credit Agreement and the New Series A Preferred Stock prior to such dates. In addition, upon the effectiveness of the recapitalization, the holders of the New Series A Preferred Stock, will be granted certain corporate governance rights, including certain voting rights and the right to designate members of our Board of Directors, in accordance with our Second Amended and Restated Certificate of Incorporation (the "A&R Certificate of Incorporation") and a stockholders agreement to be entered into by us and certain holders of our capital stock upon the closing of the transactions contemplated by the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents.

In addition, we agreed to issue the lender under the Priority Second Lien Credit Agreement penny warrants to purchase 7.5% of our outstanding common stock, which warrant will be exercisable immediately following the consummation of the recapitalization.

On February 28, 2013, we also entered into the Exchange and Contribution Agreement, among the Company and holders (the “PIK Note Holders”) of the Senior Subordinated Unsecured PIK Notes, dated October 21, 2011 (as amended, modified or supplemented, the “PIK Notes”), pursuant to which we agreed, subject to the satisfaction of certain specified conditions, to issue to the PIK Note Holders equity securities in exchange for the contribution by the PIK Note Holders to us of all of their right, title and interest in and to such PIK Note Holders' existing interest in the Company's PIK Notes, including all accrued and unpaid interest thereon (the “PIK Exchange and Contribution Agreement”). We also entered into a Series B Preferred Stock Subscription Agreement on February 28, 2013 (the "Subscription Agreement") by and among the Company, Gores, OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., and OCM Principal Opportunities Fund IV, L.P. (collectively, the "Purchasers"), whereby the Purchasers have agreed, subject to the satisfaction of certain specified conditions, to purchase equity securities of the Company for an aggregate purchase price of $16,500 on terms to be determined.

Upon the effectiveness of the recapitalization, we expect to file the A&R Certificate of Incorporation which, among other things, will provide that the outstanding shares of our existing Class A common stock, par value $0.01 per share and Class B common stock, par value $0.01 per share, will be reclassified into one series of Common Stock and our existing Series A Preferred Stock, par value $0.01 per share, will automatically be reclassified and converted into newly issued equity securities of the Company that is junior in preference or priority to the New Series A Preferred Stock.

The recapitalization is expected to become effective on or around April 16, 2013, subject to the satisfaction or waiver of certain conditions precedent set forth in the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other transaction documents, including the absence of a material adverse effect since January 15, 2013 (other than those based on facts previously disclosed to the lenders prior to February 28, 2013). There can be no assurances that the recapitalization will be consummated on the terms described herein, or at all.

As noted above, we filed a Form 15 deregistering our Class A common stock in January 2013 and after this report, we will not be filing periodic reports with the SEC.  This deregistration will be effective regardless of whether the recapitalization closes.

DIAL GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share amounts)

CBS Amendment

On March 8, 2013, we and CBS entered into an amendment to certain terms of our Master Agreement, News Programming Agreement, Technical Services Agreement and Affiliation Agreement. As part of such amendment, we agreed to give back commercial inventory on certain stations to CBS in return for a corresponding reduction to our station compensation, negotiated the reduction of certain fees, eliminated certain fee escalators payable to CBS and eliminated and/or modified certain rights to adjust station compensation for changes in audience. Additionally, we agreed to provide certain CBS stations with a right of first refusal to certain of our programming and negotiated a repayment plan for certain outstanding amounts due to CBS. This amendment is expected to become effective on or around April 16, 2013, subject to the satisfaction or waiver of certain conditions precedent set forth in the A&R First Lien Credit Agreement, the A&R Second Lien Credit Agreement, the Priority Second Lien Credit Agreement and the other recapitalization transaction documents. There can be no assurances that the recapitalization will be consummated on the terms described herein, or at all, and if such recapitalization were not consummated, this amendment with CBS would not become effective.

Management Changes

On March 19, 2013, we announced that our Board had chosen a new CEO, Paul Caine, effective April 5, 2013 and that our then existing CEO, Spencer Brown, and President Ken Williams were resigning. This followed the resignation of David Landau, then co-CEO with Messrs. Brown and Williams, in February 2013.

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Years Ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-offs and Other Adjustments	Balance at End of Period
2012	$238	1,255	(695)	$798
2011	$175	401	(338)	$238

Income Tax Valuation Accounts

Years Ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-offs and Other Adjustments	Balance at End of Period
2012	12,930	28,716	—	41,646
2011	2,614	8,639	1,677	12,930