Form 10-K/A
period 2012-12-31
DIAL GLOBAL, INC. /DE/
filed 2013-04-12
CIK 771950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding as of March 22, 2013 (excluding treasury shares) was Class A common stock, par value $.01 per share: 22,794,323; Class B common stock, par value $.01 per share: 34,237,638; and Series A Preferred Stock, par value $.01 per share: 9,691.374.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file a proxy statement for an annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2012 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications. Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

The eight directors of the Company's nine-person Board of Directors (referred to in this Part III as the “Board”) are listed below(there is presently a vacancy due to the resignation of former CEO, Spencer Brown, as indicated below). Three directors are elected by the holders of Class A Common Stock (one of whom must be “independent” pursuant to NASDAQ regulations); the CEO is a director (as noted, this directorship is presently vacant) and the remaining five directors are elected by the holders of Class B Common Stock (two of whom must be “independent” pursuant to NASDAQ regulations). As previously announced, if our recapitalization closes on April 16, 2013, the Company's Board will be reduced to seven directors. Since the Company delisted from the NASDAQ Global Market on December 6, 2012, it is no longer required to have independent directors on its Board. Because our Amended and Restated Certificate of Incorporation (which will be filed and become effective upon the closing of the recapitalization) does not require that we have independent directors and because we are no longer listed on NASDAQ (which required that our Audit Committee be comprised solely of independent directors), our Board may not have any independent directors after the closing of the recapitalization. We have listed below for each current director on our Board, the committees on which such director serves, his age as of April 1, 2013, the year he became a director of the Company and whether he was elected by the Class A Common stockholders or Class B Common stockholder.

			Committee Assignments
Name	Age	Director Since	Audit Committee	Compensation Committee

Current directors:
B. James Ford (B)	44	2011
Jonathan I. Gimbel (A)	33	2009
Jules Haimovitz (I)(B)	62	2011	**	*
H. Melvin Ming (I)(A)	68	2006	*
Peter E. Murphy (I)(B)	50	2011	*	**
Andrew Salter (B)	36	2011		*
Neal A. Schore (B)	43	2011
Mark Stone (A)	49	2008		*
Former director:
Spencer L. Brown (CEO)(1)	47	2011
* Member
** Chair
(1)    Mr. Brown resigned from the Company on April 5, 2013. His seat is expected to be filled by Paul Caine after the recapitalization. Mr. Caine became the Company's CEO effective April 5, 2013.
(I) - Independent

(A) - elected by the Class A Common stockholders
(B) - elected by the Class B Common stockholders
The principal occupations and professional backgrounds of the eight directors are as follows:
Mr. Ford - has been a director of the Company since October 21, 2011 (the date of the merger with Westwood One("Merger")).  Mr. Ford is a Managing Director of Oaktree Capital Management L.P. (“Oaktree”), the indirect parent of Triton Media Group (“Triton”) and Verge, where he has worked since 1996.  Mr. Ford is a portfolio manager of Oaktree's global principal investments strategy, which invest in controlling and minority positions in private and public companies. Mr. Ford serves on the Board of Directors of Crimson Exploration, Inc. and Exco Resources, Inc. as well as a number of private companies and not-for-profit entities. Prior to becoming a portfolio manager, Mr. Ford led the group's efforts in the media and energy sectors.  Mr. Ford's background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions.  He is an active member of the Children's Bureau Board of Directors and serves as a trustee for the Stanford Graduate School of Business Trust.

Mr. Gimbel - has been a director of the Company since April 23, 2009. Mr. Gimbel is currently a Principal at The Gores Group, LLC (“Gores”), which is the investment manager of Gores Capital Partners II, L.P. and other related investment entities, and the manager of Gores Radio Holdings, LLC (“Gores Radio”). Mr. Gimbel is responsible for the negotiation and execution of certain Gores acquisitions, divestitures and financing activities in addition to originating new investment opportunities. Prior to joining Gores in 2003, Mr. Gimbel was an analyst at Credit Suisse First Boston, where he focused primarily on mergers and acquisitions and leveraged finance transactions in the Media and Telecommunications group.

Mr. Haimovitz - has been a director of the Company since October 21, 2011 (the date of the Merger). Mr. Haimovitz is President of Haimovitz Consulting, a private media consulting firm. He previously served as Vice Chairman and Managing Partner of Dick Clark Productions, Inc., a producer of programming for television, cable networks, and syndicators, from 2002 to 2007. Mr. Haimovitz is currently a director of Blucora. Mr. Haimovitz's career has included experience serving in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., as Chief Executive Officer of Video Jukebox Network Inc., President and Chief Operating Officer of Spelling Entertainment, Inc., President and Chief Operating Officer of King World Productions and various executive positions at Viacom, Inc., including President of the Viacom Network Group and President of Viacom Entertainment Group.

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

Mr. Murphy - has been a director of the Company since October 21, 2011 (the date of the Merger). Mr. Murphy is the founder of Wentworth Capital Management, a private investment and venture capital firm focused on media, entertainment, technology and branded consumer businesses. He served as President of Strategy and Development at Caesars Entertainment Corporation from 2009 until 2011, as an operating partner at Apollo Global Management from 2007 to 2009 and as Senior Executive Vice President and Chief Strategic Officer of The Walt Disney Company from 1988 to 2007. Mr. Murphy is also a director of Tribune Company (NASDAQ: TRBAA), a diversified publishing, media and television broadcasting company.

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

Mr. Schore - has been a director of the Company and Chairman of the Board since October 21, 2011 (the date of the Merger).  Mr. Schore is the President and Chief Executive Officer of Triton, and has held these positions at Triton or its predecessors since their founding in August 2006.  Mr. Schore has over 21 years of media experience as a principal and operating executive.  Mr. Schore previously served as Managing Partner and CEO of Midway Marketing Group, LLC, a media advisory firm servicing the media community to build, expand, finance and manage media operations throughout the United States. Mr. Schore also served as the founding President of Brite Media Group and has held several other entrepreneurial executive positions.

Mr. Stone - has been a director of the Company since June 19, 2008 and served as Vice-Chairman of the Board from his election until August 30, 2010 at which time he was elected to the position of Chairman of the Board, a position he held until October

21, 2011 (the date of the Merger). Mr. Stone is currently President, Gores Operations Group, and Senior Managing Director of Gores. Mr. Stone has responsibility for Gores' worldwide operations group, oversight of all Gores portfolio companies and operational due diligence efforts. Prior to joining Gores in 2005, Mr. Stone was CEO of Sentient Jet, Narus and Sentex Systems. Mr. Stone was with the Boston Consulting Group in their Boston, Los Angeles, Seoul and London offices. Mr. Stone is a director of various Gores portfolio companies including Siemens Enterprise Communications, Mexx Lifestyle and Big Strike.

Executive Officers

The following is a list of the Company's executive officers. Only officers serving as the principal executive officer (PEO) and the two most highly compensated of the Company's executive officers (excluding the PEOs) serving at the end of the last fiscal year (2012) are considered “named executive officers” (also referred to in this report as “NEOs”) using the methodology of the Securities and Exchange Commission (“SEC”) for determining “total compensation”. The Compensation Discussion and Analysis that appears below relates only to the NEOs for fiscal year 2012. Messrs. Lazar, Steinhauer, Stirland and Mammone are listed by virtue of their roles and responsibilities within the Company in 2012.

Executive Officer (* = 2012 NEO)	Position

Paul Caine	Chief Executive Officer (effective April 5, 2013)

Jean B. Clifton*	Chief Financial Officer (effective June 25, 2012)

Eileen Decker*	President, Sales

Hiram Lazar	Chief Administrative Officer and Secretary (Chief Financial Officer through June 25, 2012)

Charles Steinhauer	President, Operations

Kirk Stirland	President, Programming
Former Executive Officers:

Spencer L. Brown*	Chief Executive Officer (February 8, 2013-April 5, 2013), Co-Chief Executive Officer (through February 8, 2013)

David M. Landau*	Co- Chief Executive Officer (through February 8, 2013)

Kenneth C. Williams*	President (February 8, 2013-April 5, 2013), Co-Chief Executive Officer (through February 8, 2013)

Edward Mammone	Chief Accounting Officer (through November 30, 2012)
The professional backgrounds of the executive officers who are not as of the date hereof also directors of the Company follow:

Paul Caine (age 48) is the Company's newly-elected Chief Executive Officer, effective April 5, 2013.  Mr. Caine was most recently Chief Revenue Officer and Group President, Advertising, of Time Inc.  Mr. Caine previously served as President and Group Publisher of Time's Style & Entertainment Group, which managed PEOPLE, InStyle, Entertainment Weekly, ESSENCE, People en Espanol and People Style Watch.  Mr. Caine is on the Board of Musicares where he served as Board Chair  and a director of City Meals.

Jean Clifton (age 51) is the Company's Chief Financial Officer, a position she has held since June 25, 2012.  Ms. Clifton began her career at Ernst & Young (previously Arthur Young) as an auditor in the assurance group and on the Entrepreneurial services and Computer Audit teams. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company (“JRC”) and its predecessor companies, in various capacities in the U.S. and Europe, including President and Chief Operating Officer (2005-06) and EVP, CFO and Treasurer from 1989 to 2005.  After leaving JRC, Ms. Clifton started Platinum Strategic Partners, a financial and operations consulting firm and worked on projects in India and the U.S. Ms. Clifton has held CFO/CAO positions at Readers' Digest and three MidOcean Partners portfolio companies (Penton Media, Olympus Media and Jones & Frank).  Ms. Clifton is on the board of Summit Business Media and is the Chair of the Audit committee and a member of the Compensation committee.

Eileen Decker (age 58) is the Company's President, Sales, a position she has held since August 2007.  In such role, she oversees ad sales of all owned and operated networks and programs, the representation of the Company's over 100 independent producers and syndicators and manages over 40 salespeople in eight sales offices. Ms. Decker began her career on the agency side of the advertising business at J. Walter Thompson in the 1970s.  She began her sales career with David Landau at the Unistar Radio Networks in 1987.  In 1995, Ms. Decker joined Global Media as a Senior Account Executive and served as NY Sales Manager through the transition to Dial Global.

Hiram M. Lazar (age 48) is the Company's Chief Administrative Officer and Secretary.  Prior to Ms. Clifton's hiring, Mr. Lazar was Chief Financial Officer of the Company.  Since 2001, he served as Chief Financial Officer and Secretary of Excelsior and/or its predecessors.  Prior to joining Excelsior's predecessor, Mr. Lazar served as Chief Financial Officer of Franklin from 1999 to 2002 and as Controller of Lebenthal & Company, a municipal bond brokerage firm, from 1992 to 1999. Mr. Lazar is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Charles Steinhauer (age 40) is the Company's President of Operations and oversees all sales support divisions of the Company. Mr. Steinhauer began his career as an Account Executive with Venture Direct Worldwide, a business to business direct marketing firm. From 1997 to 2001, he was research analyst at Winstar Global Media. In 2001, Winstar Global Media merged with Dial Communications to form what now is Dial Global. In 2005, Mr. Steinhauer was promoted to SVP Operations and was instrumental in launching the Company's first RADAR rated network.

Kirk Stirland (age 60) is the Company's President, Programming. Since joining the Company in 2003, Mr. Stirland has overseen all aspects of the Company's owned or syndicated programs and services.  From 1999 through 2003, Mr. Stirland was President of the WOR Radio Network and from 1985 to 1995, served in several roles including SVP, Advertising Sales and Affiliate Sales at Unistar/Westwood. He has also held advertising and affiliate sales positions at the ABC Radio Network and NBC-The Source and from 1995 to 1998 was Chief Operating Officer of Arbitron's Media Marketing Technologies.

Former Executive Officers

Mr. Brown (age 47) was Chief Executive Officer of Dial Global, Inc. until his resignation on April 5, 2013. From October 21, 2011 until February 8, 2013 (when he was named sole CEO), he was co-Chief Executive Officer with Messrs. Landau and Williams). Mr. Brown was a director of the Company since October 21, 2011, when the merger (“Merger”) of Verge Media Companies, Inc. (“Verge”) and Westwood One, Inc. (“Westwood”) closed and created Dial Global, Inc.  Previously, from 2003 to October 2011, Mr. Brown served as Chief Executive Officer of Excelsior Radio Networks, LLC (also known as Triton Radio Networks) (“Excelsior”). In 2001, Mr. Brown led the investor group that formed Excelsior by acquiring various radio assets from Winstar Communications. Prior to this, Mr. Brown was a Senior Vice President at Franklin Capital Corporation (“Franklin”), a publicly traded business development corporation, where he initially served as general counsel and then Senior Vice President responsible for sourcing and overseeing Franklin's investment portfolio.

David M. Landau (age 60) was co-Chief Executive Officer of Dial Global, Inc. until his resignation on February 8, 2013. Prior thereto, he was a Co-President of Dial Communications Global Media, LLC (“DG LLC”), an indirect subsidiary of the Company, since its inception as Dial Communications-Global Media Inc. in 2002. From 1983 to 1993, he was President and Partner at Unistar Radio Networks. In 1994, he and Mr. Williams, also a co-Chief Executive Officer of Dial Global, founded Multiverse Networks, Inc., a network radio company that developed and syndicated national programs such as The Dr. Laura Schlessinger Show, and served as its President and Chief Executive Officer. In 1997, the company was sold to Jacor Communications, Inc. (“Jacor”), which had then recently acquired Premiere Radio Networks (“Premiere”) and from 1997 until 2000, Mr. Landau served as Executive Vice President of Premiere. In late 2000, he became Co-President, Co-Chief Executive Officer and Partner of Dial Communications LLC, which in 2002 merged with Global Media, a network radio programming and sales company to form Dial Communications-Global Media Inc.

Kenneth C. Williams (age 58) was President of Dial Global, Inc. until his resignation on April 5, 2013. From October 21, 2011 through February 8, 2013, Mr. Williams was co-Chief Executive Officer of Dial Global, Inc. Prior thereto, he was a Co-President/CEO of Dial Global since its inception as Dial Communications-Global Media Inc. in 2002. Mr. Williams began his career as a media planner at Ogilvy & Mather Advertising in 1978. In 1983, he became Vice President of Sales at DIR Broadcasting Corp., a network radio syndication company specializing in live music programming. In 1989, Mr. Williams became Vice President and Managing Director of MediaAmerica, Inc., managing the company's Western Region advertising sales and programming operations. In 1994, he and Mr. Landau founded Multiverse Networks, Inc. and served as its Chairman. Multiverse was sold to Jacor Communications (which had then recently acquired Premiere Radio Networks) in 1997 and from 1997 until 2000, Mr. Williams served as Executive Vice President of Premiere. In late 2000, he became Co-President, Co-Chief Executive Officer and Partner of Dial Communications LLC, which in 2002 merged with Global Media to form Dial Communications-Global Media Inc.

Edward Mammone (age 44) was the Company's Chief Accounting Officer from December 2011 through November 30, 2012. Prior thereto, Mr. Mammone served as the Company's Principal Accounting Officer from October 2009 to October 21, 2011 (when the Merger closed). From January 1997 to September 2009, Mr. Mammone held numerous financial positions at Revlon Inc., culminating in his being named Chief Accounting Officer in December 2006, a position he held until his departure in September 2009. Prior to Revlon, Mr. Mammone was a Manager in the Audit Practice of Grant Thornton LLP from October 1993 to December 1996. Mr. Mammone is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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
Based solely on its review of the copies of such forms received by it, or written representations from its directors and executive officers, the Company believes that during 2012 its executive officers, directors and more than ten percent beneficial owners complied with all SEC filing requirements applicable to them.
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

It is contemplated that nominations to the Board will be reviewed by the Chairman of the Board, in consultation with the Chief Executive Officer and such members of Oaktree and Gores that sit on the Board.

Committees of the Board

The Board has an Audit Committee and Compensation Committee. The written charters of each such committee remain unchanged since April 23, 2009, when the Board adopted amended and restated written charters for each. The full text of each committee charter is available on the Company's website at www.dialglobal.com and is available in print free of charge to any stockholder upon request. Under their respective charters, each of these committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel. Since April 23, 2009, the Company has not had a Nominating and Governance Committee. From November 20, 2009 through December 6, 2012 (when the Company voluntarily delisted from the NASDAQ Global Market), the Company was subject to NASDAQ rules and regulations except where it relied on the “controlled company” exemption to the board of directors and committee composition requirements under the rules of the NASDAQ Global Market. As a result of the exemption, the Company was not required to have a Nominating and Governance Committee, or have its Board comprised of a majority of “independent” directors and has the flexibility to include non-independent directors on its Compensation Committee. The “controlled company” exception did not modify the independence requirements for the Audit Committee, and the Company complies with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and the NASDAQ Global Market rules which require that its audit committee be composed of at least three independent directors. In making a determination of a director's “independence,” the Board used the NASDAQ standard of “independence” in determining that each of Messrs. Haimovitz, Ming and Murphy is independent. As described above, upon the closing of the recapitalization, the Board will be reduced to seven directors. Because the Company is no longer listed on NASDAQ and because the Amended and Restated Certificate of Incorporation (anticipated to be filed upon the closing of the recapitalization) does not require independent directors, the Company may elect not to have any independent directors after such closing.

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

The Compensation Committee

The current members of the Compensation Committee are Messrs. Haimovitz, Murphy, Salter and Stone. The Compensation Committee also has a subcommittee, consisting solely of two independent directors, Messrs. Haimovitz and Murphy, for the purpose of making equity grants to the Company's key employees, including its NEOs. When it was listed on NASDAQ, the Company had the flexibility to include non-independent directors on its Compensation Committee under the NASDAQ rules, but chose to have independent directors on the subcommittee in order to address tax and securities law considerations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively.

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

Item 11.     Executive Compensation

As a smaller reporting company, the Company has listed below only such compensation tables as required by the SEC for those NEOs named above for 2011 and 2012. All dollar amounts presented in the following Items 11, 12 and 13 are in whole dollars, unless otherwise noted.

Summary Compensation Table
The following table and accompanying footnotes set forth the compensation earned, held by, or paid to, each of the Company's named executive officers for the years ended December 31, 2011 and December 31, 2012, respectively.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (1)(3)	Non-Equity Incentive Plan Compen-sation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)(2)	Total ($) (j)
NEOs:
Eileen Decker, President, Sales	2012	$450,000	$111,102	$—	$274,377	$—	N/A	$—	$835,479
	2011	$400,000	$206,201	$—	$—	$—	N/A	$—	$606,201

Jean Clifton, CFO	2012	$475,000	$87,500	$—	$1,798,534	$—	N/A	$25,000	$2,386,034

FORMER NEOs (4):
Spencer L. Brown, CEO and co-CEO	2012	$600,000	$—	$—	$—	$—	N/A	$26,911	$626,911
	2011	$519,359	$250,000	$—	$4,916,286	$—	N/A	$23,396	$5,709,041

David M. Landau, co-CEO	2012	$600,000	$—	$—	$—	$—	N/A	$30,000	$630,000
	2011	$519,359	$250,000	$—	$4,916,286	$—	N/A	$27,672	$5,713,317

Kenneth C. Williams, co-CEO and President	2012	$600,000	$—	$—	$—	$—	N/A	$30,000	$630,000
	2011	$519,359	$250,000	$—	$4,916,286	$—	N/A	$19,272	$5,704,917
___________________

(1)
The amounts reported in columns (e) and (f) represent the grant date fair value all stock and option awards granted in fiscal years 2011 and 2012 (as applicable), calculated in accordance with FASB ASC 718, without regard to the estimated forfeiture related to service-based vesting conditions. For a more detailed discussion of the assumptions used by the Company in estimating fair value, refer to Note 13 (Stock-Based Compensation) of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Note 10 (Stock-Based Compensation) of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. These amounts reflect the Company's accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the named executive officers. Stock options only have value to an executive if the stock price of the Company's common stock increases after the date the stock options are granted, and such value is measured by the increase in the stock price (which is the value shown in the table above). This is different from the values listed in the table above and below (i.e., Summary Compensation Table, Outstanding Equity Awards at 2012 Fiscal Year-End) which represent the grant date fair value, computed in accordance with FASB ASC 718. The vesting terms of the stock awards and option awards reported in the table above are described below.

(2)
With limited exceptions, the Company does not provide perquisites to its employees, including the named executive officers. Messrs. Brown, Landau and Williams each received a car allowance of $1,250 per month ($15,000/year) and a club allowance of $15,000 per year until their respective resignations. Ms. Clifton receives a commutation allowance of $25,000 per year. The amounts reflected above show the amounts utilized in 2011 and 2012.

(3)
Ms. Decker received a stock option for 120,000 shares of common stock on March 1, 2012, and Ms. Clifton received a stock option for 650,000 shares of common stock on June 25, 2012. Each of Messrs. Brown, Landau and Williams received a stock option for 1,637,125 shares of common stock on December 20, 2011. All of such stock options are "underwater", that is the Company's current stock price is below the exercise price of the stock options.

(4)
Mr. Landau's employment terminated on February 8, 2013 and each of Mr. Brown's and Mr. Williams' employment terminated on April 5, 2013 in connection with the appointment of Paul Caine as CEO. Each of Messrs. Brown, Landau and Williams continues to receive compensation pursuant to his respective employment agreement as discussed below.

Provisions Related to Equity Compensation
Material terms related to the equity compensation reported in the table above include the following:
Vesting Generally
The stock options awarded after the Merger, including those to Messrs. Brown, Landau, Schore and Williams on December 20, 2011, Ms. Decker in March 2012 and Ms. Clifton in June 2012, were made pursuant to the 2011 Stock Option Plan (the “2011 Plan”). The vesting schedule of the stock options issued to Messrs. Brown, Landau, Schore and Williams is set forth in footnote 2 below the table entitled “Outstanding Equity Awards at 2012 Fiscal Year-End” which appears below. Other stock options were issued under the 2011 Plan on March 1, 2012, are subject to a 4-year vesting schedule and vest in 25% installments beginning on the anniversary of the grant date (March 1, 2013) and continuing on each anniversary thereafter until fully vested, as indicated in footnote 1 below the table entitled “Outstanding Equity Awards at 2012 Fiscal Year-End”.
Vesting upon a Change in Control; Death; Disability
All stock options awards made under the 2011 Plan, including those granted to the former co-CEOs, shall vest in their entirety upon a change of control, death or termination due to disability. Such terms have the meaning described below under the description of NEOs' employment agreements.
Vesting in connection with a Termination without Cause
In connection with the employment agreements negotiated by and between the Company and the former co-CEOs, a termination with “cause” would constitute a “Qualifying Termination” which would mean that the portion of the 2011 stock option awarded to such co-CEO that would have vested within the date that is 6 months after the Qualifying Termination shall vest immediately. For executive officers who were not co-CEOs (including Ms. Decker and Ms. Clifton), there is no acceleration of vesting associated with a termination without cause.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END
The following table sets forth, on an award-by-award basis, the number of shares covered by exercisable and unexercisable stock options outstanding to each of the Company's NEOs as of December 31, 2012 (there was no unvested restricted stock or RSUs as of such date).

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un- exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
NEOs: (1)
Decker	—	120,000	—	$2.47	3/1/2022

Clifton	—	650,000	—	$3.07	6/25/2022
FORMER NEOs: (2)
Brown	572,993	1,064,132	—	$3.27	12/20/2021

Landau	572,993	1,064,132	—	$3.27	12/20/2021

Williams	572,993	1,064,132	—	$3.27	12/20/2021

(1)
The stock options listed in the table above for Ms. Decker and Ms. Clifton vested/vest as follows: in 25% installments beginning on the first anniversary of the grant date (June 25, 2012 (Clifton); March 1, 2012 (Decker)) and continuing on each anniversary thereafter until fully vested.

(2)
When issued, the stock options listed in the table above for Messrs. Brown, Landau and Williams were scheduled to vest as follows: 2.5% vested and became exercisable immediately on the grant date (December 20, 2011); 87.5% vested/vest in monthly installments of 2.5% beginning on December 21, 2011 through and including October 21, 2014; and (iii) 10% will become vested and exercisable in monthly installments of 0.833% commencing on November 21, 2014 through and including October 21, 2015; such that, upon October 21, 2015, the grantee would be fully vested in the option. Pursuant to the terms of their resignation, the portion of such executives' stock option that would have vested in the six months after the date of their termination immediately vested and became exercisable and remain exercisable for one year after the date of their termination. The remainder of such stock options shall be forfeited by such employees.

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
Cause - Messrs. Brown, Williams and Landau (collectively, for the purposes of the description of their employment agreement, which have since terminated, the “co-CEOs”)
In the case of the co-CEOs, they were terminable for cause under the following circumstances: (1) the willful failure to substantially perform his material lawful duties within ten (10) business days after demand for substantial performance is delivered by the Company and where such willful failure is not due to employee's disability or during an approved leave of absence, (2) material misappropriation, breach of fiduciary duty or fraud with regard to the Company or any of its Subsidiaries, (3) conviction of or the pleading of guilty or nolo contendere with regard to a felony (other than a traffic violation), (4)  gross negligence or willful misconduct which, in the good faith determination by the Board, is reasonably likely to be materially injurious to the Company, or (5) any other material breach of a provision that remains uncured for ten (10) days after the Board provides employee with written notice of its good-faith determination that Cause exists.
Cause - other NEOs
In the case of other NEOs (Decker, Clifton), they are generally terminable for cause if they have: (1) failed, refused or habitually have neglected to perform their duties, breached a statutory or common law duty or otherwise materially breached their employment agreement or committed a material violation of the Company's internal policies or procedures; (2) been convicted of a felony or a crime involving moral turpitude or engaged in conduct injurious to the Company's reputation; (3) become unable by reason of physical disability or other incapacity to perform their duties for 90 continuous days or 120 non-continuous days in a 12-month period ; (4) breached a non-solicitation, non-compete or confidentiality provision; (5) committed an act of fraud, material misrepresentation, dishonesty related to his employment, or stolen or embezzled assets of the Company; or (6) engaged in a conflict of interest or self-dealing.
Good Reason
Only the co-CEOs could terminate their employment for “good reason” which is defined in their employment agreement as the occurrence of any of the following events without such co-CEO's prior written consent: (1) a reduction in his Base Salary or annual bonus opportunity, (2) any diminution of his title, position or reporting line, or the appointment of any individual to an officer position with the Company senior to him; (3) any material reduction of his duties or responsibilities, (4) following a change in control (as defined in his employment agreement), a requirement to report to a person or group of persons other than the board of directors of the ultimate parent entity of the Company, (5) relocation to a place of business outside Manhattan in New York City (relocation to a place of business more than thirty (30) miles from the Mr. Williams' office location as of October 20, 2011 in the case of Mr. Williams who works in Los Angeles, CA), (6) a material breach by the Company of any provision of this Agreement or of the option agreement that remains uncured for ten (10) days after written notice thereof is provided to the Company; provided, however, that except in the case of an event described in clause (6) hereof, any termination by employee with “good reason” shall occur only within sixty (60) days following the first to occur of any of the events or circumstances set forth herein as constituting good reason. As discussed below, Mr. Landau terminated his employment agreement for “good reason” as of February 8, 2013 and Messrs. Brown and Williams similarly terminated their employment for “good reason” on April 5, 2013.
Change in Control
The term “change in control” has the same meaning for all of the NEOs currently employed by the Company (i.e., the former co-CEOs, Decker, Clifton) and the other executive officers. In the case of the former co-CEOs, such definition is located in their employment agreements because it is a potential element of the good reason definition (see above). In the case of Decker, Clifton and the other executive officers, the definition is located in their stock option award agreement since such definition is only relevant to stock options.

NEOs: Employment Agreement Summaries
Employment Agreements for Messrs. Brown, Landau and Williams, each a co-Chief Executive Officer through February 8, 2013 (each has since resigned from the Company).

•	Initial employment term of four years, October 21, 2011-October 21, 2015, each terminated earlier as described in more detail above.

•	Annual base salary of $600,000, subject to increase by the Compensation Committee in its discretion.

•	$250,000 bonus for 2011 and eligible for annual discretionary bonuses in future years (target at least 50% of then-current base salary).

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

•
As described in more detail above, each of Messrs. Brown, Landau and Williams elected to terminate his respective employment agreement for “good reason” in connection with certain executive management changes. Each of them will continue to receive his contractual base salary ($600,000) in equal installments over two (2) years and benefits at the Company's expense provided each executes the general release attached to his employment agreement in connection therewith and does not breach or revoke it or certain provisions of his employment agreement. Additionally, the portion of the stock option each received on December 20, 2011 for 1,637,000 shares at an exercise price of $3.27/share that is scheduled to vest on or prior to the six-month anniversary of the Termination Date (i.e., August 8, 2013 for Landau and October 5, 2013 for Brown and Williams) accelerated and immediately vested upon their respective Termination Date and will remain exercisable for one year thereafter. Each is subject to a two-year non-compete in connection with the foregoing.

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

Generally speaking, in the case of Ms. Decker and Ms. Clifton (see below), a “Restricted Activity” consists of: (i) providing services to a radio network or syndicator, or any direct competitor of the Company or its affiliates; (ii) soliciting client advertisers of the Company or its affiliates and dealing with accounts with respect thereto; (iii) soliciting such client advertisers to enter into any contract or arrangement with any person or organization to provide national or regional radio network or syndicated programming; or (iv) forming or providing operational assistance to any business or a division of any business engaged in the foregoing activities.
Ms. Clifton, Chief Financial Officer (effective June 25, 2012).

•
Term expires on June 25, 2015. The Company shall provide notice of its desire not to extend the employment agreement by no later than the 90th day prior to the stated termination. If no notice is provided and the employment agreement is not terminated, it will remain in effect following the expiration of the term for an additional three-year term.

•	Annual salary of $475,000.

•
Discretionary annual bonus of up to $237,500, with a minimum annual bonus for 2012 of no less than the pro-rata portion of $166,250 (i.e., approximately $83,000). Seventy percent (70%) of such target annual bonus shall be calculated based upon the achievement of certain financial objectives as determined by the Board and the remaining thirty percent (30%) of such annual bonus shall be calculated based upon the achievement of “Management by Objectives” as determined by the Board in consultation with Ms. Clifton.

•	Awarded stock options to purchase 650,000 shares of common stock and thereafter, eligible for discretionary annual equity awards.

•
Agreement terminates automatically in the event of death; terminable by the Company immediately upon notice of a cause event; terminable by employee for “good reason” or upon ten days' prior written notice in the event of disability.

•
If terminated for any reason (other than by the Company without Cause as described in the next bullet point), Ms. Clifton is entitled to the following: (1) her base salary prorated to the date of termination; (2) reimbursement for any unreimbursed expenses properly incurred through date of termination (including her commutation allowance); (3) any entitlement under employee benefit plans and programs and (4) a pro rata portion of the actual annual bonus that would have been paid to her in the year of her termination. If Ms. Clifton is terminated for cause (with the exception of a termination due to failure to perform her duties in connection with a disability), all equity awards will be forfeited except for exercised stock options.

•
If terminated by the Company for any reason other than cause prior to the expiration of the term or by employee's resignation with “good reason”, Ms. Clifton will receive her base salary for fifteen (15) months and continued coverage under COBRA for fifteen (15) months after termination, or such earlier time until she ceases to be eligible for COBRA or becomes eligible for coverage under the health insurance plan of a subsequent employer. Payment of the amounts and benefits described here are contingent on Ms. Clifton executing a fully effective waiver and general release.

•
Upon a change in control, in accordance with the terms of the 2011 Plan and her stock option agreement, all of Ms. Clifton's outstanding equity awards will become fully vested and immediately exercisable and shall remain exercisable for such period described in the 2011 Plan and her stock option agreement.

•
Non-compete: If Ms. Clifton is terminated, then for the Restricted Period, Ms. Clifton may not engage in any Restricted Activity, compete with the Company or its affiliates or solicit employees or customers of the Company or its affiliates. For Ms. Clifton, the “Restricted Period” is a period equal to the remainder of the term of her employment agreement plus the period for which she receives severance after her date of termination.

Potential Payments upon Termination or Change in Control
The Company has employment agreements with its NEOs that require it to make payments upon termination or upon a change in control as described below. We have included a table setting forth the amounts of various payments for convenience. The table should be reviewed with the narrative that follows for a more complete description. As noted elsewhere in this report, each of Messrs. Brown, Landau and Williams resigned for "good reason" in 2013, which event constituted a “Qualifying Termination” as described below. In connection therewith, each will receive such payments described above.
Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements

Name	Termination Scenario	Amount Payable	Equity Compensation

Brown, Landau, Williams (1)	(A) For Cause; Not Good Reason	Accrued (but unpaid) salary/benefits and expense reimbursement	—
	(B) Without Cause; For Good Reason; Company Election not to renew past initial 4-year term (2)	Accrued Obligations, Pro Rata Bonus, two years' base salary and continued benefits (2)	6 additional months of 2011 stock option award accelerates and vests upon termination
	(C) Change in Control (3)	280G excise tax (3)	2011 stock option award accelerates and vests upon a change in control
	Death/Disability (4)(5)	Accrued Obligations and Pro Rata Bonus	2011 stock option award accelerates and vests upon termination

Decker	For Cause; Death/Disability(5)	Accrued (but unpaid) salary/benefits and expense reimbursement	—
	Without Cause	Base salary for the greater of remaining initial term or 6 months	—
	Change in Control	—	All outstanding equity awards vest upon termination

Clifton	(A) For Cause; Death/Disability (5); Not Good Reason	Accrued (but unpaid) salary/benefits and expense reimbursement	—
	(B) Without Cause; For Good Reason	Base salary for 15 months	—
	(C) Change in Control	—	All outstanding equity awards vest upon termination

(1)
For purposes of the co-CEOs listed above, “Accrued Obligations” means (1) accrued and unpaid base salary, (2) unreimbursed business expenses, (3) benefits payable to senior executives under the Company's employee benefit plans upon a termination of employment and (4) fully earned but unpaid annual bonus in respect of any completed fiscal year which ended prior to the date of termination. In the event of a Qualifying Termination the portion of the Stock Option for 1,637,125 shares of Common Stock (“2011 SO Award”) that would have become vested and exercisable during the six-month period after the date of the Qualifying Termination shall immediately become vested and exercisable as described in footnote 2 below. Only the former co-CEOs and Ms. Clifton had/have a provision allowing them to terminate for “good reason”.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation for the Company's directors who served during the year ended December 31, 2012. Messrs. Brown, Ford, Haimovitz, Murphy, Salter and Schore became directors on October 21, 2011 when the Merger closed.

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Current directors:
Ford (2)	$—	$—	$—	$—	$—	$—	$—
Gimbel (2)	$—	$—	$—	$—	$—	$—	$—
Haimovitz	$46,500	$—	$—	$—	$—	$—	$46,500
Ming	$40,750	$—	$—	$—	$—	$—	$40,750
Murphy	$46,500	$—	$—	$—	$—	$—	$46,500
Salter (2)	$—	$—	$—	$—	$—	$—	$—
Schore (1)	$—	$—	$—	$—	$—	$—	$—
Stone (2)	$—	$—	$—	$—	$—	$—	$—
Former director:
Brown (1)(3)	$—	$—	$—	$—	$—	$—	$—

(1)
As an employee of the Company, Mr. Brown did not receive compensation in addition to that specified in his employment agreement for his services as a director. As Chairman and an employee of the Company, Mr. Schore also did not, and does not, receive compensation for his services as a director. The table above excludes $250,000 of compensation which Mr. Schore received in his capacity as Chairman of the Company.

(2)
As reflected above, as employees of Oaktree Capital Management L.P. or The Gores Group, LLC, Messrs. Ford, Gimbel, Salter and Stone did not in 2012 and presently do not, receive cash or equity compensation for their services as directors of the Company.

(3)	As noted above, Mr. Brown resigned as director and CEO effective April 5, 2013.

The table below sets forth information regarding the amount of outstanding RSUs granted to our current directors and held as of December 31, 2012. Only Messrs. Brown and Schore hold vested, unexercised stock options but such were awarded to them for their service as officers and not as directors and accordingly are not reported below. Only Messrs. Haimovitz, Ming and Murphy hold vested RSUs.

Name	Stock Awards	Stock Options	RSUs (vested)	RSUs (unvested)
Haimovitz	—	—	20,000 (1)	—
Ming	—	—	20,000 (1)	—
Murphy	—	—	20,000 (1)	—

(1)
The RSUs listed above are valued at $3.25/share (the closing price of our common stock on the grant date which constitutes fair value under the terms of our 2010 Plan) and were issued on December 20, 2011. The RSUs vested as indicated below and were granted under the 2010 Plan.

General.  The Committee reviews and evaluates compensation for the Company's non-employee directors on an annual basis and the Board prior to making a recommendation to the Board. The Board then considers the recommendation of the Committee and generally approves such recommendation at the Board meeting held directly after the Company's annual meeting of stockholders.

Fees. In 2012 directors received $35,000 a year for their services as Board directors. Audit Committee members received a $10,000 annual retainer and Compensation Committee members received a $5,000 annual retainer. In addition to the aforementioned annual retainers, directors received: (x) $1,500 per in-person Board or committee meeting attended and (y) $1,000 per telephonic Board or committee meeting attended, for each Board or committee meeting in excess of four (4) per year (with the Board, Audit Committee and Compensation Committee each measured separately when assessing the four meeting threshold).

Equity Compensation. For their services commencing in 2011, each independent director (Messrs, Haimovitz, Ming and Murphy) received $65,000 in value of RSUs. Accordingly, on December 20, 2011, each director received 20,000 RSUs (based on a closing share price of $3.25/share on such date). The terms of the awards are governed by the terms of the 2010 Plan and vested as follows: one-twelfth (1/12) immediately and one-twelfth (1/12) on December 21, 2011 and each monthly anniversary thereafter through October 21, 2012.

Dividends; Vesting.  Those directors who received RSUs are entitled to receive dividend equivalents on the RSUs (subject to vesting) when and if the Company pays a cash dividend on its common stock. Such dividend equivalents are credited to a book entry account, and are deemed to be reinvested in common shares on the date the cash dividend is paid. Dividend equivalents are payable, in shares of common stock, only upon the vesting of the related restricted shares. Directors' RSUs will vest automatically, in full, upon a change in control or upon their retirement, as defined in the 2010 Plan. Each RSU counts as three shares under the terms of the 2010 Plan. As of December 31, 2012, the Company had 352,620 shares remaining for issuance under the 2010 Plan.

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

Waivers of Compensation

During the time in 2012 when each served as a director, Messrs. Brown and Schore did not receive additional remuneration for serving as a director of the Company. Directors of the Company who are employed by Gores (Gimbel and Stone) and directors employed by Oaktree (Ford and Salter), similarly did not receive cash compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding securities available for issuance under the Company's equity compensation plans is set forth in Item 5 (Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2013 under the heading “Equity Compensation Plan Information.”
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage of ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The percentage of common stock beneficially owned by a person assumes that the person has exercised all options the person holds that are exercisable within 60 days (through June11, 2013), and that no other persons exercised any of their options. Except as otherwise indicated, the business address for each of the following persons is 220 W. 42nd Street, 3rd Floor, New York, New York 10036. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 12, 2013, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our current executive officers and directors; and

•	all current executive officers and directors of the Company as a group.

Information in the columns of the table below is based on 57,031,961 shares of our common stock issued and outstanding as of March 22, 2013.

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Common Stock
Triton Media Group, LLC (2)	15303 Ventura Blvd, Suite 1500, Sherman Oaks, CA 91403	34,309,066	60.2%
Gores Radio Holdings, LLC (3)	10877 Wilshire Boulevard, 18th Floor, Los Angeles, CA 90024	17,141,549	30.1%
Executive Officers:
Paul Caine		—	*
Jean Clifton		—	*
Eileen Decker		30,000	*
Hiram Lazar (4)		34,390,316	60.3%
Charles Steinhauer		30,000	*
Kirk Stirland		30,000	*
Former Executive Officers/Director:
Spencer Brown (4)(5)		35,250,412	61.8%
David Landau (4)(5)		35,168,556	61.7%
Kenneth Williams (4)(5)		35,250,412	61.8%
Edward Mammone (5)		—	*
Other Directors:
B. James Ford (4)(6)		34,309,066	60.2%
Jonathan Gimbel (7)		17,141,549	30.1%
Jules Haimovitz		20,000	*
H. Melvin Ming		31,533	*
Peter Murphy		20,000	*
Andrew Salter (4)(8)		34,309,066	60.2%
Neal Schore (4)		34,587,377	60.6%
Mark Stone (9)		17,141,549	30.1%

All Current Directors and Executive Officers as a Group (17 persons)		54,713,891	95.9%

*	Represents less than 1% of our outstanding shares of common stock.
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

(2)
Triton Media Group, LLC is controlled by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., and OCM Principal Opportunities Fund IV, L.P., each of which is a fund managed by Oaktree Capital Management, L.P. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Triton by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim beneficial ownership of all shares reported herein in excess of their pecuniary interests, if any. With the exception of 71,428 shares of Class A Common Stock, each of the shares owned by Triton is Class B Common Stock. Because the Class B Common Stock is not convertible to Class A Common Stock at the option of Triton, nor may it automatically convert to Class A Common Stock earlier than three years from the date of issuance, Triton disclaims beneficial ownership of any Class A Common Stock by virtue of ownership of Class B Common Stock. In addition, Triton owns 9,691.374 shares of Series A Preferred Stock of the Company.

(3)
Gores Radio, LLC (“Gores Radio”) is managed by The Gores Group, LLC. Gores Capital Partners II, L.P. and Gores Co-Invest Partnership II, L.P., which we refer to collectively as the “Gores Funds,” are members of Gores Radio. Each of the members of Gores Radio has the right to receive dividends from, or proceeds from, the sale of investments by Gores Radio, including the shares of common stock, in accordance with their membership interests in Gores Radio. Gores Capital Advisors II, LLC, which we refer to as “Gores Advisors,” is the general partner of the Gores Funds and is managed by The Gores Group, LLC. Alec E. Gores is the manager of The Gores Group, LLC. Each of the members of Gores Advisors has the right to receive dividends from, or proceeds from, the sale of investments by the Gores Funds, including the shares of common stock, in accordance with their membership interests in Gores Advisors. Under applicable law, certain of these individuals and their respective spouses may be deemed to be beneficial owners having indirect ownership of the securities owned of record by Gores Radio by virtue of such status. Each of the foregoing entities and the partners, managers and members thereof disclaim beneficial ownership of all shares reported herein in excess of their pecuniary interests, if any. Each of the shares owned by Gores Radio is Class A Common Stock.

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

(5)
Until April 5, 2013, Mr. Brown served as a director and CEO of the Company. As indicated above, Mr. Williams resigned on April 5, 2013 and Mr. Landau resigned on February 8, 2013. Mr. Mammone resigned on November 30, 2012.

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

The following sets forth any transaction entered into in 2011 or 2012, or any transaction currently proposed, in which a related person has, or will have, a direct or indirect material interest.

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

Transition Services Agreement with Triton Digital

On July 29, 2011, Excelsior Radio Networks, LLC (a subsidiary of the Company) entered into a transition services agreement with Triton Digital, Inc. (“Triton Digital”). Under the agreement, Verge agreed to provide Triton Digital with the use of certain premises leased by the Company and certain related services for a monthly fee of $22,000 plus related facilities expenses for a time period not to extend beyond April 2014.  Under the agreement, the support and use of the various facilities may be terminated at different times (for each facility) but any termination earlier than the stated termination date must be mutually agreed upon by the parties. In 2011, we received $110,000 in fees for the five months of services provided under such agreement. In 2012, we received $264,000 in fees for the services provided under such agreement.

Digital Reseller Agreement with Triton Media

On July 29, 2011, Triton Media Group, LLC (“Triton”) and Dial Communications Global Media, LLC, a wholly-owned subsidiary of the Company (“Dial Communications”), entered into a Digital Reseller Agreement with a four-year term, which was terminated by mutual agreement of the Parties on December 31, 2012. Under this agreement, Dial Communications provided, at its sole expense, services to Triton customarily rendered by terrestrial network radio sales representatives in the United States. Triton exclusively used Dial Communications for the sale of over the air impressions/inventory procured by bartering with U.S. traditional terrestrial radio stations in exchange for Triton services, except that Triton was permitted to allow a broadcaster that controls a competing network to sell its inventory (bartered for Triton services and products) via its owned and operated network.

In return for these services, Triton paid Dial Communications a commission based on the gross receipts of revenue derived from the inventory, less customary advertising agency commissions actually paid by Dial Communications. In 2011 (from July 29, 2011 through December 31, 2011) and 2012, Triton paid Dial Communications an aggregate of $1,780,000 and $3,002,000, respectively, under the Digital Reseller Agreement.

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

Pre- and Post-Merger Indebtedness

As part of the Merger, $30.0 million of PIK Notes were issued on October 21, 2011. As of December 31, 2012, the total amount of PIK Notes issued to Gores was $12,687,277 (including accrued interest from the date of issuance to year end); to certain entities affiliated with Oaktree was $20,777,804 (inclusive of accrued interest), and $2,308,645 (inclusive of accrued interest) to Black Canyon Capital LLC ("Black Canyon") who was a related party of Verge's until the Merger.

Prior to the Merger, senior notes totaling approximately $94,585,000 were held by Verge's major stockholders: Oaktree, Black Canyon and certain members of management. We paid $15,577,000 in interest on such senior notes in 2011, which amount includes a prepayment penalty of $3,397,000 associated with our early repayment of the senior notes when the Merger closed. More information related to our PIK Notes and senior notes can be located in Note 4 - Debt in our 10-K filed on April 1, 2013.

Ordinary Course Business with Radio Stations

Oaktree currently holds a greater than 10% equity interest in Townsquare Media LLC, Liberman Broadcasting Inc. and Peak Broadcasting LLC, each of which own radio stations and with whom we may do business from time to time. In 2011, we recognized approximately $5.0 million in revenue and $2.0 million in operating income and in 2012, we recognized $7.5 million in revenue and $1.7 million in operating income from radio stations in which Oaktree has (directly or indirectly) a financial interest. The business we conduct with these radio stations is barter-based, that is we provide programming to these radio stations in exchange for airtime within such programming. In 2013, we entered into an agreement to purchase advertising inventory from Townsquare.

Management Fees

Prior to the Merger, Verge paid Triton, its sole shareholder, fees related to consultancy and advisory services rendered to it by Triton. The fees paid in 2011 from January 1, 2011 until October 21, 2011 (the date the Merger closed) were $212,000. This arrangement was terminated in connection with the Merger so there were no fees paid in 2012.

Glendon Partners Consulting Services
For consulting services rendered in calendar year 2011 by Glendon Partners (“Glendon”), an operating group associated with Gores, the Company paid Glendon $1.0 million. Prior to the Merger, Gores was Westwood's principal stockholder and now owns approximately 30% of the Company's common stock (taking into account the Class A and Class B common stock on a combined basis). The Glendon fees consisted of payment for services rendered by various members of Glendon, including Andrew Bronstein and Michael Nold, who prior to the Merger served as Company directors and provided professional services to the Company in the areas of operational improvement, tax, finance, accounting, legal and insurance/risk management and are based on Glendon's hourly billing rates.

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

During 2011 and through November 6, 2012 when he resigned from the Company, Brian Landau, son of our former co-Chief Executive Officer David Landau, was an ad sales representative of the Company and received aggregate compensation, comprised of base salary and a sales commission, of $58,294 and $179,901 for the years ended December 31, 2012 and 2011, respectively. Carlisle Williams, daughter of our former President and co-CEO Ken Williams, is an editorial coordinator in digital (she was initially hired as a sales assistant) and received aggregate compensation of $50,000 and $42,179 for the years ended December 31, 2012 and 2011, respectively. Kirby Stirland, daughter of our President of Programming Kirk Stirland, is a writer/producer and received aggregate compensation, including salary and bonus, of $43,000 and $38,000 for the years ended December 31, 2012 and December 31, 2011, respectively. Ms. Stirland was hired on January 31, 2011 which is why there is a discrepancy in pay between 2011 and 2012. In each instance, the parent of each individual hired was not part of the approval/hiring process which was ultimately overseen by Hiram Lazar, Chief Administrative Officer. Suzanne Shultz, VP of Marketing, hired Carlisle Williams for her current position (Eileen Decker, President of Sales, initially hired Ms. Williams as a sales assistant) and Chris Corcoran, EVP of Sports, hired Kirby Stirland.

Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees billed for fiscal years 2012 and 2011 for professional services rendered by Ernst & Young LLP for the audit of the Company's financial statements for such fiscal years and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP and PricewaterhouseCoopers LLP for 2012 and 2011. Effective November 23, 2011, the Company dismissed PricewaterhouseCoopers LLP and appointed Ernst & Young LLP as the Company's new independent registered public accounting firm, including for the audit of the Company's financial statements for the 2011 and 2012 fiscal years. Both decisions were approved by the Audit Committee.

(in thousands)	2012		2011
(1) Audit Fees	$2,186	(1)	$1,122	(2)
(2) Audit-Related Fees	4		661
(3) Tax Fees	150		—
(4) All Other Fees	—		—

(1)	Of such amount, $194 relates to the review of the first and second quarters of 2011 in order to provide comparable financial statements for 2012.

(2)	The above does not include approximately $750 in audit fees for services rendered by PricewaterhouseCoopers LLP who was not the principal accountant for the audit in 2011.

All audit-related services were approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP did not impair that firm's independence in the conduct of the audit.
Audit Committee Pre-Approval Policies and Procedures
All services provided to the Company by PricewaterhouseCoopers LLP in 2011 (until its dismissal on November 23, 2011) and by Ernst & Young LLP for the remainder of 2011 and in 2012 were pre-approved by the Audit Committee. Under the Company's pre-approval policies and procedures, the Chair of the Audit Committee was authorized to pre-approve the engagement of PricewaterhouseCoopers LLP and was authorized to pre-approve the engagement of Ernst & Young LLP to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services.

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

DIAL GLOBAL, INC.
(Registrant)

By:	/S/ PAUL CAINE	By:	/S/ JEAN B. CLIFTON
	Paul Caine		Jean B. Clifton
	Chief Executive Officer		Chief Financial Officer

Date	April 12, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ NEAL A. SCHORE	Chairman of the Board of Directors	April 12, 2013
Neal A. Schore

/S/ B. JAMES FORD	Director	April 12, 2013
B. James Ford

/S/ JONATHAN I. GIMBEL	Director	April 12, 2013
Jonathan I. Gimbel

/S/ JULES HAIMOVITZ	Director	April 12, 2013
Jules Haimovitz

/S/ H. MELVIN MING	Director	April 12, 2013
H. Melvin Ming

/S/ ANDREW SALTER	Director	April 12, 2013
Andrew Salter

/S/ MARK R. STONE	Director	April 12, 2013
Mark R. Stone

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT. No annual report or proxy material has been sent to security holders as of the date of this report.